Form 10-K
period 1994-01-01
CINCINNATI MILACRON INC /DE/
filed 1994-03-29
CIK 716823

=============================================================================


                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549


                                        ___________


                                         FORM 10-K



[x]         Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required).  For the fiscal year ended January 1, 1994.

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from __________ to __________

                               Commission file number 1-8485

                                 CINCINNATI MILACRON INC.

                  (Exact name of registrant as specified in its charter)

                        Delaware                                31-1062125
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)

                                    4701 Marburg Avenue
                                  Cincinnati, Ohio 45209
                                       (513)841-8100
                 (Address and phone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
            Title of each class:      Name of each exchange on which registered:
  Common Shares - Par Value $1.00              New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [x]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the registrant is $676,294,231 at 2/25/94.

Voting stock held by officers, directors and principal holders is not included in the computation. The Company, however, has not made a determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Common Stock, $1.00 par value, outstanding as of February 25, 1994: 33,540,964.

Documents incorporated by reference:
PART III - Proxy statement, dated March 25, 1994.


==============================================================================

                                 CINCINNATI MILACRON INC.
                               1993 FORM 10-K ANNUAL REPORT
                                     Table of Contents


                                                                      Page
                                                                      ____
                                    PART I
                                    ------
Item  1.  Business                                                      3
          Executive Officers of the Registrant                         16
Item  2.  Properties                                                   18

Item  3.  Legal Proceedings                                            19
Item  4.  Submission of Matters to a Vote of Security-Holders          19




                                    PART II
                                    -------
Item  5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters                                 19
Item  6.  Selected Financial Data                                      20
Item  7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               22
Item  8.  Financial Statements and Supplementary Data                  26
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                         26



PART III
                                   --------
Item 10.  Directors and Executive Officers of the Registrant           42
Item 11.  Executive Compensation                                       42
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                              42
Item 13.  Certain Relationships and Related Transactions               42


                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                 43
          Signatures                                                   47
          Index to Certain Exhibits and Financial Statement
           Schedules                                                   48
          Exhibit 11- Computation of Per-Share Earnings                49
          Exhibit 21- Subsidiaries of the Registrant                   50
          Exhibit 23- Consent of Independent Auditors                  51
          Schedule II- Amounts Receivable From Related Parties
           and Underwriters, Promoters and Employees Other Than
           Related Parties                                             52
          Schedule V- Property, Plant and Equipment                    53
          Schedule VI- Accumulated Depreciation, Depletion and
           Amortization of Property, Plant and Equipment               54
          Schedule VIII- Valuation and Qualifying Accounts and
           Reserves                                                    55
          Schedule IX- Short-Term Borrowings                           56
          Schedule X- Supplementary Income Statement Information       57


                                   PART I
                                   ______

ITEM 1.   BUSINESS
Cincinnati Milacron Inc. was incorporated in Delaware in 1983 as the successor to a business established in 1884. Its principal executive offices are located in Cincinnati, Ohio. Except where the context otherwise requires, the terms "company" and "Cincinnati Milacron" herein mean Cincinnati Milacron Inc. and its consolidated subsidiaries.

Cincinnati Milacron is one of the world's leading manufacturers of plastics machinery, machine tools and industrial products for metalworking, as well as related computer controls and software for factory automation.

The company sells products and provides services to industrial customers throughout the world. The company has a long-standing reputation for quality and technological leadership. Virtually all of its plastics machinery products and machine tools are computer-controlled and many include advanced applications software.

In recent years, the company has undertaken a major program, called "Wolfpack", for product development, process improvement and modernization. The objectives of Wolfpack are to design and produce new products at world-competitive levels of quality, performance, efficiency and cost. The key principles of the Wolfpack philosophy are teamwork, a "market-driven" approach, "simultaneous engineering", reduction and standardization of parts, design for manufacturability and integrated, just-in-time manufacturing. Wolfpack teams develop marketable products faster than conventional teams with improved quality, features and cost and quality performance ratios. Compared to the products they replace, Wolfpack-products typically have achieved a 30 to 50 percent reduction in each of the following areas: product development cycles, number of total parts, manufacturing lead time, installation time and overall cost. In 1993, Wolfpack designed products accounted for substantially all of the company's plastics machinery sales and approximately one-half of the company's machinery portion of its machine tool segment sales.

Early in 1993, the company acquired GTE Valenite Corporation ("Valenite"), which the company believes is the second largest U.S. and third largest worldwide producer of metalcutting systems. The acquisition of Valenite was part of the company's strategic objective to expand its industrial products segment and thereby balance revenues among its three business segments of plastics machinery, machine tools and industrial products. Later in 1993, the company acquired Ferromatik, a German manufacturer of plastic injection molding machines. The company expects the acquisition to expand its plastics processing technology and product line offering and help the company achieve its objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets. With this acquisition, plastics machinery is now the company's largest segment.

On February 10, 1994, the company announced a major consolidation of its U.S. machine tool operations to Cincinnati and recorded in the fourth quarter of 1993 a $47.1 million nonrecurring charge to cover the costs of the plan. Production at the company's two machine tool facilities in South Carolina will be phased out and the plants closed by year end 1994. The company will transfer most of the modern machines and systems in South Carolina now used to manufacture horizontal machining centers and turning centers to its Cincinnati facilities. The incremental cash required in 1994, before considering any proceeds from the disposition of assets, will be approximately $18 million. The consolidation, once fully implemented, is expected to result in annual cost savings of approximately $16 million. The consolidation addresses excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which has significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems.

On February 4, 1994, the company sold its Sano blown and cast film systems business which incurred an operating loss of approximately $26.3 million in 1993, which included charges totaling $22.8 million for the disposition of this subsidiary.

STRATEGY AND PRODUCT DEVELOPMENT

The company's objectives are: to develop and produce machines and systems for world markets that incorporate leading-edge technology and offer its customers competitive advantages; to increase its manufacturing efficiencies to meet international competition; and to improve its responsiveness to changing world markets by decentralizing responsibility for manufacturing, marketing and product development.

In 1993, the company made progress in the achievement of its overall objectives. The company's strategic acquisitions of Valenite and Ferromatik enhanced its technological base, diversified its product line and expanded its worldwide sales and distribution network. In addition, by balancing revenues among its three business segments, the company believes that it is in a better position to take advantage of opportunities in each market even while demand in a single segment may be weak.

In recent years, the company also has undertaken a major program for product development, process improvement and modernization. This program is named "Wolfpack" because of its emphasis on teamwork and fierce competitiveness. The objectives of Wolfpack are to design and produce new products at world-competitive levels of quality, performance, efficiency and cost.
Wolfpack teams consist of members not only from design engineering but also from sales, marketing, manufacturing, engineering, quality control, purchasing and assembly, and often include suppliers and customers.
In addition to teamwork, other key principles of the Wolfpack philosophy are:
a "market-driven" approach, "simultaneous engineering", reduction and standardization of parts, design for manufacturability and integrated, just-in-time manufacturing. Wolfpack teams develop marketable products faster than conventional teams with improved quality, features and cost and quality performance ratios. Compared to the products they replace, Wolfpack-developed products typically have achieved a 30 to 50 percent reduction in each of the following areas: product development cycles, number of total parts, manufacturing lead time, installation time and overall cost.

In 1985, the company began applying Wolfpack principles to the development of its Vista line of plastics injection molding machines, and the line has since become the market leader in the United States. Today, most of the company's plastics processing machinery lines have been developed through the Wolfpack approach. In 1989, the company formally adopted the Wolfpack approach to product development and introduced its first Wolfpack machine tool, the Sabre vertical machining center, which was well received. Subsequently, several other Sabre machines were added to the family, all of which have met with good market acceptance. In 1992, key Wolfpack machine tool introductions included the Maxim line of horizontal machining centers and the Avenger turning center series, again with encouraging customer reaction. Late in 1993, the company introduced the Arrow and Lancer lines of vertical machining centers which have resulted in encouraging sales levels. Additional Wolfpack-developed machine tool introductions are planned for 1994.

In many cases, Wolfpack designs represent new products for new applications or markets. In other cases, they replace older product lines and the company coordinates the phase-out of the older lines with the phase-in of the Wolfpack-developed product lines. This approach is designed to minimize inventory obsolescence while providing an opportunity for increased revenue as the new products achieve market acceptance. From 1991 through 1993, the Wolfpack program resulted in 27 new product introductions.

The company also conducts an ongoing research and product development effort for all product lines, designed to create new products to maintain or enhance its competitive market positions. During the last three years, the company has maintained its expenditures for research and development at an average of approximately 4% of sales.

In 1993, the company initiated Total Quality Leadership ("TQL"), a company-wide commitment to promote higher levels of teamwork, innovation and employee empowerment. TQL is a people-oriented philosophy that seeks commitment from all employees, representatives and suppliers to focus on total customer satisfaction. TQL is a long-term strategy intended to promote continuous process and quality improvement.

The company continually explores acquisition, divestiture and consolidation opportunities when it believes such actions could expand markets, enhance product synergies or improve earnings potential for the long-term. In addition to the Valenite and Ferromatik acquisitions, in the past three years the company has sold certain businesses and consolidated certain manufacturing operations. In early 1994, the company announced a major consolidation of its U.S. machine tool operations.

SEGMENT INFORMATION

The company has three business segments: plastics machinery, machine tools and industrial products. Financial data for the past three years for these segments are shown in the tables below.


                                                   Fiscal Year (a)
                                          ------------------------------
(In millions)                                 1993       1992       1991
                                          --------     ------     ------
SALES
  Plastics machinery. . . . . . . .       $  357.2     $301.4     $267.6
  Machine tools . . . . . . . . . .          355.0      379.7      383.7
  Industrial products (b) . . . . .          317.2      108.1      102.7
                                          --------     ------     ------
    Total sales . . . . . . . . . .       $1,029.4     $789.2     $754.0
                                          ========     ======     ======
BACKLOG OF UNFILLED ORDERS
  Plastics machinery. . . . . . . .       $   85.5     $ 56.1     $ 53.3
  Machine tools . . . . . . . . . .          123.9      188.8      219.7
  Industrial products (b) . . . . .           36.6        4.7        4.3
                                          --------     ------     ------
    Total backlog . . . . . . . . .       $  246.0     $249.6     $277.3
                                          ========     ======     ======



_______________________________________________________________________________

(a) 1992 includes 53 weeks compared to 52 weeks included in 1993 and 1991.

(b) The 1993 increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.
___________________________________________________________________________


                                                   Fiscal Year (a)
                                          ------------------------------
(In millions)                               1993        1992        1991
                                          ------      ------      ------
OPERATING EARNINGS (LOSS)
  Plastics machinery (c). . . . . .       $ 26.6      $ 22.8      $ 14.6
  Machine tools . . . . . . . . . .          3.9         8.9        (6.6)
  Industrial products (b) . . . . .         27.1        17.7        18.3
  Consolidation charge and
    closing and relocation
    charge (d). . . . . . . . . . .        (47.1)         -        (75.1)
  Disposition of subsidiary (e) . .        (22.8)         -           -
  Unallocated corporate
    expenses (f). . . . . . . . . .        (11.5)       (6.2)       (9.5)
                                          ------      ------      ------
  Operating earnings (loss) . . . .        (23.8)       43.2       (58.3)
  Interest - net. . . . . . . . . .        (13.4)      (16.2)      (15.1)
                                          ------      ------      ------
  Earnings (loss) from continuing
    operations before income taxes,
    extraordinary items and
    cumulative effect of changes
    in methods of accounting. . . .       $(37.2)     $ 27.0      $(73.4)
                                          ======      ======      ======

IDENTIFIABLE ASSETS
  Plastics machinery. . . . . . . .       $289.0      $219.9      $202.9
  Machine tools . . . . . . . . . .        243.1       282.8       310.9
  Industrial products (b) . . . . .        174.4        56.8        63.7
  Unallocated corporate assets (g).         23.1        19.4        20.9
                                          ------      ------      ------
    Total assets. . . . . . . . . .       $729.6      $578.9      $598.4
                                          ======      ======      ======

CAPITAL EXPENDITURES
  Plastics machinery. . . . . . . .       $  4.2      $  6.2      $  6.5
  Machine tools . . . . . . . . . .          8.8         7.1         7.5
  Industrial products (b) . . . . .         10.4         4.3         1.5
                                          ------      ------      ------
    Total capital expenditures. . .       $ 23.4      $ 17.6      $ 15.5
                                          ======      ======      ======

DEPRECIATION
3  Plastics machinery. . . . . . . .       $  6.2      $  7.7      $  7.0
  Machine tools . . . . . . . . . .          9.4        10.6        14.2
  Industrial products (b) . . . . .         10.5         2.6         2.8
                                          ------      ------      ------
    Total depreciation. . . . . . .       $ 26.1      $ 20.9      $ 24.0
                                          ======      ======      ======
__________________________________________________________________________


(a) 1992 includes 53 weeks compared to 52 weeks included in 1993 and 1991.

(b) The 1993 increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.

(c) The 1993 amount includes a $2.5 million gain on sale of surplus land.

(d) These amounts relate to the machine tools segment.

(e) This amount relates to the plastics machinery segment.

(f) Includes corporate research and development and certain administrative expenses. The 1993 amount includes amortization of financing costs and costs related to the sale of receivables totaling $3.0 million.

(g) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.

The following table summarizes the company's United States and foreign operations which are located principally in Western Europe:


(In millions)                               1993        1992        1991
                                          ------      ------      ------
GEOGRAPHIC INFORMATION
U.S. operations
  Sales . . . . . . . . . . . . . . .     $831.9      $654.1      $613.0
  Operating earnings. . . . . . . . .       49.6        47.9        23.3
  Consolidation charge and closing
    and relocation charge . . . . . .      (47.1)        -         (75.1)
  Disposition of subsidiary . . . . .      (22.8)        -           -
  Identifiable assets . . . . . . . .      420.6       410.8       413.9
  Liabilities . . . . . . . . . . . .      469.9       403.3       404.7
  Capital expenditures. . . . . . . .       21.3        13.9        11.8
  Depreciation. . . . . . . . . . . .       19.1        16.3        19.3

Foreign operations
  Sales . . . . . . . . . . . . . . .      197.5       135.1       141.0
  Operating earnings. . . . . . . . .        8.0         1.5         3.0
  Identifiable assets . . . . . . . .      285.9       148.7       163.6
  Liabilities . . . . . . . . . . . .      135.6        41.2        64.7
  Capital expenditures. . . . . . . .        2.1         3.7         3.7
  Depreciation. . . . . . . . . . . .        7.0         4.6         4.7


Sales of U.S. operations include export sales of $118.7 million in 1993, $111.7 million in 1992, and $98.6 million in 1991.

Total sales of the company's U.S. and foreign operations outside the U.S. were $298.4 million, $242.6 million, and $236.0 million in 1993, 1992 and 1991, respectively.

PLASTICS MACHINERY

The company is the largest U.S. producer of plastics machinery. In 1993, the company's plastics machinery segment sales were $357 million, of which approximately 70% were to customers in the U.S. The company believes it offers more varieties of machinery to process plastic than any other U.S. company.

The company produces equipment for most of the major plastics processing technologies, including a full range of injection molding machines and systems for extrusion and blow molding. In February 1994, the company sold Sano. The company also sells a line of imported electric injection molding machines and a number of types of auxiliary equipment, which are manufactured by others to the company's specifications.

The company designs and builds its own electronic controls and develops the necessary software for virtually all of its plastics machinery lines. The company believes that its advanced controls and software for plastics manufacturing equipment are key selling features that have helped increase its market share.

PLASTICS MACHINERY INDUSTRY

The market for plastics machinery has grown steadily over the past four decades, as plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the transportation, construction, packaging and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics machinery market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, the plastics machinery market is subject to economic cycles, but to a lesser degree than the machine tool market. In particular, the market for injection molding machines is driven by the consumer economy and the automotive industry. Beginning in 1989, the plastic machinery industry began to experience a slowdown in orders from these sectors and the slowdown continued through 1991 and into the first half of 1992. Plastics machinery orders improved in the second half of 1992 and continued to be strong through 1993.

Custom molders, which produce a wide variety of components for many industries, are the single largest group of plastics machinery buyers.
Other customer categories include the automotive industry, the packaging industry, the construction industry, manufacturers of housewares and appliances and producers of medical supplies. Among the factors that affect the plastics machinery market are the health of the consumer economy, residential and commercial construction and automotive production. Because of intense competition from international plastics machinery producers, currency exchange rates also have a significant impact. Fluctuations in oil and natural gas supplies and prices may affect the businesses of the customers for plastics machinery and, in turn, the market for this equipment.

Environmental concerns about plastics may have the potential to slow the growth of the plastics machinery market. However, some plastics raw materials suppliers, machinery makers and processors are developing biodegradable products and methods of recycling to address environmental issues. The company believes that environmental concerns have not had any discernible negative effect on the market to date. Nevertheless, the company, through its membership in The Society of Plastics Industry (an industry trade association), is participating in a joint initiative with "The Partnership for Plastics Progress", which has brought together leading companies within the plastics industry to address the role of plastics in the environment.

THE COMPANY'S PLASTICS MACHINERY SEGMENT

The company's plastics machinery segment consists of three major businesses: injection molding machines, extrusion systems and blow molding systems. In 1993, sales of injection molding machines constituted over one-half of the sales of the company's plastics machinery segment.

INJECTION MOLDING

The company is the largest U.S. producer of injection molding machines. Injection molding is the most common and versatile method of processing plastic. The company manufactures many types of injection molding machines, all of which were developed using Wolfpack principles. Product standardization (which facilitates part commonality), the modernization of the company's manufacturing facilities and methods as well as increased volumes have enabled the company to achieve significant economies of scale for the production of injection molding machines. The company believes these factors have enabled it to become the lowest cost U.S. producer of these machines. Additionally, the company believes its success in injection molding machines has been due in large part to the development and marketing of its Vista line, which the company continues to expand.
In 1991, the company entered the market for very small hydraulic injection molding machines with its Wolfpack-developed Sentry Line, which has been well received in the marketplace. In 1992 and 1993, the company introduced two new Vista models known as the Revenge and the Patriot.

Additionally, in 1993 the company began shipping the largest hydraulic injection molding machine it has ever built, the Wolfpack-designed VL4000, which is used for large interior and exterior automotive parts.

Sales of injection molding machines began to weaken in May 1989 and remained depressed through 1991. Sales remained soft in the first half of 1992, but became particularly strong in the second half of 1992 and through 1993. As a result, the company's injection molding machine business had a record sales-year in 1992, and the company surpassed that record in 1993.

On November 8, 1993, the company acquired Ferromatik, one of Europe's leading producers of injection molding machines. Ferromatik is recognized for its high-end technology including multi-color machines, multi-component systems and other specialty applications. The company expects the Ferromatik acquisition to expand its technology base and product line and help it achieve its objective of establishing a manufacturing and distribution base in Germany to serve Europe and other markets. The acquisition included the Ferromatik lines of hydraulic and electric injection molding machines and a modern manufacturing facility in Malterdingen, Germany, as well as Ferromatik's worldwide marketing, sales and service network. The company believes Ferromatik provides a complementary fit with its existing injection molding machine business. The purchase price, including assumed debt of approximately $6 million, was approximately
$56 million. The amount of the purchase price paid was based upon estimates of the amount of assets and liabilities of Ferromatik, a subject to adjustment as set forth in the purchase agreement. The company financed the purchase by drawing upon its revolving credit facility of $130 million and the company's existing European lines of credit.

The company has commenced a restructuring of Ferromatik intended to
(1) derive benefits of synergies between Ferromatik and other company operations and (2) improve Ferromatik operations through implementation of manufacturing techniques and methods currently being used in the company's U.S. plastics machinery operations. The company believes that restructuring opportunities are available in both marketing and manufacturing.

The company intends to conduct its plastics machinery European marketing activities through Ferromatik's existing network and thus to eliminate expenses previously incurred by the company's European marketing operation in Offenbach, Germany. The company will sell several of its successful plastics machinery lines to European customers through Ferromatik's sales and distribution network.

To improve manufacturing efficiency, in addition to the head count reductions made at Ferromatik prior to the acquisition, the company intends to further reduce head count in 1994. The company believes such personnel reductions will not adversely affect current production capacity at Ferromatik. The company intends to implement numerous advanced manufacturing technologies in the Malterdingen facility, including cellular manufacturing, which have been successful in the company's main U.S. facility for injection molding machine production in Ohio.

EXTRUSION SYSTEMS

Extrusion systems business consists of systems comprised of multiple units which are tooled to make a specific product in quantity. Such systems take longer to manufacture than do injection molding machines. Extrusion systems include twin-screw extruders and single-screw extruders. The company believes it has a strong competitive position in each of these lines. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet lines and window frames, hence the business is closely tied to housing market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles. In February 1994, the company sold its Sano blown and cast film systems business. The company recorded nonrecurring charges totaling $22.8 million in 1993 on the disposition of this subsidiary.

BLOW MOLDING SYSTEMS

The company's blow molding systems business consists of reheat and extrusion blow molding systems. Reheat blow molding systems are used to produce strong, lightweight containers that resist oxygen migration to hold perishable liquids, such as soft drinks, toiletries, and household products. Extrusion blow molding systems are used to make a wide variety of products ranging from bottles, jars, vials and other containers, to industrial parts and toys. In 1991, the company introduced a Wolfpack-developed line of accumulator-head blow molding machines, known as Eclipse. Additionally, in 1993, the company expanded its Eclipse line by introducing three models of large extrusion and blow molding machines.

SPECIALTY EQUIPMENT

The company sells a variety of specialty equipment used in the processing of plastics products including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems which are manufactured by third parties to the company's specifications. The company also rebuilds and retrofits many types of plastics processing equipment sold by the company or others, refitting them with new company-produced controls and software.

SALES, MARKETING AND CUSTOMER SERVICE

The company maintains a large direct sales force in the United States for its plastics machinery segment, which it supplements with independent agents. Internationally, the company uses both a direct sales force and independent agents. In the U.S., the plastics machinery business uses the company's regional technical centers in Allentown, Pennsylvania; Arlington, Texas; Charlotte, North Carolina; Chicago, Illinois; Detroit, Michigan; and Los Angeles, California to demonstrate and market its products, and provide customer support and training. Through its Austrian subsidiary and Ferromatik, the company has an extensive sales, marketing, service and distribution system throughout Europe.

COMPETITION

The markets for plastics machinery in the United States and worldwide are highly competitive and are made up of a number of U.S., European and Asian competitors. The company believes it has a significant share of the U.S. market for the type of products it produces. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics machinery industry are: product features, technology, quality, performance, reliability, speed of delivery, price and customer service. The Wolfpack program is designed to enhance the company's competitive position with respect to each of these competitive factors.

MACHINE TOOLS
- -------------

The company is a leading U.S. producer of machine tools. A machine tool is a power-driven machine, not hand-held, that is used to cut, form or shape metal. Machine tools are typically installed as capital equipment in metalworking industries. In 1993, the company's machine tool segment sales were $355 million, of which approximately 75% were to customers in the U.S.

MACHINE TOOL INDUSTRY
The primary customers for machine tools are the automotive and aerospace industries; machine shops; producers of farm, construction, off-road and power generation equipment; manufacturers of bearings; the die and mold industry; and a variety of other metalworking manufacturers. The machine tool industry has historically been cyclical with relatively long lead times between orders and shipments. Machine tool sales are affected by capital spending levels, interest rates, tax and depreciation policies, international competition, currency exchange rates and general economic conditions.

U.S. machine tool producers benefitted to a degree in the late 1980s when the U.S. manufacturing sector continued efforts to improve productivity and quality and to lower costs in order to compete in world markets. At that time, the dollar also weakened relative to other currencies. A growing market then developed for automated flexible manufacturing cells, which are machine tools linked together using computers, software and materials-handling equipment to automate and integrate all manufacturing functions, allowing for lightly-manned or unattended operation. In 1989, however, the U.S. market softened, primarily as a result of cutbacks in capital spending by the automotive industry. This softness in automotive industry capital spending continued through 1991 and 1992. Also in 1992, machine tool orders in the aerospace industry declined due primarily to difficulties in the commercial airline industry. In 1993, U.S. automotive capital spending began to pick up for certain types of machine tools-mostly transfer line and fixed station equipment, which the company does not manufacture. Demand for machine tools from the aerospace industry, however, continued to worsen. Since early 1991 the machine tool markets in Europe and Japan have been severely depressed.

THE COMPANY'S MACHINE TOOL SEGMENT

The company's machine tool segment is comprised of three focused businesses: standard machine tool products, advanced machine tool systems and electronic systems. The company's standard machine tool products business manufactures horizontal machining centers, vertical machining centers and turning centers for a variety of industries engaged in basic metalworking operations, including machine shops. The products of the company's advanced machine tool systems business include large, multi-axis metalcutting and composites processing systems for the aerospace industry; large, multi-axis machines for manufacturers of farm, construction, off-road and power generation equipment and for the die and mold industry; applied production turning centers and centerless grinding machines for the automotive industry and for bearings manufacturers; and automated flexible manufacturing cells for the metalworking industry. The company's electronic systems business designs and manufactures computer controls and develops proprietary software for the company's machine tools, plastics machinery and automated flexible manufacturing cells.

STANDARD MACHINE TOOL PRODUCTS
HORIZONTAL AND VERTICAL MACHINING CENTERS

The company designs, builds and sells general-purpose CNC horizontal and vertical machining centers for basic metalworking operations to a number of industries. These machines produce prismatic or box-like parts and are capable of performing a variety of operations such as milling, drilling, boring, tapping, reaming and routing. Since 1991, the company has introduced a number of new Wolfpack machines, including four models of the Sabre line of vertical machining centers and, in 1992, the Maxim series of horizontal machining centers, and in 1993 the Arrow and Lancer lines of vertical machining centers.

TURNING CENTERS

Standard turning centers are designed for ease of use by a broad variety of customers that do not require custom-designed features. As part of its ongoing Wolfpack program, the company has introduced a variety of new turning centers, including the Talon entry-level series in 1991, and the more sophisticated Avenger series in 1992. In 1993 the company expanded its Avenger series which now includes eight models.

AUTOMATED FLEXIBLE MANUFACTURING CELLS

Automated flexible manufacturing cells consist of one or more processing machines (usually standard machine tools), ancillary equipment for parts and tools handling and computer hardware and software to automate and integrate all necessary functions, allowing for lightly-manned or unattended operation.
These systems are used widely throughout the metalworking industry and generally feature a number of computer-driven functions, such as work and tool scheduling and quality control. Automated flexible manufacturing cells are a major focus of a number of U.S. companies seeking to update plant and equipment to enhance their productivity and international competitiveness. The company believes that its Wolfpack-developed cell control hardware and software have enabled it to obtain a leadership position in the U.S. automated flexible manufacturing cells market.

ADVANCED MACHINE TOOL SYSTEMS

METALCUTTING AND COMPOSITES PROCESSING SYSTEMS FOR AEROSPACE

The company believes it is one of the world's leading producers of large five-axis machining centers and profilers used to machine intricately contoured surfaces, often out of aluminum, titanium and other high-strength alloys, for the aerospace industry. The company is also a world leader in the development of new machines and systems to automate the manufacture of components made of advanced composite materials, such as carbon or graphite fibers in combination with epoxy. These systems are used by the aerospace industry to manufacture jet engine parts and structural components, primarily for commercial aircraft.

LARGE MACHINE TOOLS

The company makes large, often highly customized, metalcutting machines and systems for the manufacturers of heavy machinery such as farm and construction implements and machinery, off-road vehicles and power generation equipment. The company's large machine tools business also includes the product lines acquired by the company from The Pratt & Whitney Company, Inc. early in 1991. These product lines, which include die sinkers, blade mills and heavy-duty bridge mills, expand and supplement the company's offering of products to jet engine and power generation equipment makers and to the die and mold industry.

APPLIED PRODUCTION TURNING CENTERS AND CENTERLESS GRINDING MACHINES

The company also specializes in manufacturing applied production turning centers and centerless grinding machines designed to meet exacting specifications for the automotive industry. Turning centers, also called CNC lathes, shape cylindrical parts, which are rotated at high speed against a stationary tool. The company's applied production turning centers are used by the automotive industry in a number of applications, including aluminum-alloy wheel turning. Grinding machines are used to bring a part surface to a more precise definition or finish. There are many different kinds of grinding processes. In 1991, the company announced its intention to focus on centerless grinding machines, which grind external diameters of cylindrical parts primarily for the automotive industry and for bearings manufacturers. The company has a long-standing leadership position in the domestic centerless grinding machine business. In 1993, this business experienced an increase in new orders from the automotive industry.

ELECTRONIC SYSTEMS

The company designs and manufactures computer controls and develops proprietary software for its machine tools, plastics machinery and automated flexible manufacturing cells. Computer controls and software are often important selling features for individual machines, and the controls and software enable machines to be linked together to form automated cells and manufacturing systems. Most of the controls for the company's machine tools and plastics machinery are manufactured by the company, providing significant product differentiation from competing products. The company's electronic systems business also offers a variety of retrofitting services to automate or upgrade existing machine tools, including those manufactured by other companies.
During 1992, the company upgraded two of its major families of computer numerical controls, the Acramatic 950 and the Acramatic 850SX, with enhanced software and programming capabilities.

SALES, MARKETING AND CUSTOMER SERVICE

The company markets machine tools in North America through a comprehensive network of independent distributors assisted by the company's direct sales force. The expanded use of distributors is a significant aspect of the company's strategy aimed at placing more sales representatives in the field to reach additional markets. Through these distributors, the company currently has approximately 300 salespeople representing its machine tools in North America, which is approximately three times more salespeople than it had four years ago. The company has begun emphasizing distribution in Europe by upgrading its distributor network. A strong distribution network is one of the cornerstones in the company's plan to improve its position in the global market for standard machine tools.

The company believes that extensive applications work, field service engineering and customer support are important for all its products, especially for grinding machines, aerospace and special machines and automated flexible manufacturing cells. In addition to its marketing and service headquarters in Cincinnati, the company maintains regional technical centers in Allentown, Pennsylvania; Chicago, Illinois; Detroit, Michigan; Los Angeles, California; and Toronto, Ontario; as well as in Birmingham, England; and Offenbach, Germany. These facilities provide customers with demonstrations, engineering services and training for most major product lines.

COMPETITION

The worldwide machine tool industry is made up of a number of competitors, none of which has a dominant market share despite the considerable consolidation that has occurred in the industry over the past decade. The markets for the company's machine tool segment products are highly competitive in the United States and internationally, with strong competition from U.S., European and Asian companies in all markets. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category.

Principal competitive factors for products in the machine tool business are product features (including controls and software), quality, performance, reliability, technology, speed of delivery, price and customer service. The Wolfpack program is designed to enhance the company's competitive position with respect to each of these competitive factors. In certain aerospace and grinding machine lines, the company has significant market positions and relatively few competitors. However, in the case of standard machine tool products and automated flexible manufacturing cells, there are many competitors and no one company has market dominance.

INDUSTRIAL PRODUCTS
- -------------------

THE COMPANY'S INDUSTRIAL PRODUCTS SEGMENT

The company is a leading producer of three basic types of industrial products: metalcutting tools, metalworking fluids and precision grinding wheels. In 1993, sales of the company's industrial products segment, including Valenite's sales for 11 months, were $317 million, of which approximately 70% were to customers in the U.S. Most of the company's industrial products are consumable, which means they are depleted during the process for which they are used, offering the company a continuous opportunity to sell replacement products to its customers. The company believes that its industrial products business complements its plastics machinery and machine tool businesses, as the industrial products business requires relatively small investment in equipment and working capital and is exposed to less pronounced business cycles.

VALENITE

In 1993, Valenite's sales were $209 million, of which approximately 65% were to customers in the U.S. The company believes Valenite is the second largest producer of metalcutting tool systems in the U.S. and the third largest worldwide. Valenite manufactures over 20,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling; standard and special steel insert holders; and monitoring, gauging and control devices. Valenite has strong market positions in carbide die and wear products for metalforming and in products requiring the wear and corrosion resistant properties of tungsten carbide.

METALWORKING FLUIDS

Metalworking fluids are used as lubricants and coolants in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings as well as general metalworking shops. The company is a full-line supplier, offering water-based fluids (synthetics), water-based oil-bearing fluids (semi-synthetics) and oil-based fluids. Over the last three years, the company expanded its lines of soluble oils, base oils and synthetic fluids. In 1993 the company developed a brand of fluid called Valcool designed specifically to work with Valenite metal cutting tools that is being marketed through Valenite's distribution channels.

GRINDING WHEELS

Grinding wheels are used by manufacturers in the metalworking industry. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings as well as general metalworking machine shops. The company designs and manufactures a wide variety of precision abrasive grinding wheels, including resin-bonded, vitrified, diamond and synthetic types. Recently, the company introduced two Wolfpack-developed products: CMSA II, a second generation line of ceramic abrasive grinding wheels, and VIDA, a new line of diamond wheels for nonferrous metals.

The company believes, based on tests in its own laboratories and in customer plants, that the company's proprietary formulae and modern production equipment and techniques for the manufacture of precision grinding wheels give it advantages in terms of product quality, lower production costs and faster deliveries. The company achieves lower production costs, in part, by finishing its wheels on computer numerically controlled machines designed and built by the company's machine tool business.


SALES, MARKETING AND CUSTOMER SERVICE

The company sells its fluids and wheels primarily through a growing network of independent industrial distributors, as well as through a direct sales force. The company's metalworking fluids and grinding wheels businesses offer customer demonstrations, service, training, and applications engineering at most of the company's regional technical centers in the U.S. and Europe. Valenite maintains its own worldwide, direct sales and service force of some 350 technically trained engineers of whom 200 are located in the United States.
The direct sales and service force is complemented by selected independent industrial distributors.

COMPETITION

The company's main global competitors in its metalworking fluids business are large petrochemical companies and smaller companies specializing in similar fluids. There are a small number of large competitors in the U.S. grinding wheel market, one of which is significantly larger than the company. The company has limited sales of grinding wheels outside the U.S.

The company believes that Valenite has the second largest metalcutting tool systems business in the U.S. In international markets Valenite faces competition from several competitors, two of which have larger market shares.

PATENTS
- -------

The company holds a number of patents, none of which is material to any business segment.

EMPLOYEES
- ---------

During 1993, the company employed an average of 7,885 people, of whom 1,617 were employed outside the United States. As of year-end 1993, the company employed 8,427 people.

BACKLOG
- -------
The backlog of unfilled orders was $246.0 million at the end of 1993 and $249.6 million at the end of 1992. The backlog at year-end is believed firm and, in general, is expected to be delivered in 1994 and early 1995.

ITEM 1. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in accordance with the provisions for
Part III, Item 10:

                                                     Positions Held During
  Name and Age               Position                   Last Five Years
  ------------               --------                ---------------------

Daniel J. Meyer        Chairman and Chief          Elected Chairman and Chief
      (57)              Executive Officer,         Executive Officer in
                        Director                   November, 1991.  Prior
                                                   thereto was Chairman,
                                                   President and Chief
                                                   Executive Officer from
                                                   January, 1991, President and
                                                   Chief Executive Officer from
                                                   1990, President and Chief
                                                   Operating Officer from 1987.
                                                   Has served as Director since
                                                   1985.  Also, is a member of
                                                   the Nominating and Executive
                                                   Committees.

Raymond E. Ross        President and Chief         Elected President and Chief
      (57)              Operating Officer,         Operating Officer in
                        Director                   November, 1991.  Prior
                                                   thereto was Executive Vice
                                                   President - Operations from
                                                   February, 1991, Senior Vice
                                                   President - Industrial
                                                   Systems from 1989 and Vice
                                                   President - U.S. Plastics
                                                   Machinery from 1987.  Has
                                                   served as Director since
                                                   1991.

David E. Noffsinger(a) Senior Vice President-      Elected Senior Vice
      (59)              Plastics Machinery         President - Plastics
                                                   Machinery in 1989.  Prior
                                                   thereto was Group Vice
                                                   President - Plastics
                                                   Machinery from 1985.

D. Michael Clabaugh    Group Vice President-       Elected Group Vice
      (51)              Machine Tools              President - Machine Tools in
                                                   1993.  Prior thereto was
                                                   Vice President - Advanced
                                                   Systems from 1990, Vice
                                                   President - Marketing,
                                                   Industrial Systems from 1989
                                                   and Vice President - Machine
                                                   Tool Marketing from 1988.

Harold J. Faig         Group Vice President-       Elected Group Vice
      (45)              Plastics Machinery         President - Plastics
                                                   Machinery in February, 1994.
                                                   Prior thereto was Vice
                                                   President - Injection
                                                   Molding from 1990 and
                                                   Manager - Injection Molding
                                                   from 1988.

Alan L. Shaffer        Group Vice President-       Elected Group Vice
      (43)              Industrial Products        President - Industrial
                                                   Products in 1989. Prior
                                                   thereto was Group Vice
                                                   President in charge of
                                                   certain industrial specialty
                                                   products from 1986.

Ronald D. Brown        Vice President-             Elected Vice President -
           (40)         Finance and                Finance and Chief Financial
                        Chief Financial            Officer in 1993. Prior
                        Officer                    thereto was Treasurer and
                                                   Assistant Secretary from
                                                   1989 and Assistant Treasurer
                                                   from 1988.

Christopher C. Cole(b) Vice President-             Elected Vice President -
     (38)               Machine Tool               Machine Tool Products in
                        Products                   1993.  Prior thereto was
                                                   Vice President- Strategy and
                                                   Business Development from
                                                   1991, Group Vice President-
                                                   Machine Tool Products from
                                                   1990, Group Vice President
                                                   Industrial Systems
                                                   Operations from 1989, Group
                                                   Vice President - Machine
                                                   Tools from 1988.

Richard L. Kegg        Vice President -            Elected Vice President -
           (58)         Technology and             Technology and Manufacturing
                        Manufacturing              Development in 1993.  Prior
                        Development                thereto was Director,
                                                   Corporate Research and
                                                   Manufacturing Development
                                                   from 1990 and Director of
                                                   Engineering, Aerospace and
                                                   Specials Division from 1988.

Theodore Mauser        Vice President-             Elected Vice President -
     (54)               Human Resources            Human Resources in 1984.


Wayne F. Taylor        Vice President-             Elected Vice President -
     (50)               General Counsel and        General Counsel and
                        Secretary                  Secretary in 1990.  Prior
                                                   thereto was Secretary and
                                                   Corporate Counsel from 1988.


Robert P. Lienesch     Controller                  Elected Controller in 1989.
     (48)                                          Prior thereto was Assistant
                                                   Corporate Controller from
                                                   1988.

Kenneth W. Mueller     Treasurer and               Elected Treasurer and
     (60)               Assistant Secretary        Assistant Secretary in 1993.
                                                   Prior thereto was Acting
                                                   Director of Standard Machine
                                                   Tools from 1992, Machine
                                                   Tool Group Controller from
                                                   1989, and Division Manager
                                                   for certain industrial and
                                                   specialty products from
                                                   1988.

Note:
  Parenthetical figure below name of individual indicates age at most recent birthday prior to January 1, 1994.

  There are no family relationships among the executive officers of the Registrant.

  Officers of the company are elected each year by the Board of Directors.

(a) In February, 1994, Mr. Noffsinger announced his intention to retire in April, 1994.
(b) In March, 1994, Mr. Cole announced his intention to leave the company at the end of that month.

ITEM 2.   PROPERTIES

The company has thirty four principal manufacturing plants in operation with a combined floor space of approximately 5.0 million square feet as listed below:

Location                   No. of Plants     Principal Product Line Manufactured
- --------                   -------------     -----------------------------------
Cincinnati, Ohio                 5           Standard machine tool products and
                                             advanced machine tool systems

Cincinnati, Ohio                 1           Extrusion systems

Cincinnati, Ohio                 1           Metalworking fluids and precision
                                             grinding wheels

South Lebanon, Ohio              1           Electronic controls and industrial
                                             software

Batavia, Ohio                    1 (A)       Injection and blow molding machines

Mt. Orab, Ohio                   1 (A)       Plastics machinery parts
Fountain Inn, South Carolina     1 (C)       Standard horizontal machining
                                             centers and standard turning
                                             centers

Greenwood, South Carolina        1 (A)(C)    Standard turning centers

Carlisle, Pennsylvania           1           Precision grinding wheels
Birmingham, England              1           Standard vertical machining centers

Vlaardingen, The Netherlands     1           Metalworking fluids

Vienna, Austria                  1           Extrusion systems

Nogales, Mexico                  1 (B)       Precision grinding wheels

Malterdingen, Germany            1           Injection molding machines

Detroit, Michigan (metro area)   6 (B)       Carbide inserts, special steel
                                             products and gauging systems,
                                             ceramic inserts and cerment inserts

West Branch, Michigan            2           Powder production, die and wear

Westminister and Seneca,
South Carolina                   4           Carbide and diamond inserts

Gainsville, Texas                1           Turning tools, milling cutters and
                                             boring bars

Andrezieux, France               1           Carbide inserts

Sinsheim, Germany                1           Special steel tooling products

Tokyo, Japan                     1           Carbide inserts and steel tools

(A) The plant in Batavia, Ohio operates under a long-term lease, which was financed by the sale of Clermont County Industrial Development Revenue Bonds. The plant in Mt. Orab, Ohio operates under a long-term lease, which was financed by the sale of State of Ohio Industrial Development Revenue Bonds. The plant in Greenwood, South Carolina operates under a long-term lease, which was financed by the sale of Greenwood County, South Carolina Industrial Revenue Bonds. At the expiration of the long-term leases, the company will acquire title to the leased properties at a nominal cost.

(B) The Nogales, Mexico plant and three plants in the Detroit, Michigan (metro area) are leased from unrelated third parties.

(C) In February, 1994, the company announced its intention to close these facilities and transfer the manufacturing operations to Cincinnati, Ohio.


In addition to the above facilities, the company has nine marketing bases, called "regional technical centers." These centers are located in Allentown, Pennsylvania; Arlington, Texas; Charlotte, North Carolina; Chicago, Illinois; Detroit, Michigan; Los Angeles, California; Toronto, Canada; Birmingham, England; and Offenbach, Germany and provide customers with demonstrations, engineering services and training for most major product lines.

ITEM 3.   LEGAL PROCEEDINGS

In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS


There were no matters submitted to a vote of stockholders during the fourth quarter of 1993.

                                    PART II
                                   ----------

ITEM. 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


The company's common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 25, 1994, there were approximately 6,900 holders of record of the company's common shares. The company's preferred shares are not actively traded.

The table below shows the price range of the common shares for 1992 and 1993, as reported by the New York Stock Exchange. Cash dividends of $.09 per common share and $1.00 per preferred share were paid in each quarter of 1992 and 1993.


                                                   Common Stock
                                                   Price Range

                                                --------------------
  Fiscal 1992, quarter ended                     High           Low
                                                ------        ------
     March 21 ...........................      $17.50        $10.88
     June 13 ............................       18.25         13.88
     October 3 ..........................       15.50         12.25
     January 2 ..........................       17.63         13.38

  Fiscal 1993, quarter ended
     March 27 ...........................      $22.25        $16.25
     June 19 ............................       29.63         19.50
     October 9 ..........................       26.00         20.75
     January 1 ..........................       24.75         19.25



ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per-share amounts)
                                     1993      1992        1991        1990        1989
                                 --------    ------      ------      ------
SUMMARY OF OPERATIONS
Sales . . . . . . . . . . . . .  $1,029.4    $789.2      $754.0      $805.2     $789.3
Cost of products sold . . . . .     791.3     612.6       603.2       632.8       611.1
                                 --------    ------      ------      ------
  Manufacturing Margins . . . .     238.1     176.6       150.8       172.4       178.2

Other costs and expenses
  Selling and administrative. .     191.3     133.6       132.2       136.0       123.2
  Consolidation charge. . . . .      47.1       -           -           -           -
  Disposition of subsidiary . .      22.8       -           -           -           -
  Closing and relocation
   charge . . . . . . . . . . .       -         -          75.1         -           -
  Special charge. . . . . . . .       -         -           -          26.6         -
  Other- net. . . . . . . . . .        .7       (.2)        1.8         3.0        (1.8)
                                 --------    ------      ------      ------      ------
   Total other costs
     and expenses . . . . . . .     261.9     133.4       209.1       165.6       121.4
                                 --------    ------      ------      ------      ------
Operating earnings (loss) . . .     (23.8)     43.2       (58.3)        6.8        56.8
Interest - net. . . . . . . . .     (13.4)    (16.2)      (15.1)      (14.6)      (16.9)
                                 --------    ------      ------      ------      ------
Earnings (loss) from
 continuing operations before
 income taxes, extraordinary
 items and cumulative
 effect of changes in methods
 of accounting. . . . . . . . .     (37.2)     27.0       (73.4)       (7.8)       39.9
Provision for income taxes. . .       8.2      10.9         9.7         5.8        18.1
                                 --------    ------      ------      ------      ------
Earnings (loss) from
 continuing operations before
 extraordinary items and
 cumulative effect of changes
 in methods of accounting . . .     (45.4)     16.1       (83.1)      (13.6)       21.8
Extraordinary items
  Loss on early extinguishment
   of debt. . . . . . . . . . .      (4.4)      -           -           -           -
  Tax benefit from
   loss carryforward. . . . . .       -         5.4         -           -           5.7
Cumulative effect of changes
 in methods of accounting . . .     (52.1)      -           -           -           -
Discontinued operations
 net of income taxes. . . . . .       -         -          (17.1)(a)  (10.7)(b)   (10.1)(c)
                                 --------    ------      -------     ------      ------
  Net earnings (loss) . . . . .  $ (101.9)   $ 21.5      $(100.2)    $(24.3)     $ 17.4
                                 ========    ======      =======     ======      ======

Earnings (loss) per common
 share
  Earnings (loss) from
   continuing operations
   before extraordinary
   items and cumulative
   effect of changes in
   methods of accounting. . . .  $  (1.41)   $  .58      $ (3.04)     $(.54)     $  .88
  Extraordinary items
   Loss on early
    extinguishment of debt. . .      (.14)      -           -           -
   Tax benefit from
    loss carryforward . . . . .       -         .19         -           -           .23
  Cumulative effect of changes
    in methods of accounting. .     (1.61)      -           -           -           -
  Discontinued operations
   net of income taxes. . . . .       -         -           (.63)(a)   (.41)(b)    (.41)(c)
                                 --------    ------      -------     ------      ------
    Net earnings (loss) . . . .  $  (3.16)   $  .77      $ (3.67)    $ (.95)     $  .70
                                 ========    ======      =======     ======     ======

_____________________________________________________________________________

(a) Includes a charge of $14.9 million (with no current tax effect), or $.54 per share, related to the revaluation for sale of the company's coordinate measurement and inspection machine business, LK Tool.

(b) Includes a provision for loss on the sale of the discontinued industrial robot business of $1.7 million (with no current tax effect), or $.06 per share.

(c) Includes a provision for loss on the sale of the discontinued laser machine operations of $4.5 million, or $.18 per share.
_____________________________________________________________________________

(Dollars in millions, except per-share amounts)

                                       1993       1992        1991         1989       1988
                                     ------     ------      ------       ------     ------
FINANCIAL POSITION AT YEAR END
- ------------------------------
Working capital . . . . . . . .       $114.3    $191.8      $188.0       $253.6     $259.0
Property, plant and equipment-
  net . . . . . . . . . . . . .        184.0     121.1       129.7        159.2      146.4
Total assets. . . . . . . . . .        729.6     578.9       598.4        693.0      686.1
Long-term debt and lease
  obligations . . . . . . . . .        107.6     154.4       155.9        157.3      165.8
Total debt  . . . . . . . . . .        185.2     175.6       162.8        169.4      195.5
Shareholders' equity. . . . . .        124.1     134.4       129.0        247.7      226.6
  Per common share. . . . . . .         3.53      4.67        4.49         8.85       9.07


OTHER DATA
- ----------
Dividends paid to common
  shareholders. . . . . . . . .         11.6      10.0        17.3         18.6       17.5
    Per common share. . . . . .          .36       .36         .63          .72        .72
Capital expenditures. . . . . .         23.4      17.6        15.5         34.1       33.6
Depreciation. . . . . . . . . .         26.1      20.9        24.0         23.7       22.9
Backlog of unfilled orders at
  year-end. . . . . . . . . . .        246.0     249.6       277.3        268.6      315.0
Employees (average) . . . . . .        7,885     6,135       6,903        7,203      7,254

_____________________________________________________________________________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The company's financial results for the last three years, presented on page 27, are discussed below. The company operates in three principal business segments: plastics machinery, machine tools and industrial products. Financial information for each of these segments is presented on pages 5 and 6.

1993 COMPARED TO 1992
- ---------------------

SALES

Sales in 1993 were $1,029 million, which represented a $240 million increase over 1992. This increase was primarily attributable to the $209 million increase in sales of industrial products which resulted from the acquisition of Valenite in February, 1993. The plastics machinery sales increase totaled $56 million, or 19%, which resulted primarily from increased domestic sales of injection molding machines and the acquisition of Ferromatik in November, 1993. Machine tool sales declined by $25 million, or 7%, due to the decline in sales of advanced machine tools for the aerospace market.

Sales of all segments to foreign markets totaled $298 million, compared to $243 million in 1992. Export shipments increased by $7 million due to the acquisition of Valenite which more than offset reductions in exports of injection molding machines and advanced machine tools to Europe.

NEW ORDERS AND BACKLOG

New orders for 1993 were $970 million, which represented a $208 million increase over 1992. The increase was caused by a $60 million, or 20%, improvement in plastics machinery orders and by orders totaling $209 million for Valenite. Machine tool orders declined by $61 million, or 17%. This decline was caused principally by (i) a large order (over $25 million) that was received in the third quarter of 1992 that was not repeated in 1993, (ii) reduced demand from customers in the aerospace industry and (iii) the discontinuation of certain less profitable product lines. Export orders approximated $100 million in 1993 and 1992; in 1993, export orders for industrial products increased due to the Valenite acquisition while export orders for plastics machinery and machine tools declined.

At January 1, 1994, the backlog of unfilled orders was $246 million, down from $250 million a year ago, reflecting reduced orders for aerospace equipment which was partially offset by the acquisitions of Valenite and Ferromatik and the increased backlog of orders for other plastics machinery products.

MARGINS, COSTS AND EXPENSES

Manufacturing margins increased from 22.4% in 1992 to 23.1% in 1993. Margins for plastics machinery continued to be held back due to competitive pricing pressures in the U.S. and Europe. Margins for machine tools declined primarily due to the severe reduction in shipments of advanced machine tools to aerospace customers that resulted in significant excess capacity costs late in 1993. Margins for industrial products, excluding Valenite, declined in 1993 due in part to reduced volume of European cutting fluids. The Valenite acquisition contributed to the overall increase in manufacturing margins in 1993.

Selling and administrative expense for 1993 increased over 1992 due to increased sales. Excluding the effects of the Valenite acquisition, selling expense remained constant at approximately 14% of sales. Administrative expense increased primarily due to the Valenite acquisition.

Interest expense, net of interest income, for 1993 decreased by $2.8 million compared with 1992. This reduction resulted primarily from the redemption of $60 million of the company's 12% Sinking Fund Debentures due 2010.

CONSOLIDATION CHARGE

A nonrecurring charge of $47.1 million was recorded in 1993 for the consolidation of U.S. machine tool manufacturing into facilities in Cincinnati. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina are being phased out and the plants are expected to be closed by year-end 1994. The consolidation will reduce the machine tool group's employment by a net 235 people. The charge includes amounts for severance, relocation of production and the sale of the two South Carolina facilities.

The consolidation addresses excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which has significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems.

The consolidation is expected to result in an incremental cash requirement for 1994, before considering any proceeds from the disposition of assets, of approximately $18 million which will be funded by operations and bank borrowings. The consolidation, once fully implemented, is expected to result in annual cost savings of approximately $16 million.

DISPOSITION OF SUBSIDIARY

A nonrecurring charge of $22.8 million was recorded in 1993 to revalue the company's Sano subsidiary in anticipation of its sale. The decision to sell Sano was due in part to continuing operating losses. In addition, the Sano business does not serve a major global market with good long-term growth and profit potential and as a result, does not meet the company's criteria for a core business. The business was sold in February, 1994 and the transaction is not expected to affect the company's 1994 financial results.

INCOME TAXES AND EXTRAORDINARY TAX BENEFIT

The provision for income taxes in 1993 consists of domestic state and local taxes and certain foreign taxes. Current tax benefits were not offset against the domestic loss that was caused by the nonrecurring charges described above, in accordance with new income tax accounting rules adopted in 1993. In addition, current tax benefits could not be recognized for losses in certain foreign jurisdictions. At the end of 1993, for U.S. Federal tax reporting purposes, the company has a U.S. net operating loss carryforward of approximately $19 million which expires in 2008.

The provision for income taxes in 1992 of approximately 40% includes the Federal statutory rate as well as the effect of state and local and foreign income taxes.

The extraordinary tax benefit in 1992 resulted from the utilization of a portion of the company's net operating loss carryforward.

EARNINGS

For 1993, before extraordinary items and cumulative effect of changes in methods of accounting, the company reported a loss of $45.4 million, or $1.41 per share, compared with a profit of $16.1 million, or $.58 per share, for 1992. The reduction in earnings from 1992 to 1993 was caused by the nonrecurring charges described above that totaled $69.9 million.

The net loss for 1993 includes the effect of an extraordinary charge of $4.4 million, or $.14 per share, related to the early extinguishment of $60 million of 12% Sinking Fund Debentures due 2010.

The net loss for 1993 also includes the effect of adopting two new accounting standards resulting in charges to earnings totaling $52.1 million, or $1.61 per share. The first new standard, SFAS No. 109, significantly changes existing methods of accounting for income taxes and resulted in a charge of $4.2 million, or $.13 per share. The second standard, SFAS No. 106, requires that certain postretirement benefits, such as health care, be accounted for on the accrual method. The adoption of this standard resulted in a charge of $47.9 million, or $1.48 per share, to record the accrued liability for retiree health care benefits. Because of limitations on the recognition of deferred tax assets under SFAS No. 109, no income tax benefit could be recorded in connection with the adoption of SFAS No. 106. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings for 1993, while the new rules regarding income taxes precluded the recognition of tax benefits with respect to domestic and certain foreign operating losses.

As discussed above, the company recorded an extraordinary tax benefit from the utilization of loss carryforwards of $5.4 million, or $.19 per share, for 1992.

After the nonrecurring charges, extraordinary items and cumulative effect of changes in methods of accounting, the company had a net loss of $101.9 million, or $3.16 per share, for 1993, compared with net earnings of $21.5 million, or $.77 per share, for 1992. The reduction in net earnings from 1992 to 1993 was caused by the nonrecurring charges, the extraordinary item and the cumulative effect of changes in methods of accounting that totaled $126.4 million.

1992 COMPARED TO 1991
- ---------------------

SALES

Sales in 1992 were $789 million, which represented a 5% increase from $754 million in 1991. The increase was caused by a 13% increase in plastics machinery sales and a 5% increase in sales of industrial products. The plastics machinery increase was due in large part to increased sales of injection molding machines in the U.S. and Europe. Increased sales of industrial products resulted from higher sales of grinding wheels in the U.S. and cutting fluids in Europe. Sales of machine tools declined approximately 1%. The decrease is attributable to the phase-out of certain less profitable turning center and grinding machine product lines, which were formerly manufactured at the company's plants in Wilmington, Ohio, and Worcester, Massachusetts, respectively, which have been closed. The cost to close these plants, along with the cost to relocate certain product lines to more modern facilities, was included in the $75 million closing and relocation charge recorded in the third quarter of 1991.

Sales of all segments to foreign markets totaled $243 million in 1992 compared to $236 million in 1991. Export shipments increased by $13 million, but sales by the company's European subsidiaries to non-U.S. markets declined by $6 million due to the continuing recession in the European capital goods market. NEW ORDERS AND BACKLOG

New orders in 1992 were $762 million compared to $770 million in 1991. Orders for machine tools declined by $46 million due to reductions in orders for advanced machine tool systems from the aerospace industry due to difficulties in the commercial airline industry. Such aerospace orders remained soft in 1993. Orders for plastics machinery increased by 12%, largely due to increased orders for injection molding machines. Industrial products orders improved by 5%.
The backlog of unfilled orders decreased from $277 million in 1991 to $250 million in 1992 due to an unusually high level of aerospace sales in the 1992 fourth quarter, which were not replaced with new orders.

MARGINS, COSTS AND EXPENSES

The company's manufacturing margin in 1992 was 22.4% compared to 20.0% in 1991. Margins improved for all business segments compared to 1991. Most significantly, plastics machinery margins improved due to higher volume while machine tool margins improved due to the aforementioned plant closing and phase-out of less profitable product lines. Machine tool margins were held back in 1992 due to continued price discounting in several soft metalworking markets and by cost overruns on certain large aerospace systems.

Selling and administrative expense increased from $132 million in 1991 to $134 million in 1992. The increase resulted from increased selling expense associated with the higher sales volume. Selling expense approximated 14% of sales in both years. Administrative expense declined due to cost containment initiatives.

INCOME TAXES AND EXTRAORDINARY TAX BENEFIT

The company's effective tax rate of 40% in 1992 exceeded the Federal statutory rate due principally to domestic state and local income taxes and the effect of foreign operating losses for which tax benefits were not currently available. The provision for income taxes in 1991 consisted of domestic state and local and foreign income taxes, as well as a $4 million tax on a planned withdrawal of surplus assets from the company's British pension fund that was completed in 1992. Because the company entered 1991 with a U.S. net operating loss carryforward, domestic Federal income tax benefits could not be recognized with respect to the losses incurred in that year.

The extraordinary tax benefit recognized in 1992 results from the utilization of a portion of the company's U.S. net operating loss carryforward for financial reporting purposes that arose principally from the 1991 closing and relocation charge.


EARNINGS

In 1992, the company earned $16.1 million, or $.58 per share, from continuing operations before extraordinary item, compared with a loss of $83.1 million, or $3.04 per share, in 1991. The 1991 figures were adversely affected by a $75.1 million closing and relocation charge and the $4.0 million tax provision for the anticipated withdrawal from the company's British pension plan.

In 1991, the company announced its intention to sell LK Tool, its coordinate measurement and inspection machine business, due in part to continuing operating losses. The losses from discontinued operations of $17.1 million, or $.63 per share, for 1991, included a $14.9 million nonrecurring charge to revalue for sale the company's investment in LK Tool. The subsidiary was sold in 1993.

Net earnings were $21.5 million, or $.77 per share, in 1992, compared with a $100.2 million net loss, or $3.67 per share, in 1991. The 1991 losses were caused principally by the aforementioned nonrecurring charges totaling $94.0 million.

LIQUIDITY AND SOURCES OF CAPITAL

At January 1, 1994, the company had cash and cash equivalents of $19 million, an increase of $4 million during the year. In 1993, operating activities provided $22 million of cash. During 1993, the company sold interests in certain accounts receivable resulting in cash proceeds of approximately $61 million. At year-end 1992 the company had sold $13 million of domestic accounts receivable under a separate agreement that was terminated early in 1993. The net cash proceeds from these transactions of $48 million are included in cash provided by operating activities.

Approximately $50 million of the $61 million proceeds in 1993 resulted from the sale of accounts receivable under a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis an undivided percentage ownership interest in designated pools of accounts receivable. The remaining $11 million of such proceeds resulted from the sale of an undivided percentage ownership interest in certain accounts receivable originated by Valenite in a separate transaction that is expected to be incorporated into the three year receivables agreement referred to above.

Expenditures for new property, plant and equipment for 1993 were $23.4 million, as compared to $17.6 million for 1992. Capital expenditures for 1994 are expected to be approximately $40 million. Proceeds from the disposal of property, plant and equipment for 1993 were $22.2 million, compared to $11.1 million in 1992, and included amounts related to the sale of surplus assets (including surplus land in 1993) and the sale and operating leaseback of certain manufacturing equipment.

During 1993, the company issued 5.175 million shares of common stock, resulting in net proceeds of $101 million, which were used principally to redeem $60 million of 12% debentures (plus a cash call premium of $4.7 million) and to repay borrowings under revolving lines of credit and other bank debt.

In the fourth quarter of 1993, the company acquired Ferromatik for approximately $56 million, which was financed by assuming $6 million of debt and utilizing $50 million of borrowings under bank lines of credit.

In addition, in 1993 the company recorded several large non-cash items: a $47.1 million consolidation charge, a $22.8 million charge for disposition of a subsidiary and a $52.1 million charge for cumulative effects of changes in methods of accounting. As a result of these and other factors, including financing for the acquisitions, in 1993, the company's working capital decreased by $78 million, the current ratio declined to 1.3 and the ratio of total debt to total capital increased to 60%.

At January 1, 1994, the company had lines of credit of approximately $138 million with various U.S. and foreign banks. Additional borrowing capacity available under committed lines of credit totaled approximately $40 million at January 1, 1994.

SUBSEQUENT EVENT

On March 17, 1994 the company completed a private financing involving the placement of $115 million of 8-3/8% notes due 2004. The proceeds will be used to redeem $60 million of the company's outstanding 8-3/8% notes due 1997 and to repay borrowings under bank lines of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beginning on page 27 and continuing through page 41 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

CONSOLIDATED STATEMENT OF EARNINGS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
Fiscal year ends on Saturday closest to December 31.

(In millions, except per-share amounts)             1993       1992       1991
                                                    ----       ----       ----
Sales                                           $1,029.4     $789.2     $754.0
Cost of products sold                              791.3      612.6      603.2
                                                --------    -------     ------
  Manufacturing margins                            238.1      176.6      150.8

Other costs and expenses
  Selling and administrative                       191.3      133.6      132.2
  Consolidation charge                              47.1        -          -
  Disposition of subsidiary                         22.8        -          -
  Closing and relocation charge                      -          -         75.1
  Other - net                                         .7        (.2)       1.8
                                                --------    -------     ------
     Total other costs and expenses                261.9      133.4      209.1
                                                --------    -------     ------
Operating earnings (loss)                          (23.8)      43.2      (58.3)

Interest
  Income                                             2.3        2.9        4.0
  Expense                                          (15.7)     (19.1)     (19.1)
                                                --------    -------     ------
     Interest - net                                (13.4)     (16.2)     (15.1)
                                                --------    -------     ------

Earnings (loss) from continuing operations
  before income taxes, extraordinary items
  and cumulative effect of changes in
  methods of accounting                            (37.2)      27.0      (73.4)

Provision for income taxes                           8.2       10.9        9.7
                                                --------    -------     ------

Earnings (loss) from continuing operations
  before extraordinary items and cumulative
  effect of changes in methods of accounting       (45.4)      16.1      (83.1)

Extraordinary items
  Loss on early extinguishment of debt              (4.4)       -          -
  Tax benefit from loss carryforward                 -          5.4        -

Cumulative effect of changes in methods
  of accounting                                    (52.1)       -          -

Discontinued operations net of income taxes          -          -        (17.1)
                                                --------    -------    -------
Net earnings (loss)                             $ (101.9)   $  21.5    $(100.2)
                                                ========    =======    =======

Earnings (loss) per common share
  Earnings (loss) from continuing operations
  before extraordinary items and cumulative
  effect of changes in methods of accounting     $(1.41)      $.58      $(3.04)

  Extraordinary items
     Loss on early extinguishment of debt          (.14)       -           -
     Tax benefit from loss carryforward             -          .19         -

  Cumulative effect of changes in methods of
     accounting                                   (1.61)       -           -

  Discontinued operations net of income taxes       -          -          (.63)
                                                --------    -------     -------
  Net earnings (loss)                           $ (3.16)     $ .77      $(3.67)
                                                ========    =======     =======

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
CINCINNATI MILACRON INC. AND SUBSIDIARIES
Fiscal year ends on Saturday closest to December 31.

(In millions)                                                  1993       1992
                                                              -----      -----
Assets
  Current assets
     Cash and cash equivalents                               $ 18.8     $ 14.9
     Notes and accounts receivable less allowances            188.3      177.0
     Inventories
        Raw materials                                          21.5       11.8
        Work-in-process and finished parts                    155.7      161.6
        Finished products                                      70.0       47.4
                                                             ------      -----
           Total inventories                                  247.2      220.8
     Other current assets                                      29.3       16.2
                                                             ------      -----
        Total current assets                                  483.6      428.9
  Property, plant and equipment - net                         184.0      121.1
  Other noncurrent assets                                      62.0       28.9
                                                             ------     ------
  Total assets                                               $729.6     $578.9
                                                             ======     ======

Liabilities and Shareholders' Equity
  Current liabilities
     Amounts payable to banks                                $ 74.2     $ 19.8
     Long-term debt and lease obligations due within
        one year                                                3.4        1.4
     Trade accounts payable                                    84.6       75.3
     Advance billings and deposits                             36.9       41.6
     Accrued and other current liabilities                    170.2       99.0
                                                             ------     ------
        Total current liabilities                             369.3      237.1
  Long-term accrued liabilities                               128.6       53.0
  Long-term debt and lease obligations                        107.6      154.4
                                                             ------     ------
     Total liabilities                                        605.5      444.5
                                                             ------     ------
  Commitments and contingencies                                 -          -
  Shareholders' equity
     4% Cumulative preferred shares                             6.0        6.0
     Common shares, $1 par value (outstanding:
        33.5 in 1993 and 27.5 in 1992)                         33.5       27.5
     Capital in excess of par value                           251.3      143.3
     Accumulated deficit                                     (151.2)     (37.5)
     Cumulative foreign currency translation adjustments      (15.5)      (4.9)
                                                             ------     ------
        Total shareholders' equity                            124.1      134.4
                                                             ------     ------
  Total liabilities and shareholders' equity                 $729.6     $578.9
                                                             ======     ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CINCINNATI MILACRON INC. AND SUBSIDIARIES
Fiscal year ends on Saturday closest to December 31.

                                                                               Cumulative
                                      4%                          Reinvested      Foreign
                              Cumulative      Common Capital in     Earnings     Currency         Total
                               Preferred     Shares,  Excess of (Accumulated  Translation Shareholders'
(In millions, except              Shares $1 Par Value Par Value     Deficit)  Adjustments        Equity
share amounts)
                              ----------  ----------  ---------  ----------   -----------  ------------


Balance at year-end 1990            $6.0        $27.3    $139.4     $   68.9      $   6.1        $247.7
Stock options exercised
  and restricted stock
  awarded for 68,357
  common shares                                    .1        .9                                     1.0
Net loss for the year                                                 (100.2)                    (100.2)
Cash dividends
  Preferred shares
     ($4.00 per share)                                                   (.2)                       (.2)
  Common shares
     ($.63 per share)                                                  (17.3)                     (17.3)
Foreign currency
  translation adjustments                                                            (2.0)         (2.0)

Balance at year-end 1991             6.0         27.4     140.3        (48.8)         4.1         129.0
                                    ----        -----    ------     --------     --------        ------
Stock options exercised
  and restricted stock
  awarded for 91,628
  common shares                                    .1       2.4                                     2.5
Sale of 42,640 treasury
  shares                                                     .6                                      .6
Net earnings for the year                                               21.5                       21.5
Cash dividends
  Preferred shares
     ($4.00 per share)                                                   (.2)                       (.2)
  Common shares
     ($.36 per share)                                                  (10.0)                     (10.0)
Foreign currency
  translation adjustments                                                            (9.0)         (9.0)
                                    ----        -----    ------     -------        ------        ------
Balance at year-end 1992             6.0         27.5     143.3       (37.5)         (4.9)        134.4
Issuance of 5,175,000
  common shares in
  public offering                                 5.2      95.4                                   100.6
Stock options exercised
  and restricted stock
  awarded for 854,918
  common shares                                    .8      12.8                                    13.6
Net purchase of 3,967
  treasury shares                                           (.2)                                    (.2)
Net loss for the year                                                (101.9)                     (101.9)
Cash dividends
  Preferred shares
     ($4.00 per share)                                                  (.2)                        (.2)
  Common shares
     ($.36 per share)                                                 (11.6)                      (11.6)
Foreign currency
  translation adjustments                                                         (10.6)          (10.6)
                                    ----        -----    ------     -------      ------          ------
Balance at year-end 1993            $6.0        $33.5    $251.3     $(151.2)     $(15.5)         $124.1
                                    ====        =====    ======     =======      ======          ======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
Fiscal year ends on Saturday closest to December 31.


(In millions)                                            1993        1992        1991
                                                         ----        ----        ----


Increase (Decrease) in Cash and Cash Equivalents
  Operating Activities Cash Flows
     Net earnings (loss)                              $(101.9)    $  21.5     $(100.2)
     Extraordinary loss on early extinguishment
        of debt                                           4.4         -           -
     Cumulative effect of changes in methods of
        accounting                                       52.1         -           -
     Other operating activities providing (using)
        cash
        Depreciation                                     26.1        20.9        24.0
        Consolidation charge                             47.1         -           -
        Disposition of subsidiary                        22.8         -           -
        Closing and relocation charge (including
           $14.9 applicable to discontinued
           operations)                                    -           -          90.0
        Deferred income taxes                             1.5         1.5         3.3
        Working capital changes
           Notes and accounts receivable                 31.6        13.0         2.4
           Inventories                                   24.2       (16.5)        5.9
           Other current assets                           5.1         1.3         (.6)
           Trade accounts payable                        (8.3)        9.6        (4.3)
           Other current liabilities                    (61.5)      (29.5)      (18.9)
        Increase in other noncurrent assets              (2.1)       (3.3)        (.1)
        Decrease in long-term accrued liabilities       (10.1)      (11.0)       (1.1)
        Other - net                                      (8.8)       (9.7)        3.6
                                                      -------     -------     -------
           Net cash provided (used) by operating
           activities                                    22.2        (2.2)        4.0
                                                      -------     -------     -------
  Investing Activities Cash Flows
     Capital expenditures                               (23.4)      (17.6)      (15.5)
     Net disposals of property, plant and equipment      22.2        11.1        10.5
     Acquisitions                                      (112.5)        -          (9.0)
     Divestitures                                         5.0         -           3.0
                                                      -------     -------     -------
        Net cash used by investing activities          (108.7)       (6.5)      (11.0)
                                                      -------     -------     -------
  Financing Activities Cash Flows
     Dividends paid                                     (11.8)      (10.2)      (17.5)
     Repayments of long-term debt and lease
        obligations                                     (61.9)       (1.4)       (1.3)
     Increase (decrease) in amounts payable to banks     54.8        15.9        (4.2)
     Net issuance of common shares                      114.0         3.1         1.0
     Redemption premium on early extinguishment
        of debt                                          (4.7)        -           -
                                                      -------     -------     -------
        Net cash provided (used) by financing
           activities                                    90.4         7.4       (22.0)
                                                      -------     -------     -------
Increase (decrease) in cash and cash equivalents          3.9        (1.3)      (29.0)
Cash and cash equivalents at beginning of year           14.9        16.2        45.2
                                                      -------     -------     -------
Cash and cash equivalents at end of year                $18.8       $14.9       $16.2
                                                      =======     =======     =======

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

The company's year ends on the Saturday closest to December 31 of each year. Fiscal year ends are as follows:

      1993:      January 1, 1994
      1992:      January 2, 1993
      1991:      December 28, 1991

CONSOLIDATION

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions are eliminated.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the company's foreign operations are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at weighted-average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings
(loss) and accumulated in a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in other expense - net in the Consolidated Statement of Earnings. Gains and losses on foreign exchange forward contracts are recognized as part of the specific transaction hedged.

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. The principal methods of determining costs are last-in, first-out
(LIFO) for U.S. inventories and average or standard cost, which approximates first-in, first-out (FIFO), for other inventories.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are stated at cost. Equipment leased to customers is accounted for under the operating lease method. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of plant and equipment.

INCOME TAXES

The company provides deferred taxes for cumulative temporary differences between the financial reporting basis and income tax basis of its assets and liabilities. Provisions are made for any additional taxes payable on anticipated distributions from subsidiaries.

EARNINGS PER SHARE

Earnings per common share are based on the weighted-average number of common shares and common share equivalents outstanding.

RETIREMENT BENEFIT PLANS

The company maintains various pension plans covering substantially all employees. Pension benefits are based primarily on length of service and highest consecutive average five-year compensation. The company's policy is to fund the plans in accordance with applicable laws and regulations.

CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING

Effective January 3, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires the use of the liability method, under which deferred income tax assets and liabilities related to cumulative differences between an entity's financial reporting and tax basis balance sheets are recognized using expected future tax rates. Previously, the company had used the deferred method, under which deferred income tax assets and liabilities were based on historical differences between financial reporting income and taxable income and recognized using historical income tax rates. Financial results for prior years have not been restated in connection with the adoption of this standard.

     The company's domestic operations also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 3, 1993. This standard requires that the expected cost of postretirement benefits other than pensions, such as health care benefits, that are provided to retirees be recognized on the accrual method during the years that employees render service. The company provides health care benefits to U.S. retirees and previously recognized the related cost as the benefits were paid. The standard does not permit the restatement of the financial results of prior years. Certain of the company's foreign operations also provide postretirement health care benefits to their employees. The company expects to adopt the standard for these operations in 1995.

     The company has recorded the cumulative effect (to January 2, 1993) of adopting these standards as a charge to earnings in the first quarter of 1993, as follows:

CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING

                                       1993
                                     Charge to
                                     Earnings     Per
                                                  common
                                   (In millions)  share
                                   ------------   -------
Income taxes                       $ (4.2)        $ (.13)
Retiree health care benefits
  (with no current tax effect)      (47.9)         (1.48)
                                   ------         ------
                                   $(52.1)        $(1.61)
                                   ======         ======


The new standard for accounting for income taxes imposes significant limitations on the recognition and valuation of deferred tax assets related to future tax deductions previously recognized for financial reporting purposes and to net operating loss carryforwards. Because of these limitations, and because the company entered 1993 with a U.S. net operating loss carryforward of approximately $36 million, no income tax benefit could be recognized on a net basis for the cumulative effect of adopting the new accounting rules for postretirement health care benefits.

CONSOLIDATION CHARGE

In the fourth quarter of 1993, the company recorded a nonrecurring charge of $47.1 million (with no current tax effect) for the consolidation of all U.S. machine tool manufacturing into its facilities in Cincinnati. Production at the company's two machine tool facilities in South Carolina, Fountain Inn and Greenwood, will be phased out during 1994. The consolidation is intended to eliminate excess capacity that resulted from the introduction of "Wolfpack" designed products that require less hours and manufacturing floor space and from reduced demand from customers in the aerospace industry. The charge includes amounts for severance, relocation of production, and the sale of the two South Carolina facilities.

DISPOSITION OF SUBSIDIARY

In November, 1993, the company announced its decision to sell its Sano business. Accordingly, the company recorded charges in the third and fourth quarters of 1993 totaling $22.8 million (with no current tax effect) to adjust its investment in Sano to net realizable value. The decision to sell Sano was due in part to its continuing operating losses. In addition, the Sano business does not serve a major global market with good long-term growth and profit potential and as a result, does not meet the company's criteria for a core business. The business was sold in February, 1994 and the completion of the transaction is not expected to affect the company's 1994 financial results.

CLOSING AND RELOCATION CHARGE

In the third quarter of 1991, the company recorded a nonrecurring charge aggregating $90.0 million (with no current tax effect) to address problems in loss operations. Of the total charge, $75.1 million related to the relocation of centerless grinding machine and turning center manufacturing operations, the sale or other disposal of the company's remaining grinding machine assets and product lines, and the closing of the company's turning center factory in Wilmington, Ohio.

  An additional $14.9 million, which is included in discontinued operations in the Consolidated Statement of Earnings, related to the revaluation for sale of the company's coordinate measurement and inspection machine business, LK Tool.

DISCONTINUED OPERATIONS

In 1991, the company announced its intention to sell its coordinate measurement and inspection machine business, LK Tool, and recorded a provision for the anticipated loss on the sale of $14.9 million. During the third quarter of 1993, the company completed the sale of LK Tool for $5.0 million in cash. The completion of the transaction did not affect the company's financial results for 1993.

ACQUISITIONS

On February 1, 1993, the company completed the acquisition of GTE Valenite Corporation (Valenite) for $66 million in cash and $11 million of assumed debt. Valenite is a leading producer of consumable industrial metalcutting products. The acquisition, which is being accounted for under the purchase method, was financed principally through the sale of $50 million of accounts receivable and borrowings under a then new $85 million committed revolving credit facility.

  On November 8, 1993, the company completed the acquisition of Ferromatik, the plastics injection molding machine business of Kloeckner-Werke AG, for DM 82.8 million (approximately $50 million) in cash and DM 10.6 million (approximately $6 million) in assumed debt. A portion of the cash purchase price is expected to be refunded in a post-closing adjustment. The acquisition, which is being accounted for under the purchase method, was financed primarily through borrowings under the company's existing lines of credit, including its committed revolving credit facility, which was amended to increase the lines of credit available thereunder. Ferromatik, which is headquartered in Germany, is one of the world's leading producers of injection molding machines and is recognized for high-end technology and other specialty applications.

  The aggregate acquisition cost of the company's investments in Valenite and Ferromatik, including professional fees and other costs related thereto and after giving effect to the anticipated refund of a portion of cash paid for Ferromatik, is expected to be approximately $114.7 million. The following table presents the allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed. The amounts included therein with respect to Ferromatik are preliminary and are subject to revision once appraisals, actuarial reviews and other studies of fair value are completed. Goodwill arising from the Valenite acquisition, which is included in other noncurrent assets in the following table, totaled $8.7 million. No goodwill is expected to result from the Ferromatik acquisition.

ALLOCATION OF ACQUISITION COST

(In millions)


Cash and cash equivalents                         $  2.2
Accounts receivable                                 54.5
Inventories                                         77.1
Other current assets                                15.5
Property, plant and equipment                       89.5
Other noncurrent assets                             25.1
                                                  ------
  Total assets                                     263.9

Amounts payable to banks and
  long-term debt due
  within one year                                   11.9
Other current liabilities                          107.3
Long-term accrued liabilities                       25.1
Long-term debt and lease obligations                 4.9
                                                  ------
  Total liabilities                                149.2
                                                  ------
Total acquisition cost                            $114.7
                                                  ======

As presented above, other current liabilities includes a reserve of $44.0 million for the restructuring of Valenite for future profitability. The restructuring plan includes the consolidation of production through the closing of eleven production facilities, the downsizing of two production facilities and a net employee reduction in excess of 500. The total cost of the restructuring is estimated to be $53.7 million ($25.8 million in cash) and includes amounts for severance, relocation and losses on the sale of surplus inventory, machinery and equipment and production facilities. The restructuring, which began March 2, 1993, will be completed in 1994.

  Other current liabilities also includes a reserve of $8.7 million for the restructuring of Ferromatik during 1994. Due to general economic conditions in Europe, the operations of Ferromatik's manufacturing plant were restructured during 1993 and 1992 to improve efficiency and reduce personnel levels. The company and Ferromatik have identified additional restructuring actions, including further personnel reductions, that are expected to improve Ferromatik's profitability in the future. These actions, which are intended to complement the actions already taken prior to the acquisition, will be substantially completed during 1994.

  Unaudited pro forma sales and earnings information for 1993 and 1992 prepared under the assumption that the acquisitions had been completed at the beginning of 1992 is as follows:

PRO FORMA INFORMATION

(In millions, except per-share amounts)        1993         1992
                                               ----         ----
Sales                                        $1,128.4     $1,187.5
                                             ========     ========

Earnings (loss) before extraordinary
  items and cumulative effect of changes
  in methods of accounting                   $  (48.2)    $   19.3
Extraordinary items
  Loss on early extinguishment of debt           (4.4)         -
  Tax benefit from loss carryforward              -            4.0
Cumulative effect of changes
  in methods of accounting                      (52.1)         -
                                             --------     --------

Net earnings (loss)                           $(104.7)    $   23.3
                                              =======      ========

Earnings (loss) per common share
  Earnings (loss) before extraordinary
    items and cumulative effect of
    changes in methods of accounting         $ (1.50)     $    .69
  Extraordinary items
    Loss on early extinguishment of debt        (.14)          -
    Tax benefit from loss carryforward            -            .15
  Cumulative effect of changes
    in methods of accounting                   (1.61)          -
                                             -------      --------
  Net earnings (loss)                        $ (3.25)     $    .84
                                             =======      ========


Based on a comprehensive analysis, the company and Valenite had originally estimated that the annual improvement in pretax earnings that would result from the completion of the restructuring plan would be approximately $15.6 million. The pro forma amounts presented above include favorable adjustments based on the original estimate. However, it is expected that the annual savings will exceed the original estimate on an ongoing basis by as much as 20%.

  During its fiscal year ended September 30, 1993, Ferromatik incurred significant operating losses due principally to general economic conditions in Europe and its inability to adjust personnel levels to reduced customer demand. The company and Ferromatik estimate that the minimum annual pretax earnings improvement that will result from the restructuring actions taken prior to the acquisition and those that will occur subsequent thereto will be no less than $4.2 million. Accordingly, the pro forma amounts presented above include favorable adjustments based on this estimate, which is based principally on reductions in personnel levels that have occurred since the acquisition and that are expected to occur in 1994. The actual savings from the completion of the restructuring plan are expected to be higher than $4.2 million.

  In 1991, the company completed the acquisition of the assets and business of SL Abrasives, Inc., a manufacturer of resin-bonded grinding wheels. This transaction, which has been accounted for using the purchase method, did not significantly affect the company's financial position at December 28, 1991, or its results of operations for the year then ended.

RESEARCH AND DEVELOPMENT

Charges to operations for research and development activities are summarized below. The amounts include expenses related to the company's Wolfpack product development and process improvement program.

RESEARCH AND DEVELOPMENT

(In millions)                           1993      1992      1991
                                        ----      ----      ----

Research and development                $41.9     $34.1     $35.8
    Percent of sales                      4.1%      4.3%      4.7%



RETIREMENT BENEFIT PLANS

Summarized in the following tables are the company's pension cost
(income) and funded status of its major pension plans.

PENSION COST (INCOME)

(In millions)                           1993      1992      1991
                                        ----      ----      ----

Service cost (benefits earned
  during the period)                    $ 6.3     $ 6.3     $ 6.4
Interest cost on projected
  benefit obligation                     31.5      29.0      29.6
Actual return on plan assets            (54.8)    (24.0)    (65.1)
Net amortization and deferral            14.3     (18.7)     26.0
                                        -----     -----     -----

Pension cost (income)                   $(2.7)    $(7.4)    $(3.1)
                                        =====     =====     =====


FUNDED STATUS OF PENSION PLANS AT YEAR-END

(In millions)                             1993      1992
                                          ----      ----
Vested benefit obligation               $(340.2)  $(263.8)
                                        =======   =======

Accumulated benefit obligation          $(353.7)  $(269.8)
                                        =======   =======

Plan assets at fair value,
  primarily listed
  stocks and debt securities,
  including company stock of
  $14.0 in 1993 and $10.6 in 1992       $ 396.9   $ 370.8
Projected benefit obligation             (416.9)   (332.3)
                                        -------   -------

Excess (deficiency) of plan assets
  in relation to projected benefit
  obligation                              (20.0)     38.5
Unrecognized net (gain ) loss              46.8      (6.5)
Unrecognized net transition asset         (30.2)    (35.8)
                                        -------   -------

Accrued pension liability               $  (3.4)  $  (3.8)
                                        =======   =======

At January 1, 1994, the projected benefit obligation of the company's domestic plan exceeded its assets by $37.9 million, while the assets of the plan for United Kingdom employees exceeded the projected benefit obligation by $17.9 million. Because of the current funded status of the plans, no contributions were required or made in 1993, 1992 and 1991.
  For 1993 and 1992, the assumed discount rates used in determining the projected benefit obligation were 7 1/2 % and 9%, respectively. The assumed rate of increase in renumeration was 4 1/2 % for 1993 and 6% for 1992. The weighted-average expected long-term rate of return on plan assets used to determine pension income was 9 1/2 % in all years presented.

  In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to most U.S. employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. Prior to 1993, retiree contributions were based on varying percentages of the average per-contract cost of benefits, with the company funding any excess over these amounts. However, the plan was amended in 1992 to freeze the dollar amount of the company's contributions in future years for employees retiring after 1980 based on specified percentages of the 1993 per-contract cost.

  Effective January 3, 1993, the company's domestic operations adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The change did not significantly affect earnings before extraordinary items and cumulative effect of changes in methods of accounting for 1993.

  The following table presents the components of the company's liability for future retiree health care benefits.

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS

(In millions)                                     1993      1992
                                                  ----      ----
Accumulated postretirement benefit obligation
    Retirees                                      $(42.6)   $(40.5)
    Fully eligible active participants              (7.4)     (4.1)
    Other active participants                       (8.1)     (4.5)
                                                  ------    ------
                                                   (58.1)    (49.1)
Unrecognized net loss                                9.8       -
                                                  ------    ------
                                                   (48.3)    (49.1)
Unrecognized transition obligation                   -        47.9
                                                  ------    ------
                                                  $(48.3)   $ (1.2)
                                                  ======    ======

At year-end 1993, $1.4 million of the total liability for postretirement health care benefits is included in current liabilities in the Consolidated Balance Sheet.

  The retiree health care costs for 1993 were $4.5 million, of which service cost and interest cost were $.3 million and $4.2 million, respectively.

  Prior to 1993, the company recognized the cost of health care benefits paid to U.S. retirees as incurred. Such costs totaled $5.8 million and $5.1 million in 1992 and 1991, respectively.

  The discount rates used in calculating the accumulated postretirement benefit obligation were 7% for 1993 and 8 1/2 % for 1992. For 1994, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 10.6%. This rate is assumed to decrease to varying degrees annually to 5.0% for years 2005 and thereafter. Because of the effect of the 1992 plan changes that froze the dollar amount of the company's contributions for future years, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

  Certain foreign operations of the company also provide postretirement health care benefits to their employees. The company expects to adopt Statement of Financial Accounting Standards No.
106 for these operations in 1995.

  Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", was issued in late 1992 and requires that certain benefits provided by an employer to former or inactive employees be accounted for on the accrual method beginning no later than 1994. The effect of adopting the new standard on the company's operating results and financial position is not material.

INCOME TAXES

Effective January 3, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities using expected future tax rates. The tax effects of temporary differences that give rise to the recorded deferred tax assets and deferred tax liabilities at year-end 1993 are presented in the following table.

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(In millions)                                                1993
                                                             ----
Deferred tax assets
  Net operating loss and various tax credit
    carryforwards                                           $ 40.8
  Accrued postretirement health care benefits                 16.9
  Consolidation, restructuring and other reserves             34.8
  Inventories, principally due to obsolescence reserves
    and additional costs inventoried for tax purposes
    pursuant to the Tax Reform Act of 1986                     5.6
  Accrued pension costs                                        5.3
  Accrued warranty costs                                       2.2
  Accrued employee benefits other than pensions and
    retiree health care benefits                               3.2
  Accounts receivable, principally due to allowances
    for doubtful accounts                                      1.3
  Foreign investments                                          9.2
  Other                                                       13.1
                                                            ------

    Total deferred tax assets                                132.4
    Less valuation allowance                                 (95.7)
                                                            -----

      Net deferred tax assets                               $ 36.7
                                                            ======
Deferred tax liabilities
  Property, plant and equipment, principally due to
    differences in depreciation methods                     $ 26.1
  Undistributed earnings of foreign subsidiaries               3.9
  Pension assets                                               2.9
  Other                                                        4.2
                                                            ------
    Total deferred tax liabilities                          $ 37.1
                                                            ======
Net deferred tax liability                                  $  (.4)
                                                            ======

Summarized in the following tables are the company's earnings
(loss) from continuing operations before income taxes, extraordinary items and cumulative effect of changes in methods of accounting, its provision for income taxes, and a reconcilement of the U.S. statutory rate to the tax provision rate.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGES IN METHODS OF
ACCOUNTING

(In millions)                             1993     1992      1991
                                          ----     ----      ----

United States                           $(41.5)   $28.0     $(73.8)
Foreign                                    4.3     (1.0)        .4
                                        ------    -----     ------
                                        $(37.2)   $27.0     $(73.4)
                                        ======    =====     ======
PROVISION FOR INCOME TAXES

                              Liability
                               Method       Deferred Method
(In millions)                   1993        1992       1991
                              --------      --------   -----

Current provision
  United States                  $ -        $  -       $ -
  State and local                 2.4         1.7       2.3
  Foreign                         4.3         2.3       4.1
                                 ----       -----      ----
                                  6.7         4.0       6.4
                                 ----       -----      ----
Deferred provision
  United States                    -           .6        .4
  Foreign                         1.5          .9       2.9
                                 ----       -----      ----
                                  1.5         1.5       3.3
                                 ----       -----      ----
Provision recognized as
  extraordinary benefit            -          5.4        -
                                 ----       -----      ----

                                 $8.2       $10.9      $9.7
                                 ====       =====      ====


In 1991, the current provision for foreign income taxes included
$4.0 million related to a planned withdrawal from the company's
United Kingdom pension fund that was completed in 1992.

COMPONENTS OF THE PROVISION FOR DEFERRED INCOME TAXES
                                        Liability
                                         Method     Deferred Method
(In millions)                            1993       1992       1991
                                        --------    ----       ----

Tax effects of consolidation,
  restructuring and other reserves      $ (9.2)     $1.2       $3.3
Change in deferred revenue               (16.3)       -          -
Depreciation                               1.3        -          -
Change in valuation allowance             25.5        -          -
Reversal of prior year's deferred
  taxes related to operating loss
  carryforward                             -         (.2)        -
Other                                       .2        .5         -
                                        ------      -----      ----
                                        $  1.5      $1.5       $3.3
                                        ======      ====       ====


RECONCILEMENT OF THE U.S. STATUTORY RATE TO THE TAX PROVISION RATE

                                      Liability
                                        Method      Deferred Method
(In percent)                            1993        1992       1991
                                      ---------     ----       ----

U.S. statutory tax rate               (35.0)%       34.0%   (34.0)%
Increase (decrease) resulting from
  Losses without current tax benefits  56.1          5.1     38.2
  Effect of operations outside
    the U.S.                           (5.5)        (2.7)     5.3
  State and local taxes, net of
  federal benefit                       6.5          4.2      2.1
  Other                                 (.1)         (.2)     1.6
                                      -----         ----    -----
                                       22.0%        40.4%    13.2%
                                      =====         ====    =====


In 1992, in accordance with accounting rules then in effect, the company recognized an extraordinary tax benefit of $5.4 million, or $.19 per share, from the realization of its U.S. net operating loss carryforward that originated principally from the 1991 closing and relocation charge and a pretax special charge of $32.8 million recorded in 1990 for product discontinuance and the reorganization of grinding machine and certain other machine tool manufacturing operations.

  For U.S. tax reporting purposes, at year-end 1993 the company had a net operating loss carryforward of approximately $19 million which expires in 2008.

  Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $30 million at the end of 1993.

  Income taxes of $16.1 million, $5.0 million and $4.9 million were paid in 1993, 1992 and 1991, respectively.

RECEIVABLES

The components of notes and accounts receivable less allowances are shown in the following table.

NOTES AND ACCOUNTS RECEIVABLE LESS ALLOWANCES

(In millions)                           1993        1992
                                        ----        ----

Notes receivable                        $  6.0      $  8.8
Accounts receivable                      190.2       174.1
                                        ------      ------
                                         196.2       182.9
Less allowances for doubtful accounts      7.9         5.9
                                        ------      ------
                                        $188.3      $177.0
                                        ======      ======



Notes receivable include amounts not due within one year of $.7 million and $2.2 million in 1993 and 1992, respectively.

  The acquisition of Valenite was financed in part through the sale of $50.0 million of the company's domestic accounts receivable. The sale transaction, which resulted in costs of $2.2 million in 1993, occurred under a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. In order to maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. At January 1, 1994, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $50.0 million. The company also sold an additional $11.4 million of accounts receivable in the fourth quarter of 1993 under a separate receivables purchase agreement. Costs related to both sales are included in other expense - net in the Consolidated Statement of Earnings. The proceeds are reported as providing operating cash flow in the Consolidated Statement of Cash Flows for 1993.

INVENTORIES

Inventories amounting to $134.8 million for 1993 and $156.3 million for 1992 are stated at LIFO cost. Such inventories if stated at FIFO cost would be greater by approximately $57.4 million in 1993 and $54.2 million in 1992.

PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are shown in the following table.

PROPERTY, PLANT AND EQUIPMENT - NET

(In millions)                            1993       1992
                                         ----       ----

Land                                    $  5.7      $  5.1
Buildings                                108.5       108.9
Machinery and equipment                  317.1       269.1
                                        ------      ------
                                         431.3       383.1
Less accumulated amortization and
  allowances for depreciation            247.3       262.0
                                        ------      ------
                                        $184.0      $121.1
                                        ======      ======


LIABILITIES

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

ACCRUED AND OTHER CURRENT LIABILITIES
(In millions)                            1993       1992
                                         ----       ----

Accrued salaries, wages and
  other compensation                    $ 21.5      $16.3
Consolidation reserve                     38.7        -
Restructuring reserves                    17.1        -
Other accrued expenses                    92.9       82.7
                                        ------      -----
                                        $170.2      $99.0
                                        ======      =====

LONG-TERM ACCRUED LIABILITIES
(In millions)                            1993       1992
                                         ----       ----

Accrued pension and
  other compensation                    $ 24.1      $19.1
Accrued postretirement
  health care benefits                    46.9        -
Accrued and deferred taxes                30.5        8.0
Other                                     27.1       25.9
                                        ------      -----
                                        $128.6      $53.0
                                        ======      =====


LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations are shown in the following table.

LONG-TERM DEBT AND LEASE OBLIGATIONS

(In millions)                                       1993     1992
                                                    -----    ----

Long-term debt
  8 3/8 % Senior Notes due 1997                     $ 60.0  $ 60.0
  12% Sinking Fund Debentures due 2010                10.8    70.8
  Industrial Development Revenue
    Bonds due 2008                                    10.0    10.0
  Revolving credit facility                           10.0     -
  Other                                                8.8     2.5
                                                    ------  ------
                                                      99.6   143.3

Capital lease obligations
  6 3/4 % Bonds due 2004                               7.6     7.6
  6 3/8  % Bonds due 1994 - 1997                       3.4     4.2
  6 1/2 % Bonds due 1994                                .4      .7
                                                    ------  ------
                                                      11.4    12.5
                                                    ------  ------
                                                     111.0   155.8
                                                    ------  ------
Current maturities                                    (3.4)   (1.4)
                                                    ------  -------
                                                    $107.6  $154.4
                                                    ======  ======

The carrying amount of the company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company's incremental borrowing rate for similar types of financing arrangements.

  The 8 3/8 % Senior Notes due 1997 are redeemable at par beginning in 1994 at the company's option.
  The 12% Sinking Fund Debentures due 2010 have annual sinking fund installments commencing in 1996. The debentures are redeemable at any time at the company's option subject to possible premiums and other restrictions.

  The Industrial Development Revenue Bonds due 2008 are tax-exempt variable-rate bonds. The interest rate is established weekly and averaged 2.4% in 1993. The bonds are supported by a bank letter of credit, which requires a fee of 1 1/4 % per annum on the amount outstanding.

  Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness.

  At January 1, 1994, $10.0 million of borrowings under the company's revolving credit facility are included in long-term debt based on the expectation that such amount will remain outstanding for more than one year.

  Interest paid was $19.0 million in 1993, $18.9 million in 1992 and $19.2 million in 1991.

  Maturities of long-term debt for the five years after 1993 are:
    1994:                               $   2.4 million
    1995:                                   2.0 million
    1996:                                   2.0 million
    1997:                                  67.2 million
    1998:                                   5.4 million

  The capitalized lease assets are included in property, plant and equipment. Amortization of leased properties is included in depreciation and interest on lease obligations is included in interest expense.

  Future minimum payments for principal and interest on capitalized leases during the next five years and in the aggregate thereafter are:
        1994:                           $   1.9 million
        1995:                               1.5 million
        1996:                               1.5 million
        1997:                               1.5 million
        1998:                                .5 million
After   1998:                              10.7 million

  The company also leases certain equipment under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:
        1994:                             $14.6 million
        1995:                              12.0 million
        1996:                               8.6 million
        1997:                               5.5 million
        1998:                               4.2 million
  After 1998:                               8.6 million

  Rent expense was $14.7 million and $9.6 million in 1993 and 1992, respectively, and was not material in 1991.

LINES OF CREDIT

At the end of 1993, the company had formal and informal lines of credit with various domestic and foreign banks of $276.1 million, including a revolving credit facility and other committed lines totaling $137.5 million. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Additional borrowing capacity available under all lines of credit totaled approximately $40 million at January 1, 1994.

  In January, 1993, in connection with the acquisition of Valenite, the company replaced its previous $55.0 million revolving credit agreement with a new $85.0 million committed revolving credit facility. In connection with the acquisition of Ferromatik, the facility was amended to increase the lines of credit available thereunder to $130.0 million. The facility allows borrowings through July, 1995 and requires a facility fee of 1/2 % per annum on the total $130.0 million revolving loan commitment.

  The revolving credit facility requires compliance with certain financial loan covenants related to tangible net worth, interest and fixed charge coverages and debt leverage. The company has remained in compliance with these covenants since the inception of this facility.

SHAREHOLDERS' EQUITY

On April 15, 1993, the company completed the issuance of an additional 5.175 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $100.6 million. The proceeds of the offering were used to redeem $60.0 million of the company's 12% Sinking Fund Debentures due 2010 and to repay borrowings under revolving lines of credit and other bank debt. The redemption of the 12% Sinking Fund Debentures due 2010 effective May 17, 1993 resulted in a pretax extraordinary loss on early extinguishment of debt of $5.2 million ($4.4 million after tax) in the second quarter. The pretax extraordinary loss included a cash call premium of $4.7 million and the write-off of deferred financing fees of $.5 million.

SHAREHOLDERS' EQUITY - PREFERRED AND COMMON SHARES

(Dollars in millions, except per-share amounts)     1993    1992
                                                    ----    ----

4% Cumulative Preferred shares authorized,
  issued and outstanding, 60,000 shares at
  $100 par value, redeemable at $105 a share        $ 6.0   $ 6.0
Common shares, $1 par value authorized
  50,000,000 shares, issued and outstanding,
  1993: 33,531,723 shares, 1992: 27,505,772          33.5    27.5


The company has authorized ten million serial preference shares with $1 par value. None of these shares has been issued.

  Holders of company common stock have one vote per share until they have held their shares for at least 36 consecutive months, after which they are entitled to ten votes per share.

CONTINGENCIES

The Internal Revenue Service has conducted examinations of the company's federal income tax returns for the years 1981 through 1986 and had proposed various adjustments to increase taxable income. During 1993, all issues for these years were resolved with no significant effect on the company's consolidated financial position or results of operations.

  Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

FOREIGN EXCHANGE CONTRACTS

The company enters into foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods commensurate with its known or expected exposures. The purpose of this practice is to minimize the effect of foreign currency exchange rate fluctuations on the company's operating results. The company does not engage in speculation.

  At January 1, 1994, the company had outstanding foreign exchange contracts totaling $45.3 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception.

LONG-TERM INCENTIVE PLANS

The 1991 Long-Term Incentive Plan ("1991 Plan"), which expired December 31, 1993, permitted the company to grant its common shares in the form of non-qualified stock options, incentive stock options, stock appreciation rights (SARs), restricted stock and performance awards. A summary of amounts issued under the 1991 Plan and prior plans is presented in the tables. The 1994 Long-Term Incentive Plan ("1994 Plan") was approved by the company's Board of Directors on February 10, 1994 and, subject to shareholder approval, will provide for issuance of the same types of grants as were permitted by the 1991 Plan with the exception of SARs, which may no longer be granted.

STOCK OPTIONS, RESTRICTED STOCK AWARDS AND SARS

                                                            Price
                                      Shares(a)   SARs      Range
                                      --------    ----      -----

Outstanding at year-end 1990          1,222,537    530,322  $9 - 29
  Activity during 1991  - Granted       837,607    110,750   9 - 13
                        - Exercised     (68,357)      -      9 - 10
                        - Canceled     (139,759)  (125,310) 13 - 29
                                      ---------   --------
Outstanding at year-end 1991          1,852,028    515,762   9 - 29
  Activity during 1992  - Granted       462,920       -     15 - 16
                        - Exercised     (91,628)      -      9 - 25
                        - Canceled     (148,167)      -      9 - 25
                        - SARs
                            Canceled    515,762   (515,762)  9 - 28
                                      ---------   --------

Outstanding at year-end 1992          2,590,915      -       9 - 29
  Activity during 1993  - Granted       118,025      -      17 - 24
                        - Exercised    (854,918)     -       9 - 25
                        - Canceled     (136,947)     -      13 - 29
                                      ---------   ---------

Outstanding at year-end 1993          1,717,075      -      $9 - 28
                                      =========   =========


EXERCISABLE STOCK OPTIONS AND SARS AT YEAR-END

                                   Stock
                                   Options(a)     SARs
                                   ----------     -------

1991                                 955,838      276,286
1992                               1,748,565         -
1993                               1,474,262         -


(a) Excludes stock options granted in tandem with SARs.

The non-qualified stock options and incentive stock options are issued at market and, under the terms of the 1991 Plan, may be granted in tandem with SARs. However, during 1992, all previously granted SARs were canceled with the consent of the holders. Stock options become excercisable under varying terms and expire in ten years. Shares of restricted stock are subject to three-year restrictions against selling, encumbering or otherwise disposing of these Shares. Performance awards may be earned based on achievement of predetermined return-on-capital targets over specified periods.

    The maximum number of shares available for grant under the 1991 Plan was 1,650,000, of which 262,100 were available for grant at year-end 1992. Additional shares may no longer be granted under the 1991 Plan. The maximum number of shares that may be granted under the 1994 Plan is expected to be 2,000,000.


GEOGRAPHIC INFORMATION

The following table summarizes the company's U.S. and foreign operations which are located principally in Western Europe.

    Sales of U.S. operations include export sales of $118.7 million in 1993, $111.7 million in 1992 and $98.6 million in 1991.

    Total sales of the company's U.S. and foreign operations to unaffiliated customers outside the U.S. were $298.4 million, $242.6 million and $236.0 million, in 1993, 1992 and 1991, respectively.

U.S. AND FOREIGN OPERATIONS

(In millions)                        1993       1992      1991
                                     ----       ----      ----
U.S. operations
  Sales                              $831.9     $654.1    $613.0
  Operating earnings                   49.6       47.9      23.3
  Consolidation charge and closing
    and relocation charge             (47.1)       -       (75.1)
  Disposition of subsidiary           (22.8)       -         -
  Identifiable assets                 420.6      410.8     413.9
  Liabilities                         469.9      403.3     404.7
  Capital expenditures                 21.3       13.9      11.8
  Depreciation                         19.1       16.3      19.3

Foreign operations
  Sales                               197.5      135.1     141.0
  Operating earnings                    8.0        1.5       3.0
  Identifiable assets                 285.9      148.7     163.6
  Liabilities                         135.6       41.2      64.7
  Capital expenditures                  2.1        3.7       3.7
  Depreciation                          7.0        4.6       4.7


SEGMENT INFORMATION

Cincinnati Milacron is one of the world's leading manufacturers of plastics machinery, machine tools, computer controls and software for factory automation. In addition, the company is a leading producer of precision grinding wheels, metalworking fluids and metalcutting tools.

  Financial data for the past three years for the company's business segments are shown in the following tables.
SALES BY SEGMENT

(In millions)                        1993       1992      1991
                                     ----       ----      ----

Plastics machinery                   $357.2     $301.4    $267.6
Machine tools                         355.0      379.7     383.7
Industrial products (a)               317.2      108.1     102.7
                                   --------     ------    ------
                                   $1,029.4     $789.2    $754.0
                                   ========     ======    ======

OPERATING INFORMATION BY SEGMENT

(In millions)                        1993       1992      1991
                                     ----       ----      ----
Operating earnings (loss)
  Plastics machinery (b)             $ 26.6     $22.8     $14.6
  Machine tools                         3.9       8.9      (6.6)
  Industrial products (a)              27.1      17.7      18.3
  Consolidation charge and closing
    and relocation charge (c)         (47.1)       -      (75.1)
  Disposition of subsidiary (d)       (22.8)       -         -
  Unallocated corporate expenses (e)  (11.5)     (6.2)     (9.5)
                                     ------     -----     -----
    Operating earnings (loss)         (23.8)     43.2     (58.3)
  Interest expense-net                (13.4)    (16.2)    (15.1)
                                     ------     -----     -----
    Earnings (loss) from continuing
      operations before income taxes,
      extraordinary items and
      cumulative effect of changes in
      methods of accounting          $(37.2)    $27.0     $(73.4)
                                     ======     =====     ======

Identifiable assets
  Plastics machinery                 $289.0     $219.9    $202.9
  Machine tools                       243.1      282.8     310.9
  Industrial products  (a)            174.4       56.8      63.7
  Unallocated corporate assets (f)     23.1       19.4      20.9
                                     ------     ------    ------
    Total assets                     $729.6     $578.9    $598.4
                                     ======     ======    ======

Capital expenditures
  Plastics machinery                 $  4.2     $  6.2    $  6.5
  Machine tools                         8.8        7.1       7.5
  Industrial products  (a)             10.4        4.3       1.5
                                     ------     ------    ------
    Total capital expenditures       $ 23.4     $ 17.6    $ 15.5
                                     ======     ======    ======
Depreciation
  Plastics machinery                 $  6.2     $  7.7    $  7.0
  Machine tools                         9.4       10.6      14.2
  Industrial products  (a)             10.5        2.6       2.8
                                     ------     ------    ------
    Total depreciation               $ 26.1     $ 20.9    $ 24.0
                                     ======     ======    ======

(a) The 1993 increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.
(b) The 1993 amount includes a $2.5 million gain on sale of surplus land.
(c) These amounts relate to the machine tool segment.
(d) This amount relates to the plastics machinery segment.
(e) Includes corporate research and development and certain administrative expenses. The 1993 amount includes amortization of financing costs and costs related to the sale of receivables totaling $3.0 million.
(f) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.

REPORT OF INDEPENDENT AUDITORS



Board of Directors
Cincinnati Milacron Inc.





We have audited the accompanying Consolidated Balance Sheet of Cincinnati Milacron Inc. and subsidiaries as of January 1, 1994 and January 2, 1993, and the related Consolidated Statements of Earnings, Changes in Shareholders' Equity, and Cash Flows for each of the three years in the period ended January 1, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Milacron Inc. and subsidiaries at January 1, 1994 and January 2, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the Note to Consolidated Financial Statements, Cumulative Effect of Changes in Methods of Accounting, in 1993 the company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.


                                                /s/ ERNST & YOUNG

Cincinnati, Ohio
February 28, 1994

SUPPLEMENTARY FINANCIAL INFORMATION

OPERATING RESULTS BY QUARTER (Unaudited)

                                                1993 (a)                                        1992 (a)
                                 --------------------------------------------   ------------------------------------------
(In millions, except
per-share amounts)               1st Qtr  2nd Qtr  3rd Qtr  4th Qtr     Year    1st Qtr  2nd Qtr  3rd Qtr  4th Qtr    Year
                                 -------  -------  -------  -------  --------   -------  -------  -------  -------  ------
Sales                            $219.3   $236.6   $300.7   $272.8   $1,029.4   $160.0   $185.6   $225.5   $218.1   $789.2
Manufacturing margins              52.4     57.2     71.3     57.2      238.1     34.9     38.1     52.2     51.4    176.6
  Percent of sales                 23.9%    24.2%    23.7%    21.0%      23.1%    21.8%    20.5%    23.1%    23.6%   22.4%
Earnings (loss) before
  extraordinary items
  and cumulative effect
  of changes in methods
  of accounting                     3.6      6.2     (7.9)(b)(47.3)(b)  (45.4)(b)  1.1      2.8      5.3      6.9     16.1
    Per common share                .13      .19     (.23)     (1.40)   (1.41)(c)  .04      .10      .19      .25      .58
Extraordinary items
  Loss on early
    extinguishment of debt,
    net of income taxes             -       (4.4)     -          -       (4.4)      -        -        -        -        -

    Per common share                -       (.14)     -          -       (.14)      -        -        -        -        -
  Tax benefit from loss
    carryforward                    -        -        -          -        -         .2       .7      2.0      2.5      5.4
    Per common share                -        -        -          -        -        .01      .02      .07      .09      .19
Cumulative effect of changes
  in methods of accounting        (52.1)     -        -          -      (52.1)      -        -        -        -       -
    Per common share              (1.86)     -        -          -      (1.61)(c)   -        -        -        -       -
Net earnings (loss)               (48.5)     1.8     (7.9)     (47.3)  (101.9)     1.3      3.5      7.3      9.4     21.5
    Per common share              (1.73)     .05     (.23)     (1.40)   (3.16)(c)  .05      .12      .26      .34      .77


(a) The fiscal year consists of thirteen four-week periods in 1993 and twelve four-week periods and one five week period in 1992. The first and second quarters consist of twelve weeks each, and the third quarter, sixteen weeks. The fourth quarter of 1993 consists of twelve weeks and the fourth quarter of 1992 consists of thirteen weeks.

(b) The fourth quarter includes a charge of $47.1 million (with no current tax effect) for the consolidation of domestic machine tool manufacturing operations. Earnings were also reduced by charges of $18.1 million in the third quarter and $4.7 million in the fourth quarter (with no current tax effect) for the disposition of the company's Sano business.

(c) Because the quarter per-share amounts are based on the weighted-average shares outstanding in each period, their sum does not equal the annual calculation.



PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated herein by reference to the "Election of Directors" section of the company's proxy statement dated March 25, 1994 and (ii) included in Part I on pages 16 through 17 of this Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

The "Executive Compensation" section of the company's proxy statement dated March 25, 1994 is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The "Principal Holders of Voting Securities" section of the company's proxy statement dated March 25, 1994 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The paragraph captioned "Stock Option Loan Programs" of the company's proxy statement dated March 25, 1994 is incorporated herein by reference.


                                   PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM 14(A)(1)&(2)-- LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

The following consolidated financial statements of Cincinnati Milacron Inc. and subsidiaries are included in Item 8:

                                                                              Page No.
                                                                              --------
     Consolidated Statement of Earnings- 1993, 1992 and 1991                     27
     Consolidated Balance Sheet- 1993 and 1992                                   28
     Consolidated Statement of Changes in Shareholders' Equity-
          1993, 1992 and 1991                                                    29
     Consolidated Statement of Cash Flows- 1993, 1992 and 1991                   30
     Notes to Consolidated Financial Statements                                  31
     Report of Independent Auditors                                              40
     Supplementary Financial Information                                         41

The following consolidated financial statement schedules of Cincinnati Milacron Inc. and subsidiaries are included in
Item 14(d) for the years ended 1993, 1992 and 1991:


                                                                              Page No.
                                                                              --------
     Schedule II- Amounts Receivable From Related Parties
          and Underwriters, Promoters and Employees Other
          Than Related Parties                                                   52
     Schedule V- Property, Plant and Equipment                                   53
     Schedule VI- Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment                          54
     Schedule VIII- Valuation and Qualifying Accounts and
          Reserves                                                               55
     Schedule IX- Short-Term Borrowings                                          56
     Schedule X- Supplementary Income Statement Information                      57

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14 (a)(3) - LIST OF EXHIBITS

(3)  Articles of Incorporation and By-Laws

     3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 16, 1983
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 28, 1985, as amended by Amendment No. 1 thereto on Form 8 dated June 30, 1986, and Amendment No. 2 thereto on Form 8 dated July 17, 1986 (File No. 1-8485)

     3.2 Certificate of Amendment of the Restated Certificate ofIncorporation dated April 22, 1986, and filed with the Secretary of State of the State of Delaware on April 22, 1986
          - Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 22, 1986 (File No. 1-8485)

     3.3 Certificate of Amendment of the Restated Certificate of Incorporation dated June 11, 1987, and filed with the Secretary of State of the State of Delaware on June 15, 1987
          - Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 28, 1987 (File No. 1-8485)

     3.4  By-laws, as amended
          - Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 33-33623)

(4)  Instruments Defining the Rights of Security Holders, Including Indentures:

     4.1  12% Sinking Fund Debentures due July 15, 2010
          - Incorporated herein by reference to the company's Registration Statement on Form S-3 (Registration No. 2-98653)

     4.2  8-3/8% Notes due 1997
          - Incorporated herein by reference to the company's Form 8-K dated February 25, 1987 (File No. 1-8485)

     4.3 Cincinnati Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets

(9)  Voting Trust Agreement- not applicable

(10) Material Contracts:

    10.1  Cincinnati Milacron 1984 Long-Term Incentive Plan
          - Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 2-89499)

    10.2  Cincinnati Milacron 1987 Long-Term Incentive Plan
          - Incorporated herein by reference to the company's Proxy Statement dated March 27, 1987

    10.3  Cincinnati Milacron 1991 Long-Term Incentive Plan
          - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 15, 1991

    10.4  Cincinnati Milacron Inc. Short-Term Management Incentive Program
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended January 3, 1987
    10.5  Cincinnati Milacron Inc. Supplemental Pension Plan
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 31, 1988

    10.6  Cincinnati Milacron Inc. Supplemental Retirement Plan #2
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 31, 1988

    10.7  Cincinnati Milacron Retirement Savings Plan
          - Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 33-33623)

    10.8  Cincinnati Milacron Inc. Plan for the Deferral of Directors'
          Compensation
          - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 15, 1991

    10.9 Underwriting Agreement between Cincinnati Milacron Inc. and the First Boston Corporation
          - Incorporated herein by reference to the company's Registration Statement on Form S-3 (Registration No. 33-35097)

   10.10 Cincinnati Milacron Inc. 1988 Restricted Stock Plan for Non-Employee Directors
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 29, 1990

   10.11  Cincinnati Milacron Inc. Retirement Plan for Non-Employee Directors
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 29, 1990

   10.12 Cincinnati Milacron Inc. 1991 Restricted Stock Plan for Non-Employee Directors
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 29, 1990

   10.13 Valenite Stock Purchase Agreement between GTE Corporation and Cincinna Milacron, Inc.
          - Incorporated herein by reference to the company's Form 8-K dated February 1, 1993.

   10.14 Purchase Agreement between Kloeckner Ferromatik Desma GmbH, Kloeckner Werke Aktiengesellschaft and Cincinnati Milacron Inc.
          - Incorporated herein by reference to the company's Form 8-K dated November 8, 1993.

   10.15  Cincinnati Milacron Supplemental Executive Retirement Plan
          - Filed herewith

   10.16 Amended and Restated Revolving Credit Agreement dated as of January 28, 1993, and amended and restated as of July 20, 1993
          - Incorporated herein by reference to the company's Form 10-Q for the quarter ended October 9, 1993.

   10.17 Amendment Number One, dated as of October 26, 1993, to the Amended and Restated Revolving Credit Agreement dated as of January 28, 1993, and amended and restated as of July 20, 1993, among Cincinnati Milacron Inc., the Lenders listed therein and Bankers Trust Company, as Agent
          - Incorporated herein by reference to the company's Form 8-K dated November 8, 1993.

   10.18 Amendment Number Two, dated as of December 31, 1993, to the Amended and Restated Revolving Credit Agreement dated as of January 28, 1993, as amended and restated as of October 26, 1993, among Cincinnati Milacron Inc., the Lenders listed therein and Bankers Trust Company, as Agent
          - Filed herewith

(11) Statement Regarding Computation of Per-Share Earnings

(12) Statement Regarding Computation of Ratios- not applicable

(18) Letter Regarding Change in Accounting Principles- not applicable

(21) Subsidiaries of the Registrant

(22) Published Report Regarding Matters Submitted to Vote of Security
     Holders
     - Incorporated by reference to the company's Proxy Statement dated March 25, 1994.

(23) Consent of Independent Auditors

(24) Power of Attorney- not applicable

(27) Financial Data Schedule - not applicable

(28) Information from Reports Furnished to State Insurance Regulatory Authorities- not applicable

(99) Additional Exhibits- not applicable

ITEM 14(B)-- REPORTS ON FORM 8-K

     One report on Form 8-K was filed during the fourth quarter of 1993.

      (i) November 8, 1993 - The company reported the closing of the purchase of the Ferromatik business of Kloeckner Ferromatik Desma GmbH

ITEM 14(C)&(D)-- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The responses to these portions of Item 14 are submitted as a separate section of this report.


SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CINCINNATI MILACRON INC.


                                 BY:  /s/ Daniel J. Meyer
                                 ----------------------------------------------
                                 Daniel J. Meyer; Chairman and Chief
                                 Executive Officer, Director
                                 (Chief Executive Officer)



                                 BY:  /s/ Raymond E. Ross
                                 -----------------------------------------------
                                 Raymond E. Ross; President and Chief Operating Officer, Director
                                 (Chief Operating Officer)


                                 BY:  /s/ Ronald D. Brown
                                 -----------------------------------------------
                                 Ronald D. Brown; Vice President- Finance
                                 (Chief Financial Officer)



                                 BY:  /s/ Robert P. Lienesch
                                 -----------------------------------------------
                                 Robert P. Lienesch; Controller
                                 (Chief Accounting Officer)


Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Neil A. Armstrong                         /s/ Darryl F. Allen
- ------------------------------------          ----------------------------------
Neil A. Armstrong; March 25, 1994             Darryl F. Allen; March 25, 1994
(Director)                                    (Director)



/s/ Harry A. Hammerly                         /s/ James A. D. Geier
- -----------------------------------           ----------------------------------
Harry A. Hammerly; March 25, 1994             James A. D. Geier; March 25, 1994
(Director)                                    (Director)

ITEM 14(C) AND (D)-- INDEX TO CERTAIN EXHIBITS AND FINANCIAL STATEMENT
                     SCHEDULES
                                                                   Page No.
                                                                   --------
    Exhibit 11     Computation of Per-Share Earnings                  49

    Exhibit 21     Subsidiaries of the Registrant                     50


    Exhibit 23     Consent of Independent Auditors                    51


    Schedule II    Amounts Receivable From Related Parties
                     and Underwriters, Promoters and
                     Employees Other Than Related Parties             52


    Schedule V     Property, Plant and Equipment                      53


    Schedule VI    Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and
                   Equipment                                          54

    Schedule VIII  Valuation and Qualifying Accounts and
                   Reserves                                           55


    Schedule IX    Short-Term Borrowings                              56


    Schedule X     Supplementary Income Statement Information         57




                          CINCINNATI MILACRON INC. AND SUBSIDIARIES

            SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                     PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                  Year Ended 1993 and 1992

                                       (In Thousands)

  COL. A             COL. B     COL.C             COL. D                     COL. E
- --------------------------------------------------------------------------------------------
                                                Deductions          Balance at End of Period
                                          ----------------------    ------------------------
                   Balance at               (1)         (2)
                   Beginning              Amounts     Amounts          (1)        (2)
Name of Debtor     of Period  Additions   Collected   Written off   Current     Not Current
- --------------------------------------------------------------------------------------------

YEAR ENDED 1993

 William E. Buchholz  $176(a)       -        $176          -            -             -


YEAR ENDED 1992

 William E. Buchholz    -         $176(a)     -            -          $176            -

(a) Represents borrowings under the company's Key Employee Stock Option Loan Program, which bear interest at 6%.



                          CINCINNATI MILACRON INC. AND SUBSIDIARIES

                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                               Years Ended 1993, 1992 and 1991

                                       (In Thousands)

  COL. A                COL. B        COL.C         COL. D        COL. E           COL. F
- ------------------------------------------------------------------------------------------
                       Balance at                                Other changes-   Balance
                       Beginning     Additions                   Add(Deduct)-     at End of
Classification         of Period     at Cost       Retirements   Describe         Period
- --------------------------------------------------------------------------------------------

YEAR ENDED 1993

  Land                 $  5,071      $    10       $   660       $   (353)(a)     $  5,661
                                                                    1,593 (b)
  Buildings             108,960        1,653         5,796         (5,745)(a)      108,522
                                                                    9,450 (b)
  Machinery and
    equipment           267,709       21,759        46,897         (4,670)(a)      316,315
                                                                   78,414 (b)
  Equipment leased
    to customers          1,377          -             458           (121)(a)          798
                       --------      -------       -------       --------         --------
                       $383,117      $23,422       $53,811       $ 78,568         $431,296
                       ========      =======       =======       ========         ========

YEAR ENDED 1992

  Land                 $  5,640      $    25       $   428       $   (166)(a)     $  5,071
  Buildings             117,882        2,340         8,946         (2,316)(a)      108,960
  Machinery and
    equipment           308,683       15,151        47,608         (8,517)(a)      267,709
  Equipment leased
    to customers          2,589           67         1,089           (190)(a)        1,377
                       --------      -------       -------       --------         --------
                       $434,794      $17,583       $58,071       $(11,189)        $383,117
                       ========      =======       =======       ========         ========

YEAR ENDED 1991
  Land                 $  4,969      $    -        $    32       $    253 (a)     $  5,640
                                                                      450 (c)
  Buildings             115,402        1,925           164           (113)(a)      117,882
                                                                      832 (c)
  Machinery and
    equipment           320,795       13,025        25,271         (2,617)(a)      308,683
                                                                    2,751 (c)
  Equipment leased
    to customers          3,271          495         1,600            423 (a)        2,589
                       --------      -------       -------       --------         --------
                       $444,437      $15,445       $27,067       $  1,979         $434,794
                       ========      =======       =======       ========         ========


(a) Consists principally of foreign currency translation adjustments and in 1993 includes amounts related to the revaluation for sale of certain Valenite assets.

(b) Assets acquired through the purchase of Valenite Inc. in February, 1993 and Ferromatik Milacron Maschinenbau GmbH in November, 1993.

(c) Assets acquired through the purchase of the assets and business of SL Abrasives, Inc. in January, 1991.

Note: Depreciation has been computed principally in accordance with the following general range of useful lives: buildings (20 to 45 years), building equipment (5 to 30 years), automobiles and trucks (3 to 7 years), and other machinery and equipment (2 to 20 years).


                          CINCINNATI MILACRON INC. AND SUBSIDIARIES

             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                               OF PROPERTY, PLANT AND EQUIPMENT

                               Years Ended 1993, 1992 and 1991

                                       (In Thousands)

  COL. A               COL. B         COL.C         COL. D        COL. E         COL. F
- ----------------------------------------------------------------------------------------
                                    Additions                   Other
                     Balance at     Charged to                  changes-       Balance
                     Beginning      Costs and                   Add(Deduct)-   at End
Classification       of Period      Expenses      Retirements   Describe       of Period
- -----------------------------------------------------------------------------------------
YEAR ENDED 1993

  Buildings          $ 60,526       $ 4,900       $ 3,107       $   (506)(a)   $ 61,813
  Machinery and
    equipment         200,779        21,094        27,905         (7,466)(a)    185,118
                                                                  (1,384)(b)
  Equipment leased
    to customers          652            74           322             (9)(a)        395
                     --------       -------       -------       ---------      --------
                     $261,957       $26,068       $31,334       $ (9,365)      $247,326
                     ========       =======       =======       =========      ========


YEAR ENDED 1992

  Buildings          $ 65,447       $ 3,371       $ 7,447       $   (845)(a)   $ 60,526
  Machinery and
    equipment         237,553        17,412        39,123         (6,625)(a)    200,779
                                                                  (8,438)(b)
  Equipment leased
    to customers        2,128            99         1,050           (525)(a)        652
                     --------       -------       -------       --------       --------
                     $305,128       $20,882       $47,620       $(16,433)      $261,957
                     ========       =======       =======       ========       ========


YEAR ENDED 1991

  Buildings          $ 61,895       $ 5,015       $   129       $ (1,334)(a)   $ 65,447
  Machinery and
    equipment         222,139        17,378        15,862           (502)(a)    237,553
                                                                  14,400 (b)
  Equipment leased
    to customers        1,169         1,465         1,019            513 (a)      2,128
                     --------       -------       -------       --------       --------
                     $285,203       $23,858       $17,010       $ 13,077       $305,128
                     ========       =======       =======       ========       ========


(a) Consists principally of foreign currency translation adjustments and in 1993 includes amounts related to the revaluation for sale of certain Valenite assets.

(b) Relates to 1993 consolidation charge and 1991 closing and relocation charge.



                          CINCINNATI MILACRON INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               Years Ended 1993, 1992 and 1991

                                       (In Thousands)

  COL. A                         COL. B             COL.C             COL. D      COL. E
- ------------------------------------------------------------------------------------------
                                                   Additions
                                           -----------------------
                               Balance at  Charged to                           Balance
                               Beginning   Costs and   Other        Deductions  at End
Description                    of Period   Expenses    -Describe    -Describe   of Period
- ------------------------------------------------------------------------------------------

YEAR ENDED 1993

  Allowances for
    doubtful accounts          $ 5,913     $ 4,535     $ 3,205 (c)  $ 4,781 (a) $ 7,884
                                                                        988 (b)
  Amounts related to
    restructuring reserves
    and to consolidation,
    closing and relocation
    and special charges        $10,568     $40,200     $52,749 (c)  $45,252 (a) $58,265 (d)


YEAR ENDED 1992

  Allowances for
    doubtful accounts          $ 5,802     $ 2,972     $   -        $ 2,518 (a) $ 5,913
                                                                        343 (b)

  Amounts related to
    closing and relocation
    and special charges        $46,800     $   -       $   -        $36,232 (a) $10,568 (e)


YEAR ENDED 1991

  Allowances for
    doubtful accounts          $ 5,582     $ 2,927     $   -        $ 2,622 (a) $ 5,802
                                                                         85 (b)

  Amounts related to
    closing and relocation
    and special charges        $18,900     $53,200     $   -        $25,300 (a) $46,800 (f)

(a)  Represents amounts charged against the reserves during the year.
(b) Represents foreign currency translation adjustments in all years and in 1993 includes reserves of subsidiaries sold during the year.
(c)  Consists of reserves of subsidiaries purchased during the year.
(d)  Includes $1,500 in long-term accrued liabilities.
(e)  Includes $4,670 in long-term accrued liabilities.
(f)  Includes $8,900 in long-term accrued liabilities.




                             SCHEDULE IX - SHORT-TERM BORROWINGS

                               Years Ended 1993, 1992 and 1991

                                       (In Thousands)

  COL. A               COL. B         COL.C          COL. D       COL. E        COL. F
- -------------------------------------------------------------------------------------------
                                                   Maximum      Average       Weighted
Category of                                        Amount       Amount        Average
Aggregate            Balance        Weighted       Outstanding  Outstanding   Interest Rate
Short-Term           at End         Average        During the   During the    During the
Borrowings           of Period      Interest Rate  Period       Period        Period
- -------------------------------------------------------------------------------------------
AMOUNTS PAYABLE
  TO BANKS (a)

YEAR ENDED:

  1993               $74,194          5.52%        $104,722     $65,925         6.09%

  1992               $19,826          5.53%        $ 67,775     $28,316         6.73%

  1991               $ 5,562          9.25%        $ 32,290     $22,764         9.45%

(a) These balances represent borrowings under formal lines of credit. These arrangements provide for borrowings at prevailing market rates.



                          CINCINNATI MILACRON INC. AND SUBSIDIARIES

                   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                               Years Ended 1993, 1992 and 1991

                                       (In Thousands)
  COL. A                                             COL. B
- -------------------------------------------------------------------------------
Item                                    Charged to Costs and Expenses

- -------------------------------------------------------------------------------

                                       1993          1992          1991
                                    -------       -------       -------

Maintenance and repairs             $14,752       $11,430       $12,828
                                    =======       =======       =======

Taxes, other than payroll
  and income taxes                  $ 9,879       $10,145       $ 8,196
                                    =======       =======       =======


Advertising                         $ 9,908       $ 9,573       $ 7,462
                                    =======       =======       =======


Note: Amounts for royalties and amortization of intangible assets are not presented, as such amounts are less than 1% of total sales.