Form 10-Q
period 1994-03-26
CINCINNATI MILACRON INC /DE/
filed 1994-05-09
CIK 716823

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  ___________


                                   FORM 10-Q





[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the quarter ended March 26, 1994

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from __________ to _________


                         Commission file number 1-8485


                           CINCINNATI MILACRON INC.

            (Exact name of registrant as specified in its charter)

                  Delaware                                31-1062125
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                              4701 Marburg Avenue
                            Cincinnati, Ohio 45209
                   (Address of principal executive offices)


                                 (513)841-8100
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [x]     No [ ]



Number of shares of Common Stock, $1.00 par value, outstanding as of May 2, 1994:  33,620,326
============================================================================

                     CINCINNATI MILACRON INC. AND SUBSIDIARIES
                                     INDEX



                                                                      Page No.
                                                                      -------

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                           3


           Consolidated Condensed Statement of Earnings                   4


           Consolidated Condensed Statement of Cash Flows                 5


           Notes to Consolidated Condensed Financial
             Statements                                                   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                    14


         (b) Reports on Form 8-K                                         14


         Signatures                                                      15


         Index to Exhibits                                               16

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                      (UNAUDITED)

                                                                  (IN MILLIONS)

                                                              MARCH 26,    JANUARY 1,
                                                                1994         1994
                                                             ---------     ---------
ASSETS
Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . .      $ 16.8        $ 18.8
  Notes and accounts receivable, less allowances
    of $8.4 in 1994 and $7.9 in 1993 . . . . . . . . . . .       177.7         188.3
  Inventories
    Raw materials. . . . . . . . . . . . . . . . . . . . .        23.9          21.5
    Work-in-process and finished parts . . . . . . . . . .       165.9         155.7
    Finished products. . . . . . . . . . . . . . . . . . .        64.1          70.0
                                                                ------        ------
      Total inventories. . . . . . . . . . . . . . . . . .       253.9         247.2
  Other current assets . . . . . . . . . . . . . . . . . .        29.2          29.3
                                                                ------        ------
    Total current assets . . . . . . . . . . . . . . . . .       477.6         483.6
                                                                ------        ------
Property, plant and equipment. . . . . . . . . . . . . . .       433.6         431.3
  Less accumulated amortization and allowances for
    depreciation . . . . . . . . . . . . . . . . . . . . .       249.8         247.3
                                                                ------        ------
      Property, plant and equipment - net. . . . . . . . .       183.8         184.0
Other noncurrent assets. . . . . . . . . . . . . . . . . .        64.6          62.0
                                                                ------        ------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .      $726.0        $729.6
                                                                ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current portion of
    long term debt . . . . . . . . . . . . . . . . . . . .      $ 45.1        $ 77.6
  Trade accounts payable . . . . . . . . . . . . . . . . .        77.6          84.6
  Advance billings and deposits. . . . . . . . . . . . . .        37.9          36.9
  Accrued and other current liabilities. . . . . . . . . .       164.6         170.2
                                                                ------        ------
    Total current liabilities. . . . . . . . . . . . . . .       325.2         369.3
Long-term accrued liabilities. . . . . . . . . . . . . . .       127.1         128.6
Long-term debt and lease obligations . . . . . . . . . . .       144.8         107.6
                                                                ------        ------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .       597.1         605.5
                                                                ======        ======

Commitments and contingencies. . . . . . . . . . . . . . .          -             -

SHAREHOLDERS' EQUITY
  Preferred shares . . . . . . . . . . . . . . . . . . . .         6.0           6.0
  Common shares (outstanding: 33.6 in 1994 and 33.5
    in 1993) . . . . . . . . . . . . . . . . . . . . . . .       287.0         284.8
  Accumulated deficit. . . . . . . . . . . . . . . . . . .      (149.3)       (151.2)
  Cumulative foreign currency translation adjustments. . .       (14.8)        (15.5)
                                                                ------        ------
    TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . .       128.9         124.1
                                                                ------        ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . .      $726.0        $729.6
                                                                ======        ======


See notes to consolidated condensed financial statements.


                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                                              (IN MILLIONS, EXCEPT
                                                               SHARE AND PER-SHARE
                                                                    AMOUNTS)

                                                                 12 WEEKS ENDED
                                                            -----------------------
                                                            MARCH 26,      MARCH 27,
                                                              1994           1993
                                                             --------       --------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . .    $245.5         $219.3
Cost of products sold. . . . . . . . . . . . . . . . . . .     186.6          166.9
                                                              ------         ------
  Manufacturing margins. . . . . . . . . . . . . . . . . .      58.9           52.4
                                                              ------         ------

Other costs and expenses
  Selling and administrative . . . . . . . . . . . . . . .      47.9           41.5
  Other - net. . . . . . . . . . . . . . . . . . . . . . .       1.2             .9
                                                              ------         ------
    Total other costs and expenses . . . . . . . . . . . .      49.1           42.4
                                                              ------         ------

Operating earnings . . . . . . . . . . . . . . . . . . . .       9.8           10.0

Interest
  Income . . . . . . . . . . . . . . . . . . . . . . . . .        .4             .4
  Expense. . . . . . . . . . . . . . . . . . . . . . . . .      (3.6)          (4.7)
                                                              ------         ------
    Interest - net . . . . . . . . . . . . . . . . . . . .      (3.2)          (3.4)
                                                              ------         ------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN METHODS OF ACCOUNTING . . . . . . .       6.6            5.7

Provision for income taxes . . . . . . . . . . . . . . . .       1.6            2.1
                                                              ------         ------

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
  IN METHODS OF ACCOUNTING . . . . . . . . . . . . . . . .       5.0            3.6

Cumulative effect of changes in methods of
  accounting . . . . . . . . . . . . . . . . . . . . . . .        -           (52.1)
                                                              ------         ------
NET EARNINGS (LOSS). . . . . . . . . . . . . . . . . . . .    $  5.0         $(48.5)
                                                              ======         ======

Earnings (loss) per common share
  Earnings before cumulative effect of
    changes in methods of accounting . . . . . . . . . . .    $  .14         $  .13
  Cumulative effect of changes in methods
    of accounting. . . . . . . . . . . . . . . . . . . . .        -           (1.86)
                                                              ------         ------
  NET EARNINGS (LOSS). . . . . . . . . . . . . . . . . . .    $  .14         $(1.73)
                                                              ======         ======

Dividends per common share . . . . . . . . . . . . . . . .      $.09           $.09

Weighted average number of common shares and common
  share equivalents outstanding (in thousands) . . . . . .    34,014         28,039


See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                                   (IN MILLIONS)

                                                                  12 WEEKS ENDED
                                                             ----------------------
                                                             MARCH 26,     MARCH 27,
                                                               1994          1993
                                                             --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings (loss). . . . . . . . . . . . . . . . . .       $  5.0        $(48.5)
  Cumulative effect of changes in
    methods of accounting. . . . . . . . . . . . . . . .           -           52.1
  Operating activities providing (using) cash
    Depreciation . . . . . . . . . . . . . . . . . . . .          6.3           5.7
    Deferred income taxes. . . . . . . . . . . . . . . .          1.0            .8
    Working capital changes
      Notes and accounts receivable. . . . . . . . . . .         12.5          17.9
      Inventories. . . . . . . . . . . . . . . . . . . .        (10.6)          6.5
      Other current assets . . . . . . . . . . . . . . .           .3          (1.4)
      Trade accounts payable and other
        current liabilities. . . . . . . . . . . . . . .        (11.0)        (11.5)
    Decrease (increase) in noncurrent assets . . . . . .         (2.6)           .6
    Increase (decrease) in long-term accrued
      liabilities. . . . . . . . . . . . . . . . . . . .         (1.7)           .6
    Other - net. . . . . . . . . . . . . . . . . . . . .         (2.5)          (.8)
                                                               ------        ------
      Net cash provided (used) by operating activities .         (3.3)         22.0
                                                               ------        ------
INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures . . . . . . . . . . . . . . . . .         (5.5)         (2.9)
  Net disposals of property plant and equipment. . . . .          1.3           8.7
  Acquisition of Valenite. . . . . . . . . . . . . . . .           -          (73.6)
  Initial cash received on disposition of subsidiary . .          2.0            -
                                                               ------        ------
    Net cash used by investing activities. . . . . . . .         (2.2)        (67.8)
                                                               ------        ------

FINANCING ACTIVITIES CASH FLOWS
  Dividends. . . . . . . . . . . . . . . . . . . . . . .         (3.1)         (2.7)
  Issuance of long-term debt . . . . . . . . . . . . . .        115.4            -
  Repayments of long-term debt and lease obligations . .        (60.0)          (.1)
  Increase (decrease) in amounts payable to banks. . . .        (51.0)         39.2
  Net issuance of common shares. . . . . . . . . . . . .          2.2           2.9
                                                               ------        ------
    Net cash provided by financing activities. . . . . .          3.5          39.3
                                                               ------        ------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .         (2.0)         (6.5)

Cash and cash equivalents at beginning of period . . . .         18.8          14.9
                                                               ------        ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . .       $ 16.8        $  8.4
                                                               ======        ======



See notes to consolidated condensed financial statements.

                   CINCINNATI MILACRON INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


BASIS OF PRESENTATION
- - ---------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except as indicated below, necessary to present fairly the company's financial position, results of operations and cash flows.

The Consolidated Condensed Balance Sheet at January 1, 1994, has been derived from the audited consolidated financial statements at that date.

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended January 1, 1994.


CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING
- - -----------------------------------------------------

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

The company's domestic operations also adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", effective January 3, 1993. This standard requires that the expected cost of postretirement benefits other than pensions, such as health care benefits, that are provided to retirees be recognized on the accrual method during the years that employees render service. The company provides health care benefits to U.S. retirees and previously recognized the related cost as these benefits were paid. Certain of the company's foreign operations also provide postretirement health care benefits to their employees. The company will adopt the standard for these operations in 1995.

The company recorded the cumulative effect (to January 2, 1993) of adopting these standards as a charge to earnings in the first quarter of 1993, as follows:

                                                         1993
                                          -------------------------------
                                           Charge to
                                            Earnings           Per common
                                          (In millions)           share
                                          -------------        ----------
  Cumulative effect (to January 2, 1993)
    of changes in methods of accounting:

      Income taxes . . . . . . . . . . . .    $( 4.2)            $ (.15)

      Retiree health care benefits
        (with no current tax effect) . . .     (47.9)             (1.71)
                                              ------             ------

                                              $(52.1)            $(1.86)
                                              ======             ======

The new standard for accounting for income taxes imposes significant limitations in the recognition of deferred tax assets related to future tax deductions previously recognized for financial reporting purposes and to net operating loss carryforwards. Because of these limitations, and because the company entered 1993 with a U.S. net operating loss carryforward of approximately $36 million, no income tax benefit could be recognized on a net basis for the cumulative effect of adopting the new accounting rules for postretirement health care benefits.



ACQUISITIONS
- - ------------

On February 1, 1993, the company completed the acquisition of GTE Valenite Corporation (Valenite) for $66 million in cash and $11 million of assumed debt. Valenite is a leading producer of consumable industrial metalcutting products. The acquisition, which was accounted for under the purchase method, was financed principally through the sale of $50 million of accounts receivable and borrowings under the company's committed revolving credit facility.

On November 8, 1993, the company completed the acquisition of Ferromatik, the plastics injection molding machine business of Kloeckner-Werke AG, for DM 82.8 million (approximately $50 million) in cash and DM 10.6 million (approximately $6 million) in assumed debt. Approximately $4 million of the cash purchase price was subsequently refunded in a post-closing adjustment. The acquisition, which is being accounted for under the purchase method, was financed primarily through borrowings under the company's existing lines of credit, including its committed revolving credit facility. Ferromatik, which is headquartered in Germany, is one of the world's leading producers of injection molding machines and is recognized for high-end technology and other specialty applications.

Unaudited pro forma sales and earnings information for the 12 weeks ended March 27, 1993, prepared under the assumption that the acquisitions had been completed at the beginning of 1993, is as follows:

                                                          (In millions, except
                                                            per-share amounts)

                                                             12 weeks ended
                                                                March 27,
                                                                  1993
                                                                --------

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $251.5
                                                                  ======

Earnings before cumulative
  effect of changes in methods
  of accounting. . . . . . . . . . . . . . . . . . . . . . .      $  2.7
Cumulative effect of changes
  in methods of accounting . . . . . . . . . . . . . . . . .       (52.1)
                                                                  ------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .      $(49.4)
                                                                  ======

Earnings (loss) per common share
  Earnings before cumulative effect
    of changes in methods of accounting. . . . . . . . . . .      $  .10
  Cumulative effect of changes
    in methods of accounting . . . . . . . . . . . . . . . .       (1.86)
                                                                  ------

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      $(1.76)
                                                                  ======

DISPOSITION OF SUBSIDIARY
- - -------------------------

In February, 1994, the company completed the previously announced sale of its Sano business resulting in initial cash proceeds of $2.0 million. The remainder of the gross sales price of approximately $7 million will be received through collection of trade receivables and in varying installments through 1999.


INCOME TAXES
- - ------------

The company entered 1994 with a net operating loss carryforward of $19 million for U.S. tax reporting purposes. Under the accounting rules adopted by the company in 1993, tax benefits related to the realization of net operating loss carryforwards are applied as a reduction of the provision for income taxes.
As a result, the company's expected effective tax rate for the first quarter of 1994, which includes provisions for certain foreign and domestic state and local income taxes, is less than the federal statutory rate of 35%.

In the first quarter of 1993, the company's provision for income taxes consisted principally of domestic state and local and certain foreign income taxes. Benefits from the realization of the company's domestic net operating loss carryforward had the effect of lowering the effective tax rate, while losses in certain foreign jurisdictions for which tax benefits were not currently available had the opposite effect. As a result of these factors, the company's overall effective tax rate approximated the federal statutory rate.


LIABILITIES
- - -----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.


                                                     (In millions)
                                                March 26,      January 1,
                                                  1994            1994
                                                --------       ---------

ACCRUED AND OTHER CURRENT LIABILITIES:
  Accrued salaries, wages and
   other compensation. . . . . . . . . . . .      $ 30.8           $21.5
  Consolidation reserve. . . . . . . . . . .        33.9            38.7
  Restructuring reserves . . . . . . . . . .        15.7            17.1
  Other accrued expenses . . . . . . . . . .        84.2            92.9
                                                  ------          ------

                                                  $164.6          $170.2
                                                  ======          ======

LONG-TERM ACCRUED LIABILITIES:
  Accrued pension and other compensation . .      $ 24.4           $24.1
  Accrued postretirement health
    care benefits. . . . . . . . . . . . . .        45.6            46.9
  Accrued and deferred tax liabilities . . .        30.7            30.5
  Other  . . . . . . . . . . . . . . . . . .        26.4            27.1
                                                  ------          ------

                                                  $127.1          $128.6
                                                  ======          ======




LONG-TERM DEBT AND LEASE OBLIGATIONS
- - ------------------------------------

Long-term debt and lease obligations are shown in the following table.

                                                       (In Millions)
                                                   Mar. 26,      Jan. 1,
                                                     1994         1994
                                                   -------       ------
Long-term debt
   8-3/8% Notes due 2004 . . . . . . . . . . . .    $115.0       $   -
   8-3/8% Senior Notes due 1997. . . . . . . . .        -          60.0
   12% Sinking Fund Debentures due 2010. . . . .      10.8         10.8
   Industrial Development Revenue
     Bonds due 2008. . . . . . . . . . . . . . .      10.0         10.0
   Revolving credit facility . . . . . . . . . .      10.0         10.0
   Other . . . . . . . . . . . . . . . . . . . .       9.2          8.8
                                                    ------       ------
                                                     155.0         99.6
                                                    ------       ------

Capital lease obligations
   6-3/4% Bonds due 2004 . . . . . . . . . . . .       7.6          7.6
   6-3/8% Bonds due 1994 - 1997. . . . . . . . .       3.4          3.4
   6-1/2% Bonds due 1994 . . . . . . . . . . . .        .4           .4
                                                    ------       ------
                                                      11.4         11.4
                                                    ------       ------
Total long-term debt and capital lease
  obligations. . . . . . . . . . . . . . . . . .     166.4        111.0

Less current maturities. . . . . . . . . . . . .     (21.6)        (3.4)
                                                    ------       ------
                                                    $144.8       $107.6
                                                    ======       ======


On March 17, 1994, the company completed a private financing involving the placement of $115 million of 8-3/8% notes due 2004. The proceeds were used to redeem at par the company's outstanding 8-3/8% Senior Notes due 1997 and to repay borrowings under bank lines of credit. The new 8-3/8% Notes do not impose any additional financial covenants.

On March 17, 1994, the company purchased U.S. Government securities totaling $60 million and deposited them in an irrevocable trust for redemption of the 8-3/8% Senior Notes due 1997. In the Consolidated Condensed Balance Sheet, this transaction has been treated as an in-substance defeasance of the Notes, which were subsequently redeemed at par on April 14, 1994 using the assets of the trust.

At March 26, 1994, current maturities includes the Industrial Development Revenue Bonds due 2008 and the 6-3/4% Bonds due 2004, both of which are expected to become payable within one year due to the anticipated closure of the company's two machine tool facilities in South Carolina.



CONTINGENCIES
- - -------------

Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

SEGMENT INFORMATION
- - -------------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the first quarters of 1994 and 1993 is presented below.
                                                      (In millions)

                                                      12 Weeks Ended
                                                  ---------------------
                                                  March 26,    March 27,
                                                    1994         1993
                                                  --------     --------
Sales:
  Plastics machinery..........................      $ 96.3       $ 68.8
  Machine tools...............................        68.8         83.6
  Industrial products.........................        80.4         66.9
                                                    ------       ------
    Total sales...............................      $245.5       $219.3
                                                    ======       ======

Operating earnings (loss):
  Plastics machinery..........................      $  7.0       $  3.7
  Machine tools...............................        (1.5)         2.4
  Industrial products.........................         6.9          6.4
  Unallocated corporate expenses..............        (2.6)        (2.5)
                                                    ------       ------
    Total operating earnings..................      $  9.8       $ 10.0
                                                    ======       ======

New orders:
  Plastics machinery..........................      $105.7       $ 71.6
  Machine tools...............................        75.8         75.7
  Industrial products.........................        85.0         67.7
                                                    ------       ------
    Total new orders..........................      $266.5       $215.0
                                                    ======       ======


Total ending backlog..........................      $267.0       $277.8
                                                    ======       ======

Unallocated corporate expenses includes corporate research and development and certain administrative expenses.

EARNINGS PER SHARE
- - ------------------

Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding.

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

RESULTS OF OPERATIONS
- - ---------------------

SALES

Sales in the first quarter of 1994 of $245 million increased by $26 million, or 12%, over the first quarter of 1993. The increase was mostly attributable to the acquisitions of Valenite on February 1, 1993 and Ferromatik on November 8, 1993.

Plastics machinery sales increased by $27 million, or 40%, over 1993. Excluding the effect of the Ferromatik acquisition, sales increased by more than 15%, due primarily to increased sales of injection molding machines to U.S. and export customers. Machine tools' sales declined $15 million, or 18%, due to a $20 million decline in shipments of systems to the aerospace industry. Sales of industrial products increased $13 million, or 20%, due in large part to the inclusion of Valenite's sales for three months in 1994 versus two months in the first quarter of 1993. While U.S. sales of grinding wheels improved in 1994, European sales of cutting fluids declined by approximately 20%.

NEW ORDERS AND BACKLOG

New orders for the first quarter of 1994 of $267 million increased by $51 million, or 24%, over the first quarter of 1993. Approximately 70% of the increase was attributable to the acquisitions.

Orders for plastics machinery increased by $34 million, or 48%, over 1993 due in part to orders for Ferromatik. However, excluding the acquisition, plastics machinery orders were up by more than 20%. Machine tool orders were even with last year due to increased demand for Wolfpack-designed vertical machining centers which offset reduced orders for cells and systems. Orders for industrial products were up $17 million, or 26%, due primarily to the effect of the Valenite acquisition.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin of 24.0% for the first quarter of 1994 is virtually unchanged from the 23.9% in the comparable period of 1993 although margins fluctuated within each of the company's business segments. Margins for plastics machinery declined modestly due to continued price pressures. Margins for machine tools declined more significantly because of reduced sales to the aerospace industry. Margins for industrial products increased as increased margins for Valenite products more than offset reduced margins for European sales of cutting fluids.

Selling and administrative expense in the first quarter of 1994 increased as expected with increased sales. As a percent to sales, selling expense increased modestly due to the higher mix of Valenite sales. Administrative expense in the first quarter of 1994 is virtually unchanged from 1993 first quarter levels.

Other expense-net includes costs associated with the sale of accounts receivable of $.7 million and $.6 million in the first quarters of 1994 and 1993, respectively.

Interest expense-net declined by $1.1 million in the first quarter of 1994 due primarily to reduced debt levels. The reduced debt level was made possible by the sale of 5.2 million additional common shares in April, 1993 and the subsequent redemption of $60 million of 12% Sinking Fund Debentures.

INCOME TAXES

In both 1994 and 1993, the provision for income taxes consists principally of domestic state and local income taxes and foreign income taxes in profitable jurisdictions. U.S. federal income taxes are minimal in both periods because benefits for the utilization of the company's net operating loss carryforwards are applied as a reduction of the provision for income taxes.

The company's consolidated effective tax rate is 24% in the first quarter of 1994 compared to 37% in the first quarter of 1993. The lower effective rate in the first quarter of 1994 results principally from reduced non-U.S. operating losses for which tax benefits are not currently available.

EARNINGS

Earnings before cumulative effect of changes in methods of accounting improved to $5.0 million, or $.14 per share, in 1994 compared with $3.6 million, or $.13 per share, in 1993. The increase was largely the result of increased sales and earnings of plastic machinery, as well as reduced interest expense.

In the first quarter of 1993, the company adopted two new accounting standards resulting in non-recurring charges to earnings totaling $52.1 million, or $1.86 per share. The first new standard, SFAS No. 109, significantly changed existing methods of accounting for income taxes and resulted in a charge of $4.2 million, or $.15 per share. The second standard, SFAS No. 106, requires that certain postretirement benefits, such as health care, be accounted for on the accrual method. The adoption of this standard resulted in a charge of $47.9 million, or $1.71 per share, to record the accrued liability for retiree health care benefits. Because of limitations on the recognition of deferred tax assets under SFAS No. 109, no income tax benefit could be recorded on a net basis in connection with the adoption of SFAS No. 106. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings in 1994 or 1993, while the new rules regarding income taxes had the effect of reducing the company's effective tax rate in 1993 and 1994 due to the expected realization of net operating loss carryforwards.

Net earnings were $5.0 million, or $.14 per share, in the first quarter of 1994 compared with a net loss of $48.5 million, or $1.73 per share, in the comparable period of 1993 which resulted from the aforementioned changes in methods of accounting.

CONSOLIDATION CHARGE
- - --------------------

In the fourth quarter of 1993, the company recorded a nonrecurring charge of $47.1 million (with no current tax effect) for the consolidation of all U.S. machine tool manufacturing into its facilities in Cincinnati by the end of 1994. The purpose of the consolidation is to eliminate excess capacity that resulted from the introduction of Wolfpack-designed products that require less hours and manufacturing floor space and from reduced demand from customers in the aerospace industry.

On February 10, 1994, the decision to phase out production of the company's two machine tool facilities in South Carolina was announced to employees. Subsequently, the company notified employees of their expected termination dates, began adjusting production schedules to allow an orderly transition of manufacturing from the South Carolina plants to the Cincinnati, Ohio facilities, and began ramping up assembly of standard machine tools in Cincinnati. To date, there have been no material changes to the consolidation plan, its costs or its expected benefits. The company continues to believe that the consolidation will be completed in 1994.

During the first quarter of 1994, costs totaling $6 million were charged against the consolidation reserve.


LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------

Cash and cash equivalents decreased by $2 million during the first quarter of 1994, from $19 million at year-end 1993 to $17 million. During the same period, total debt increased by $5 million to $190 million. Working capital increased by $38 million from $114 million at year-end 1993 to $152 million. This increase is due mainly to the repayment of short-term borrowings under the bank lines of credit with proceeds received from the private placement of $115 million of 8-3/8% notes due 2004. As a result, the current ratio improved from 1.3 at year-end 1993 to 1.5 at March 26, 1994.

Operating activities used $3 million of cash in the first quarter of 1994 compared to providing cash of $22 million in the comparable periods of 1993. Incremental cash costs associated with the consolidation charge described above were not significant in 1994. The 1993 amount included net proceeds from sales of accounts receivable of $35 million.

Expenditures for new property, plant and equipment totaled $5.5 million in the first quarter of 1994 compared to $2.9 million in the first quarter of 1993. For all of 1994, the company expects to expend $38 million for plant and equipment.

On March 17, 1994, the company completed a private placement of $115 million of 8-3/8% Notes due 2004. The proceeds were used to redeem at par $60 million of the company's 8-3/8% Senior Notes due 1997 and to repay bank debt under the company's lines of credit, much of which was incurred in the acquisition of Ferromatik in November, 1993. On April 7, 1994, the company filed a registration statement with the Securities and Exchange Commission to exchange the new private notes for public notes with substantially identical terms.

The company's ratio of debt to total capital (debt and equity) was 60% at March 26, 1994, unchanged from year-end 1993.

At March 26, 1994, the company had lines of credit of approximately $284 million with various U.S. and foreign banks. Additional borrowing capacity available under all lines of credit totaled approximately $44 million at March 26, 1994. The company believes that its cash flow from operations and available credit lines are sufficient to meet operating requirements in the foreseeable future.


                       PART II.  OTHER INFORMATION
               CINCINNATI MILACRON INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

      (a)  Exhibits

           Exhibit (4)   -Instruments Defining the Rights of Security
           Holders, Including Indentures

           Exhibit (11) -Statement Regarding Computation of Earnings Per Share - filed as a part of Part I.

      (b)  Reports on Form 8-K

           A report on Form 8-K dated March 3, 1994, was filed which included the company's audited consolidated balance sheet as of January 1, 1994 and January 2, 1993, and the related audited statements of earnings, changes in shareholders' equity, and cash flows, for each of the three fiscal years in the period ended January 1, 1994 (with notes thereto), related management's discussion and analysis of financial condition and results of operations, and additional pro forma financial information regarding certain acquisitions completed during 1993.

           A report on Form 8-K/A was filed on January 24, 1994, amending a report filed on Form 8-K dated November 8, 1993 regarding the acquisition of Ferromatik.


                CINCINNATI MILACRON INC. AND SUBSIDIARIES

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date: May 9, 1994                   By:/s/Robert P. Lienesch
     --------------                    ----------------------------------------
                                       Robert P. Lienesch
                                       Controller



Date: May 9, 1994                   By:/s/Ronald D. Brown
     --------------                    ----------------------------------------
                                       Ronald D. Brown
                                       Vice President - Finance
                                       and Chief Financial Officer


                      CINCINNATI MILACRON INC. AND SUBSIDIARIES

                                  INDEX TO EXHIBITS

EXHIBIT NO.                                                     PAGE NO.
- - -----------                                                     --------


    2          Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession - Not Applicable.

    4          Instruments Defining the Rights of Security
               Holders, Including Indentures.

    4(a)       12% Sinking Fund Debentures due July 15, 2010

               - Incorporated herein by reference to the
                 company's Registration Statement on Form
                 S-3 (Registration No. 2-98653).

    4(b)       8-3/8% Notes due 2004

               - Incorporated herein by reference to the
                 company's registration statement on Form S-4
                 (registration No. 33-53009).

    4(c) Cincinnati Milacron Inc. hereby agrees to furnish to the Securities and Exchange
               Commission, upon its request, the
               instruments with respect to the long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.

   10          Material Contracts

               - Incorporated herein by reference to the
                 company's annual report on Form 10-K for the fiscal year ended January 1, 1994.

   11          Statement Regarding Computation of
               Earnings per Share                                  17

   18          Letter Regarding Change in Accounting
               Principles - Not Applicable.

   19          Report Furnished to Security Holders
               - Not Applicable.

   22          Published Report Regarding Matters Submitted
               To Vote of Security Holders - Not Applicable.

   23          Consents of Experts and Counsel - Not Applicable.

   24          Power of Attorney - Not Applicable.

   27          Financial Data Schedules - Not Applicable.

   99          Additional Exhibits - Not Applicable.