Form 10-K/A
period 1994-01-01
CINCINNATI MILACRON INC /DE/
filed 1994-07-01
CIK 716823

=======================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  ___________


                                  FORM 10-K/A
                                AMENDMENT NO. 1


[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required).  For the fiscal year ended January 1, 1994.

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required). For the transition period from __________ to __________

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

Number of shares of Common Stock, $1.00 par value, outstanding as of February 25, 1994: 33,540,964.
Documents incorporated by reference:
PART III - Proxy statement, dated March 25, 1994.
========================================================================

                           CINCINNATI MILACRON INC.
                       1993 FORM 10-K/A-AMENDMENT NO. 1
                               Table of Contents


The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 1, 1994, as set forth in the pages attached hereto:



                                                                      Page
                                    PART I

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

                                   PART I
                                   ------

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

On February 10, 1994, the company announced a major consolidation of its U.S. machine tool operations to Cincinnati and a fourth quarter 1993 charge of $47.1 million to cover the costs of the plan. Production at the company's two machine tool facilities in South Carolina will be phased out and the plants closed by year-end 1994, resulting in a planned net reduction of approximately 235 jobs in relation to actual year-end 1993 personnel levels. The company will transfer most of the modern machines and systems in South Carolina now used to manufacture horizontal machining centers and turning centers to its Cincinnati facilities. The incremental cash required in 1994, before considering any proceeds from the disposition of assets, will be approximately $18 million. The consolidation, once fully implemented, is expected to result in annual cost savings of approximately $16 million. The consolidation addresses excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which has significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems.

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



                                                   Fiscal Year (a)
                                          ------------------------------
(In millions)                                 1993       1992       1991
                                          --------     ------     ------
SALES
  Plastics machinery . . . . . . . .      $  357.2     $301.4     $267.6
  Machine tools. . . . . . . . . . .         355.0      379.7      383.7
  Industrial products (b). . . . . .         317.2      108.1      102.7
                                          --------     ------     ------
    Total sales. . . . . . . . . . .      $1,029.4     $789.2     $754.0
                                          ========     ======     ======

BACKLOG OF UNFILLED ORDERS
  Plastics machinery . . . . . . . .      $   85.5     $ 56.1     $ 53.3
  Machine tools. . . . . . . . . . .         123.9      188.8      219.7
  Industrial products (b). . . . . .          36.6        4.7        4.3
                                          --------     ------     ------
    Total backlog. . . . . . . . . .      $  246.0     $249.6     $277.3
                                          ========     ======     ======

(a) 1992 includes 53 weeks compared to 52 weeks included in 1993 and 1991.

(b) The 1993 increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.
___________________________________________________________________________

                                                   Fiscal Year (a)
                                          ------------------------------
(In millions)                               1993        1992        1991
                                          ------      ------      ------
OPERATING EARNINGS (LOSS)
  Plastics machinery (c) . . . . . .      $ 26.6      $ 22.8      $ 14.6
  Machine tools. . . . . . . . . . .         3.9         8.9        (6.6)
  Industrial products (b). . . . . .        27.1        17.7        18.3
  Consolidation charge and
    closing and relocation
    charge (d) . . . . . . . . . . .       (47.1)         -        (75.1)
  Disposition of subsidiary (e). . .       (22.8)         -           -
  Unallocated corporate
    expenses (f) . . . . . . . . . .       (11.5)       (6.2)       (9.5)
                                          ------      ------      ------
  Operating earnings (loss). . . . .       (23.8)       43.2       (58.3)
  Interest - net . . . . . . . . . .       (13.4)      (16.2)      (15.1)
                                          ------      ------      ------
  Earnings (loss) from continuing
    operations before income taxes,
    extraordinary items and
    cumulative effect of changes
    in methods of accounting . . . .      $(37.2)     $ 27.0      $(73.4)
                                          ======      ======      ======
IDENTIFIABLE ASSETS
  Plastics machinery . . . . . . . .      $289.0      $219.9      $202.9
  Machine tools. . . . . . . . . . .       243.1       282.8       310.9
  Industrial products (b). . . . . .       174.4        56.8        63.7
  Unallocated corporate assets (g) .        23.1        19.4        20.9
                                          ------      ------      ------
    Total assets . . . . . . . . . .      $729.6      $578.9      $598.4
                                          ======      ======      ======

CAPITAL EXPENDITURES
  Plastics machinery . . . . . . . .      $  4.2      $  6.2      $  6.5
  Machine tools. . . . . . . . . . .         8.8         7.1         7.5
  Industrial products (b). . . . . .        10.4         4.3         1.5
                                          ------      ------      ------
    Total capital expenditures . . .      $ 23.4      $ 17.6      $ 15.5
                                          ======      ======      ======

DEPRECIATION
  Plastics machinery . . . . . . . .      $  6.2      $  7.7      $  7.0
  Machine tools. . . . . . . . . . .         9.4        10.6        14.2
  Industrial products (b). . . . . .        10.5         2.6         2.8
                                          ------      ------      ------
    Total depreciation . . . . . . .      $ 26.1      $ 20.9      $ 24.0
                                          ======      ======      ======
___________________________________________________________________________

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

(g) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.


The following table summarizes the company's United States and foreign operations which are located principally in Western Europe:


(In millions)                               1993        1992        1991
                                          ------      ------      ------
GEOGRAPHIC INFORMATION
U.S. operations
  Sales. . . . . . . . . . . . . . .      $831.9      $654.1      $613.0
  Operating earnings . . . . . . . .        49.6        47.9        23.3
  Consolidation charge and closing
    and relocation charge. . . . . .       (47.1)        -         (75.1)
  Disposition of subsidiary. . . . .       (22.8)        -           -
  Identifiable assets. . . . . . . .       420.6       410.8       413.9
  Liabilities. . . . . . . . . . . .       469.9       403.3       404.7
  Capital expenditures . . . . . . .        21.3        13.9        11.8
  Depreciation . . . . . . . . . . .        19.1        16.3        19.3

Foreign operations
  Sales. . . . . . . . . . . . . . .       197.5       135.1       141.0
  Operating earnings . . . . . . . .         8.0         1.5         3.0
  Identifiable assets. . . . . . . .       285.9       148.7       163.6
  Liabilities. . . . . . . . . . . .       135.6        41.2        64.7
  Capital expenditures . . . . . . .         2.1         3.7         3.7
  Depreciation . . . . . . . . . . .         7.0         4.6         4.7



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

On November 8, 1993, the company acquired Ferromatik, one of Europe's leading producers of injection molding machines. Ferromatik is recognized for its high-end technology including multi-color machines, multi-component systems and other specialty applications. The company expects the Ferromatik acquisition to expand its technology base and product line and help it achieve its objective of establishing a manufacturing and distribution base in Germany to serve Europe and other markets. The acquisition included the Ferromatik lines of hydraulic and electric injection molding machines and a modern manufacturing facility in Malterdingen, Germany, as well as Ferromatik's worldwide marketing, sales and service network. The company believes Ferromatik provides a complementary fit with its existing injection molding machine business.
The purchase price, including assumed debt of approximately $6 million, was approximately $56 million. The amount of the purchase price paid was based upon estimates of the amount of assets and liabilities of Ferromatik, and is subject to adjustment as set forth in the purchase agreement. The company financed the purchase by drawing upon its revolving credit facility of $130 million and the company's existing European lines of credit.

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

Significant headcount reductions were made at Ferromatik in the months immediately prior to the acquisition. To further improve manufacturing efficiency, the company has made and will continue to make further headcount reductions during 1994 and early 1995 under the terms of a Social Plan agreed to with the Works Council in September, 1993. The Social Plan permits such reductions subject to certain conditions. The company believes that the additional reductions will be completed as planned and that they will not adversely affect current production capacity at Ferromatik. In addition, future earnings will not be adversely affected to any material degree because the seller has retained the liability for severance benefits for a vast majority of additional personnel to be terminated. The company intends to implement numerous advanced manufacturing technologies in the Malterdingen facility, including cellular manufacturing, which have been successful in the company's main U.S. facility for injection molding machine production in Ohio.


EXTRUSION SYSTEMS

Extrusion systems business consists of systems comprised of multiple units which are tooled to make a specific product in quantity. Such systems take longer to manufacture than do injection molding machines. Extrusion systems include twin-screw extruders and single-screw extruders. The company believes it has a strong competitive position in each of these lines. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet lines and window frames, hence the business is closely tied to housing market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles. In February 1994, the company sold its Sano blown and cast film systems business. The company recorded charges totaling $22.8 million in 1993 on the disposition of this subsidiary.

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

David E. Noffsinger(a)Senior Vice President-   Elected Senior Vice
(59)                    Plastics Machinery     President - Plastics
                                               Machinery in 1989.  Prior
                                               thereto was Group Vice
                                               President - Plastics
                                               Machinery from 1985.

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
                                               Vice President- Strategy and
                                               Business Development from
                                               1991, Group Vice President-
                                               Machine Tool Products from
                                               1990, Group Vice President -
                                               Industrial Systems
                                               Operations from 1989, Group
                                               Vice President - Machine
                                               Tools from 1988.

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


ITEM 2.   PROPERTIES

The company has thirty four principal manufacturing plants in operation with a combined floor space of approximately 5.0 million square feet as listed below:

Location           No. of Plants           Principal Product Line
                                                 Manufactured
- --------           -------------           -----------------------
Cincinnati, Ohio             5             Standard machine tool products
                                           and advanced machine tool
                                           systems

Cincinnati, Ohio             1             Extrusion systems

Cincinnati, Ohio             1             Metalworking fluids and
                                           precision
                                           grinding wheels

South Lebanon, Ohio          1             Electronic controls and
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

Detroit, Michigan            6 (B)         Carbide inserts, special steel
(metro area)                               products and gauging systems,
                                           ceramic inserts and cerment
                                           inserts

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


                                                   Common Stock
                                                   Price Range
                                                --------------------
  Fiscal 1992, quarter ended                     High           Low
                                                ------        ------
     March 21 ...........................      $17.50        $10.88
     June 13 ............................       18.25         13.88
     October 3 ..........................       15.50         12.25
     January 2 ..........................       17.63         13.38

  Fiscal 1993, quarter ended
     March 27 ...........................      $22.25        $16.25
     June 19 ............................       29.63         19.50
     October 9 ..........................       26.00         20.75
     January 1 ..........................       24.75         19.25



ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per-share amounts)

                                     1993      1992        1991        1990        1989
                                 --------    ------      ------      ------      ------

SUMMARY OF OPERATIONS
Sales . . . . . . . . . . . . .  $1,029.4    $789.2      $754.0      $805.2      $789.3
Cost of products sold . . . . .     791.3     612.6       603.2       632.8       611.1
                                 --------    ------      ------      ------      ------
  Manufacturing Margins . . . .     238.1     176.6       150.8       172.4       178.2

Other costs and expenses
  Selling and administrative. .     191.3     133.6       132.2       136.0       123.2
  Consolidation charge. . . . .      47.1       -           -           -           -
  Disposition of subsidiary . .      22.8       -           -           -           -
  Closing and relocation
   charge . . . . . . . . . . .       -         -          75.1         -           -
  Special charge. . . . . . . .       -         -           -          26.6         -
  Other- net. . . . . . . . . .        .7       (.2)        1.8         3.0        (1.8)
                                 --------    ------      ------      ------      ------
   Total other costs
     and expenses . . . . . . .     261.9     133.4       209.1       165.6       121.4
                                 --------    ------      ------      ------      ------
Operating earnings (loss) . . .     (23.8)     43.2       (58.3)        6.8        56.8
Interest - net. . . . . . . . .     (13.4)    (16.2)      (15.1)      (14.6)      (16.9)
                                 --------    ------      ------      ------      ------
Earnings (loss) from
 continuing operations before
 income taxes, extraordinary
 items and cumulative
 effect of changes in methods
 of accounting. . . . . . . . .     (37.2)     27.0       (73.4)       (7.8)       39.9
Provision for income taxes. . .       8.2      10.9         9.7         5.8        18.1

                                 --------    ------      ------      ------      ------
Earnings (loss) from
 continuing operations before
 extraordinary items and
 cumulative effect of changes
 in methods of accounting . . .     (45.4)     16.1       (83.1)      (13.6)       21.8
Extraordinary items
  Loss on early extinguishment
   of debt. . . . . . . . . . .      (4.4)      -           -           -           -
  Tax benefit from
   loss carryforward. . . . . .       -         5.4         -           -           5.7
 Cumulative effect of changes
 in methods of accounting . . .     (52.1)      -           -           -           -
Discontinued operations
 net of income taxes. . . . . .       -         -          (17.1)(a)  (10.7)(b)   (10.1)(c)
                                 --------    ------      -------     ------      ------
  Net earnings (loss) . . . . .  $ (101.9)   $ 21.5      $(100.2)    $(24.3)     $ 17.4
                                 ========    ======      =======     ======      ======
Earnings (loss) per common
 share
  Earnings (loss) from
   continuing operations
   before extraordinary
   items and cumulative
   effect of changes in
   methods of accounting. . . .  $  (1.41)   $  .58      $ (3.04)     $(.54)     $  .88
  Extraordinary items
   Loss on early
    extinguishment of debt. . .      (.14)      -           -           -
   Tax benefit from
    loss carryforward . . . . .       -         .19         -           -           .23
  Cumulative effect of
    changes in methods
    of accounting . . . . . . .     (1.61)      -           -           -           -
  Discontinued operations
   net of income taxes. . . . .       -         -           (.63)(a)   (.41)(b)    (.41)(c)
                                 --------    ------      -------     ------      ------
    Net earnings (loss) . . . .  $  (3.16)   $  .77      $ (3.67)    $ (.95)     $  .70
                                 ========    ======      =======     ======      ======

___________________________________________________________________________

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
____________________________________________________________________________________


ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
(Dollars in millions, except per-share amounts)




                                        1993      1992        1991         1990       1989
                                      ------    ------      ------       ------     ------
FINANCIAL POSITION AT YEAR END

Working capital. . . . . . . . .      $114.3    $191.8      $188.0       $253.6     $259.0
Property, plant and equipment-
  net. . . . . . . . . . . . . .       184.0     121.1       129.7        159.2      146.4
Total assets . . . . . . . . . .       729.6     578.9       598.4        693.0      686.1
Long-term debt and lease
  obligations. . . . . . . . . .       107.6     154.4       155.9        157.3      165.8
Total debt . . . . . . . . . . .       185.2     175.6       162.8        169.4      195.5
Shareholders' equity . . . . . .       124.1     134.4       129.0        247.7      226.6
  Per common share . . . . . . .        3.53      4.67        4.49         8.85       9.07


OTHER DATA

Dividends paid to common
  shareholders . . . . . . . . .        11.6      10.0        17.3         18.6       17.5
    Per common share . . . . . .         .36       .36         .63          .72        .72
Capital expenditures . . . . . .        23.4      17.6        15.5         34.1       33.6
Depreciation . . . . . . . . . .        26.1      20.9        24.0         23.7       22.9
Backlog of unfilled orders at
  year-end . . . . . . . . . . .       246.0     249.6       277.3        268.6      315.0
Employees (average). . . . . . .       7,885     6,135       6,903        7,203      7,254


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

1993 COMPARED TO 1992
- ---------------------

SALES

Sales in 1993 were $1,029 million, which represented a $240 million increase over 1992. This increase was primarily attributable to the $209 million increase in sales of industrial products which resulted from the acquisition of Valenite in February, 1993. The plastics machinery sales increase totaled $56 million, or 19%; $15 million of the increase resulted from the Ferromatik acquisition, but the largest factor in the increase resulted from higher domestic sales of injection molding machines. Machine tool sales declined by $25 million, or 7%, due to the decline in sales of advanced machine tools for the aerospace market.

Sales of all segments to foreign markets increased in 1993 by $55 million to $298 million due to the effect of the acquisitions. Export shipments increased by $7 million due to the acquisition of Valenite which more than offset reductions in exports of injection molding machines and advanced machine tools to Europe.

NEW ORDERS AND BACKLOG

New orders for 1993 were $970 million, which represented a $208 million increase over 1992. The increase was caused by a $60 million, or 20%, improvement in plastics machinery orders and by orders totaling $209 million for Valenite. Machine tool orders declined by $61 million, or 17%. This decline was caused principally by (i) a large order (over $25 million) received in the third quarter of 1992 and not repeated in 1993, (ii) reduced demand from customers in the aerospace industry resulting in a sales decline of about $18 million and (iii) the discontinuation of certain less profitable product lines resulting in a sales decline of about $12 million. Export orders approximated $100 million in 1993 and 1992; in 1993, export orders for industrial products increased due to the Valenite acquisition while export orders for plastics machinery and machine tools declined.

At January 1, 1994, the backlog of unfilled orders was $246 million, down from $250 million a year ago, reflecting reduced orders for aerospace equipment which was partially offset by the acquisitions of Valenite and Ferromatik and the increased backlog of orders for other plastics machinery products.

MARGINS, COSTS AND EXPENSES

Manufacturing margins increased from 22.4% in 1992 to 23.1% in 1993. Margins for plastics machinery continued to be held back due to competitive pricing pressures in the U.S. and Europe. Margins for machine tools declined primarily due to the severe reduction in shipments of advanced machine tools to aerospace customers that resulted in significant excess capacity costs late in 1993. Margins for industrial products, excluding Valenite, declined in 1993 due in part to reduced volume of European cutting fluids. The Valenite acquisition contributed 1.8 percentage points to the overall increase in manufacturing margins in 1993.

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

CONSOLIDATION CHARGE

In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly recorded a charge of $47.1 million. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina are being phased out and the plants are expected to be closed by year-end 1994. The consolidation will reduce the machine tool segment's employment by a planned net reduction of 235 people and U.S. floorspace by almost 400,000 square feet, or 25%. The $47.1 million consolidation charge includes amounts for severance and other fringe benefits ($9.1 million), costs to relocate key employees and production, including equipment and inventory from South Carolina to Cincinnati, Ohio ($10.0 million), costs to write-down inventory of discontinued products to net realizable value ($6.1 million), costs associated with the sale and estimated loss on the disposal of plant and equipment ($4.9 million), accrual for operating losses through the closing dates of the South Carolina facilities by year-end 1994 ($13.6 million) and other miscellaneous costs ($3.4 million). Operating losses of the two South Carolina facilities totaled $10.1 million in 1993.

The consolidation addresses excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which has significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems. Excess U.S. manufacturing capacity costs for machine tools were approximately $3.5 million during the fourth quarter of 1993.

The consolidation is expected to result in an incremental cash requirement for 1994, before considering any proceeds from the disposition of assets, of approximately $18 million which will be funded by operations and bank borrowings. The consolidation plan includes a provision for the phase out of production in South Carolina offset by a simultaneous ramp up of production in Cincinnati in order to minimize the effect of the consolidation on 1994 sales. The company currently anticipates some temporary production delays during the consolidation process. The consolidation, once fully implemented, is expected to result in annual cost savings of approximately $16 million.

DISPOSITION OF SUBSIDIARY

The company's Sano subsidiary incurred an operating loss of approximately $26.3 million in 1993, which included charges totalling $22.8 million for the disposition of the subsidiary. The decision to sell Sano was due in part to continuing operating losses. In addition, the Sano business does not serve a major global market with good long-term growth and profit potential and as a result, does not meet the company's criteria for a core business. The business was sold in February, 1994 and the transaction is not expected to affect the company's 1994 financial results.

INCOME TAXES AND EXTRAORDINARY TAX BENEFIT

The provision for income taxes in 1993 consists of domestic state and local taxes and certain foreign taxes. Current tax benefits were not offset against the domestic loss that was caused by the charges described above, in accordance with new income tax accounting rules adopted in 1993. In addition, current tax benefits could not be recognized for losses in certain foreign jurisdictions. At the end of 1993, for U.S. Federal tax reporting purposes, the company has a U.S. net operating loss carryforward of approximately $19 million which expires in 2008.

The provision for income taxes in 1992 of approximately 40% includes the Federal statutory rate as well as the effect of state and local and foreign income taxes.

The extraordinary tax benefit in 1992 resulted from the utilization of a portion of the company's net operating loss carryforward.

EARNINGS

For 1993, before extraordinary items and cumulative effect of changes in methods of accounting, the company reported a loss of $45.4 million, or $1.41 per share, compared with a profit of $16.1 million, or $.58 per share, for 1992. The reduction in earnings from 1992 to 1993 was caused by the charges described above that totaled $69.9 million.

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

After the charges described above, extraordinary items and cumulative effect of changes in methods of accounting, the company had a net loss of $101.9 million, or $3.16 per share, for 1993, compared with net earnings of $21.5 million, or $.77 per share, for 1992. The reduction in net earnings from 1992 to 1993 was caused by the aforementioned charges, the extraordinary item and the cumulative effect of changes in methods of accounting that totaled $126.4 million.

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

CLOSING AND RELOCATION CHARGE AND SPECIAL CHARGE

In 1990, the company recorded a $26.6 million charge: to reorganize the company's U.S. grinding machine operations, to complete the closing of the company's European grinding machine manufacturing operation in The Netherlands, and to discontinue older machining center product lines manufactured in the United Kingdom. In the third quarter of 1991, the company recorded a $75.1 million charge related to the relocation of centerless grinding machines and turning center manufacturing operations, the sale or disposal of the company's remaining grinding machine assets and product lines and the closing of the company's turning center factory in Wilmington, Ohio.

As these actions were being taken in 1992, it became apparent that the actual cost of certain elements of the plans would be less than originally anticipated whereas other cost elements were higher. In particular, during 1992 there was a significant change in estimate related to the charge for the U.S. grinding machine business which was determined to be overaccrued by $9 million. Also in 1992, other individually insignificant changes in estimate were identified that resulted in a net underaccrual of $3 million. The resulting $6 million net overaccrual was used in 1992 to offset an additional closing and relocation action, a loss on the sale of an insignificant European machine tool manufacturing subsidiary.

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

In 1991, the company announced its intention to sell LK Tool, its coordinate measurement and inspection machine business, due in part to continuing operating losses. The losses from discontinued operations of $17.1 million, or $.63 per share, for 1991, included a $14.9 million charge to revalue for sale the company's investment in LK Tool. The subsidiary was sold in 1993.

Net earnings were $21.5 million, or $.77 per share, in 1992, compared with a $100.2 million net loss, or $3.67 per share, in 1991. The 1991 losses were caused principally by the aforementioned charges totaling $94.0 million.

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

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $35 million at January 1, 1994 that are subject to foreign exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

For 1994, the company has budgeted for capital expenditures of $40 million, including $7 million for the implementation of advanced manufacturing technologies at Ferromatik and increasing the level of plant modernization at Valenite.

At January 1, 1994, the company had lines of credit of approximately $138 million with various U.S. and foreign banks. Additional borrowing capacity available under committed lines of credit totaled approximately $40 million at January 1, 1994.

SUBSEQUENT EVENT

On March 17, 1994 the company completed a private financing involving the placement of $115 million of 8-3/8% notes due 2004. The company used the proceeds to repay short-term debt and redeem the company's $60 million outstanding 8-3/8% notes due 1997.

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

                                                                               Cumulative
                                      4%                          Reinvested      Foreign
                              Cumulative      Common Capital in     Earnings     Currency         Total
                               Preferred     Shares,  Excess of (Accumulated  Translation Shareholders'
(In millions, except              Shares $1 Par Value Par Value     Deficit)  Adjustments        Equity
share amounts)
                              ----------  ----------  ---------  ----------   -----------  ------------


Balance at year-end 1990            $6.0        $27.3    $139.4     $   68.9      $   6.1        $247.7
Stock options exercised
  and restricted stock
  awarded for 68,357
  common shares                                    .1        .9                                     1.0
Net loss for the year                                                 (100.2)                    (100.2)
Cash dividends
  Preferred shares
     ($4.00 per share)                                                   (.2)                       (.2)
  Common shares
     ($.63 per share)                                                  (17.3)                     (17.3)
Foreign currency
  translation adjustments                                                            (2.0)         (2.0)
                                    ----        -----    ------     --------     --------        ------
Balance at year-end 1991             6.0         27.4     140.3        (48.8)         4.1         129.0

Stock options exercised
  and restricted stock
  awarded for 91,628
  common shares                                    .1       2.4                                     2.5
Sale of 42,640 treasury
  shares                                                     .6                                      .6
Net earnings for the year                                               21.5                       21.5
Cash dividends
  Preferred shares
     ($4.00 per share)                                                   (.2)                       (.2)
  Common shares
     ($.36 per share)                                                  (10.0)                     (10.0)
Foreign currency
  translation adjustments                                                            (9.0)         (9.0)
                                    ----        -----    ------     -------        ------        ------
Balance at year-end 1992             6.0         27.5     143.3       (37.5)         (4.9)        134.4
Issuance of 5,175,000
  common shares in
  public offering                                 5.2      95.4                                   100.6
Stock options exercised
  and restricted stock
  awarded for 854,918
  common shares                                    .8      12.8                                    13.6
Net purchase of 3,967
  treasury shares                                           (.2)                                    (.2)
Net loss for the year                                                (101.9)                     (101.9)
Cash dividends
  Preferred shares
     ($4.00 per share)                                                  (.2)                        (.2)
  Common shares
     ($.36 per share)                                                 (11.6)                      (11.6)
Foreign currency
  translation adjustments                                                         (10.6)          (10.6)
                                    ----        -----    ------     -------      ------          ------
Balance at year-end 1993            $6.0        $33.5    $251.3     $(151.2)     $(15.5)         $124.1
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

INVENTORY VALUATION

Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are last-in, first-out
(LIFO) for U.S. inventories and average or standard cost, which approximates first-in, first-out (FIFO), for other inventories.

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

CONSOLIDATION CHARGE

In the fourth quarter of 1993, the company recorded a charge of $47.1 million (with no current tax effect) for the consolidation of all U.S. machine tool manufacturing into its facilities in Cincinnati. Production at the company's two machine tool facilities in South Carolina, Fountain Inn and Greenwood, will be phased out during 1994. The consolidation is intended to eliminate excess capacity that resulted from the introduction of "Wolfpack" designed products that require less hours and manufacturing floor space and from reduced demand from customers in the aerospace industry. The charge includes amounts for severance, relocation of production, and the sale of the two South Carolina facilities.

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

CLOSING AND RELOCATION CHARGE

In the third quarter of 1991, the company recorded a charge aggregating $90.0 million (with no current tax effect) to address problems in loss operations. Of the total charge, $75.1 million related to the relocation of centerless grinding machine and turning center manufacturing operations, the sale or other disposal of the company's remaining grinding machine assets and product lines, and the closing of the company's turning center factory in Wilmington, Ohio.

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
                                                  ======

As presented above, other current liabilities includes a reserve of $44.0 million for the restructuring of Valenite for future profitability. The restructuring plan includes the consolidation of production through the closing of eleven production facilities, the downsizing of two production facilities and a net employee reduction in excess of 500. The total cost of the restructuring, to the extent reflected in the allocation of acquisition costs, is estimated to be $53.7 million ($25.8 million in cash) and includes amounts for severance, relocation and losses on the sale of surplus inventory, machinery and equipment and production facilities.
Additional costs in 1993 and 1994 related to the overall restructuring plan that were not reserved for in the allocation of acquisition costs will total approximately $11 million, of which $8 million will be recorded as capital expenditures with the remaining $3 million being charged to expense as incurred. The restructuring, which began March 2, 1993, will be completed in 1994.

  Other current liabilities also includes a reserve of $8.7 million for the restructuring of Ferromatik during 1994. Capital expenditures related to the overall restructuring plan, which are not reserved in the preliminary allocation of acquisition costs, are currently expected to total approximately $3 million in 1994. Due to general economic conditions in Europe, the operations of Ferromatik's manufacturing plant were restructured during 1993 and 1992 to improve efficiency and reduce personnel levels. The company and Ferromatik have identified additional restructuring actions, including further personnel reductions, that are expected to improve Ferromatik's profitability in the future. These actions, which are intended to complement the actions already taken prior to the acquisition, will be substantially completed during 1994.

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

As presented in the Consolidated Balance Sheet, inventories are net of reserves for obsolescence of $33.8 million and $17.3 million in 1993 and 1992, respectively.

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

The non-qualified stock options and incentive stock options are issued at market and, under the terms of the 1991 Plan, may be granted in tandem with SARs. However, during 1992, all previously granted SARs were canceled with the consent of the holders. Stock options become exercisable under varying terms and expire in ten years. Shares of restricted stock are subject to three-year restrictions against selling, encumbering or otherwise disposing of these Shares. Performance awards may be earned based on achievement of predetermined return-on-capital targets over specified periods.

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

   10.15  Cincinnati Milacron Supplemental Executive Retirement Plan
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended January 1, 1994.

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

   10.18 Amendment Number Two, dated as of December 31, 1993, to the Amended and Restated Revolving Credit Agreement dated as of January 28, 1993, as amended and restated as of October 26, 1993, among Cincinnati Milacron Inc., the Lenders listed therein and Bankers Trust Company, as Agent
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended January 1, 1994.

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



                                 Date:  July 1, 1994


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

(a) Represents borrowings under the company's Key Employee Stock Option Loan Program, which bear interest at 6%.

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                       Years Ended 1993, 1992 and 1991


                               (In Thousands)
  COL. A                COL. B        COL.C         COL. D        COL. E           COL. F
- ------------------------------------------------------------------------------------------
                       Balance at                                Other changes-   Balance
                       Beginning     Additions                   Add(Deduct)-     at End of
Classification         of Period     at Cost       Retirements   Describe         Period
- ------------------------------------------------------------------------------------------

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


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                       Years Ended 1993, 1992 and 1991

                               (In Thousands)

  COL. A               COL. B         COL.C         COL. D        COL. E         COL. F
- ----------------------------------------------------------------------------------------
                                    Additions                   Other
                     Balance at     Charged to                  changes-       Balance
                     Beginning      Costs and                   Add(Deduct)-   at End
Classification       of Period      Expenses      Retirements   Describe       of Period
- ----------------------------------------------------------------------------------------
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



                            CINCINNATI MILACRON INC. AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 Years Ended 1993, 1992 and 1991

                                           (In Thousands)

- --------------------------------------------------------------------------------------------------
  COL. A                         COL. B             COL.C                 COL. D       COL. E
                                                 Additions
                                              -----------------------
                               Balance at  Charged to                           Balance
                               Beginning   Costs and   Other        Deductions  at End
Description                      of Period    Expenses      -Describe     -Describe    of Period
- --------------------------------------------------------------------------------------------------


YEAR ENDED 1993

  Allowances for
    doubtful accounts          $ 5,913     $ 4,535     $ 3,205 (c)  $ 4,781 (a) $ 7,884
                                                                        988 (b)
  Amounts related to
    restructuring reserves
    and to consolidation,
    closing and relocation
    and special charges        $10,568     $40,200     $52,749 (c)  $45,252 (a) $58,265 (d)

  Allowances for inventory
    obsolescence               $17,312     $ 9,639     $18,708 (c)  $11,534 (a) $33,764
                                                                        361 (b)

YEAR ENDED 1992

  Allowances for
    doubtful accounts          $ 5,802     $ 2,972     $   -        $ 2,518 (a) $ 5,913
                                                                        343 (b)
  Amounts related to
    closing and relocation
    and special charges        $46,800     $   -       $   -        $36,232 (a) $10,568 (e)

  Allowances for inventory
    obsolescence               $12,685     $ 6,655     $   -        $ 1,242 (a) $17,312
                                                                        786 (b)

YEAR ENDED 1991

  Allowances for
    doubtful accounts          $ 5,582     $ 2,927     $   -        $ 2,622 (a) $ 5,802
                                                                         85 (b)
  Amounts related to
    closing and relocation
    and special charges        $18,900     $53,200     $   -        $25,300 (a) $46,800 (f)

  Allowances for inventory
    obsolescence               $ 7,977     $ 8,185     $   -        $ 3,355 (a) $12,685
                                                                        122 (b)



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

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

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

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                       Years Ended 1993, 1992 and 1991

                               (In Thousands)

  COL. A                                             COL. B
- ---------------------------------------------------------------------------
Item                                    Charged to Costs and Expenses

- ---------------------------------------------------------------------------

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