Form 10-K/A
period 1994-01-01
CINCINNATI MILACRON INC /DE/
filed 1994-07-08
CIK 716823

=======================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  ___________


                                  FORM 10-K/A
                                AMENDMENT NO. 2


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

                           CINCINNATI MILACRON INC.
                       1993 FORM 10-K/A-AMENDMENT NO. 2
                               Table of Contents


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


ITEM 2.   PROPERTIES

The company has thirty four principal manufacturing plants in operation with a combined floor space of approximately 5.0 million square feet as listed below:

Location           No. of Plants           Principal Product Line
                                                 Manufactured
- - - - --------           -------------           -----------------------
Cincinnati, Ohio             5             Standard machine tool products
                                           and advanced machine tool
                                           systems

Cincinnati, Ohio             1             Extrusion systems

Cincinnati, Ohio             1             Metalworking fluids and
                                           precision
                                           grinding wheels

South Lebanon, Ohio          1             Electronic controls and
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

1993 COMPARED TO 1992
- - - - ---------------------

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

1992 COMPARED TO 1991
- - - - ---------------------

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

At January 1, 1994, the company had approximately $138 million of committed lines of credit with various U.S. and foreign banks. These committed lines include a $130 million revolving credit facility which imposes restrictions on total debt in relation to total capital. Under the provisions of this facility, additional borrowing capacity totaled approximately $40 million as of January 1, 1994.

Because the restrictions imposed by the revolving credit facility relate to total indebtedness, expected repayments of long-term debt in 1994 and early 1995 totaling $22 million will give rise to additional borrowing capacity under the company's committed lines of credit. As a Result, utilization of these lines of credit to repay long-term debt will not reduce the company's borrowing capacity. The company therefore believes that its cash flow from operations and available credit lines are sufficient to meet its debt service and operating requirements, including necessary capital expenditures, in the foreseeable future.

SUBSEQUENT EVENT

On March 17, 1994 the company completed a private financing involving the placement of $115 million of 8-3/8% notes due 2004. The company used the proceeds to repay short-term debt and redeem the company's $60 million outstanding 8-3/8% notes due 1997.

At the end of the first quarter of 1994 and after consideration of these transactions, the company's incremental borrowing capacity under all lines of credit totaled approximately $44 million.

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


Property, plant and equipment currently idle and held for sale or identified for sale in the future are valued at the lower of historical cost less accumulated depreciation, or estimated net realizable value. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense an incurred.

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
                                        ======      ======

Property, plant and equipment includes $8.5 million and $1.7 million at year-end 1993 and 1992, respectively, related to assets to be sold in the future. The 1993 amount includes
$7.2 million related to the two South Carolina facilities to be closed in connection with the 1993 machine tool consolidation charge.

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

Item 14 (a)(3) - LIST OF EXHIBITS

(3)  Articles of Incorporation and By-Laws

     3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 16, 1983
          - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 28, 1985, as amended by Amendment No. 1 thereto on Form 8 dated June 30, 1986, and Amendment No. 2 thereto on Form 8 dated July 17, 1986 (File No. 1-8485)

     3.2 Certificate of Amendment of the Restated Certificate of Incorporation dated April 22, 1986, and filed with the Secretary of State of the State of Delaware on April 22, 1986
          - Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 22, 1986 (File No. 1-8485)

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

   10.13 Valenite Stock Purchase Agreement between GTE Corporation and Cincinnati Milacron, Inc.
          - Incorporated herein by reference to the company's Form 8-K dated February 1, 1993.

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


SIGNATURES
- - - - ----------

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



                                 Date:  July 8, 1994


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





                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

    SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                          Year Ended 1993 and 1992

                               (In Thousands)

  COL. A             COL. B     COL.C             COL. D                     COL. E
- - - - --------------------------------------------------------------------------------------------
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
Name of Debtor     of Period  Additions   Collected   Written off   Current     Not Current

- - - - --------------------------------------------------------------------------------------------
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

(a) Represents borrowings under the company's Key Employee Stock Option Loan Program, which bear interest at 6%.

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                       Years Ended 1993, 1992 and 1991


                               (In Thousands)
  COL. A                COL. B        COL.C         COL. D        COL. E           COL. F
- - - - ------------------------------------------------------------------------------------------
                       Balance at                                Other changes-   Balance
                       Beginning     Additions                   Add(Deduct)-     at End of
Classification         of Period     at Cost       Retirements   Describe         Period
- - - - ------------------------------------------------------------------------------------------

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


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                       Years Ended 1993, 1992 and 1991

                               (In Thousands)

  COL. A               COL. B         COL.C         COL. D        COL. E         COL. F
- - - - ----------------------------------------------------------------------------------------
                                    Additions                   Other
                     Balance at     Charged to                  changes-       Balance
                     Beginning      Costs and                   Add(Deduct)-   at End
Classification       of Period      Expenses      Retirements   Describe       of Period
- - - - ----------------------------------------------------------------------------------------
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



                            CINCINNATI MILACRON INC. AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 Years Ended 1993, 1992 and 1991

                                           (In Thousands)

- - - - --------------------------------------------------------------------------------------------------
  COL. A                         COL. B             COL.C                 COL. D       COL. E
                                                 Additions
                                              -----------------------
                               Balance at  Charged to                           Balance
                               Beginning   Costs and   Other        Deductions  at End
Description                      of Period    Expenses      -Describe     -Describe    of Period
- - - - --------------------------------------------------------------------------------------------------


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

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

                     SCHEDULE IX - SHORT-TERM BORROWINGS

                       Years Ended 1993, 1992 and 1991

                               (In Thousands)

  COL. A               COL. B         COL.C          COL. D       COL. E        COL. F
- - - - -------------------------------------------------------------------------------------------
                                                   Maximum      Average       Weighted
Category of                                        Amount       Amount        Average
Aggregate            Balance        Weighted       Outstanding  Outstanding   Interest Rate
Short-Term           at End         Average        During the   During the    During the
Borrowings           of Period      Interest Rate  Period       Period        Period
- - - - -------------------------------------------------------------------------------------------
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

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                       Years Ended 1993, 1992 and 1991

                               (In Thousands)

  COL. A                                             COL. B
- - - - ---------------------------------------------------------------------------
Item                                    Charged to Costs and Expenses

- - - - ---------------------------------------------------------------------------

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