Form 10-Q
period 1994-06-18
CINCINNATI MILACRON INC /DE/
filed 1994-07-26
CIK 716823

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 ___________


                                  FORM 10-Q





[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarter ended June 18, 1994

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

                             Yes [x]     No [ ]



Number of shares of Common Stock, $1.00 par value, outstanding as of July 25, 1994: 33,723,938

============================================================================
                 CINCINNATI MILACRON INC. AND SUBSIDIARIES
                                    INDEX



                                                                       PAGE NO.

                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                           3


           Consolidated Condensed Statement of Earnings                   4


           Consolidated Condensed Statement of Cash Flows                 5


           Notes to Consolidated Condensed Financial
             Statements                                                   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                    16


         (b) Reports on Form 8-K                                         16


         Signatures                                                      17


         Index to Exhibits                                               18

                            PART I.  FINANCIAL INFORMATION
                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                      (UNAUDITED)

                                                                 (In millions)
                                                            June 18,       January 1,
                                                              1994           1994
                                                            -------        ---------
Assets
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . .    $ 15.7           $ 18.8
  Notes and accounts receivable, less allowances
    of $9.2 in 1994 and $7.9 in 1993. . . . . . . . . . .     190.8            188.3
  Inventories
    Raw materials . . . . . . . . . . . . . . . . . . . .      25.1             21.5
    Work-in-process and finished parts. . . . . . . . . .     171.7            155.7
    Finished products . . . . . . . . . . . . . . . . . .      67.1             70.0
                                                             ------           ------
      Total inventories . . . . . . . . . . . . . . . . .     263.9            247.2
  Other current assets. . . . . . . . . . . . . . . . . .      31.4             29.3
                                                             ------           ------
    Total current assets. . . . . . . . . . . . . . . . .     501.8            483.6
                                                             ------           ------
Property, plant and equipment . . . . . . . . . . . . . .     439.2            431.3
  Less accumulated amortization and allowances for
    depreciation. . . . . . . . . . . . . . . . . . . . .     255.4            247.3
                                                             ------           ------
      Property, plant and equipment - net . . . . . . . .     183.8            184.0
Other noncurrent assets . . . . . . . . . . . . . . . . .      64.4             62.0
                                                             ------           ------
    Total assets. . . . . . . . . . . . . . . . . . . . .    $750.0           $729.6
                                                             ======           ======
Liabilities and Shareholders' Equity
Current liabilities
  Amounts payable to banks and current portion of
    long term debt. . . . . . . . . . . . . . . . . . . .    $ 48.5           $ 77.6
  Trade accounts payable. . . . . . . . . . . . . . . . .      80.6             84.6
  Advance billings and deposits . . . . . . . . . . . . .      53.0             36.9
  Accrued and other current liabilities . . . . . . . . .     159.5            170.2
                                                             ------           ------
    Total current liabilities . . . . . . . . . . . . . .     341.6            369.3
Long-term accrued liabilities . . . . . . . . . . . . . .     127.7            128.6
Long-term debt and lease obligations. . . . . . . . . . .     144.4            107.6
                                                             ------           ------
  Total liabilities . . . . . . . . . . . . . . . . . . .     613.7            605.5
                                                             ------           ------
Commitments and contingencies . . . . . . . . . . . . . .        -                -

Shareholders' equity. . . . . . . . . . . . . . . . . . .
  Preferred shares. . . . . . . . . . . . . . . . . . . .       6.0              6.0
  Common shares (outstanding: 33.6 in 1994 and 33.5
      in 1993). . . . . . . . . . . . . . . . . . . . . .     287.3            284.8
  Accumulated deficit . . . . . . . . . . . . . . . . . .    (144.5)          (151.2)
  Cumulative foreign currency translation adjustments . .     (12.5)           (15.5)
                                                             ------           ------
    Total shareholders' equity. . . . . . . . . . . . . .     136.3            124.1
                                                             ------           ------
Total liabilities and shareholders' equity. . . . . . . .    $750.0           $729.6
                                                             ======           ======

See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                             (In millions, except per-share amounts)
                                             12 Weeks Ended          24 Weeks Ended
                                          -------------------     -------------------
                                          June 18,    June 19,    June 18,    June 19,
                                            1994        1993        1994        1993
                                          -------     -------     -------     -------
Sales . . . . . . . . . . . . . . . . .    $269.3      $236.6      $514.8      $455.9
Cost of products sold . . . . . . . . .     203.9       179.4       390.5       346.3
                                           ------      ------      ------      ------
  Manufacturing margins . . . . . . . .      65.4        57.2       124.3       109.6
                                           ------      ------      ------      ------

Other costs and expenses
  Selling and administrative. . . . . .      49.8        44.9        97.7        86.4
  Other - net . . . . . . . . . . . . .       1.7          .5         2.9         1.4
                                           ------      ------      ------      ------
    Total other costs and expenses. . .      51.5        45.4       100.6        87.8
                                           ------      ------      ------      ------
Operating earnings. . . . . . . . . . .      13.9        11.8        23.7        21.8

Interest
  Income. . . . . . . . . . . . . . . .        .5          .7          .9         1.1
  Expense . . . . . . . . . . . . . . .      (3.9)       (4.1)       (7.5)       (8.8)
                                           ------      ------      ------      ------
    Interest - net. . . . . . . . . . .      (3.4)       (3.4)       (6.6)       (7.7)
                                           ------      ------      ------      ------
Earnings before income taxes,
  extraordinary item and cumulative
  effect of changes in methods of
  accounting. . . . . . . . . . . . . .      10.5         8.4        17.1        14.1

Provision for income taxes. . . . . . .       2.6         2.2         4.2         4.3
                                           ------      ------      ------      ------
Earnings before extraordinary item and
  cumulative effect of changes in
  methods of accounting . . . . . . . .       7.9         6.2        12.9         9.8
Extraordinary loss on early
  extinguishment of debt. . . . . . . .        -         (4.4)         -         (4.4)
Cumulative effect of changes
  in methods of accounting. . . . . . .        -           -           -        (52.1)
                                           ------      ------      ------      ------
Net earnings (loss) . . . . . . . . . .    $  7.9      $  1.8      $ 12.9      $(46.7)
                                           ======      ======      ======      ======
Earnings (loss) per common share
  Earnings before extraordinary
    item and cumulative effect of
    changes in methods of accounting. .      $.23       $ .19        $.37      $  .32
  Extraordinary loss on early
    extinguishment of debt. . . . . . .        -         (.14)         -         (.14)
  Cumulative effect of changes
    in methods of accounting. . . . . .        -           -           -        (1.72)
                                             ----       -----        ----      ------
  Net earnings (loss) . . . . . . . . .      $.23       $ .05        $.37      $(1.54)
                                             ====       =====        ====      ======

Dividends per common share. . . . . . .      $.09        $.09        $.18        $.18

Weighted average number of shares
  and common share equivalents
  outstanding (in thousands). . . . . .    33,989      32,827      34,002      30,433

See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                         (In millions)
                                             12 Weeks Ended         24 Weeks Ended
                                          --------------------    -------------------
                                          June 18,     June 19,   June 18,    June 19,
                                            1994         1993       1994        1993
                                          -------      -------    -------     -------
Increase (decrease) in cash and cash equivalents
Operating activities cash flows
  Net earnings (loss) . . . . . . . . .    $  7.9       $  1.8     $ 12.9      $(46.7)
  Extraordinary loss on early
    extinguishment of debt. . . . . . .        -           4.4         -          4.4
  Cumulative effect of changes in
    methods of accounting . . . . . . .        -            -          -         52.1
  Operating activities providing
    (using) cash
      Depreciation. . . . . . . . . . .       6.6          6.3       12.9        12.0
      Deferred income taxes . . . . . .        .8           .6        1.8         1.4
      Working capital changes
        Notes and accounts receivable .     (11.2)         4.5        1.3        22.4
        Inventories . . . . . . . . . .      (7.8)        (4.6)     (18.4)        1.9
        Other current assets. . . . . .      (2.0)         3.5       (1.7)        2.1
        Trade accounts payable and
          other current liabilities . .       8.6        (26.4)      (2.4)      (37.9)
      (Increase) decrease in other
          noncurrent assets . . . . . .        .8          (.8)      (1.8)        (.2)
      Increase (decrease) in long-term
        accrued liabilities . . . . . .        .1          (.9)      (1.6)        (.3)
      Other - net . . . . . . . . . . .        .4          (.6)      (2.1)       (1.4)
                                           ------       ------     ------      ------
        Net cash provided (used) by
          operating activities. . . . .       4.2        (12.2)        .9         9.8
                                           ------       ------     ------      ------
Investing activities cash flows
  Capital expenditures. . . . . . . . .      (6.4)        (3.7)     (11.9)       (6.6)
  Net disposals of property, plant
    and equipment . . . . . . . . . . .       1.0          4.9        2.3        13.6
  Acquisition of Valenite . . . . . . .        -            -          -        (73.6)
  Cash received on disposition
    of subsidiary . . . . . . . . . . .        .3           -         2.3          -
                                           ------       ------     ------      ------
      Net cash provided (used) by
        investing activities. . . . . .      (5.1)         1.2       (7.3)      (66.6)
                                           ------       ------     ------      ------
Financing activities cash flows
  Dividends paid. . . . . . . . . . . .      (3.1)        (2.9)      (6.2)       (5.6)
  Issuance of long-term debt. . . . . .        -            -       115.4          -
  Repayments of long-term debt and
    lease obligations . . . . . . . . .       (.5)       (60.2)     (60.5)      (60.3)
  Increase (decrease) in amounts
    payable to banks. . . . . . . . . .       3.0        (25.2)     (48.0)       14.0
  Net issuance of common shares . . . .        .4        110.4        2.6       113.3
  Redemption premium on early
    extinguishment of debt. . . . . . .        -          (4.7)        -         (4.7)
                                           ------       ------     ------      ------
      Net cash provided (used) by
        financing activities. . . . . .       (.2)        17.4        3.3        56.7
                                           ------       ------     ------      ------
Increase (decrease) in cash and
  cash equivalents. . . . . . . . . . .      (1.1)         6.4       (3.1)        (.1)
Cash and cash equivalents at
  beginning of period . . . . . . . . .      16.8          8.4       18.8        14.9
                                           ------       ------     ------      ------
Cash and cash equivalents at
  end of period . . . . . . . . . . . .    $ 15.7       $ 14.8     $ 15.7      $ 14.8
                                           ======       ======     ======      ======

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

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended January 1, 1994, as amended by the company's Form 10-K/A relating thereto dated July 8, 1994.


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

The company recorded the cumulative effect (to January 2, 1993) of adopting these standards as a charge to earnings in the first quarter of 1993, as follows:


                                                             24 Weeks Ended
                                            Charge to        June 19, 1993
                                             Earnings          Per Common
                                          (In millions)           Share
                                          -------------      --------------
  Cumulative effect (to January 2, 1993)
    of changes in methods of accounting:

      Income taxes. . . . . . . . . . . .     $ (4.2)             $ (.14)

      Retiree health care benefits
        (with no current tax effect). . .      (47.9)              (1.58)
                                              ------              ------
                                              $(52.1)             $(1.72)
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

Unaudited pro forma sales and earnings information for the second quarter of 1993 and for the 24 weeks ended June 19, 1993, prepared under the assumption that the acquisitions had been completed at the beginning of 1993, is as follows:


                                          (In millions, except
                                           per-share amounts)

                                          12 Weeks     24 Weeks
                                            Ended        Ended
                                           June 19,     June 19,
                                            1993         1993
                                          --------     --------
Sales . . . . . . . . . . . . . . . . .     $263.6       $515.1
                                            ======       ======
Earnings before extraordinary item
  and cumulative effect of changes
  in methods of accounting. . . . . . .     $  5.7       $  8.4
Extraordinary loss on early
  extinguishment of debt. . . . . . . .       (4.4)        (4.4)
Cumulative effect of changes
  in methods of accounting. . . . . . .         -         (52.1)
                                            ------       ------
Net earnings (loss) . . . . . . . . . .     $  1.3       $(48.1)
                                            ======       ======
Earnings (loss) per common share
  Earnings before extraordinary item and
    cumulative effect of changes in
    methods of accounting . . . . . . .     $  .17       $  .27
  Extraordinary loss on early
    extinguishment of debt. . . . . . .       (.14)        (.14)
  Cumulative effect of changes
    in methods of accounting. . . . . .         -         (1.72)
                                            ------       ------
  Net earnings (loss) . . . . . . . . .     $  .03       $(1.59)
                                            ======       ======

DISPOSITION OF SUBSIDIARY
- - -------------------------
In February, 1994, the company completed the previously announced sale of its Sano business resulting in initial cash proceeds of $2.0 million. The remainder of the approximately $7 million gross sales price, which is subject to post-closing adjustments, is being received through the collection of trade receivables and in varying installments through 1999.

INCOME TAXES
- - ------------
The company entered 1994 with a net operating loss carryforward of $19 million for U.S. tax reporting purposes. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. Under the accounting rules adopted by the company in 1993, tax benefits related to the realization of net operating loss carryforwards are applied as a reduction of the provision for income taxes. As a result, the company's effective tax rate for the second quarter of 1994 and the 24 weeks ended June 18, 1994, which includes provisions for U.S. state and local and certain non-U.S. income taxes, is less than the U.S. federal statutory rate of 35%.

In the second quarter of 1993 and the 24 weeks ended June 19, 1993, the company's provision for income taxes consisted principally of U.S. state and local and certain non-U.S. income taxes. Benefits from the realization of the company's U.S. net operating loss carryforward had the effect of lowering the effective tax rate. As a result, the company's overall effective tax rate was less than the U.S. federal statutory rate.


LIABILITIES
- - -----------
The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.


                                                       (In millions)
                                                   June 18,      Jan. 1,
                                                     1994         1994
                                                   -------       ------
Accrued and other current liabilities
  Accrued salaries, wages and
    other compensation. . . . . . . . . . . . .     $ 31.7       $ 21.5
  Consolidation reserve . . . . . . . . . . . .       28.8         38.7
  Restructuring reserves. . . . . . . . . . . .       10.5         17.1
  Accrued and deferred income taxes . . . . . .       22.1         23.6
  Other accrued expenses. . . . . . . . . . . .       66.4         69.3
                                                    ------       ------
                                                    $159.5       $170.2
                                                    ======       ======
Long-term accrued liabilities
  Accrued pension and other compensation. . . .     $ 25.5       $ 24.1
  Accrued postretirement health
    care benefits . . . . . . . . . . . . . . .       45.2         46.9
  Accrued and deferred income taxes . . . . . .       30.6         30.5
  Other . . . . . . . . . . . . . . . . . . . .       26.4         27.1
                                                    ------       ------
                                                    $127.7       $128.6
                                                    ======       ======
LONG-TERM DEBT AND LEASE OBLIGATIONS
- - ------------------------------------
Long-term debt and lease obligations are shown in the following table.

                                                       (In millions)
                                                   June 18,      Jan. 1,
                                                     1994         1994
                                                   -------       ------
Long-term debt
  8-3/8% Notes due 2004 . . . . . . . . . . . .     $115.0       $   -
  8-3/8% Senior Notes due 1997. . . . . . . . .         -          60.0
  12% Sinking Fund Debentures due 2010. . . . .       10.8         10.8
  Industrial Development Revenue
    Bonds due 2008. . . . . . . . . . . . . . .       10.0         10.0
  Revolving credit facility . . . . . . . . . .       10.0         10.0
  Other . . . . . . . . . . . . . . . . . . . .        8.9          8.8
                                                    ------       ------
                                                     154.7         99.6
                                                    ------       ------
Capital lease obligations
  6-3/4% Bonds due 2004 . . . . . . . . . . . .        7.6          7.6
  6-3/8% Bonds due 1994 - 1997. . . . . . . . .        3.4          3.4
  6-1/2% Bonds due 1994 . . . . . . . . . . . .         .4           .4
                                                    ------       ------
                                                      11.4         11.4
                                                    ------       ------
Total long-term debt and lease obligations. . .      166.1        111.0

Less current maturities . . . . . . . . . . . .      (21.7)        (3.4)
                                                    ------       ------
                                                    $144.4       $107.6
                                                    ======       ======

On March 16, 1994, the company completed a private financing involving the placement of $115 million of 8-3/8% notes due 2004. The proceeds were used to redeem at par the company's outstanding 8-3/8% Senior Notes due 1997 and to repay borrowings under bank lines of credit. On July 8, 1994, the company issued a prospectus offering to exchange the privately financed 8-3/8% Notes due 2004, for an equal principal amount of new 8-3/8% Notes due 2004 which have substantially identical terms but which have been registered under the Securities Act of 1993.

At June 18, 1994, $10.0 million of borrowings under the company's revolving credit facility are included in long-term debt based on the expectation that such amount will remain outstanding for more than one year.

At June 18, 1994, current maturities includes the Industrial Development Revenue Bonds due 2008 and the 6-3/4% Bonds due 2004, both of which are expected to become payable within one year due to the anticipated closure of the company's two machine tool facilities in South Carolina.

LINES OF CREDIT
- - ---------------
At June 18, 1994, the company had formal and informal lines of credit with various U.S. and non-U.S. banks of approximately $287 million, including committed lines totaling $138 million. The committed lines include a $130 million revolving credit facility which imposes restrictions on total indebtedness in relation to total capital (debt and equity). In July, 1994, the facility was amended to reduce the restrictions on total indebtedness and to extend its maturity date to July, 1996. Under the provisions of the amended facility, the company's additional borrowing capacity would have totaled approximately $100 million at June 18, 1994 as compared to $51 million prior to the amendment.

SHAREHOLDERS' EQUITY
- - --------------------
On April 15, 1993, the company completed the issuance of an additional 5.175 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $100.6 million. The proceeds of the offering were used to redeem $60.0 million of the company's 12% Sinking Fund Debentures due 2010 and to repay borrowings under revolving lines of credit and other bank debt. The redemption of the 12% Sinking Fund Debentures due 2010 effective May 17, 1993 resulted in a pretax extraordinary loss on early extinguishment of debt of $5.2 million ($4.4 million after tax) in the second quarter of 1993. The pretax extraordinary loss included a cash call premium of $4.7 million and the write-off of deferred financing fees of $.5 million.

CONTINGENCIES
- - -------------
Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

SEGMENT INFORMATION
- - -------------------
The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the second quarters of 1994 and 1993 and for the 24 weeks ended June 18, 1994 and June 19, 1993 are presented below.

                                                          (In millions)

                                            12 Weeks Ended           24 Weeks Ended
                                        ---------------------     -------------------
                                        June 18,      June 19,    June 18,    June 19,
                                          1994          1993        1994        1993
                                        -------       -------     -------     -------
Sales
  Plastics machinery. . . . . . . . .    $121.4        $ 77.2      $217.7      $146.0
  Machine tools . . . . . . . . . . .      67.2          77.9       136.0       161.5
  Industrial products . . . . . . . .      80.7          81.5       161.1       148.4
                                         ------        ------      ------      ------
                                         $269.3        $236.6      $514.8      $455.9
                                         ======        ======      ======      ======
Operating earnings (loss)
  Plastics machinery. . . . . . . . .    $  9.7        $  6.1      $ 16.7      $  9.8
  Machine tools . . . . . . . . . . .       (.9)          1.6        (2.4)        4.0
  Industrial products . . . . . . . .       8.2           7.3        15.1        13.7
  Unallocated corporate expenses. . .      (3.1)         (3.2)       (5.7)       (5.7)
                                         ------        ------      ------      ------
                                         $ 13.9        $ 11.8      $ 23.7      $ 21.8
                                         ======        ======      ======      ======
New orders
  Plastics machinery. . . . . . . . .    $134.2        $ 82.9      $239.9      $154.5
  Machine tools . . . . . . . . . . .      85.9          70.1       161.7       145.8
  Industrial products . . . . . . . .      81.5          78.9       166.5       146.6
                                         ------        ------      ------      ------
                                         $301.6        $231.9      $568.1      $446.9
                                         ======        ======      ======      ======

Ending backlog. . . . . . . . . . . . . . . . . . . . . . . .      $299.3      $273.1
                                                                   ======      ======

Unallocated corporate expenses includes corporate research and development and certain administrative expenses, including fees related to the sale of receivables.

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

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)

RESULTS OF OPERATIONS
- - ---------------------
SALES

Sales in the second quarter of 1994 were $269 million, which represented a $33 million or 14% increase over the second quarter of 1993. The increase was primarily attributable to a $44 million or 57% increase in plastics machinery sales which more than offset an $11 million or 14% decrease in machine tools sales. The plastics machinery sales increase was partially attributable to the acquisition of Ferromatik on November 8, 1993, which accounted for about $20 million of the increase, and , more importantly, higher sales of U.S.-built injection molding machines. Excluding the effect of the Ferromatik acquisition, plastics machinery sales increased by more than 20%. The machine tools sales decrease was primarily attributable to a $7 million decline in shipments of systems to the aerospace industry that was partially offset by an increase in shipments of Wolfpack-designed vertical machining centers. Sales of industrial products decreased $1 million or 1% due to reduced sales of European cutting fluids and the elimination of certain non-core product offerings at Valenite.

Sales for the 24 weeks ended June 18, 1994 were $515 million, which represented a $59 million or 13% increase over the comparable period of 1993. The year-to-date sales increase is primarily attributable to (i) a $72 million or 49% increase in plastics machinery sales, which includes approximately $40 million resulting from the acquisition of Ferromatik and increased sales of U.S. built injection molding machines (ii) a $13 million increase in industrial products sales resulting primarily from the inclusion of Valenite's sales for six periods in 1994 versus five periods in 1993 and (iii) a $26 million or 16% decrease in machine tools sales due to a decline in shipments of systems to the aerospace industry.

Export sales were $34 million in the second quarter of 1994 and $61 million for the 24 weeks ended June 18, 1994 compared to $23 million and $48 million in the comparable periods of 1993. The increase in export sales is primarily attributable to the increase in the plastics machinery segment.

NEW ORDERS AND BACKLOG

New orders for the second quarter of 1994 were $302 million, which represented a $70 million or 30% increase over the second quarter of 1993. Orders for plastics machinery increased $51 million or 62% which primarily reflects the strong market for injection molding machines, a $17 million order from a Russian greenhouse builder and the inclusion of Ferromatik's new orders of about $20 million. Excluding the Ferromatik acquisition, plastics machinery orders were up by more than 35%. Machine tool orders increased $16 million or 23% due to increased demand for Wolfpack-designed products, primarily UK-built vertical machining centers. Orders for industrial products increased $3 million or 3%.

New orders for the 24 weeks ended June 18, 1994 were $568 million, which represented a $121 million or 27% increase over the comparable period of 1993. Orders for plastics machinery increased $85 million or 55% due principally to increased demand for injection molding machines and the inclusion of Ferromatik's new orders of almost $40 million. Machine tool new orders increased $16 million or 11% due to a greater demand for Wolfpack-designed products, primarily vertical machining centers. Orders for industrial products increased $20 million or 14% due primarily to the timing of the Valenite acquisition.

The backlog of unfilled orders was $299 million as of June 18, 1994 compared to $273 million at the comparable date in 1993. The increase in backlog is primarily attributable to the Russian order, the effect of the Ferromatik acquisition, and greater demand for vertical machining centers, which offset a decline in machine tool orders of systems for the aerospace industry.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin of 24.3% in the second quarter of 1994 is virtually unchanged from the 24.2% in the comparable period of 1993, although margins fluctuated somewhat within each of the company's business segments. Margins for plastics machinery declined slightly compared to the second quarter of 1993 but increased from the first quarter of 1994. Margins for machine tools improved slightly due to increased utilization of the Birmingham, England plant where vertical machining centers are manufactured. Margins for industrial products increased slightly due to improved margins for Valenite products as a result of paring back non-core product offerings.

Selling and administrative expense in the second quarter of 1994 and for the 24 weeks ended June 18, 1994 increased in connection with higher sales compared with the same periods of 1993. Selling expenses as a percent of sales increased modestly for the second quarter and the 24 weeks ended June 18, 1994 due to the higher mix of Wolfpack-designed machines that are sold through distributors. Administrative expense decreased for the second quarter of 1994 and the 24 weeks ended June 18, 1994 due primarily to a reduction in outside professional services.

Other expense-net includes primarily costs associated with the sale of accounts receivable.

Interest expense-net was unchanged in the second quarter of 1994 compared with the second quarter of 1993. Interest expense-net declined by $1.1 million for the 24 weeks ended June 18, 1994 due to a reduced debt level in the first quarter of 1994 compared to the first quarter of 1993 as a result of the sale of 5.175 million additional common shares in April, 1993 and the subsequent redemption of $60 million of 12 % Sinking Fund Debentures.

INCOME TAXES

The provision for income taxes in both 1994 and 1993 consists primarily of U.S. state and local income taxes and non-U.S. income taxes in certain profitable jurisdictions. U.S. federal income taxes are minimal in both periods because benefits from the utilization of the company's net operating loss carryforwards are applied as a reduction of the provision for income taxes. In 1994, the company is also utilizing certain non-U.S. net operating loss carryforwards.

The company's effective tax rate is 25% for the 24 weeks ended June 18, 1994 compared to 30% for the comparable period in 1993. The lower effective tax rate in 1994 results principally from benefits associated with the utilization of net operating loss carryforwards in certain non-U.S. jurisdictions.

EARNINGS

Earnings before extraordinary item improved to $7.9 million, or $.23 per share, during the second quarter of 1994 compared to $6.2 million, or $.19 per share, in 1993. For the 24 weeks ended June 18, 1994, earnings before extraordinary item and cumulative effect of changes in methods of accounting improved to $12.9 million, or $.37 per share, compared to $9.8 million, or $.32 per share, in 1993.

In the first quarter of 1993, the company adopted two new accounting standards resulting in charges to earnings totaling $52.1 million, or $1.72 per share, for the 24 weeks ended June 19, 1993. The first new standard, SFAS No. 109, significantly changes existing methods of accounting for income taxes and resulted in a charge of $4.2 million, or $.14 per share. The second standard, SFAS No. 106, requires that certain postretirement benefits such as health care, be accounted for on the accrual method. The adoption of this standard resulted in a charge of $47.9 million, or $1.58 per share, to record the accrued liability for retiree health care benefits. Because of the limitations on the recognition of deferred tax assets under SFAS No. 109, no income tax benefit could be recorded in connection with the adoption of SFAS No. 106. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings in 1994 or 1993, while the new rules regarding income taxes had the effect of reducing the company's effective tax rate in 1994 and 1993 due to the realization of net operating loss carryforwards.

In the second quarter of 1993, the company reported an extraordinary charge of $4.4 million after tax, or $.14 per share, related to the early extinguishment of $60 million of 12% debentures.

Net earnings were $7.9 million, or $.23 per share, in the second quarter of 1994 compared to net earnings of $1.8 million, or $.05 per share, in the comparable period of 1993 which includes the effect of the extraordinary charge. Net earnings for the 24 weeks ended June 18, 1994 were $12.9 million, or $.37 per share, compared with a net loss of $46.7 million , or $1.54 per share, for the comparable period of 1993 which resulted from the aforementioned extraordinary item and changes in methods of accounting that totaled $56.5 million.

CONSOLIDATION CHARGE
- - --------------------
In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly recorded a charge of $47.1 million. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina is being phased out and the plants are expected to be closed by year-end 1994. The consolidation addresses excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which has significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems.

The consolidation plan includes a provision for the phase out of production in South Carolina offset by a simultaneous ramp up of production in Cincinnati in order to minimize the effect of the consolidation on 1994 sales. However, the company is currently experiencing some temporary production delays during the consolidation process that is currently estimated to cause a $10 million to $15 million reduction in 1994 sales of products previously manufactured in South Carolina. There have been no material changes to the consolidation plan and the company continues to believe that the consolidation will be completed in 1994.

Costs totaling $6 million during the second quarter of 1994 and $12 million for the 24 weeks ended June 18, 1994 were charged against the consolidation reserve.

OUTLOOK
- - -------
The company expects the second half of 1994 to be stronger than the first half of the year. The plastics machinery and industrial products businesses should maintain a strong pace. While the machine tool consolidation will not be completed until the fourth quarter, the company expects the group will benefit from its higher backlog and improved efficiencies in the second half of the year.

LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------
Cash and cash equivalents decreased by $1 million during the second quarter of 1994 and decreased $3 million from $19 million at year-end 1993 to $16 million at June 18, 1994. Total debt increased $3 million during the second quarter of 1994 and increased $8 million from $185 million at year-end 1993 to $193 million at June 18, 1994.

During the second quarter, working capital increased by $8 million, but the current ratio remained unchanged at 1.5. For the 24 weeks ended June 18, 1994, working capital increased $46 million from $114 million at year-end 1993 to $160 million at June 18, 1994. This increase is due mainly to the issuance of long-term debt and repayment of short-term debt, as described below.

Operating activities provided $4 million of cash in the second quarter of 1994 compared to $12 million utilized in the comparable period of 1993. Incremental cash costs associated with the consolidation charge described above were not
significant during the first two quarters in 1994.   For the 24 weeks ended June
18, 1994, operating activities provided $1 million of cash as compared to $10 million in 1993. For the 24 weeks ended June 19, 1993 operating activities include net cash proceeds of $29 million related to the sale of certain U.S. accounts receivable; comparable amounts for other periods presented are not material.

Expenditures for new property, plant and equipment in the second quarter of 1994 and for the 24 weeks ended June 18, 1994 were $6.4 million and $11.9 million, respectively, as compared to $3.7 million and $6.6 million in 1993. The $2.3 million of proceeds from the disposal of property, plant and equipment for the 24 weeks ended June 18, 1994 related primarily to the U.S. machine tool consolidation. Proceeds from the disposal of property, plant and equipment during the second quarter of 1993 of $4.9 million and for the year-to-date period of $13.6 million relate primarily to the sale of surplus assets and the sale and operating leaseback of certain manufacturing equipment. For all of 1994, the company expects to expend $38 million for property, plant and equipment, including $7 million for the implementation of advanced manufacturing technologies at Ferromatik and increasing the level of plant modernization at Valenite.

The company had a number of short-term intercompany loans denominated in various currencies totaling approximately $32 million at June 18, 1994 that are subject to foreign exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

On March 16, 1994, the company completed a private financing involving the placement of $115 million of 8-3/8% Notes due 2004. The company used the proceeds to repay short-term debt and redeem at par the company's $60 million outstanding 8-3/8% Senior Notes due 1997. On July 8, 1994, the company issued a prospectus offering to exchange the privately financed 8-3/8% Notes due 2004, for an equal principal amount of new 8-3/8% Notes due 2004 which have substantially identical terms but which have been registered under the Securities Act of 1993.

At June 18, 1994, the company had committed lines of credit of approximately $138 million with various U.S. and foreign banks. These committed lines include a $130 million revolving credit facility which imposes restrictions on total debt in relation to total capital (debt and equity). The company's ratio of total debt to total capital was 59% at June 18, 1994 compared to 60% at March 26, 1994 and year-end 1993. In July, 1994, the company's $130 million revolving credit facility was amended to reduce the restrictions imposed on total indebtedness and to extend the maturity date of the facility to July, 1996. Under the provisions of the amended facility, the company's additional borrowing capacity would have totaled approximately $100 million at June 18, 1994 as compared to $51 million prior to the amendment. Because the restrictions imposed by the revolving credit facility relate to total indebtedness, the long-term debt repayments due within one year will give rise to additional borrowing capacity under the company's committed lines of credit. As a result, utilization of these lines of credit to repay long-term debt will not reduce the company's borrowing capacity.

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

PART II.  OTHER INFORMATION
CINCINNATI MILACRON INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
      (a) Exhibits

          Exhibit (4)   - Instruments Defining the Rights of Security
            Holders, Including Indentures

          Exhibit (10)  - Material Contracts

          Exhibit (11)  - Statement Regarding Computation of Earnings
            Per Share - filed as a part of Part I.

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended June 18, 1994.

CINCINNATI MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date: July 26, 1994                 By:/s/Robert P. Lienesch
     ---------------                   ---------------------
                                       Robert P. Lienesch
                                       Controller



Date: July 26, 1994                 By:/s/Ronald D. Brown
     ---------------                   ------------------
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

   10.1         - Amendment Number Three, dated as of July 20,
                  1994 to the Amended and Restated Revolving
                  Credit Agreement dated as of January 28, 1993, as amended and restated as of December 31, 1993, among Cincinnati Milacron Inc., the Lenders listed therein and Bankers Trust Company, as Agent.
                  - Filed herewith

   11           Statement Regarding Computation of
                Earnings per Share                                       19

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