Form 10-Q
period 1994-10-08
CINCINNATI MILACRON INC /DE/
filed 1994-11-22
CIK 716823

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 ___________


                                  FORM 10-Q





[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarter ended October 8, 1994

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

                             Yes [x]     No [ ]



Number of shares of Common Stock, $1.00 par value, outstanding as of November 17, 1994:  33,738,585

============================================================================
                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                                    INDEX



                                                                       PAGE NO.

                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                           3


           Consolidated Condensed Statement of Earnings                   4


           Consolidated Condensed Statement of Cash Flows                 5


           Notes to Consolidated Condensed Financial
             Statements                                                   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                    17

         (b) Reports on Form 8-K                                         17


         Signatures                                                      18


         Index to Exhibits                                               19

                       PART I.  FINANCIAL INFORMATION
                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                                  (IN MILLIONS)
                                                             OCT. 8,          JAN. 1,
                                                              1994             1994
                                                             ------           ------
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . .    $ 19.8           $ 18.8
  Notes and accounts receivable, less allowances
    of $9.1 in 1994 and $7.9 in 1993. . . . . . . . . . .     175.3            188.3
  Inventories
    Raw materials . . . . . . . . . . . . . . . . . . . .      32.9             21.5
    Work-in-process and finished parts. . . . . . . . . .     187.6            155.7
    Finished products . . . . . . . . . . . . . . . . . .      71.7             70.0
                                                             ------           ------
      Total inventories . . . . . . . . . . . . . . . . .     292.2            247.2
  Other current assets. . . . . . . . . . . . . . . . . .      34.6             29.3
                                                             ------           ------
    Total current assets. . . . . . . . . . . . . . . . .     521.9            483.6
                                                             ------           ------
Property, plant and equipment . . . . . . . . . . . . . .     450.9            431.3
  Less accumulated amortization and allowances for
    depreciation. . . . . . . . . . . . . . . . . . . . .     258.7            247.3
                                                             ------           ------
      Property, plant and equipment - net . . . . . . . .     192.2            184.0
Other noncurrent assets . . . . . . . . . . . . . . . . .      65.2             62.0
                                                             ------           ------
    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .    $779.3           $729.6
                                                             ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current portion of
    long term debt. . . . . . . . . . . . . . . . . . . .    $ 72.4           $ 77.6
  Trade accounts payable. . . . . . . . . . . . . . . . .      94.6             84.6
  Advance billings and deposits . . . . . . . . . . . . .      47.1             36.9
  Accrued and other current liabilities . . . . . . . . .     142.1            170.2
                                                             ------           ------
    Total current liabilities . . . . . . . . . . . . . .     356.2            369.3
Long-term accrued liabilities . . . . . . . . . . . . . .     128.3            128.6
Long-term debt and lease obligations. . . . . . . . . . .     143.3            107.6
                                                             ------           ------
  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .     627.8            605.5
                                                             ------           ------
Commitments and contingencies . . . . . . . . . . . . . .        -                -

SHAREHOLDERS' EQUITY
  Preferred shares. . . . . . . . . . . . . . . . . . . .       6.0              6.0
  Common shares (outstanding: 33.7 in 1994 and 33.5
      in 1993). . . . . . . . . . . . . . . . . . . . . .     287.9            284.8
  Accumulated deficit . . . . . . . . . . . . . . . . . .    (135.7)          (151.2)
  Cumulative foreign currency translation adjustments . .      (6.7)           (15.5)
                                                             ------           ------
    TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . .     151.5            124.1
                                                             ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .    $779.3           $729.6
                                                             ======           ======

See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                             (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                             16 WEEKS ENDED          40 WEEKS ENDED
                                           ------------------      ------------------
                                           OCT. 8,     OCT. 9,     OCT. 8,     OCT. 9,
                                            1994        1993        1994        1993
                                           ------      ------      ------      ------
Sales . . . . . . . . . . . . . . . . .    $361.2      $300.7      $876.0      $756.6
Cost of products sold . . . . . . . . .     271.4       229.4       661.9       575.7
                                           ------      ------      ------      ------
  Manufacturing margins . . . . . . . .      89.8        71.3       214.1       180.9
                                           ------      ------      ------      ------
Other costs and expenses
  Selling and administrative. . . . . .      68.5        56.7       166.2       143.1
  Write-down of subsidiary. . . . . . .        -         18.1          -         18.1
  Other - net . . . . . . . . . . . . .       1.1         (.6)        4.1          .8
                                           ------      ------      ------      ------
    Total other costs and expenses. . .      69.6        74.2       170.3       162.0
                                           ------      ------      ------      ------
Operating earnings (loss) . . . . . . .      20.2        (2.9)       43.8        18.9

Interest
  Income. . . . . . . . . . . . . . . .        .7          .5         1.6         1.6
  Expense . . . . . . . . . . . . . . .      (5.3)       (3.7)      (12.8)      (12.5)
                                           ------      ------      ------      ------
    Interest - net. . . . . . . . . . .      (4.6)       (3.2)      (11.2)      (10.9)
                                           ------      ------      ------      ------
Earnings (loss) before income taxes,
  extraordinary item and cumulative
  effect of changes in methods of
  accounting. . . . . . . . . . . . . .      15.6        (6.1)       32.6         8.0

Provision for income taxes. . . . . . .       3.7         1.8         7.8         6.1
                                           ------      ------      ------      ------
Earnings (loss) before extraordinary
  item and cumulative effect of
  changes in methods of accounting. . .      11.9        (7.9)       24.8         1.9
Extraordinary loss on early
  extinguishment of debt. . . . . . . .        -           -           -         (4.4)
Cumulative effect of changes
  in methods of accounting. . . . . . .        -           -           -        (52.1)
                                           ------      ------      ------      ------
Net earnings (loss) . . . . . . . . . .    $ 11.9      $ (7.9)     $ 24.8      $(54.6)
                                           ======      ======      ======      ======
Earnings (loss) per common share
  Earnings (loss) before extraordinary
    item and cumulative effect of
    changes in methods of accounting. .      $.35       $(.23)       $.72      $  .06
  Extraordinary loss on early
    extinguishment of debt. . . . . . .        -           -           -         (.14)
  Cumulative effect of changes
    in methods of accounting. . . . . .        -           -           -        (1.64)
                                             ----       -----        ----      ------
  Net earnings (loss) . . . . . . . . .      $.35       $(.23)       $.72      $(1.72)
                                             ====       =====        ====      ======
Dividends per common share. . . . . . .      $.09        $.09        $.27        $.27

Weighted average number of shares
  and common share equivalents
  outstanding (in thousands). . . . . .    34,040      34,019      34,017      31,867

See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                         (IN MILLIONS)
                                             16 WEEKS ENDED          40 WEEKS ENDED
                                           -------------------     ------------------
                                           OCT. 8,      OCT. 9,    OCT. 8,     OCT. 9,
                                            1994         1993       1994        1993
                                           ------       ------     ------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings (loss) . . . . . . . . .    $ 11.9       $ (7.9)    $ 24.8      $(54.6)
  Extraordinary loss on early
    extinguishment of debt. . . . . . .        -            -          -          4.4
  Cumulative effect of changes in
    methods of accounting . . . . . . .        -            -          -         52.1
  Operating activities providing
    (using) cash
      Depreciation. . . . . . . . . . .       8.7          8.3       21.6        20.3
      Write-down of subsidiary. . . . .        -          18.1         -         18.1
      Deferred income taxes . . . . . .        -           1.0        1.8         2.4
      Working capital changes
        Notes and accounts receivable .      18.9          6.0       20.2        28.4
        Inventories . . . . . . . . . .     (23.8)        (2.4)     (42.3)        (.5)
        Other current assets. . . . . .      (2.5)         3.5       (4.2)        5.6
        Trade accounts payable and
          other current liabilities . .     (16.4)       (33.2)     (18.8)      (71.1)
      (Increase) decrease in other
          noncurrent assets . . . . . .        .8         11.6       (1.0)       11.4
      Decrease in long-term
        accrued liabilities . . . . . .       (.3)        (1.3)      (1.8)       (1.6)
      Other - net . . . . . . . . . . .        .6         (1.6)      (1.5)       (3.0)
                                           ------       ------     ------      ------
        Net cash provided (used) by
          operating activities. . . . .      (2.1)         2.1       (1.2)       11.9
                                           ------       ------     ------      ------
INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures. . . . . . . . .     (14.3)        (7.9)     (26.2)      (14.5)
  Net disposals of property, plant
    and equipment . . . . . . . . . . .       1.0          3.7        3.3        17.3
  Acquisition of Valenite . . . . . . .        -            -          -        (73.6)
  Cash received on disposition
    of subsidiaries . . . . . . . . . .        .4          5.0        2.7         5.0
                                           ------       ------     ------      ------
      Net cash provided (used) by
        investing activities. . . . . .     (12.9)          .8      (20.2)      (65.8)
                                           ------       ------     ------      ------
FINANCING ACTIVITIES CASH FLOWS
  Dividends paid. . . . . . . . . . . .      (3.1)        (3.1)      (9.3)       (8.7)
  Issuance of long-term debt. . . . . .        -            -       115.4          -
  Repayments of long-term debt and
    lease obligations . . . . . . . . .      (2.0)        (1.2)     (62.5)      (61.5)
  Increase (decrease) in amounts
    payable to banks. . . . . . . . . .      23.7          9.9      (24.3)       23.9
  Net issuance of common shares . . . .        .5           .4        3.1       113.7
  Redemption premium on early
    extinguishment of debt. . . . . . .        -            -          -         (4.7)
                                           ------       ------     ------      ------
      Net cash provided by
        financing activities. . . . . .      19.1          6.0       22.4        62.7
                                           ------       ------     ------      ------
Increase in cash and cash equivalents .       4.1          8.9        1.0         8.8
Cash and cash equivalents at
  beginning of period . . . . . . . . .      15.7         14.8       18.8        14.9
                                           ------       ------     ------      ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD . . . . . . . . . . . .    $ 19.8       $ 23.7     $ 19.8      $ 23.7
                                           ======       ======     ======      ======

See notes to consolidated condensed financial statements.


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


BASIS OF PRESENTATION
- ---------------------
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except as indicated below, necessary to present fairly the company's financial position, results of operations and cash flows.

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


CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING
- -----------------------------------------------------
Effective January 3, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires the use of the liability method, under which deferred income tax assets and liabilities related to cumulative differences between an entity's financial reporting and tax basis balance sheets are recognized using expected future tax rates. Previously, the company had used the deferred method, under which deferred income tax assets and liabilities were based on historical differences between financial reporting income and taxable income and recognized using historical income tax rates.

The company's domestic operations also adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", effective January 3, 1993. This standard requires that the expected cost of postretirement benefits other than pensions, such as health care benefits, that are provided to retirees be recognized on the accrual method during the years that employees render service. The company provides health care benefits to U.S. retirees and previously recognized the related cost as these benefits were paid. Certain of the company's foreign operations also provide postretirement health care benefits to their employees. The effect of adopting the standard for these operations in 1995 will not be material.

The company recorded the cumulative effect (to January 2, 1993) of adopting these standards as a charge to earnings in the first quarter of 1993, as follows:

                                                               40 Weeks Ended
                                            Charge to           Oct. 9, 1993
                                             Earnings            Per Common
                                          (In millions)             Share
                                          -------------        --------------
  Cumulative effect (to January 2, 1993)
    of changes in methods of accounting:

      Income taxes. . . . . . . . . . . .     $ (4.2)             $ (.13)

      Retiree health care benefits
        (with no current tax effect). . .      (47.9)              (1.51)
                                              ------              ------
                                              $(52.1)             $(1.64)
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

ACQUISITIONS
- ------------
On February 1, 1993, the company completed the acquisition of GTE Valenite Corporation (Valenite) for $66 million in cash and $11 million of assumed debt. Valenite is a leading producer of consumable industrial metalcutting products. The acquisition, which was accounted for under the purchase method, was financed principally through the sale of $50 million of accounts receivable and borrowings under the company's committed revolving credit facility.

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

Unaudited pro forma sales and earnings information for the third quarter of 1993 and for the 40 weeks ended October 9, 1993, prepared under the assumption that the acquisitions had been completed at the beginning of 1993, is as follows:


                                                           (In millions, except
                                                             per-share amounts)

                                                          16 Weeks         40 Weeks
                                                           Ended            Ended
                                                           Oct. 9,          Oct. 9,
                                                            1993             1993
                                                          --------         --------
Sales . . . . . . . . . . . . . . . . . . . . . . .         $328.7           $843.8
                                                            ======           ======
Loss before extraordinary item
  and cumulative effect of changes
  in methods of accounting. . . . . . . . . . . . .         $ (9.6)          $ (1.2)
Extraordinary loss on early
  extinguishment of debt. . . . . . . . . . . . . .             -              (4.4)
Cumulative effect of changes
  in methods of accounting. . . . . . . . . . . . .             -             (52.1)
                                                            ------           ------
Net loss. . . . . . . . . . . . . . . . . . . . . .         $ (9.6)          $(57.7)
                                                            ======           ======
Loss per common share
  Earnings before extraordinary item and
    cumulative effect of changes in
    methods of accounting . . . . . . . . . . . . .         $ (.28)          $ (.04)
  Extraordinary loss on early
    extinguishment of debt. . . . . . . . . . . . .             -              (.14)
  Cumulative effect of changes
    in methods of accounting. . . . . . . . . . . .             -             (1.64)
                                                            ------           ------
  Net loss. . . . . . . . . . . . . . . . . . . . .         $ (.28)          $(1.82)
                                                            ======           ======

DISPOSITION OF SUBSIDIARIES
- ---------------------------
During the third quarter of 1993, the company completed the previously announced sale of its coordinate measurement and inspection machine business, LK Tool, for $5 million in cash. In 1991, the company had announced its intention to sell LK Tool and, at that time, recorded a provision of $14.9 million for the anticipated loss on the sale. The completion of the transaction did not affect the company's financial results for the third quarter of 1993 or the 40 weeks ended October 9, 1993.

In November, 1993, the company announced its decision to sell its Sano business. Accordingly, the company recorded a write-down in the third quarter of 1993 in the amount of $18.1 million to adjust its investment in Sano to estimated net realizable value. The decision to sell Sano was due in part to its continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth a profit potential and as a result, did not meet the company's criteria for a core business.

The sale was completed in February, 1994 resulting in initial cash proceeds of $2.0 million. The remainder of the approximately $7 million gross sales price, which is subject to adjustment in certain circumstances, is being received through the collection of trade receivables and in varying installments through 1999.

INCOME TAXES
- ------------
Based on its 1993 U.S. federal income tax return, the company entered 1994 with a net operating loss carryforward of $17 million. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. Under the accounting rules adopted by the company in 1993, tax benefits related to the realization of net operating loss carryforwards are applied as a reduction of the provision for income taxes. As a result, the company's effective tax rate for the third quarter of 1994 and the 40 weeks ended October 8, 1994, which includes provisions for U.S. state and local and certain non-U.S.
income taxes, is less than the U.S. federal statutory rate of 35%.

In the third quarter of 1993 and for the 40 weeks ended October 9, 1993, the company's provision for income taxes consisted principally of U.S. state and local and certain non-U.S. income taxes. In both periods, the effective tax rate exceeded the U.S. federal statutory rate of 35% due in part to the aforementioned state and local income taxes and to certain non-U.S. losses for which income tax benefits were not currently available.
In addition, a charge to write down the company's investment in its Sano business to net realizable value resulted in a domestic operating loss in the third quarter for which only minimal tax benefits could be recognized based on the company's effective U.S. federal tax rate for financial reporting purposes.

LIABILITIES
- -----------
The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.
                                                       (In millions)
                                                    Oct. 8,      Jan. 1,
                                                     1994         1994
                                                   -------       ------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation. . . . . . . . . . . . .     $ 24.4       $ 21.5
  Consolidation reserve . . . . . . . . . . . .       14.7         38.7
  Restructuring reserves. . . . . . . . . . . .        3.2         17.1
  Accrued and deferred income taxes . . . . . .       23.0         23.6
  Other accrued expenses. . . . . . . . . . . .       76.8         69.3
                                                    ------       ------
                                                    $142.1       $170.2
                                                    ======       ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation. . . .     $ 27.0       $ 24.1
  Accrued postretirement health
    care benefits . . . . . . . . . . . . . . .       45.2         46.9
  Accrued and deferred income taxes . . . . . .       31.0         30.5
  Other . . . . . . . . . . . . . . . . . . . .       25.1         27.1
                                                    ------       ------
                                                    $128.3       $128.6
                                                    ======       ======

LONG-TERM DEBT AND LEASE OBLIGATIONS
- ------------------------------------
Long-term debt and lease obligations are shown in the following table.
                                                       (In millions)
                                                    Oct. 8,      Jan. 1,
                                                     1994         1994
                                                   -------       ------
Long-term debt
  8-3/8% Notes due 2004 . . . . . . . . . . . .     $115.0       $   -
  8-3/8% Senior Notes due 1997. . . . . . . . .         -          60.0
  12% Sinking Fund Debentures due 2010. . . . .       10.8         10.8
  Industrial Development Revenue
    Bonds due 2008. . . . . . . . . . . . . . .       10.0         10.0
  Revolving credit facility . . . . . . . . . .       10.0         10.0
  Other . . . . . . . . . . . . . . . . . . . .        7.7          8.8
                                                    ------       ------
                                                     153.5         99.6
                                                    ------       ------
Capital lease obligations
  6-3/4% Bonds due 2004 . . . . . . . . . . . .        7.6          7.6
  6-3/8% Bonds due 1994 - 1997. . . . . . . . .        3.4          3.4
  6-1/2% Bonds due 1994 . . . . . . . . . . . .         -            .4
                                                    ------       ------
                                                      11.0         11.4
                                                    ======       ======
Total long-term debt and lease obligations. . .      164.5        111.0

Less current maturities . . . . . . . . . . . .      (21.2)        (3.4)
                                                    ------       ------
                                                    $143.3       $107.6
                                                    ======       ======

On March 16, 1994, the company completed a private financing involving the placement of $115 million of 8-3/8% Notes due 2004. The proceeds were used to redeem at par the company's outstanding 8-3/8% Senior Notes due 1997 and to repay borrowings under bank lines of credit. On July 8, 1994, the company issued a prospectus offering to exchange the privately financed 8-3/8% Notes due 2004, for an equal principal amount of new 8-3/8% Notes due 2004 which have substantially identical terms but which have been registered under the Securities Act of 1993. The exchange offering was completed on September 12, 1994.

At October 8, 1994, $10.0 million of borrowings under the company's revolving credit facility are included in long-term debt based on the expectation that such amount will remain outstanding for more than one year.

At October 8, 1994, current maturities includes the Industrial Development Revenue Bonds due 2008 and the 6-3/4% Bonds due 2004, both of which are expected to become payable within one year due to the anticipated closure of the company's two machine tool facilities in South Carolina.

LINES OF CREDIT
- ---------------
At October 8, 1994, the company had lines of credit with various U.S. and non-U.S. banks of approximately $293 million, including committed lines totaling $138 million. The committed lines include a $130 million revolving credit facility which imposes restrictions on total indebtedness in relation to total capital (debt plus tangible net worth, the latter being approximately equal to shareholders' equity). In July, 1994, the facility was amended to reduce the restrictions on total indebtednes and to extend its maturity date to July, 1996. Under the provisions of the amended facility, the company's additional borrowing capacity was approximately
$100 million at October 8, 1994.

SHAREHOLDERS' EQUITY
- --------------------
On April 15, 1993, the company completed the issuance of an additional
5.175 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $100.6 million. The proceeds of the offering were used to redeem $60.0 million of the company's 12% Sinking Fund Debentures due 2010 and to repay borrowings under revolving lines of credit and other bank debt. The redemption of the 12% Sinking Fund Debentures due 2010 effective May 17, 1993 resulted in a pretax extraordinary loss on early extinguishment of debt of $5.2 million
($4.4 million after tax) in the second quarter of 1993. The pretax extraordinary loss included a cash call premium of $4.7 million and the write-off of deferred financing fees of $.5 million.

CONTINGENCIES
- -------------
Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

SEGMENT INFORMATION
- -------------------
The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the third quarters of 1994 and 1993 and for the 40 weeks ended
October 8, 1994 and October 9, 1993 are presented below.

                                                          (In millions)

                                            16 Weeks Ended           40 Weeks Ended
                                        ---------------------     -------------------
                                         Oct. 8,       Oct. 9,     Oct. 8,     Oct. 9,
                                          1994          1993        1994        1993
                                        -------       -------     -------     -------
Sales
  Plastics machinery. . . . . . . . .    $147.9        $ 97.6      $365.6      $243.6
  Machine tools . . . . . . . . . . .     102.5         106.2       238.5       267.7
  Industrial products . . . . . . . .     110.8          96.9       271.9       245.3
                                         ------        ------      ------      ------
                                         $361.2        $300.7      $876.0      $756.6
                                         ======        ======      ======      ======
Operating earnings (loss)
  Plastics machinery. . . . . . . . .    $ 14.2        $ 10.0      $ 30.9      $ 19.8
  Machine tools . . . . . . . . . . .      (1.0)          1.6        (3.4)        5.6
  Industrial products . . . . . . . .      11.1           7.1        26.2        20.8
  Write-down of subsidiary. . . . . .        -          (18.1)         -        (18.1)
  Unallocated corporate expenses. . .      (4.1)         (3.5)       (9.9)       (9.2)
                                         ------        ------      ------      ------
                                         $ 20.2        $ (2.9)     $ 43.8      $ 18.9
                                         ======        ======      ======      ======
New orders
  Plastics machinery. . . . . . . . .    $155.1        $106.5      $395.0      $261.0
  Machine tools . . . . . . . . . . .      98.0          61.7       259.7       207.5
  Industrial products . . . . . . . .     114.6         100.4       281.1       247.0
                                         ------        ------      ------      ------
                                         $367.7        $268.6      $935.8      $715.5
                                         ======        ======      ======      ======

Ending backlog. . . . . . . . . . . . . . . . . . . . . . . .      $305.8      $241.0
                                                                   ======      ======

Operating earnings for the plastics machinery segment for the third quarter of 1993 and the 40 weeks ended October 9, 1993 include a $2.5 million gain on the sale of surplus land. The line captioned "Write-down of subsidiary" relates to the plastics machinery segment.

Unallocated corporate expenses includes corporate research and development and certain administrative expenses, including fees related to the sale of receivables.

EARNINGS PER SHARE
- ------------------
Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding.

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)

RESULTS OF OPERATIONS
- ---------------------
SALES

Sales in the third quarter of 1994 were $361 million, which represented a $60 million or 20% increase over the third quarter of 1993. The increase was primarily attributable to a $50 million or 52% increase in plastics machinery sales and a $14 million or 14% increase in industrial products sales. These increases more than offset a $4 million or 3% decrease in machine tools sales. The plastics machinery sales increase was partially attributable to the acquisition of Ferromatik on November 8, 1993, which accounted for $32 million of the increase, and, more importantly, higher sales of U.S.-built injection molding machines. Excluding the effect of the Ferromatik acquisition, plastics machinery sales increased by 19%. The industrial products sales increase was primarily due to improved sales to U.S. customers. Machine tools sales were off slightly due to temporary production delays associated with the consolidation of U.S. machine tool operations into facilities in Cincinnati.

Sales for the 40 weeks ended October 8, 1994 were $876 million, which represented a $119 million or 16% increase over the comparable period of 1993. The year-to-date sales increase is primarily attributable to (i) a $122 million or 50% increase in plastics machinery sales, which includes an increase of approximately $70 million in sales resulting from the acquisition of Ferromatik and increased sales of U.S. built injection molding machines (ii) a $26 million increase in industrial products sales resulting primarily from the inclusion of Valenite's sales for ten periods in 1994 versus nine periods in 1993 and internal growth of the existing businesses offset by (iii) a $29 million or 11% decrease in machine tools sales due primarily to a decline in shipments of systems to the aerospace industry.

Export sales were $42 million in the third quarter of 1994 and $103 million for the 40 weeks ended October 8, 1994 compared to $46 million and $94 million in the comparable periods of 1993. The increase in export sales for the 40 weeks ended October 8, 1994 is primarily attributable to an increase in the plastics machinery segment.

NEW ORDERS AND BACKLOG

New orders for the third quarter of 1994 were $368 million, which represented a $99 million or 37% increase over the third quarter of 1993. Orders for plastics machinery increased $49 million or 46% which primarily reflects the strong market for U.S. built injection molding machines and the inclusion of Ferromatik's new orders of about $37 million. Excluding the Ferromatik acquisition, plastics machinery orders were up 11%. Machine tools orders increased $36 million or 59% due to increased demand for Wolfpack-designed products, primarily UK-built vertical machining centers, and orders that were secured at the International Machine Tool Show in September. Orders for industrial products increased $14 million or 14% due primarily to strengthening demand in the U.S.

New orders for the 40 weeks ended October 8, 1994 were $936 million, which represented a $220 million or 31% increase over the comparable period of 1993. Orders for plastics machinery increased $134 million or 51% due principally to increased demand for U.S. built injection molding machines and the inclusion of Ferromatik's new orders of about $75 million. Machine tools new orders increased $52 million or 25% due to a greater demand for Wolfpack-designed products, primarily vertical machining centers. Orders for industrial products increased $34 million or 14% due primarily to the timing of the Valenite acquisition and strengthening demand in the U.S.

The backlog of unfilled orders was $306 million as of October 8, 1994 compared to $241 million at the comparable date of 1993. The increase in backlog is primarily attributable to the Russian order, the effect of the Ferromatik acquisition, and greater demand for vertical machining centers.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin of 24.9% in the third quarter of 1994 compares favorably to the 23.7% in the comparable period of 1993. The increase resulted from improvements in most plastics machinery and Valenite product lines due in part to higher volumes. Margins for machine tools declined as the consolidation of U.S. machine tool operations in Cincinnati has resulted in unanticipated bottlenecks and inefficiencies that have adversely affected margins. See "Consolidation Charge" below.

Selling expense in the third quarter of 1994 and for the 40 weeks ended October 8, 1994 increased as expected with increased sales compared with the same periods of 1993. Selling expense as a percent of sales increased modestly for the third quarter and the 40 weeks ended October 8, 1994 due to costs associated with certain major trade shows and sales conferences and the higher mix of Wolfpack-designed machines that are sold through distributors. Administrative expense increased in the third quarter due primarily to the inclusion of Ferromatik's administrative expense in 1994. Administrative expense for the 40 weeks ended October 8, 1994 compared with the same period of 1993 is virtually unchanged due to a reduction in outside professional services, which offsets the inclusion of Ferromatik's expenses.

The line captioned "Write-down of subsidiary" in the Consolidated Condensed Statement of Earnings represented a charge of $18.1 million to revalue the company's Sano business in anticipation of its sale. The decision to sell Sano was due in part to its continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth and profit potential and as a result, did not meet the company's criteria for a core business. In the fourth quarter of 1993, the company recorded an additional charge of $4.7 million related to the disposition of Sano and the business was subsequently sold in February, 1994.

Other expense-net primarily includes costs associated with the sale of accounts receivable which are offset by a $2.5 million gain on the sale of surplus land for the third quarter of 1993 and the 40 weeks ended October 9, 1993.

Interest expense-net was $4.6 in the third quarter of 1994 compared to $3.2 million with the third quarter of 1993 due to higher short-term borrowing levels to finance current operations as well as higher interest rates.

INCOME TAXES

The provision for income taxes in both 1994 and 1993 consists primarily of U.S. state and local income taxes and non-U.S. income taxes in certain profitable jurisdictions. U.S. federal income taxes are minimal in both periods because benefits from the utilization of the company's U.S. and non-U.S. net operating loss carryforwards are applied as a reduction of the provision for income taxes.

The 24% effective tax rate for the third quarter of 1994 and for the 40 weeks ended October 8, 1994 is less than the U.S. federal statutory rate of 35% due principally to the utilization of the company's U.S. and non-U.S. operating loss carryforwards. For the comparable periods of 1993, the effective tax rate exceeded the statutory rate due principally to the effects of U.S. state and local income taxes and non-U.S. operating losses with no current tax benefits. Also, the company had a U.S. operating loss with minimal tax benefit in the third quarter of 1993 due to the charge to write down its investment in its Sano business.

EARNINGS

Earnings before extraordinary item and cumulative effect of changes in methods of accounting improved to $11.9 million, or $.35 per share, during the third quarter of 1994 compared to a loss of $7.9 million, or $.23 per share, in 1993. The 1993 loss was caused by the $18.1 million pretax charge to write down the company's Sano business to net realizable value. For the 40 weeks ended October 8, 1994, earnings before extraordinary item and cumulative effect of changes in methods of accounting improved to $24.8 million, or $.72 per share, compared to $1.9 million, or $.06 per share, in 1993.

The net loss for the 40 weeks ended October 9, 1993 includes the effect of an extraordinary charge of $4.4 million after tax, or $.14 per share, related to the early extinguishment of $60 million of 12% debentures.

The net loss for the 40 weeks ended October 9, 1993 also includes the effect of adopting two new accounting standards resulting in charges to earnings totaling $52.1 million, or $1.64 per share. The first new standard, SFAS No. 109, significantly changes existing methods of accounting for income taxes and resulted in a charge of $4.2 million, or $.13 per share. The second standard, SFAS No. 106, requires that certain postretirement benefits such as health care, be accounted for on the accrual method. The adoption of this standard resulted in a charge of $47.9 million, or $1.51 per share, to record the accrued liability for retiree health care benefits. Because of the limitations on the recognition of deferred tax assets under SFAS No. 109, no income tax benefit could be recorded in connection with the adoption of SFAS No. 106. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings in 1994 or 1993, while the new rules regarding income taxes had the effect of reducing the company's effective tax rate in 1994 and 1993 due to the realization of net operating loss carryforwards.

Net earnings were $11.9 million, or $.35 per share, in the third quarter of 1994 compared to a net loss of $7.9 million, or $.23 per share, in the comparable period of 1993 which includes the effect of the write-down of the Sano business. Net earnings for the 40 weeks ended October 8, 1994 per share, compared with a net loss of $54.6 million , or $1.72 per share, for the comparable period of 1993 which loss resulted from the aforementioned extraordinary item and changes in methods of accounting that totaled $56.5 million.

CONSOLIDATION CHARGE
- --------------------
In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly, recorded a charge of $47.1 million. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina is being phased out and the plants are expected to be closed by year-end 1994. The consolidation addresses excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which has significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems.

The consolidation plan includes a provision for the phase out of production in South Carolina offset by a simultaneous ramp up of production in Cincinnati in order to minimize the effect of the consolidation on 1994 sales. However, two important factors have necessitated adjustments to the original plan. First, the favorable job market in South Carolina resulted in an unexpectedly high early attrition rate affecting both production employees and certain other employees who were key to the execution of the production phase out plan. The early attrition was particularly acute in parts manufacturing and resulted in an earlier than expected loss of capability in this area. These factors have both slowed the phase out of production in South Carolina and hampered the ramp up of production in Cincinnati. Further, to offset some of the lost capability, the company has had to temporarily utilize more costly subcontract sources during the third quarter and expects to continue this in the fourth quarter. Second, market demand for machine tool products, including the products previously manufactured in the South Carolina, has been strong in 1994. This has temporarily strained key suppliers, causing part shortages and further slowing the ramp-up of production in Cincinnati. These production delays and inefficiencies during the consolidation process contributed to the third quarter loss in the machine tools segment and are expected to result in an estimated $20 million to $30 million reduction in 1994 sales of products previously manufactured in South Carolina.

Costs totaling $17 million during the third quarter of 1994 and $29 million for the 40 weeks ended October 8, 1994 were charged against the $47.1 million of consolidation reserves. For the latter period, approximately $2 million of severance and related fringe benefits have been charged against the reserve and 78 employees have been terminated from the South Carolina facilities. The company had originally expected a net employee reduction of 235 to result from the consolidation but the increase in machine tool orders has caused this target to be reduced to 145.

As a result of the aforementioned early attrition and the lower net employee reduction, the cost for severance and other fringe benefits is expected to be $5 million less than the company's original estimates. A portion of this anticipated cost reduction is offset by a $2 million increase in South Carolina operating losses through the closing dates. The remainder is being used to offset incremental costs arising from actions included in the 1990 and 1991 machine tool restructurings, including lower than expected net proceeds on the sale of the Heald facility ($2 million) and the closure of certain overseas machine tool operations ($1 million).

The consolidation, once fully implemented, was originally expected to result in annual cost savings of approximately $16 million. Approximately $12 million of the $16 million in anticipated savings related to the planned net employee reduction of 235 people. As a result of the aforementioned reduction of this target, the actual annual cost savings are expected to be $4 million less than originally anticipated. However, margins associated with increased sales should offset this reduction.

Management has reevaluated the adequacy of the consolidation charge and believes the net reserve balance of $18 million at October 8, 1994 is adequate for the completion of remaining activities. Management believes that the consolidation will be substantially completed by year-end, 1994.

OUTLOOK
- -------
The company expects plastics machinery sales and new orders to both exceed $500 million this year and the industrial products business should maintain a strong pace. Demand for U.S.-built machine tools has continued at high levels. The company expects the machine tools segment to achieve positive earnings in the fourth quarter but its results will be lower than originally expected due to delays and inefficiencies associated with the consolidation of U.S. machine tool operations.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------
Cash and cash equivalents increased by $4 million during the third quarter of 1994 and increased $1 million from $19 million at year-end 1993 to $20 million at October 8, 1994. Total debt increased $23 million during the third quarter of 1994 and increased $31 million from $185 million at year-end 1993 to $216 million at October 8, 1994.

During the third quarter, working capital increased by $6 million, but the current ratio remained unchanged at 1.5. For the 40 weeks ended October 8, 1994, working capital increased $52 million from $114 million at year-end 1993 to $166 million at October 8, 1994.

Operating activities used $2 million of cash in the third quarter of 1994 and provided $2 million in the comparable period of 1993. Incremental cash costs associated with the consolidation charge described above were approximately $4 million during the third quarter of 1994 and over $6 million for the 40 weeks
ended October 8, 1994.   For the 40 weeks ended October 8, 1994, operating
activities used $1 million of cash and provided $12 million in 1993. For the 40 weeks ended October 9, 1993, operating activities include net cash proceeds of $31 million related to the sale of certain U.S. accounts receivable; comparable amounts for other periods are not material.

Expenditures for new property, plant and equipment in the third quarter of 1994 and for the 40 weeks ended October 8, 1994 were $14 million and $26 million, respectively, as compared to $8 million and $15 million in 1993. Capital expenditures for all of 1994 are expected to be approximately $38 million, including approximately $7 million for the implementation of advanced manufacturing technologies at Ferromatik and plant modernization at Valenite. Proceeds from the disposal of property, plant and equipment during the third quarter of 1994 and for the year-to-date period were $1 million and $3 million, respectively, compared to $4 million and $17 million in the comparable periods of 1993. Proceeds from the disposal of property, plant and equipment during the third quarter of 1993 and for the year-to-date period include amounts related to the sale of surplus assets (including surplus land in the third quarter) and the sale and operating leaseback of certain manufacturing equipment.

The company had a number of short-term intercompany loans denominated in various currencies totaling approximately $40 million at October 8, 1994 that are subject to foreign exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

On March 16, 1994, the company completed a private financing involving the placement of $115 million of 8-3/8% notes due 2004. The proceeds were used to redeem at par the company's outstanding 8-3/8% Senior Notes due 1997 and to repay short-term debt. On September 12, 1994, the company completed an offering to exchange the privately financed 8-3/8% Notes due 2004, for an equal principal amount of 8-3/8% Notes due 2004 registered under the Securities Act of 1933 with substantially identical terms.

The company's ratio of total debt to total capital (debt plus equity) was 59% at October 8, 1994 compared to 59% at June 18, 1994 and 60% at year-end, 1993.

At October 8, 1994, the company had lines of credit of approximately $293 million with various U.S. and non-U.S. banks, including committed lines totalling $138 million. These committed lines include a $130 million revolving credit facility which imposes restrictions on total debt in relation to total capital (debt and plus tangible net worth, the latter being approximately equal to shareholders' equity). In July, 1994, the facility was amended to reduce the restrictions imposed on total indebtedness and to extend its maturity to July, 1996. Under the provisions of the amended facility, the company's additional borrowing capacity was approximately $100 million at October 8, 1994.

The company believes that its cash flow from operations and available credit lines are sufficient to meet its debt service and operating requirements, including necessary capital expenditures, in the foreseeable future.

PART II.  OTHER INFORMATION
CINCINNATI MILACRON INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
      (a) Exhibits

          Exhibit (4)   - Instruments Defining the Rights of Security
            Holders, Including Indentures

          Exhibit (10)  - Material Contracts

          Exhibit (11)  - Statement Regarding Computation of Earnings
            Per Share - filed as a part of Part I.

          Exhibit (27)  - Financial Data Schedule  - filed as part of Part I.

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended October 8, 1994.

CINCINNATI MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date:  November 21, 1994            By:/s/Robert P. Lienesch
       ------------------              ---------------------------------------
                                       Robert P. Lienesch
                                       Controller



Date:  November 21, 1994            By:/s/Ronald D. Brown
       ------------------              ---------------------------------------
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
    2           Plan of Acquisition, Reorganization, Arrangement,
                Liquidation or Succession - Not Applicable.

    4           Instruments Defining the Rights of Security
                Holders, Including Indentures.

    4(a)        12% Sinking Fund Debentures due July 15, 2010

                - Incorporated herein by reference to the
                  company's Registration Statement on Form
                  S-3 (Registration No. 2-98653).

    4(b)        8-3/8% Notes due 2004

                - Incorporated herein by reference to the
                  company's Amendment No. 3 to Form S-4
                  Registration Statement
                  (registration No. 33-53009).

    4(c) Cincinnati Milacron Inc. hereby agrees to furnish to the Securities and Exchange
                Commission, upon its request, the
                instruments with respect to the long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.

   10           Material Contracts

   10.1         - Incorporated herein by reference to the
                  company's annual report on Form 10-K/A
                  Amendment No. 2 for the fiscal year ended
                  January 1, 1994.

   10.2         - Amendment Number Three, dated as of July 20,
                  1994 to the Amended and Restated Revolving
                  Credit Agreement dated as of January 28, 1993, as amended and restated as of December 31, 1993, among Cincinnati Milacron Inc., the Lenders listed therein and Bankers Trust Company, as Agent.
                  - Incorporated herein by reference to the company's
                    Quarterly Report on Form 10-Q for the quarter ended June 18, 1994.

   11           Statement Regarding Computation of
                Earnings per Share                                       20

   18           Letter Regarding Change in Accounting
                Principles - Not Applicable.

   19           Report Furnished to Security Holders
                - Not Applicable.

   22           Published Report Regarding Matters Submitted
                To Vote of Security Holders - Not Applicable.

   23           Consents of Experts and Counsel - Not Applicable.

   24           Power of Attorney - Not Applicable.

   27           Financial Data Schedule - Filed Herewith.
   99           Additional Exhibits - Not Applicable.