Form 10-K
CINCINNATI MILACRON INC /DE/
filed 1995-03-29
CIK 716823

=============================================================================
          FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  ___________


                                   FORM 10-K


[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required).  For the fiscal year ended December 31,
1994.

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

                              Yes [x]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the registrant is $624,320,655 at 2/28/95.

Voting stock held by officers, directors and principal holders is not included in the computation. The Company, however, has not made a determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 1995: 33,809,075

Documents incorporated by reference:
PART III - Proxy statement, dated March 24, 1995.
==========================================================================

                          CINCINNATI MILACRON INC.
                                1994 FORM 10-K
                               Table of Contents



                                                                 Page
                                                                 ----
                                     PART I
                                     ------
Item  1.  Business                                                 3
          Executive Officers of the Registrant                    14
Item  2.  Properties                                              16
Item  3.  Legal Proceedings                                       17
Item  4.  Submission of Matters to a Vote of Security-Holders     17



                                     PART II
                                     -------
Item  5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters                           17
Item  6.  Selected Financial Data                                 18
Item  7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          20
Item  8.  Financial Statements and Supplementary Data             25
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                    42



                                     PART III
                                     --------
Item 10.  Directors and Executive Officers of the Registrant      42
Item 11.  Executive Compensation                                  42
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                         42
Item 13.  Certain Relationships and Related Transactions          42


                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                            43
          Signatures                                              46
          Index to Certain Exhibits and Financial Statement
           Schedules                                              47
          Exhibit 11 - Computation of Per-Share Earnings          48
          Exhibit 21 - Subsidiaries of the Registrant             49
          Exhibit 23 - Consent of Independent Auditors            50
          Exhibit 27 - Financial Data Schedule                    51
          Schedule VIII- Valuation and Qualifying Accounts and
           Reserves                                               52

PART I
------

ITEM 1.   BUSINESS

Cincinnati Milacron Inc. was incorporated in Delaware in 1983 as the successor to a business started in the mid 1800s and first incorporated in 1884 in Cincinnati, Ohio, where its principal executive offices are located today. Except where the context otherwise requires, the terms "company," "Cincinnati Milacron" and "Milacron" herein mean Cincinnati Milacron Inc. and its consolidated subsidiaries.

Cincinnati Milacron is one of the world's leading manufacturers of plastics machinery, machine tools and industrial consumable products for metalworking, as well as related computer controls and software for factory automation.

The company sells products and provides services to industrial customers throughout the world. The company has a long-standing reputation for quality and technological leadership. Virtually all of its plastics machinery products and machine tools are computer-controlled and many include advanced applications software.

RECENT DEVELOPMENTS
-------------------
On February 1, 1993, the company completed the purchase of GTE Valenite Corporation ("Valenite"), which the company believes is the second largest U.S. and third largest worldwide producer of metalcutting systems. The acquisition of Valenite was part of the company's strategic objective to expand its industrial products segment and thereby balance revenues among its three business segments of plastics machinery, machine tools and industrial products.

On November 8, 1993, the company acquired Ferromatik, a German manufacturer of plastic injection molding machines. The acquisition expanded its plastics processing technology and product line offering and helped the company achieve its objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets.

At the end of 1993, the company decided to undertake a major consolidation of its U.S. machine tool operations, which resulted in a charge of $47.1 million to cover the costs of the plan. The consolidation addressed excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which significantly reduced the hours and floorspace required to manufacture and assemble machine tool products; and the unusually steep recession in the aerospace industry, which dramatically lowered demand for the company's advanced machine tool systems. During 1994, production at the company's two machine tool facilities in South Carolina was phased out and the plants closed. The company transferred most of the modern machines and systems in South Carolina used to manufacture horizontal machining centers and turning centers to its Cincinnati facilities.

On February 4, 1994, the company sold its Sano plastic blown and cast film systems business, which had incurred an operating loss of approximately $26.3 million in 1993, including charges totaling $22.8 million for its disposition.


SUBSEQUENT EVENTS
-----------------

On January 27, 1995, the company sold its American Mine Tool business resulting in a pretax gain to be recognized in the first quarter of 1995 of approximately $5 million.

On February 1, 1995, the company completed the acquisition of Germany-based Krupp Widia GmbH (Widia) for approximately $78 million in cash and the assumption of about $21 million of debt and other liabilities. Widia, with 1994 sales of approximately $240 million, is one of the world's leading
producers of industrial metalworking products.   Widia's production and
distribution networks in Europe and India are expected to be an excellent complement to Valenite's strength in North America, Japan and other Asian markets. The acquisition was financed principally through the company's revolving credit facility.

STRATEGY AND PRODUCT DEVELOPMENT
--------------------------------
The company's objectives are: to develop and produce machines, systems and other products for world markets that incorporate leading-edge technology and offer its customers competitive advantages; to increase its manufacturing efficiencies to meet international competition; and to improve its responsiveness to changing world markets by maintaining responsibility for manufacturing, marketing and product development at the operating level.

In 1994, the company made significant progress in the achievement of its overall objectives. The company's strategic acquisition of Widia which was completed in 1995 enhanced the company's technological base, diversified its product line and expanded its worldwide sales and distribution network. In addition, by achieving a better balance and mix between capital goods and industrial products, the company believes that it is in a better position to take advantage of opportunities in each market even while demand in a single segment may be weak. In addition, the company believes that it achieved a better geographic balance as almost half of the revenues in 1995 are expected to come from customers outside the U.S.

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

In 1985, the company began applying Wolfpack principles to the development of its Vista line of plastics injection molding machines, and the line has since become the market leader in the United States. Today, most of the company's plastics processing machinery lines have been developed through the Wolfpack approach. In 1989, the company formally adopted the Wolfpack approach to machine tool product development and today almost 90% of its machine tool sales consist of Wolfpack designs.

The company also conducts an ongoing research and product development effort for all product lines, aimed at creating new products to maintain or enhance its competitive market positions. During the last three years, the company has maintained its expenditures for research and development at an average of approximately 4% of sales.

In 1994, the company continued Total Quality Leadership ("TQL"), a company-wide commitment to promote higher levels of teamwork, innovation and employee empowerment. TQL is a people-oriented philosophy that seeks commitment from all employees, representatives and suppliers to focus on total customer satisfaction. TQL is a long-term strategy intended to promote continuous process and quality improvement.

The company continually explores acquisition, divestiture and consolidation opportunities when it believes such actions could expand markets, enhance product synergies or improve earnings potential for the long-term. In addition to the Valenite, Ferromatik and Widia acquisitions, in the past four years the company has sold certain businesses and consolidated certain manufacturing operations.

SEGMENT INFORMATION
-------------------
The company has three business segments: plastics machinery, machine tools and industrial products. Financial data for the past three years for these segments are shown in the tables below.

                                                   Fiscal Year (a)
                                          ------------------------------
(In millions)                                 1994        1993      1992
                                          --------    --------    ------
Sales
-----
  Plastics machinery (b) . . . . . .      $  503.8    $  357.2    $301.4
  Machine tools. . . . . . . . . . .         338.5       355.0     379.7
  Industrial products (c). . . . . .         354.8       317.2     108.1
                                          --------    --------    ------
    Total sales. . . . . . . . . . .      $1,197.1    $1,029.4    $789.2
                                          ========    ========    ======
Backlog of Unfilled Orders
--------------------------
  Plastics machinery (b) . . . . . .      $  122.3    $   85.5    $ 56.1
  Machine tools. . . . . . . . . . .         117.4       123.9     188.8
  Industrial products (c). . . . . .          47.4        36.6       4.7
                                          --------    --------    ------
    Total backlog. . . . . . . . . .      $  287.1     $ 246.0    $249.6
                                          ========    ========    ======
__________________________________________________________________________

(a) 1992 includes 53 weeks compared to 52 weeks included in 1994 and 1993.

(b) The increases in the plastics machinery segment are partially attributable to the inclusion of Ferromatik as of November 8, 1993.

(c) The increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.

__________________________________________________________________________

                                                   Fiscal Year (a)
                                          ------------------------------
(In millions)                               1994        1993        1992
                                          ------      ------      ------
Operating earnings (loss)
-------------------------
  Plastics machinery (b)(d). . . . .      $ 42.5      $ 26.6      $ 22.8
  Machine tools. . . . . . . . . . .         1.0         3.9         8.9
  Industrial products (c). . . . . .        34.3        27.1        17.7
  Consolidation charge (e) . . . . .         -         (47.1)         -
  Disposition of subsidiary (f). . .         -         (22.8)         -
  Unallocated corporate
    expenses (g) . . . . . . . . . .       (13.6)      (11.5)       (6.2)
                                          ------      ------      ------
  Operating earnings (loss). . . . .        64.2       (23.8)       43.2
  Interest - net . . . . . . . . . .       (15.3)      (13.4)      (16.2)
                                          ------      ------      ------
  Earnings (loss) before income
    taxes, extraordinary items and
    cumulative effect of changes
    in methods of accounting . . . .      $ 48.9      $(37.2)     $ 27.0
                                          ======      ======      ======
Identifiable assets
-------------------
  Plastics machinery (b) . . . . . .      $295.0      $289.0      $219.9
  Machine tools. . . . . . . . . . .       270.8       243.1       282.8
  Industrial products (c). . . . . .       195.0       174.4        56.8
  Unallocated corporate assets (h) .        26.8        23.1        19.4
                                          ------      ------      ------
    Total assets . . . . . . . . . .      $787.6      $729.6      $578.9
                                          ======      ======      ======
Capital expenditures
--------------------
  Plastics machinery (b) . . . . . .      $ 13.8      $  4.2      $  6.2
  Machine tools. . . . . . . . . . .        11.6         8.8         7.1
  Industrial products (c). . . . . .        17.6        10.4         4.3
                                          ------      ------      ------
    Total capital expenditures . . .      $ 43.0      $ 23.4      $ 17.6
                                          ======      ======      ======
Depreciation
------------
  Plastics machinery (b) . . . . . .      $  9.2      $  6.2      $  7.7
  Machine tools. . . . . . . . . . .         7.2         9.4        10.6
  Industrial products (c). . . . . .        11.8        10.5         2.6
                                          ------      ------      ------
    Total depreciation . . . . . . .      $ 28.2      $ 26.1      $ 20.9
                                          ======      ======      ======
__________________________________________________________________________

(a) 1992 includes 53 weeks compared to 52 weeks included in 1994 and 1993.

(b) The increases in the plastics machinery segment are partially attributable to the inclusion of Ferromatik as of November 8, 1993.

(c) The increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.

(d) The 1993 amount includes a $2.5 million gain on sale of surplus land.

(e) This amount relates to the machine tools segment.
(f) This amount relates to the plastics machinery segment.

(g) Includes corporate research and development and certain administrative expenses. The 1994 and 1993 amounts include amortization of financing costs and costs related to the sale of receivables.

(h) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.

GEOGRAPHIC INFORMATION
----------------------
The following table summarizes the company's United States and foreign operations which are located principally in Western Europe:

(In millions)                               1994        1993        1992
                                          ------      ------      ------
U.S. operations
---------------
  Sales. . . . . . . . . . . . . . .      $873.9      $831.9      $654.1
  Operating earnings . . . . . . . .        50.6        49.6        47.9
  Consolidation charge . . . . . . .         -         (47.1)        -
  Disposition of subsidiary. . . . .         -         (22.8)        -
  Identifiable assets. . . . . . . .       471.4       420.6       410.8
  Liabilities. . . . . . . . . . . .       506.3       469.9       403.3
  Capital expenditures . . . . . . .        33.2        21.3        13.9
  Depreciation . . . . . . . . . . .        18.8        19.1        16.3

Foreign operations
------------------
  Sales. . . . . . . . . . . . . . .       323.2       197.5       135.1
  Operating earnings . . . . . . . .        27.2         8.0         1.5
  Identifiable assets. . . . . . . .       289.4       285.9       148.7
  Liabilities. . . . . . . . . . . .       123.5       135.6        41.2
  Capital expenditures . . . . . . .         9.8         2.1         3.7
  Depreciation . . . . . . . . . . .         9.4         7.0         4.6

Sales of U.S. operations include export sales of $142.0 million in 1994, $118.7 million in 1993, and $111.7 million in 1992.

Total sales of the company's U.S. and foreign operations to unaffiliated customers outside the U.S. were $417.6 million, $298.4 million, and $242.6 million in 1994, 1993 and 1992, respectively.

PLASTICS MACHINERY
------------------
The company is the largest U.S. producer of plastics machinery. In 1994, the company's plastics machinery segment sales were $504 million. The company believes it offers more varieties of machinery to process plastic than any other U.S. company.

The company produces equipment for three major plastics processing technologies, including a full range of injection molding machines and
systems for extrusion and blow molding.   The company also sells a line of
imported electric injection machines, as well as a full line of vertical injection molding machines and a number of types of auxiliary equipment, all of which are manufactured by others to the company's specifications.

The company designs and builds its own electronic controls and develops the necessary software for virtually all of its plastics machinery lines. The company believes that its advanced controls and software for plastics manufacturing equipment are key selling features that have helped increase its market share.

PLASTICS MACHINERY INDUSTRY

The market for plastics machinery has grown steadily over the past four decades, as plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the transportation, construction, packaging and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics machinery market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, the plastics machinery market is subject to economic cycles, but to a lesser degree than the machine tool market. In particular, the market for injection molding machines is driven by the consumer economy and the automotive industry. Plastics machinery orders have been strong and rising since the second half of 1992 and continued to be unusually strong in 1994.

Custom molders, which produce a wide variety of components for many industries, are the single largest group of plastics machinery buyers. Other customer categories include the automotive industry, the packaging industry, the construction industry, the electronics industry, manufacturers of housewares and appliances and producers of medical supplies. Among the factors that affect the plastics machinery market are the health of the consumer economy, residential and commercial construction and automotive production. Because of intense competition from international plastics machinery producers, currency exchange rates also have a significant impact. Fluctuations in oil and natural gas supplies and prices may affect the businesses of the customers for plastics machinery and, in turn, the market for this equipment.

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

THE COMPANY'S PLASTICS MACHINERY SEGMENT

The company's plastics machinery segment consists of three major businesses: injection molding machines, extrusion systems and blow molding systems. In 1994, sales of injection molding machines constituted over two-thirds of the sales of the company's plastics machinery segment.

INJECTION MOLDING

The company is the largest U.S. producer of injection molding machines. Injection molding is the most common and versatile method of processing plastic. The company manufactures many types of injection molding machines, all of which were developed using Wolfpack principles. Product standardization (which facilitates part commonality), the modernization of the company's manufacturing facilities and methods as well as increased volumes have enabled the company to achieve significant economies of scale for the production of injection molding machines. The company believes these factors have enabled it to become the lowest cost U.S. producer of these machines. Additionally, the company believes its success in injection molding machines has been due in large part to the development and marketing of its Vista line, which the company has expanded. Sales of injection molding machines have been at record levels for the last three years, in part due to the acquisition of Ferromatik.

On November 8, 1993, the company acquired Ferromatik, one of Europe's leading producers of injection molding machines. Ferromatik is recognized for its high-end technology including multi-color machines, multi-component systems and other specialty applications. The acquisition included the Ferromatik lines of hydraulic and electric injection molding machines and a modern manufacturing facility in Malterdingen, Germany, as well as Ferromatik's worldwide marketing, sales and service network. The company believes the Ferromatik acquisition has enabled the company to expand its technology base and product line and help it achieve its objective of establishing a manufacturing and distribution base in Germany to serve Europe and other markets. The company believes Ferromatik provided a complementary fit with its previously existing injection molding machine business.

The company has substantially completed a restructuring of Ferromatik intended to (1) derive benefits of synergies between Ferromatik and other company operations and (2) improve Ferromatik operations through implementation of manufacturing techniques and methods currently being used in the company's U.S. plastics machinery operations. The company believes that it is in the process of achieving its cost reduction goals in both marketing and manufacturing.

EXTRUSION SYSTEMS

Extrusion systems business consists of individual machines and systems comprised of multiple units which are tooled to make a specific product in quantity. Such systems take longer to manufacture than do injection molding machines. Extrusion systems include twin-screw extruders and single-screw extruders. The company believes it has a strong competitive position in each of these lines. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet lines and window frames, hence the business is closely tied to housing market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles, and wire and cable applications.

BLOW MOLDING SYSTEMS

The company's blow molding systems business consists of extrusion blow molding systems, which are used to make a wide variety of products ranging from bottles, jars, vials and other containers, to industrial and automotive parts and toys.

SPECIALTY EQUIPMENT

The company sells a variety of specialty equipment used in the processing of plastics products including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems, all of which are manufactured by third parties to the company's specifications. The company also rebuilds and retrofits many types of plastics processing equipment sold by the company or others, refitting them with new company-produced controls and software.

SALES, MARKETING AND CUSTOMER SERVICE

The company maintains a large direct sales force in the United States for its plastics machinery segment, which it supplements with independent agents. Internationally, the company uses both a direct sales force and independent agents. In the U.S., the plastics machinery business uses the company's Cincinnati, Ohio, headquarters as well as regional offices in Allentown, Pennsylvania; Charlotte, North Carolina; Chicago, Illinois; Detroit, Michigan; and Los Angeles, California to market its products and provide customer support and training. Through its Austrian and Ferromatik subsidiaries, the company has an extensive sales, marketing, service and distribution systems throughout Europe.

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

MACHINE TOOLS
-------------
The company is a leading U.S. producer of machine tools. A machine tool is a power-driven machine, not hand-held, that is used to cut, form or shape metal. Machine tools are typically installed as capital equipment in metalworking industries. In 1994, the company's machine tool segment sales were $339 million.

MACHINE TOOL INDUSTRY

The primary customers for machine tools are the automotive industry; machine shops; producers of farm, construction, off-road and power generation equipment; manufacturers of bearings; the aerospace industry; the die and mold making industry; and a variety of other metalworking manufacturers. The machine tool industry has historically been cyclical with relatively long lead times between orders and shipments. Machine tool sales are affected by capital spending levels, interest rates, tax and depreciation policies, international competition, currency exchange rates and general economic conditions.

With the exception of the aerospace industry, demand for machine tools has been at high levels in the U.S. from all other sectors for about a year. THE COMPANY'S MACHINE TOOL SEGMENT

The company's machine tool segment is comprised of three focused businesses: standard machine tools, applied machine tool systems and electronic systems. The company's standard machine tool business manufactures horizontal machining centers, vertical machining centers and turning centers for a variety of industries engaged in basic metalworking operations, including machine shops. The products of the company's applied machine tool systems business include large, multi-axis metalcutting and composites processing systems for the aerospace industry; large, multi-axis machines for manufacturers of farm, construction, off-road and power generation equipment and for the die and mold industry; applied production turning centers and centerless grinding machines for the automotive industry and for bearings manufacturers; and automated flexible manufacturing cells for the metalworking industry. The company's electronic systems business designs and manufactures computer controls and develops proprietary software for the company's machine tools, plastics machinery and automated flexible manufacturing cells.


STANDARD MACHINE TOOLS

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

APPLIED MACHINE TOOLS

METALCUTTING AND COMPOSITES PROCESSING SYSTEMS FOR AEROSPACE

The company believes it is one of the world's leading producers of large five-axis machining centers and profilers used to machine intricately contoured surfaces, often out of aluminum, and high-strength alloys such as titanium, for the aerospace industry. The company is also a world leader in the development of new machines and systems to automate the manufacture of components made of advanced composite materials, such as carbon or graphite fibers in combination with epoxy. These systems are used by the aerospace industry to manufacture jet engine parts and structural components, primarily for commercial aircraft.

LARGE MACHINE TOOLS

The company makes large, often highly customized, metalcutting machines and systems for the manufacturers of heavy machinery such as farm and construction equipment, off-road vehicles and power generation equipment.

APPLIED PRODUCTION TURNING CENTERS AND CENTERLESS GRINDING MACHINES

The company also specializes in manufacturing applied production turning centers and centerless grinding machines designed to meet exacting specifications for the automotive industry. Turning centers, also called CNC lathes, shape cylindrical parts, which are rotated at high speed against a stationary tool. The company's applied production turning centers are used by the automotive industry in a number of applications. Grinding machines are used to bring a part surface to a more precise dimension or finish.
There are many different kinds of grinding processes. In 1991, the company announced its intention to focus on centerless grinding machines, which grind external diameters of cylindrical parts primarily for the automotive industry and for bearings manufacturers. The company has a long-standing leadership position in the domestic centerless grinding machine business. In 1994, this business experienced very high levels of new orders from the automotive industry.

AUTOMATED FLEXIBLE MANUFACTURING CELLS

Automated flexible manufacturing cells consist of one or more processing machines (usually standard machine tools), ancillary equipment for parts and tools handling and computer hardware and software to automate and integrate all necessary functions, allowing for lightly-manned or unattended operation. These systems are used widely throughout the metalworking industry and generally feature a number of computer-driven functions, such as work and tool scheduling and quality control. Automated flexible manufacturing cells are a major focus of a number of U.S. companies seeking to update plant and equipment to enhance their productivity and international competitiveness. The company believes that its Wolfpack-developed cell control hardware and software have enabled it to obtain a very strong position in the U.S. automated flexible manufacturing cells market.

ELECTRONIC SYSTEMS

The company designs and manufactures computer controls and develops proprietary software for its machine tools and plastics machinery. Computer controls and software are often important selling features for individual machines, and the controls and software enable machines to be linked together to form automated cells and manufacturing systems. Most of the controls for the company's machine tools and plastics machinery are manufactured by the company, providing significant product differentiation from competing products. The company's electronic systems business also offers a variety of retrofitting services to automate or upgrade existing machine tools, including those manufactured by other companies. During 1994, the company introduced two major new families of computer controls, the new CAMAC for plastics machinery and the Acramatic 2100 for machine tools. Both controls are Pc-based and feature open an architecture platform.

SALES, MARKETING AND CUSTOMER SERVICE

The company markets machine tools in North America through a comprehensive network of independent distributors assisted by the company's direct sales force. The expanded use of distributors is a significant aspect of the company's strategy aimed at placing more sales representatives in the field to reach additional markets. Through these distributors, the company currently has approximately 275 salespeople representing its machine tools in North America, which is approximately three times more salespeople than it had five years ago. The company has begun emphasizing distribution in Europe by upgrading its distributor network. A strong distribution network is one of the cornerstones in the company's plan to improve its position in the global market for standard machine tools.

The company believes that applications work, field service engineering and customer support are important for all its products, especially for grinding machines, aerospace and special machines and automated flexible manufacturing cells. In addition to its marketing and service headquarters in Cincinnati, the company maintains regional offices in Allentown, Pennsylvania; Chicago, Illinois; Detroit, Michigan; and Toronto, Ontario; as well as in Birmingham, England; and Offenbach, Germany.

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

INDUSTRIAL PRODUCTS
-------------------

THE COMPANY'S INDUSTRIAL PRODUCTS SEGMENT

The company is a leading producer of three basic types of industrial products: metalcutting tools, metalworking fluids and precision grinding wheels. In 1994, sales of the company's industrial products segment were $355 million. Most of the company's industrial products are consumable, which means they are depleted during the process for which they are used, offering the company a continuous opportunity to sell replacement products to its customers. The company believes that its industrial products business complements its plastics machinery and machine tool businesses, as the industrial products business is exposed to less pronounced business cycles.

METALCUTTING TOOLS

Metalcutting tools are used in a wide variety of metalcutting operations.
The company believes its subsidiary, Valenite, is the second largest producer of metalcutting tool systems in the U.S. and, with the acquisition of Widia, the third largest worldwide. Valenite manufactures over 33,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling, and standard and special steel insert holders. Valenite has strong market positions in carbide die and wear products for metalforming and in products requiring the wear and corrosion resistant properties of tungsten carbide.

In February, 1995, the company completed the acquisition of Widia, a major European cutting tool maker with key production facilities in Germany and other Western European countries. Widia also owns a 51% interest in Widia (India) Ltd., an Indian public company. Widia's product lines include tungsten carbide cutting tool inserts and steel insert holders needed for metalcutting operations, carbide die and wear products used in forming and stamping metal, and both soft and permanent industrial magnets, used in automotive and other applications. These product lines mesh very well with Valenite's. Widia has acknowledged expertise in lighter-weight, higher-speed cutting tools, while Valenite is known for heavier-duty cutting tool inserts. In automotive applications, Valenite is a leading supplier of tooling for engine blocks and cylinder heads, while Widia's forte is in machining camshafts and crankshafts.

METALWORKING FLUIDS

Metalworking fluids are used as lubricants and coolants in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings as well as general metalworking shops. The company is a full-line supplier, offering water-based fluids (synthetics), water-based oil-bearing fluids (semi- synthetics) and oil-based fluids. Over the last three years, the company expanded its lines of soluble oils, straight oils and synthetic fluids. In 1993, the company developed a brand of fluid called Valcool designed specifically to work with metal cutting tools that is being marketed through Valenite's distribution channels.

GRINDING WHEELS

Grinding wheels are used by manufacturers in the metalworking industry. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings as well as general metalworking machine shops. The company designs and manufactures a wide variety of precision abrasive grinding wheels, including resin-bonded, vitrified, cubic boron nitride
(CBN), diamond and synthetic ceramic abrasive types.

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

SALES, MARKETING AND CUSTOMER SERVICE

The company sells its fluids and wheels primarily through a growing network of independent industrial distributors, as well as through a direct sales force. The company's metalworking fluids and grinding wheels businesses offer customer service, training, and applications engineering at most of the company's regional technical centers in the U.S. and Europe. Valenite maintains its own worldwide, direct sales and service force of some 350 technically trained engineers, of whom 200 are located in the United States. The direct sales and service force is complemented by selected independent industrial distributors.

COMPETITION

The company's main global competitors in its metalworking fluids business are large petrochemical companies and smaller companies specializing in similar fluids. There are a small number of large competitors in the U.S. grinding wheel market, one of which is significantly larger than the company. The company has limited sales of grinding wheels outside the U.S.

The company believes that Valenite has the second largest metalcutting tool systems business in the U.S. In international markets, Valenite and Widia face competition from several competitors, two of which have larger market shares.

PATENTS
-------
The company holds a number of patents, none of which is material to any business segment.

EMPLOYEES
---------
During 1994, the company employed an average of 8,395 people, of whom 2,088 were employed outside the United States. As of year-end 1994, the company employed 8,342 people.

BACKLOG
-------
The backlog of unfilled orders was $287.1 million at the end of 1994 and $246.0 million at the end of 1993. The backlog at year-end is believed firm and, in general, is expected to be delivered in 1995 and early 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in accordance with the provisions for
Part III, Item 10:

                                                 Positions Held During
   Name and Age               Position              Last Five Years
----------------       ------------------       --------------------------
Daniel J. Meyer        Chairman and Chief       Elected Chairman and Chief
      (58)              Executive Officer,      Executive Officer in
                        Director                November, 1991.  Prior
                                                thereto was Chairman,
                                                President and Chief
                                                Executive Officer from
                                                January, 1991, President
                                                and Chief Executive
                                                Officer from 1990,
                                                President and Chief
                                                Operating Officer from
                                                1987. Has served as
                                                Director since 1985.
                                                Also, is a member of the
                                                Nominating and
                                                Executive Committees.

Raymond E. Ross        President and Chief      Elected President and Chief
   (58)                Operating Officer,       Operating Officer in
                       Director                 November, 1991.  Prior
                                                thereto was Executive Vice
                                                President - Operations from
                                                February, 1991, Senior Vice
                                                President - Industrial
                                                Systems from 1989. Has served
                                                as Director since 1991.


D. Michael Clabaugh    Group Vice President-    Elected Group Vice
    (52)                Machine Tools           President - Machine Tools
                                                in 1993.  Prior thereto was
                                                Vice President - Advanced
                                                Systems from 1990.

Harold J. Faig         Group Vice President-    Elected Group Vice
      (46)              Plastics Machinery      President - Plastics
                                                Machinery in February, 1994.
                                                Prior thereto was Vice
                                                President - Injection Molding
                                                from 1990.

Alan L. Shaffer        Group Vice President-    Elected Group Vice
    (44)                Industrial Products     President - Industrial
                                                Products in 1989.

Ronald D. Brown        Vice President-          Elected Vice President -
    (41)                Finance and             Finance and Chief Financial
                        Chief Financial         Officer in 1993. Prior
                        Officer                 thereto was Treasurer and
                                                Assistant Secretary from
                                                1989.


Richard L. Kegg        Vice President -         Elected Vice President -
    (59)                Technology and          Technology and Manufacturing
                        Manufacturing           Development in 1993.  Prior
                        Development             thereto was Director,
                                                Corporate Research and
                                                Manufacturing Development
                                                from 1990 and Director of
                                                Engineering, Aerospace and
                                                Specials Division from 1988.

Theodore Mauser        Vice President-          Elected Vice President -
     (55)              Human Resources          Human Resources in 1984.

Wayne F. Taylor        Vice President-          Elected Vice President -
     (51)              General Counsel and      General Counsel and
                       Secretary                Secretary in 1990.  Prior
                                                thereto was Secretary and
                                                Corporate Counsel from 1988.

Robert P. Lienesch     Controller               Elected Controller in 1989.
       (49)

Kenneth W. Mueller     Treasurer and            Elected Treasurer and
       (61)             Assistant Secretary     Assistant Secretary in 1993.
                                                Prior thereto was Acting
                                                Director of Standard Machine
                                                Tools from 1992, Machine Tool
                                                Group Controller from 1989.
Note:
  Parenthetical figure below name of individual indicates age at most recent birthday prior to December 31, 1994.

  There are no family relationships among the executive officers of the Registrant.

  Officers of the company are elected each year by the Board of Directors.

ITEM 2. PROPERTIES

The company has thirty one principal manufacturing plants in operation with a combined floor space of approximately 4.7 million square feet as listed below:

Location                   No. of Plants   Principal Product Line Manufactured
----------------           -------------   -----------------------------------
Cincinnati, Ohio                 4         Standard machine tool products and
                                           advanced machine tool systems

Cincinnati, Ohio                 1         Extrusion systems

Cincinnati, Ohio                 1         Metalworking fluids and precision
                                           grinding wheels

South Lebanon, Ohio              1         Electronic controls, industrial
                                           software retrofits and contract
                                           electronics

Batavia, Ohio                    1 (A)     Injection and blow molding machines

Mt. Orab, Ohio                   1 (A)     Plastics machinery parts

Carlisle, Pennsylvania           1         Precision grinding wheels

Biggleswade, England             1 (B)     Electronic control retrofit and
                                           contract electronics

Birmingham, England              1         Standard vertical machining centers

Vlaardingen, The Netherlands     1         Metalworking fluids

Vienna, Austria                  1         Extrusion systems

Nogales, Mexico                  1 (B)     Precision grinding wheels

Malterdingen, Germany            1         Injection molding machines

Detroit, Michigan (metro area)   5 (B)     Carbide inserts, special steel
                                           products and gauging systems,
                                           ceramic inserts and cerment inserts

West Branch, Michigan            2         Powder production, die and wear

Westminister and Seneca,
South Carolina                   4         Carbide and diamond inserts

Gainesville, Texas               1         Turning tools, milling cutters and
                                           boring bars

Andrezieux, France               1         Carbide inserts

Sinsheim, Germany                1         Special steel tooling products

Tokyo, Japan                     1         Carbide inserts and steel tools

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

(B) The Biggleswade, England plant, Nogales, Mexico plant and three plants in the Detroit, Michigan (metro area) are leased from unrelated third parties.

Not included above are the 7 manufacturing locations owned by Widia, which was acquired in February, 1995.

The company also has five regional technical centers located in Cincinnati, Ohio; Detroit, Michigan; Los Angeles, California; Birmingham, England; and Offenbach, Germany. These centers provide customers with demonstrations, engineering services and training for most major product lines. In addition, the company has an extensive number of sales offices, most of which are located in the U.S., Western Europe and Asia.

ITEM 3.   LEGAL PROCEEDINGS


In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS


There were no matters submitted to a vote of stockholders during the fourth quarter of 1994.


                                    PART II
                                    -------

ITEM. 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


The company's common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 1995, there were approximately 6,500 holders of record of the company's common shares. The company's preferred shares are not actively traded.

The table below shows the price range of the common shares for 1993 and 1994, as reported by the New York Stock Exchange. Cash dividends of $.09 per common share and $1.00 per preferred share were paid in each quarter of 1993 and 1994.


                                                   Common Stock
                                                    Price Range
                                                -------------------
  Fiscal 1993, quarter ended                    High            Low
                                               ------         ------
    March 27 . . . . . . . . . . . . . . .     $22.25         $16.25
    June 19. . . . . . . . . . . . . . . .      29.63          19.50
    October 9. . . . . . . . . . . . . . .      26.00          20.75
    January 1. . . . . . . . . . . . . . .      24.75          19.25

  Fiscal 1994, quarter ended
    March 26 . . . . . . . . . . . . . . .     $25.63         $21.75
    June 18. . . . . . . . . . . . . . . .      24.25          19.50
    October 8. . . . . . . . . . . . . . .      27.00          18.63
    December 31. . . . . . . . . . . . . .      27.63          22.25

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per-share amounts)
                                      1994        1993      1992       1991       1990
                                   --------    --------    ------     -------     -----
Summary of Operations
---------------------
Sales  . . . . . . . . . . . . .  $1,197.1    $1,029.4    $789.2     $ 754.0     $805.2
Cost of products sold. . . . . .     904.8       791.3     612.6       603.2      632.8
                                  --------    --------    ------     -------     ------
  Manufacturing Margins. . . . .     292.3       238.1     176.6       150.8      172.4

Other costs and expenses
  Selling and administrative . .     222.2       191.3     133.6       132.2      136.0
  Consolidation charge . . . . .       -          47.1(a)     -           -          -
  Disposition of subsidiary. . .       -          22.8(b)     -           -          -
  Closing and relocation
    charge . . . . . . . . . . .       -            -         -         75.1(c)      -
  Special charge . . . . . . . .       -            -         -           -        26.6(e)
  Other- net . . . . . . . . . .       5.9          .7       (.2)        1.8        3.0
                                  --------    --------    ------     -------     ------
    Total other costs
      and expenses . . . . . . .     228.1       261.9     133.4       209.1      165.6
                                  --------    --------    ------     -------     ------
Operating earnings (loss). . . .      64.2       (23.8)     43.2       (58.3)       6.8
Interest - net . . . . . . . . .     (15.3)      (13.4)    (16.2)      (15.1)     (14.6)
                                  --------    --------    ------     -------     ------
Earnings (loss) from
  continuing operations before
  income taxes, extraordinary
  items and cumulative
  effect of changes in methods
  of accounting. . . . . . . . .      48.9       (37.2)     27.0       (73.4)      (7.8)
Provision for income taxes . . .      11.2         8.2      10.9         9.7        5.8
                                  --------    --------    ------     -------     ------
Earnings (loss) from
  continuing operations before
  extraordinary items and
  cumulative effect of changes
  in methods of accounting . . .      37.7       (45.4)     16.1       (83.1)     (13.6)
Extraordinary items
  Loss on early extinguishment
    of debt. . . . . . . . . . .       -          (4.4)       -           -          -
  Tax benefit from
    loss carryforward. . . . . .       -            -        5.4          -          -
Cumulative effect of changes
  in methods of accounting . . .       -         (52.1)       -           -          -
Discontinued operations
  net of income taxes. . . . . .       -            -         -        (17.1)(d)  (10.7)(f)
                                  --------    --------    ------     -------     ------
    Net earnings (loss). . . . .  $   37.7    $ (101.9)   $ 21.5     $(100.2)    $(24.3)
                                  ========    ========    ======     =======     ======
Earnings (loss) per common share
  Earnings (loss) from
    continuing operations
    before extraordinary
    items and cumulative
    effect of changes in
    methods of accounting. . . .  $   1.10    $  (1.41)   $  .58     $ (3.04)    $ (.54)
  Extraordinary items
    Loss on early
      extinguishment of debt . .       -          (.14)       -           -          -
    Tax benefit from
      loss carryforward. . . . .       -            -        .19          -          -
  Cumulative effect of changes
    in methods of accounting . .       -         (1.61)       -           -          -
  Discontinued operations
    net of income taxes. . . . .       -            -         -         (.63)(d)   (.41)(f)
                                  --------    --------    ------     -------     ------
        Net earnings (loss). . .  $   1.10    $  (3.16)   $  .77     $ (3.67)    $ (.95)
                                  ========    ========    ======     =======     ======

See notes on page 19.

(Dollars in millions, except employees and per-share amounts)


                                     1994       1993        1992        1991       1990
                                   ------     ------      ------      ------     ------
Financial Position at Year End
------------------------------
Working capital. . . . . . . . .   $151.4     $114.3      $191.8      $188.0     $253.6
Property, plant and equipment-
  net. . . . . . . . . . . . . .    198.8      184.0       121.1       129.7      159.2
Total assets . . . . . . . . . .    787.6      729.6       578.9       598.4      693.0
Long-term debt and lease
  obligations. . . . . . . . . .    143.0      107.6       154.4       155.9      157.3
Total debt . . . . . . . . . . .    226.9      185.2       175.6       162.8      169.4
Shareholders' equity . . . . . .    157.8      124.1       134.4       129.0      247.7
  Per common share . . . . . . .     4.50       3.53        4.67        4.49       8.85


Other Data
----------
Dividends paid to common
  shareholders . . . . . . . . .     12.2       11.6        10.0        17.3       18.6
    Per common share . . . . . .      .36        .36         .36         .63        .72
Capital expenditures . . . . . .     43.0       23.4        17.6        15.5       34.1
Depreciation . . . . . . . . . .     28.2       26.1        20.9        24.0       23.7
Backlog of unfilled orders at
  year-end . . . . . . . . . . .    287.1      246.0       249.6       277.3      268.6
Employees (average). . . . . . .    8,395      7,885       6,135       6,903      7,203


(a) Represents a charge (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations.

(b) Represents charges (with no current tax effect) for the disposition of a plastics machinery subsidiary.

(c) Represents a charge (with no current tax effect) for plant closing and relocation of certain machine tool manufacturing operations.

(d) Includes a charge of $14.9 million (with no current tax effect), or $.54 per share, related to the revaluation for sale of the company's coordinate measurement and inspection machine business.

(e) Represents a charge of $26.6 million ($24.9 million after tax) for product discontinuance and the reorganization of grinding machine and certain other machine tool manufacturing operations.

(f) Includes a provision for loss on the sale of the discontinued industrial robot business of $1.7 million (with no current tax effect), or $.06 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

The company's financial results for the last three years, presented on page 26, are discussed below. The company operates in three principal business segments: plastics machinery, machine tools and industrial products. Financial information for each of these segments is presented on pages 5 and 6.

1994 COMPARED TO 1993
---------------------

SALES

Sales in 1994 were $1,197 million, which represented a $168 million, or 16%, increase over 1993. The sales increase was primarily attributable to: (i) a $147 million, or 41%, increase in plastics machinery sales, which included an approximately $80 million increase in sales resulting from the acquisition of Ferromatik in late 1993, with the rest of the plastics machinery increase coming from injection molding machines and (ii) a $38 million increase in industrial products sales, of which about half resulted from the inclusion of Valenite's sales for twelve months in 1994 versus eleven months in 1993. Machine tool sales declined by $17 million, or 5%, primarily due to a decline in demand from the aerospace market.

Sales of all segments to non-U.S. markets increased in 1994 by $119 million, or 40%, primarily due to the effect of the Ferromatik acquisition. Export shipments increased by $23 million, or 20%, primarily due to increases in exports of injection molding machines.

NEW ORDERS AND BACKLOG

New orders for 1994 were $1,238 million, which represented a $268 million, or 28%, increase over 1993. Orders for plastics machinery increased $174 million, or 48%. Approximately $100 million of the increase resulted from the acquisition of Ferromatik late in 1993. Other contributing factors included higher demand for U.S.-built injection molding machines and a single $17 million European order. Machine tool new orders increased $47 million, or 16%, due to a greater demand for Wolfpack-designed products, primarily vertical machining centers. Orders for industrial products increased $48 million, or 15%, due primarily to the timing of the Valenite acquisition and strengthening demand in the U.S.

Export orders approximated $124 million in 1994 compared to $100 million in 1993. The increase in export orders was primarily attributable to the plastics machinery segment.

At December 31, 1994, the backlog of unfilled orders was $287 million compared with $246 million a year ago. The increase in backlog was primarily attributable to greater demand for Ferromatik plastics machinery and vertical machining centers.

MARGINS, COSTS AND EXPENSES

Manufacturing margins increased to 24.4% in 1994 from 23.1% in 1993. Margins for all three segments improved. Plastics machinery benefited from increased volume and more stable pricing; machine tools reduced its costs due to the consolidation (see Consolidation Charge); and industrial products achieved benefits from increased U.S. sales of grinding wheels, metalworking fluids and cutting tools.

Selling and administrative expense as a percent of sales was 19% in both 1994 and 1993. Administrative expense was unchanged, but selling costs as a percent of sales increased due to the mix of products sold and costs related to the two international trade shows in 1994.

Other costs and expenses - net increased by $5.2 million due to: (i) a $2.8 million increase in financing fees, principally attributed to the sale of receivables and (ii) the inclusion in 1993 of a $2.5 million gain on the sale of surplus land.

Interest expense, net of interest income, was $15.3 million in 1994 compared to $13.4 million in 1993. The increase was due to higher borrowing levels as well as higher interest rates.

INCOME TAXES

The consolidated effective tax rate in 1994 is less than the U.S. federal rate due primarily to (i) an operating loss in the U.S. for tax reporting purposes related principally to the machine tool consolidation and (ii) utilization of net operating loss carryforwards in certain non-U.S. jurisdictions. At the end of 1994, for U.S. federal tax reporting purposes the company had net operating loss carryforwards of approximately $41 million which expire in 2008 and 2009.

Current tax benefits were not offset against the U.S. loss in 1993 in accordance with the income tax accounting rules that became effective January 3, 1993. In addition, current tax benefits could not be recognized for losses in certain non-U.S. jurisdictions.

CONSOLIDATION CHARGE

In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly recorded a charge of $47.1 million in the fourth quarter of 1993. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina, was phased out during 1994 and the plants were closed in the fourth quarter of 1994.

The consolidation plan included a provision for the phase out of production in South Carolina offset by a simultaneous ramp up of production in Cincinnati to minimize the effect of the consolidation on 1994 sales. However, two important factors necessitated adjustments to the original plan. First, the favorable job market in South Carolina resulted in an unexpectedly high early attrition rate affecting both production employees and certain other employees who were key to the execution of the production phase-out plan. The early attrition was particularly acute in parts manufacturing and resulted in an earlier than expected loss of capability in this area, slowing the phase out of production in South Carolina and hampering the ramp up of production in Cincinnati. To offset some of the lost capability, the company had to temporarily utilize more costly subcontract sources. Second, market demand for machine tool products, including products previously manufactured in South Carolina, was strong in 1994. This temporarily strained key suppliers, causing part shortages and further slowing the ramp up of production in Cincinnati. These production delays and inefficiencies during the consolidation process contributed to lower than expected operating earnings in the machine tools segment and resulted in an estimated $20 million to $30 million reduction in 1994 sales of products previously manufactured in South Carolina.


Completion of the consolidation was originally expected to result in a net employee reduction of 235 in U.S. machine tool operations. However, increased customer demand for machine tool products, including the products being transferred from South Carolina, has caused this target to be reduced to 150. As a result of the larger than expected number of voluntary terminations and transfers to Cincinnati, the cost for severance and other fringe benefits was approximately $6 million less than anticipated. Simultaneously, the delay in the phase out of production in South Carolina resulted in additional operating losses of approximately $2 million through the closure date of the two plants. The net $4 million reduction in the cost of the consolidation was utilized to absorb incremental costs arising from the 1990 and 1991 machine tool restructurings, including lower estimated net proceeds from the sale of the Heald facility, the closure of certain overseas sales offices and the restructuring of domestic machine tool operations.

The consolidation, once fully implemented, was originally expected to result in annual cost savings of approximately $16 million. Approximately $12 million of the $16 million in anticipated savings related to the planned net employee reduction of 235 people. As a result of the lower than expected reduction, the actual annual cost savings are now expected to be $4 million less than originally anticipated. However, higher margins associated with increased sales should offset this reduction.

EARNINGS

Earnings before extraordinary item and cumulative effect of changes in methods of accounting improved to $37.7 million, or $1.10 per share, in 1994 compared to a loss of $45.4 million, or $1.41 per share, in 1993. The 1993 loss was caused by a $47.1 consolidation charge described above and a $22.8 million charge for the disposition of a subsidiary described below.

The net loss for 1993 included the effect of an extraordinary charge of $4.4 million, or $.14 per share, related to the early extinguishment of $60 million of 12 % debentures due 2010.

The net loss for 1993 also included the effect of adopting SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 3, 1993, resulting in charges to earnings totaling $52.1 million, or $1.61 per share. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings in 1994 or 1993, while the new rules regarding income taxes had the effect of reducing the company's effective tax rate in 1994 and 1993.

Net earnings were $37.7 million, or $1.10 per share, in 1994, compared to a net loss of $101.9 million, or $3.16 per share, in 1993. The 1993 net loss was caused by the aforementioned charges, the extraordinary item and the cumulative effect of changes in methods of accounting that totaled $126.4 million.

1993 COMPARED TO 1992
---------------------
SALES

Sales in 1993 were $1,029 million, which represented a $240 million increase over 1992. This increase was primarily attributable to the $209 million increase in sales of industrial products, which resulted from the acquisition of Valenite in February, 1993. The plastics machinery sales increase totaled $56 million, or 19%; $15 million of the increase resulted from the Ferromatik acquisition, but the largest factor was higher U.S. sales of injection molding machines. Machine tool sales declined by $25 million, or 7%, due to the decline in sales of advanced machine tools for the aerospace market.

Sales of all segments to foreign markets increased in 1993 by $55 million to $298 million due to acquisitions. Export shipments increased by $7 million due to the acquisition of Valenite, which more than offset reductions in exports of injection molding machines and advanced machine tools to Europe.

NEW ORDERS AND BACKLOG

New orders for 1993 were $970 million, which represented a $208 million increase over 1992. The increase was caused by a $60 million, or 20%, improvement in plastics machinery orders and by orders totaling $209 million for Valenite. Machine tool orders declined by $61 million, or 17%. This decline was caused principally by (i) a large order (over $25 million) that was received in 1992 and not repeated in 1993, (ii) reduced demand from customers in the aerospace industry resulting in a sales decline of about $18 million and (iii) the discontinuation of certain less profitable product lines resulting in a sales decline of about $12 million.

Export orders approximated $100 million in 1993 and 1992; in 1993, orders for industrial products increased due to the Valenite acquisition, while orders for plastics machinery and machine tools declined.

At January 1, 1994, the backlog of unfilled orders was $246 million, down from $250 million at year-end 1992, reflecting reduced orders for aerospace equipment, which was partially offset by the acquisitions of Valenite and Ferromatik and the increased backlog of orders for other plastics machinery products.

MARGINS, COSTS AND EXPENSES


Manufacturing margins increased from 22.4% in 1992 to 23.1% in 1993. Margins for plastics machinery continued to be held back due to competitive pricing pressures in the U.S. and Europe. Margins for machine tools declined primarily due to the severe reduction in shipments of advanced machine tools to aerospace customers which resulted in significant excess capacity costs late in 1993. Margins for industrial products, excluding Valenite, declined in 1993 due in part to reduced volume of European cutting fluids. The Valenite acquisition contributed 1.8 percentage points to the overall increase in manufacturing margins in 1993.

Selling and administrative expense for 1993 increased over 1992 due to higher sales. Excluding the effects of the Valenite acquisition, selling expense remained constant at approximately 14% of sales. Administrative expense increased primarily due to the Valenite acquisition.

Other costs and expenses - net included a $2.5 million gain on the sale of land in Austria.

Interest expense, net of interest income, for 1993 decreased by $2.8 million compared with 1992. This reduction resulted primarily from the redemption of $60 million of the company's 12% debentures due 2010.

DISPOSITION OF SUBSIDIARY

The company's Sano subsidiary incurred an operating loss of approximately $26.3 million in 1993, which included charges totaling $22.8 million for the disposition of the subsidiary. The decision to sell Sano was due in part to continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth and profit potential and, as a result, did not meet the company's criteria for a core business. The business was sold in February, 1994.

INCOME TAXES AND EXTRAORDINARY TAX BENEFIT

The provision for income taxes in 1993 consisted of domestic state and local taxes and certain foreign taxes. Current tax benefits were not offset against the domestic loss that was caused by the charges described above in accordance with income tax accounting rules adopted in 1993. In addition, current tax benefits could not be recognized for losses in certain foreign jurisdictions.

The provision for income taxes in 1992 of approximately 40% included the federal statutory rate as well as the effect of state and local and foreign income taxes.

The extraordinary tax benefit in 1992 resulted from the utilization of a portion of the company's net operating loss carryforward.

EARNINGS

For 1993, before extraordinary items and cumulative effect of changes in methods of accounting, the company reported a loss of $45.4 million, or $1.41 per share, compared with a profit of $16.1 million, or $.58 per share, for 1992. The reduction in earnings from 1992 to 1993 was caused by the consolidation and disposition of subsidiary charges described above that totaled $69.9 million.

The net loss for 1993 included the effect of an extraordinary charge of $4.4 million, or $.14 per share, related to the early extinguishment of $60 million of 12% debentures due 2010.

The net loss for 1993 also included the effect of adopting two new accounting standards resulting in charges to earnings totaling $52.1 million, or $1.61 per share. The first new standard, SFAS No. 109, significantly changed methods of accounting for income taxes and resulted in a charge of $4.2 million, or $.13 per share. The second standard, SFAS No. 106, requires that certain postretirement benefits, such as health care, be accounted for on the accrual method. The adoption of this standard resulted in a charge of $47.9 million, or $1.48 per share, to record the accrued liability for retiree health care benefits. Because of limitations on the recognition of deferred tax assets under SFAS No. 109, no income tax benefit could be recorded in connection with the adoption of SFAS No. 106. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings for 1993, while the new rules regarding income taxes precluded the recognition of tax benefits with respect to domestic and certain foreign operating losses.

As discussed above, the company recorded an extraordinary tax benefit from the utilization of loss carryforwards of $5.4 million, or $.19 per share, for 1992.

After the charges described above, extraordinary item and cumulative effect of changes in methods of accounting, the company had a net loss of $101.9 million, or $3.16 per share, for 1993, compared with net earnings of $21.5 million, or $.77 per share, for 1992. The reduction in net earnings from 1992 to 1993 was caused by the aforementioned charges, the extraordinary item and the cumulative effect of changes in methods of accounting that totaled $126.4 million.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At December 31, 1994, the company had cash and cash equivalents of $22 million, an increase of $3 million during the year. Operating activities provided $8 million of cash in 1994 after deducting incremental cash costs of the consolidation of $14 million. Operating activities provided $22 million in 1993.

Total debt was $227 million at December 31, 1994, an increase of $42 million over 1993. The ratio of total debt to total capital (debt plus equity) was 59% at December 31, 1994, and 60% at year-end 1993. Working capital increased by $37 million in 1994 and the current ratio improved to 1.4.

Expenditures for new property, plant and equipment in 1994 were $43 million, including approximately $8 million for the implementation of advanced manufacturing technologies at Ferromatik and plant modernization at Valenite, compared to $23 million in 1993. Proceeds from the disposal of property, plant and equipment for 1994 were $4 million compared to $22 million in 1993. Proceeds during 1993 included amounts related to the sale of surplus assets and the sale and operating leaseback of certain manufacturing equipment. The 1995 capital budget is $54 million, some of which is expected to be financed through operating leases.

In 1994, the company completed an offering involving the issuance of $115 million of 8 3/8% Notes due 2004. The proceeds were used to redeem at par the company's outstanding 8 3/8% Senior Notes due 1997 and to repay short-term debt.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $40 million at December 31, 1994, that were subject to foreign exchange risk. The company also enters into various transactions in the ordinary course of business for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

At year-end 1994, the company had lines of credit with various U.S. and non-U.S. banks of approximately $366 million, including a $200 million committed revolving credit facility. These credit facilities supported letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility was amended in December, 1994, to increase the amount of borrowings available thereunder from $130 million to $200 million. The facility, which allows borrowings through July, 1996, imposes restrictions on total indebtedness in relation to total capital (debt plus tangible net worth, the latter being approximately equal to shareholders' equity). The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the amended facility, the company's additional borrowing capacity totaled approximately $113 million at year-end 1994.

Under the provisions of the revolving credit facility related to total indebtedness, the 1995 repayments of long-term debt will give rise to additional borrowing capacity. As a result, utilization of this facility to repay long-term debt will not reduce the company's borrowing capacity.

The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements, including those associated with the acquisition of Widia (see Subsequent Events).

SUBSEQUENT EVENTS
-----------------

On January 27, 1995, the company sold its American Mine Tool business resulting in a pre-tax gain of $5 million.

On February 1, 1995, the company completed the acquisition of Germany-based Krupp Widia GmbH (Widia) for $78 million in cash and $21 million assumed debt. Widia, with 1994 sales of approximately $240 million, is one of the world's leading producers of industrial metalcutting products. The acquisition was financed principally through the company's revolving credit facility described above. After giving effect to the acquisition, as well as anticipated operating cash flows, the company estimates that its unused borrowing capacity under the revolving credit facility at the end of the first quarter will exceed $40 million. The company is currently evaluating alternative actions to integrate Valenite and Widia to improve future profitability which could result in incremental costs and expenses in 1995.

OUTLOOK
-------

The company believes it will achieve sales growth in all three business segments in 1995. Any slowdown in the U.S. economy, especially in the automotive sector, could be a deterrent to future growth in all three segments. The company continues to experience some production bottlenecks and supplier shortages in the machine tool segment and these could hold back earnings in the first half of the year, which is traditionally slow for machine tool shipments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beginning on page 26 and continuing through page 41 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

CONSOLIDATED STATEMENT OF EARNINGS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATRUDAY CLOSEST TO DECEMBER 31.


(In millions, except per-share amounts)       1994        1993       1992
                                          --------    --------     ------
Sales                                     $1,197.1    $1,029.4     $789.2
Cost of products sold                        904.8       791.3      612.6
                                          --------    --------     ------
  Manufacturing margins                      292.3       238.1      176.6
Other costs and expenses
  Selling and administrative                 222.2       191.3      133.6
  Consolidation charge                         -          47.1        -
  Disposition of subsidiary                    -          22.8        -
  Other - net                                  5.9          .7        (.2)
                                          --------    --------     ------
    Total other costs and expenses           228.1       261.9      133.4
                                          --------    --------     ------
Operating earnings (loss)                     64.2       (23.8)      43.2
Interest
  Income                                       2.6         2.3        2.9
  Expense                                    (17.9)      (15.7)     (19.1)
                                          --------    --------     ------
    Interest - net                           (15.3)      (13.4)     (16.2)
                                          --------    --------     ------
Earnings (loss) before income
  taxes, extraordinary items and
  cumulative effect of changes in
  methods of accounting                       48.9       (37.2)      27.0
Provision for income taxes                    11.2         8.2       10.9
                                          --------    --------     ------
Earnings (loss) before extraordinary
  items and cumulative effect of
  changes in methods of accounting            37.7       (45.4)      16.1
Extraordinary items
  Loss on early extinguishment of debt         -          (4.4)       -
  Tax benefit from loss carryforward           -           -          5.4
Cumulative effect of changes in methods
  of accounting                                -         (52.1)       -
                                          --------    --------     ------
Net earnings (loss)                         $ 37.7    $ (101.9)     $21.5
                                          ========    ========     ======
Earnings (loss) per common share
  Earnings (loss) from continuing
    operations before extraordinary items
    and cumulative effect of changes in
    methods of accounting                    $1.10      $(1.41)      $.58
  Extraordinary items
    Loss on early extinguishment of debt       -          (.14)       -
    Tax benefit from loss carryforward         -           -          .19
  Cumulative effect of changes in methods
    of accounting                              -         (1.61)       -
                                          --------    --------     ------
  Net earnings (loss)                       $ 1.10     $ (3.16)      $.77
                                          ========    ========     ======

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
CINCINNATI MILCRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.

(In millions)                                             1994       1993
                                                      --------     ------
Assets
  Current assets
    Cash and cash equivalents                            $21.5      $18.8
    Notes and accounts receivable
      less allowances                                    188.0      188.3
    Inventories
      Raw materials                                       25.4       21.5
      Work-in-process and finished parts                 162.8      155.7
      Finished products                                   79.0       70.0
                                                      --------     ------
        Total inventories                                267.2      247.2
    Other current assets                                  38.0       29.3
                                                      --------     ------
      Total current assets                               514.7      483.6
  Property, plant and equipment - net                    198.8      184.0
  Other noncurrent assets                                 74.1       62.0
                                                      --------     ------
  Total assets                                          $787.6     $729.6
                                                      ========     ======
Liabilities and Shareholders' Equity
  Current liabilities
    Amounts payable to banks                             $62.8      $74.2
    Long-term debt and lease obligations
      due within one year                                 21.1        3.4
    Trade accounts payable                                99.2       84.6
    Advance billings and deposits                         39.6       36.9
    Accrued and other current liabilities                140.6      170.2
                                                      --------     ------
      Total current liabilities                          363.3      369.3
  Long-term accrued liabilities                          123.5      128.6
  Long-term debt and lease obligations                   143.0      107.6
                                                      --------     ------
    Total liabilities                                    629.8      605.5
                                                      --------     ------
  Commitments and contingencies                             -          -
  Shareholders' equity
    4% Cumulative Preferred shares                         6.0        6.0
    Common shares, $1 par value (outstanding:
      33.7 in 1994 and 33.5 in 1993)                      33.7       33.5
    Capital in excess of par value                       255.5      251.3
    Accumulated deficit                                 (125.9)    (151.2)
    Cumulative foreign currency translation
      adjustments                                        (11.5)     (15.5)
                                                        ------     ------
        Total shareholders' equity                       157.8      124.1
                                                        ------     ------
  Total liabilities and shareholders' equity            $787.6     $729.6
                                                        ======     ======

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.

                                                                                                    Cumulative
                                                  4%                                                   Foreign
                                          Cumulative        Common      Capital in                    Currency           Total
                                           Preferred        Shares,      Excess of    Accumulated  Translation    Shareholders
(In millions, except share amounts)           Shares  $1 Par Value       Par Value        Deficit  Adjustments          Equity
                                          ----------  ------------       ---------     ----------  -----------    ------------
Balance at year-end 1991                        $6.0         $27.4          $140.3         $(48.8)        $4.1          $129.0
Stock options exercised and restricted
  stock awarded for 91,628 common shares                        .1             2.4                                         2.5
Sale of 42,640 treasury shares                                                  .6                                          .6
Net earnings for the year                                                                    21.5                         21.5
Cash dividends
  Preferred shares ($4.00 per share)                                                          (.2)                         (.2)
  Common shares ($.36 per share)                                                            (10.0)                       (10.0)
Foreign currency translation adjustments                                                                   (9.0)          (9.0)
                                          ----------  ------------       ---------     ----------  ------------   ------------
Balance at year-end 1992                         6.0          27.5           143.3          (37.5)         (4.9)         134.4
Issuance of 5,175,000 common shares in
  public offering                                              5.2            95.4                                       100.6
Stock options exercised and restricted stock
  awarded for 854,918 common shares                             .8            12.8                                        13.6
Net purchase of 3,967 treasury shares                                          (.2)                                        (.2)
Net loss for the year                                                                      (101.9)                      (101.9)
Cash dividends
  Preferred shares ($4.00 per share)                                                          (.2)                         (.2)
  Common shares ($.36 per share)                                                            (11.6)                       (11.6)
Foreign currency translation adjustments                                                                  (10.6)         (10.6)
                                          ----------  ------------       ---------     ----------  ------------   ------------
Balance at year-end 1993                         6.0          33.5           251.3         (151.2)        (15.5)         124.1
Stock options exercised and restricted stock
  awarded for 203,404 common shares                             .2             4.1                                         4.3
Sale of 6,998 treasury shares                                                   .1                                          .1
Net earnings for the year                                                                    37.7                         37.7
Cash dividends
  Preferred shares ($4.00 per share)                                                          (.2)                         (.2)
  Common shares ($.36 per share)                                                            (12.2)                       (12.2)
Foreign currency translation adjustments                                                                    4.0            4.0
                                           ---------  ------------       ---------     ----------  ------------   ------------
Balance at year-end 1994                        $6.0         $33.7          $255.5        $(125.9)       $(11.5)        $157.8
                                           =========  ============       =========     ==========  ============   ============

See notes to consolidated financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


(In millions)                                      1994       1993       1992
                                                   ----       ----       ----

Increase (Decrease) in Cash and Cash Equivalents
  Operating Activities Cash Flows
    Net earnings (loss)                           $37.7    $(101.9)     $21.5
    Extraordinary loss on early
      extinguishment of debt                        -          4.4        -
    Cumulative effect of changes in
      methods of accounting                         -         52.1        -
    Other operating activities providing
      (using) cash
        Depreciation                               28.2       26.1       20.9
        Consolidation charge                        -         47.1        -
        Disposition of subsidiary                   -         22.8        -
        Deferred income taxes                        .5        1.5        1.5
        Working capital changes
          Notes and accounts receivable             4.8       31.6       13.0
          Inventories                             (19.8)      24.2      (16.5)
          Other current assets                      (.4)       5.1        1.3
          Trade accounts payable                   13.3       (8.3)       9.6
          Other current liabilities               (42.5)     (61.5)     (29.5)
        Increase in other noncurrent assets        (3.2)      (2.1)      (3.3)
        Decrease in long-term accrued liabilities  (6.2)     (10.1)     (11.0)
        Other - net                                (4.4)      (8.8)      (9.7)
                                                 ------    -------      -----
          Net cash provided (used) by operating
            activities                              8.0       22.2       (2.2)
                                                 ------    -------      -----
  Investing Activities Cash Flows
    Capital expenditures                          (43.0)     (23.4)     (17.6)
    Net disposals of property, plant and
      equipment                                     4.3       22.2       11.1
    Acquisitions                                   (1.9)    (112.5)       -
    Divestitures                                    3.2        5.0        -
                                                 ------    -------      -----
      Net cash used by investing activities       (37.4)    (108.7)      (6.5)
                                                 ------    -------      -----
  Financing Activities Cash Flows
    Dividends paid                                (12.4)     (11.8)     (10.2)
    Issuance of long-term debt                    115.4        -          -
    Repayments of long-term debt and lease
      obligations                                 (62.8)     (61.9)      (1.4)
    Increase (decrease) in amounts payable
      to banks                                    (12.5)      54.8       15.9
    Net issuance of common shares                   4.4      114.0        3.1
    Redemption premium on early extinguishment
      of debt                                       -         (4.7)       -
                                                 ------    -------      -----
      Net cash provided by financing activities    32.1       90.4        7.4
                                                 ------    -------      -----
Increase (decrease) in cash and cash equivalents    2.7        3.9       (1.3)
Cash and cash equivalents at beginning of year     18.8       14.9       16.2
                                                 ------    -------      -----
 Cash and cash equivalents at end of year        $ 21.5      $18.8      $14.9
                                                 ======    =======      =====

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END
The company's year ends on the Saturday closest to December 31 of each year. Fiscal year ends are as follows:
     1994:  December 31, 1994
     1993:  January 1, 1994
     1992:  January 2, 1993

CONSOLIDATION
The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions are eliminated.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the company's foreign operations are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at weighted-average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings (loss) and accumulated in a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in other costs and expenses - net in the Consolidated Statement of Earnings. Gains and losses on foreign exchange forward contracts are recognized as part of the specific transaction hedged.

CASH AND CASH EQUIVALENTS
The company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INVENTORY VALUATION
Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are last-in, first-out (LIFO) for most U.S. inventories and average or standard cost, which approximates first-in, first-out (FIFO), for other inventories.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including capital leases, are stated at cost. Equipment leased to customers is accounted for under the operating lease method. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of plant and equipment.

Property, plant and equipment currently idle and held for sale or identified for sale in the future are valued at the lower of historical cost less accumulated depreciation, or estimated net realizable value. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

INCOME TAXES
The company provides deferred taxes for cumulative temporary differences between the financial reporting basis and income tax basis of its assets and liabilities. Provisions are made for any additional taxes on anticipated distributions from subsidiaries.

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


CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING

Effective January 3, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires the use of the liability method, under which deferred income tax assets and liabilities related to cumulative differences between an entity's financial reporting and tax basis balance sheets are recognized using expected future tax rates. Previously, the company had used the deferred method, under which deferred income tax assets and liabilities were based on historical differences between financial reporting income and taxable income and recognized using historical income tax rates. Financial results for fiscal year 1992 have not been restated in connection with the adoption of this standard.

The company's domestic operations also adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," effective January 3, 1993. This standard requires that the expected cost of postretirement benefits other than pensions, such as health care benefits, that are provided to retirees be recognized on the accrual method during the years that employees render service. The company provides health care benefits to U.S. retirees and previously recognized the related cost as the benefits were paid. The standard does not permit the restatement of the financial results of prior years.

The company has recorded the cumulative effect (to January 2, 1993) of adopting these standards as a charge to earnings in the first quarter of 1993, as follows:


CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING
                                                          1993
                                               ----------------------------
                                               Charge to         Per Common
(In millions, except per share amounts)        Earnings              Share
                                               ---------         ----------

Income taxes                                       $(4.2)            $ (.13)

Retiree health care benefits
  (with no current tax effect)                     (47.9)             (1.48)
                                                  ------              ------
                                                  $(52.1)            $(1.61)
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

CONSOLIDATION CHARGE

In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly, recorded a charge of $47.1 million (with no current tax effect). Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina was phased out during 1994 and the plants were closed by year-end. The consolidation addressed excess manufacturing capacity created by two factors: the company's successful Wolfpack program, which significantly reduced the hours and floorspace required to manufacture and assemble machine tool products, and the unusually steep recession in the aerospace industry, which has dramatically lowered demand for the company's advanced machine tool systems. The consolidation plan included a provision for the phase out of production in South Carolina offset by a simultaneous ramp up of production in Cincinnati in order to minimize the effect of the consolidation on 1994 sales.

Major components of the charge are reflected in the following table.

Consolidation Charge

(In millions)                                       1993
                                                   -----
Severance and other fringe benefits                $ 9.1
Costs to relocate key employees
  and production                                    10.0
Write-downs of inventory of discontinued
  products                                           6.1
Loss on disposal of plant and equipment              4.9
Accrual for operating losses through plant
  closing dates                                     13.6
Other                                                3.4
                                                   -----
                                                   $47.1
                                                   =====

Reserves related to additional cash costs to be incurred principally in the first quarter of 1995 totaled approximately $2.6 million at year-end 1994.

Completion of the consolidation was originally expected to result in a net employee reduction of 235 in U.S. machine tool operations. However, increased customer demand for machine tool products, including the products being transferred from South Carolina, has caused this target to be reduced to 150. In addition, the favorable job market in South Carolina resulted in an unexpectedly high early attrition rate at the facilities to be closed. As a result of these factors, the cost for severance and other fringe benefits was approximately $6 million less than the original estimate reflected above. Simultaneously, a higher than expected number of voluntary terminations slowed the phase out of production in South Carolina and as a result, operating losses through the closure date of the two plants were approximately $2 million higher than originally expected. The net $4 million reduction in the cost of the consolidation was utilized to absorb incremental costs arising from the 1990 and 1991 machine tool restructurings, including lower estimated net proceeds from the sale of the Heald facility, the closure of certain overseas sales offices and the restructuring of domestic machine tool operations.

DISPOSITION OF SUBSIDIARY

In November, 1993, the company announced its decision to sell its Sano business. Accordingly, the company recorded charges in the third and fourth quarters of 1993 totaling $22.8 million (with no current tax effect) to adjust its investment in Sano to net realizable value. The decision to sell Sano was due in part to its continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth and profit potential and as a result, did not meet the company's criteria for a core business. In February, 1994, the company completed the sale of Sano resulting in initial cash proceeds of $2.0 million. The remainder of the gross sales price of approximately $7 million is being received through the collection of trade receivables and in varying installments through 1999.

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

On November 8, 1993, the company completed the acquisition of Ferromatik, the plastics injection molding machine business of Kloeckner-Werke AG, for DM 74.8 million (approximately $44 million) in cash and DM 10.6 million (approximately $6 million) in assumed debt. The acquisition, which was accounted for under the purchase method, was financed primarily through borrowings under the company's existing lines of credit, including its committed revolving credit facility. Ferromatik, which is headquartered in Germany, is one of the world's leading producers of injection molding machines and is recognized for high-end technology and specialty applications.

The aggregate acquisition cost of the company's investments in Valenite and Ferromatik, including professional fees and other costs related thereto, was approximately $115.5 million. The following table presents the allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed. Goodwill arising from the Valenite and Ferromatik acquisitions, which is included in other noncurrent assets in the following table, totaled $15.6 million.
ALLOCATION OF ACQUISITION COST

(In millions)                                        1993
                                                   ------
Cash and cash equivalents                          $  1.1
Accounts receivable                                  54.6
Inventories                                          74.2
Other current assets                                 19.5
Property, plant and equipment                        91.1
Other noncurrent assets                              28.6
                                                   ------
  Total assets                                      269.1
                                                   ------
Amounts payable to banks and
  long-term debt due within one year                 13.1
Other current liabilities                           103.7
Long-term accrued liabilities                        31.6
Long-term debt and lease obligations                  5.2
                                                   ------
  Total liabilities                                 153.6
                                                   ------
Total acquisition cost                             $115.5
                                                   ======

As presented above, other current liabilities includes a reserve of $44.0 million for the restructuring of Valenite for future profitability. The restructuring plan included the consolidation of production through the closing of eleven production facilities, the downsizing of two production facilities and a net employee reduction in excess of 500. The total cost of the restructuring, to the extent reflected in the allocation of acquisition cost, was $53.7 million ($25.8 million in cash) and included amounts for severance, relocation and losses on the sale of surplus inventory, machinery and equipment and production facilities. Additional costs in 1993 and 1994 related to the overall restructuring plan that were not reserved for in the allocation of acquisition cost totaled $11.4 million, of which $7.9 million was recorded as capital expenditures with the remaining $3.5 million being charged to expense as incurred. The restructuring, which began March 2, 1993, was completed in 1994.

Other current liabilities also includes a reserve of $6.5 million for the restructuring of Ferromatik during 1994. Capital expenditures related to the overall restructuring plan, which are not reserved in the allocation of acquisition cost, totaled $.3 million in 1994 but will be more significant in 1995. Due to general economic conditions in Europe, the operations of Ferromatik's manufacturing plant were restructured during 1993 and 1992 to improve efficiency and reduce personnel levels. The company and Ferromatik identified additional restructuring actions, including further personnel reductions, that are intended to improve Ferromatik's profitability in the future. These actions, which complement the actions already taken prior to the acquisition, were substantially completed during 1994 except for the capital expenditures to be made in 1995.

Unaudited pro forma sales and earnings information for 1993 and 1992 prepared under the assumption that the acquisitions had been completed at the beginning of those years is as follows:

PRO FORMA INFORMATION

(In millions, except per-share amounts)                1993      1992
                                                   --------  --------
Sales                                              $1,128.4  $1,187.5
                                                   ========  ========
Earnings (loss) before extraordinary
  items and cumulative effect of changes
  in methods of accounting                           $(48.2)    $19.3
Extraordinary items
  Loss on early extinguishment of debt                 (4.4)       -
  Tax benefit from loss carryforward                    -         4.0
Cumulative effect of changes
  in methods of accounting                            (52.1)      -
                                                   --------  --------
Net earnings (loss)                                 $(104.7)    $23.3
                                                   ========  ========

Earnings (loss) per common share
  Earnings (loss) before extraordinary
    items and cumulative effect of changes
    in methods of accounting                         $(1.50)     $.69
  Extraordinary items
    Loss on early extinguishment of debt               (.14)      -
    Tax benefit from loss carryforward                 -          .15
  Cumulative effect of changes
    in methods of accounting                          (1.61)      -
                                                   --------  --------
  Net earnings (loss)                                $(3.25)     $.84
                                                   ========  ========

RESEARCH AND DEVELOPMENT

Charges to operations for research and development activities are summarized below. The amounts include expenses related to the company's Wolfpack product development and process improvement program.

RESEARCH AND DEVELOPMENT

(In millions)                           1994        1993       1992
                                       -----       -----      -----
Research and development               $46.8       $41.9      $34.1
                                       =====       =====      =====


RETIREMENT BENEFIT PLANS

Summarized in the following tables are the company's pension cost (income) and funded status of its major pension plans.

Pension Cost (Income)

(In millions)                           1994        1993       1992
                                       -----       -----      ------
Service cost (benefits earned
  during the period)                    $7.6        $6.3       $6.3
Interest cost on projected
  benefit obligation                    32.2        31.5       29.0
Actual loss (return) on plan assets      4.8       (54.8)     (24.0)
Net amortization and deferral          (47.0)       14.3      (18.7)
                                       -----       -----      -----
Pension cost (income)                  $(2.4)      $(2.7)     $(7.4)
                                       =====       =====      =====

FUNDED STATUS OF PENSION PLANS AT YEAR-END

(In millions)                                         1994      1993
                                                   -------   -------
Vested benefit obligation                          $(316.6)  $(340.2)
                                                   =======   =======
Accumulated benefit obligation                     $(331.9)  $(353.7)
Plan assets at fair value, primarily listed
  stocks and debt securities, including
  company stock of $14.9 in 1994
  and $14.0 in 1993                                 $366.1    $396.9
Projected benefit obligation                        (383.7)   (416.9)
                                                   -------   -------
Deficiency of plan assets in relation
  to projected benefit obligation                    (17.6)    (20.0)
Unrecognized net (gain ) loss                         41.6      46.8
Unrecognized net transition asset                    (24.8)    (30.2)
                                                   -------   -------
Accrued pension liability                             $(.8)    $(3.4)
                                                   =======   =======


At December 31, 1994, the projected benefit obligation of the company's U.S. plan exceeded its assets by $28.9 million, while the assets of the plan for United Kingdom employees exceeded the projected benefit obligation by $11.3 million. A contribution of $.1 million was made to the U.S. plan in 1994. Because of the funded status of the two plans, no other contributions were required or made in the three year period ended December 31, 1994.

For 1994 and 1993, the assumed discount rates used in determining the projected benefit obligation were 9% and 7 1/2%, respectively. The assumed rate of increase in remuneration was 5% for 1994 and 4 1/2% for 1993. The weighted-average expected long-term rate of return on plan assets used to determine pension income was 9 1/2% in all years presented.

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

Effective January 3, 1993, the company's domestic operations adopted Statement of Financial Accounting Standards No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions." The change did not significantly affect earnings before extraordinary items and cumulative effect of changes in methods of accounting for 1993.

The following table presents the components of the company's liability for future retiree health care benefits.

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS
(In millions)                                        1994      1993
                                                   ------    ------
Accumulated postretirement benefit obligation
  Retirees                                         $(35.2)   $(42.6)
  Fully eligible active participants                 (5.4)     (7.4)
  Other active participants                          (7.5)     (8.1)
                                                   ------    ------
                                                    (48.1)    (58.1)
Unrecognized net loss                                 2.6       9.8
                                                   ------    ------
                                                   $(45.5)   $(48.3)
                                                   ======    ======

At year-end 1994, $1.5 million of the total liability for postretirement health care benefits is included in current liabilities in the Consolidated Balance Sheet.

Retiree health care costs for 1994 were $4.8 million, consisting of service cost of $.5 million, interest of $4.0 million and amortization of $.3 million. In 1993, retiree health care costs were $4.5 million, including service cost and interest of $.3 million and $4.2 million, respectively.

Prior to 1993, the company recognized the cost of health care benefits paid to U.S. retirees as incurred. Such costs totaled $5.8 million in 1992.

The discount rates used in calculating the accumulated postretirement benefit obligation were 8 1/2% for 1994 and 7% for 1993. For 1995, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 10%. This rate is assumed to decrease to varying degrees annually to 6% for years 2005 and thereafter. Because of the effect of the 1992 plan changes that froze the dollar amount of the company's contributions for future years, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

INCOME TAXES

Effective January 3, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities using expected future tax rates. The tax effects of temporary differences that give rise to the recorded deferred tax assets and deferred tax liabilities at year-end 1994 and 1993 are presented in the following table.

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(In millions)                                        1994      1993
                                                    -----      ----
Deferred tax assets
  Net operating loss and various tax
    credit carryforwards                            $56.8    $ 40.8
  Accrued postretirement health care benefits        15.4      16.9
  Inventories, principally due to obsolescence
    reserves and additional costs inventoried
    for tax purposes                                  7.1       5.6
  Accrued employee benefits other than
    pensions and retiree health care benefits         5.2       3.2
  Accrued pension costs                               4.6       5.3
  Accrued warranty costs                              3.2       2.2
  Accounts receivable, principally due to
    allowances for doubtful accounts                  1.8       1.3
  Consolidation, restructuring and
    other reserves                                    2.0      34.8
  Foreign investments                                 1.4       9.2
  Other                                              15.8      13.1
                                                   ------    ------
    Total deferred tax assets                       113.3     132.4
    Less valuation allowance                        (85.7)    (95.7)
                                                   ------    ------
      Net deferred tax assets                        27.6      36.7
                                                   ------    ------
Deferred tax liabilities
  Property, plant and equipment, principally
    due to differences in depreciation methods       18.5      26.1
  Undistributed earnings of foreign subsidiaries      -         3.9
  Pension assets                                      3.5       2.9
  Other                                               7.6       4.2
                                                   ------    ------
    Total deferred tax liabilities                   29.6      37.1
                                                   ------    ------
Net deferred tax liability                          $(2.0)   $  (.4)
                                                   ======    ======


Summarized in the following tables are the company's earnings (loss) before income taxes, extraordinary items and cumulative effect of changes in methods of accounting, its provision for income taxes, and a reconcilement of the U.S. statutory rate to the tax provision rate.

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING

(In millions)                           1994       1993        1992
                                       -----     ------       -----
United States                          $32.7     $(41.5)      $28.0
Foreign                                 16.2        4.3        (1.0)
                                       -----     ------       -----
                                       $48.9     $(37.2)      $27.0
                                       =====     ======       =====

PROVISION FOR INCOME TAXES
                                                                Deferred
                                           Liability Method       Method
(In millions)                              1994        1993         1992
                                           -----      -----      -------
Current provision
  United States                            $ 4.1       $ -          $ -
  State and local                            3.4        2.4          1.7
  Foreign                                    3.2        4.3          2.3
                                           -----       ----        -----
                                            10.7        6.7          4.0
                                           -----       ----        -----

Deferred provision
  United States                              -          -             .6
  Foreign                                     .5        1.5           .9
                                           -----       ----        -----
                                              .5        1.5          1.5
                                           -----       ----        -----
Provision recognized as
  extraordinary benefit                      -          -            5.4
                                           -----       ----        -----
                                           $11.2       $8.2        $10.9
                                           =====       ====        =====


COMPONENTS OF THE PROVISION FOR DEFERRED INCOME TAXES

                                                                Deferred
                                           Liability Method       Method
(In millions)                              1994        1993         1992
                                           -----     ------      -------
Tax effects of consolidation,
  restructuring and other reserves         $32.8     $ (9.2)        $1.2
Change in deferred revenue                   (.2)     (16.3)         -
Depreciation                                (7.6)       1.3          -
Change in valuation allowance              (10.0)      25.5          -
Change in deferred taxes related to
  operating loss carryforward              (16.0)      (1.3)         -
Other                                        1.5        1.5           .3
                                           -----      -----         ----
                                           $  .5     $  1.5         $1.5
                                           =====     ======         =====


RECONCILEMENT OF THE U.S. STATUTORY RATE TO THE TAX PROVISION RATE

                                                                Deferred
                                           Liability Method       Method
                                           1994        1993         1992
                                           -----      -----      -------
U.S. statutory tax rate                     35.0%     (35.0)%       34.0%
Increase (decrease) resulting from
  Losses without current tax benefits        5.6       56.1          5.1
  Tax benefits from net reversal of
  U.S. temporary differences               (15.1)       -            -
  Effect of operations outside the U.S.     (9.5)      (5.5)        (2.7)
  State and local taxes, net of federal
    benefit                                  7.0        6.5          4.2
  Other                                      (.1)       (.1)         (.2)
                                           -----      -----        -----
                                            22.9%      22.0%        40.4%
                                           =====      =====        =====


In 1992, in accordance with accounting rules then in effect, the company recognized an extraordinary tax benefit of $5.4 million, or $.19 per share, from the realization of its U.S. net operating loss carryforward that originated principally from a closing and relocation charge of $75.1 million recorded in 1991 and a special charge of $32.8 million for product discontinuance and the reorganization of grinding machine and certain other machine tool manufacturing operations recorded in 1990.

For U.S. tax reporting purposes, at year-end 1994, the company had net operating loss carryforwards of approximately $41 million which expire in 2008 and 2009.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $42 million at the end of 1994.

Income taxes of $10.4 million, $16.1 million and $5.0 million were paid in 1994, 1993 and 1992, respectively.

RECEIVABLES

The components of notes and accounts receivable less allowances are shown in the following table.
NOTES AND ACCOUNTS RECEIVABLE LESS ALLOWANCES

(In millions)                                        1994      1993
                                                   ------    ------
Notes receivable                                   $ 12.9    $  6.0
Accounts receivable                                 183.8     190.2
                                                   ------    ------
                                                    196.7     196.2
Less allowances for doubtful accounts                 8.7       7.9
                                                   ------    ------
                                                   $188.0    $188.3
                                                   ======    ======

The acquisition of Valenite was financed in part through the sale of $50.0 million of the company's U.S. accounts receivable. The sale transaction occurred under a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. In order to maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. On March 18, 1994, the receivables purchase agreement was amended and restated to provide for the sale of up to $65.0 million of interests in accounts receivable through January, 1996, the termination date of the agreement. At December 31, 1994, and January 1, 1994, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $65.0 million and $50.0 million, respectively. The company also sold an additional $11.4 million of accounts receivable in the fourth quarter of 1993 under a separate receivables purchase agreement. Costs related to both sales are included in other costs and expenses - net in the Consolidated Statement of Earnings. The proceeds are reported as providing operating cash flow in the Consolidated Statement of Cash Flows.

INVENTORIES

Inventories amounting to $136.1 million for 1994 and $134.8 million for 1993 are stated at LIFO cost. Such inventories if stated at FIFO cost would be greater by approximately $59.5 million in 1994 and $57.4 million in 1993.

As presented in the Consolidated Balance Sheet, inventories are net of reserves for obsolescence of $38.6 million and $33.8 million in 1994 and 1993, respectively.

PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are shown in the following table.

PROPERTY, PLANT AND EQUIPMENT - NET

(In millions)                                        1994      1993
                                                   ------    ------
Land                                               $  8.1    $  8.4
Buildings                                           139.4     138.3
Machinery and equipment                             301.8     284.6
                                                   ------    ------
                                                    449.3     431.3

Less accumulated amortization and
  allowances for depreciation                       250.5     247.3
                                                   ------    ------
                                                   $198.8    $184.0
                                                   ======    ======

OTHER ASSETS

At December 31, 1994, other current assets includes $10.3 million related to assets held for sale, including the net book value of Valenite's American Mine Tool business, which was sold in January, 1995, and certain idle production facilities which are expected to be sold in 1995.

At December 31, 1994, the $5.9 million carrying value of the two South Carolina facilities that were closed in connection with the machine tool consolidation is included in other noncurrent assets. At January 1, 1994, property, plant and equipment - net included $7.2 million related to these facilities which were still in use at that time.

LIABILITIES

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

ACCRUED AND OTHER CURRENT LIABILITIES

(In millions)                                        1994     1993
                                                   ------    ------
Accrued salaries, wages and
  other compensation                               $ 29.9    $ 21.5
Consolidation reserve                                 2.6      38.7
Restructuring reserves                                3.1      17.1
Accrued and deferred income taxes                    21.5      23.6
Other accrued expenses                               83.5      69.3
                                                   ------    ------
                                                   $140.6    $170.2
                                                   ======    ======

LONG-TERM ACCRUED LIABILITIES

(In millions)                                        1994      1993
                                                   ------    ------
Accrued pension and other compensation             $ 27.3    $ 24.1
Accrued postretirement health care benefits          44.0      46.9
Accrued and deferred income taxes                    25.8      30.5
Other                                                26.4      27.1
                                                   ------    ------
                                                   $123.5    $128.6
                                                   ======    ======


LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations are shown in the following table.

LONG-TERM DEBT AND LEASE OBLIGATIONS

(In millions)                                        1994      1993
                                                   ------    ------
Long-term debt
  8 3/8% Notes due 2004                            $115.0    $  -
  8 3/8% Senior Notes due 1997                        -        60.0
  12% Sinking Fund Debentures due 2010               10.8      10.8
  Industrial Development Revenue
    Bonds due 2008                                   10.0      10.0
  Revolving credit facility                          10.0      10.0
  Other                                               8.1       8.8
                                                   ------    ------
                                                    153.9      99.6
                                                   ------    ------

Capital lease obligations
  6 3/4% Bonds due 2004                               7.6       7.6
  6 3/8% Bonds due 1995 - 1997                        2.6       3.4
  6 1/2% Bonds due 1994                               -          .4
                                                   ------    ------
                                                     10.2      11.4
                                                   ------    ------
                                                    164.1     111.0
Current maturities                                  (21.1)     (3.4)
                                                   ------    ------
                                                   $143.0    $107.6
                                                   ======    ======


Except for the 8 3/8% Notes due 2004, the carrying amount of the company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company's incremental borrowing rate for similar types of financing arrangements. The fair value of the 8 3/8% Notes due 2004 is $104.4 million, which is based on recent trade prices through registered securities brokers.

In 1994, the company completed a public offering involving the issuance of $115.0 million of 8 3/8% Notes due 2004. The proceeds were used to redeem at par the company's outstanding 8 3/8% Senior Notes due 1997 and to repay short-term debt.

The 12% Sinking Fund Debentures due 2010 have annual sinking fund installments commencing in 1996. The debentures are redeemable at any time at the company's option subject to possible premiums and other restrictions.

The Industrial Development Revenue Bonds due 2008 are tax-exempt variable-rate bonds. The interest rate is established weekly and averaged 2.9% in 1994. The bonds are supported by a bank letter of credit, which requires a fee of 1 1/4% per annum on the amount outstanding.

Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness.

At December 31, 1994 and January 1, 1994, $10.0 million of borrowings under the company's revolving credit facility are included in long-term debt based on the expectation that such amount will remain outstanding for more than one year.

At December 31, 1994, current maturities includes the Industrial
Development Revenue Bonds due 2008 and the 6 3/4% Bonds due 2004, both of which are expected to become payable within one year due to the closure of the company's two machine tool facilities in South Carolina.

Interest paid was $17.1 million in 1994, $19.0 million in 1993 and $18.9 million in 1992.
Maturities of long-term debt for the five years after 1994 are:

1995:  $12.7 million
1996:    6.3 million
1997:    7.2 million
1998:    1.3 million
1999:    1.5 million

The capitalized lease assets are included in property, plant and equipment. Amortization of leased properties is included in depreciation and interest on lease obligations is included in interest expense.

Future minimum payments for principal and interest on capitalized leases are:

1995:         $8.9 million
1996:          1.0 million
1997:          1.0 million
After  1997:   -   million

The company also leases certain equipment under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:

1995:       $15.9 million
1996:        12.2 million
1997:         9.1 million
1998:         4.4 million
1999:         3.1 million
After  1999:  7.8 million

Rent expense was $17.4 million, $14.7 million and $9.6 million in 1994, 1993 and 1992, respectively.

LINES OF CREDIT

At year-end 1994, the company had lines of credit with various U.S. and non-U.S. banks of approximately $366 million, including a $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility was amended in December, 1994, to increase the amount of borrowings available thereunder from $130 million to $200 million, including borrowings denominated in German marks up to an equivalent of $100 million. The facility, which allows borrowings through July, 1996, requires a facility fee of 1/2 % per annum on the total $200 million revolving loan commitment and imposes restrictions on total indebtedness in relation to total capital (debt plus tangible net worth, the latter being approximately equal to shareholders' equity). The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the amended facility, the company's additional borrowing capacity totaled approximately $113 million at year-end 1994. A portion of this capacity was utilized to finance the acquisition of Krupp Widia GmbH early in 1995 (see Subsequent Events).

The weighted average interest rate on short-term borrowings outstanding as of year-end 1994 and 1993 was 7.3% and 5.5%, respectively.

SHAREHOLDERS' EQUITY

On April 15, 1993, the company completed the issuance of an additional
5.175 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $100.6 million. The proceeds of the offering were used to redeem $60.0 million of the company's 12% Sinking Fund Debentures due 2010 and to repay borrowings under revolving lines of credit and other bank debt. The redemption of the 12% Sinking Fund Debentures due 2010 effective May 17, 1993 resulted in an extraordinary loss on early extinguishment of debt of $5.2 million ($4.4 million after tax) in the second quarter. The extraordinary loss included a cash call premium of $4.7 million and the write-off of deferred financing fees of $.5 million.

SHAREHOLDERS' EQUITY - PREFERRED AND COMMON SHARES

(Dollars in millions, except per-share amounts)     1994      1993
                                                   -----     ------
4% Cumulative Preferred shares authorized,
  issued and outstanding, 60,000 shares at
  $100 par value, redeemable at $105 a share       $ 6.0     $ 6.0
Common shares, $1 par value authorized
  50,000,000 shares, issued and outstanding,
  1994: 33,742,125 shares, 1993: 33,531,723         33.7      33.5



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

At December 31, 1994, the company had outstanding foreign exchange contracts totaling $11.9 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception.

LONG-TERM INCENTIVE PLANS

The 1994 Long-Term Incentive Plan (1994 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards. A summary of amounts issued under the 1994 Plan and prior plans is presented in the following table.

Stock Options, Restricted Stock Awards and SARs
                                                                      Price
                                                 Shares      SARs     Range
                                              ---------   -------    ------
Outstanding at year-end 1991                  1,852,028   515,762    $ 9-29
  Activity during 1992 - Granted                462,920      -        15-16
                       - Exercised              (91,628)     -         9-25
                       - Canceled              (148,167)     -         9-25
                       - SARs Canceled          515,762  (515,762)     9-28
                                              --------- ---------    ------
Outstanding at year-end 1992                  2,590,915      -         9-29
  Activity during 1993- Granted                 118,025      -        17-24
                      - Exercised              (854,918)     -         9-25
                      - Canceled               (136,947)     -        13-29
                                              --------- ---------    ------
Outstanding at year-end 1993                  1,717,075      -         9-28
  Activity during 1994- Granted                 481,547      -           23
                      - Exercised              (203,404)     -         9-25
                      - Canceled                (25,782)     -        16-25
                                              --------- ---------    ------
Outstanding at year-end 1994                  1,969,436      -       $ 9-28
                                              ========= =========    ======


EXERCISABLE STOCK OPTIONS AT YEAR-END

                                 Stock
                               Options
                             ---------
1992                         1,748,565
1993                         1,474,262
1994                         1,437,636


The non-qualified stock options and incentive stock options are issued at market and, under the terms of a prior plan, could be granted in tandem with SARs. However, during 1992, all previously granted SARs were canceled with the consent of the holders. Stock options become exercisable under varying terms and expire in ten years. Shares of restricted stock are subject to three-year restrictions against selling, encumbering or otherwise disposing of these shares. Performance awards may be earned based on achievement of specified annual earnings objectives.

The maximum number of shares that may be granted under the 1994 Plan is 2,000,000, all of which were available for grant at year-end 1993. At year-end 1994, 1,481,950 shares were available for grant.

GEOGRAPHIC INFORMATION

The following table summarizes the company's U.S. and foreign operations which are located principally in Western Europe.

Sales of U.S. operations include export sales of $142.0 million in 1994, $118.7 million in 1993 and $111.7 million in 1992.

Total sales of the company's U.S. and foreign operations to unaffiliated customers outside the U.S. were $417.6 million, $298.4 million and $242.6 million, in 1994, 1993 and 1992, respectively.

U.S. AND FOREIGN OPERATIONS

(In millions)                      1994      1993         1992
                                 ------    ------       ------
U.S. operations
  Sales                          $873.9    $831.9       $654.1
  Operating earnings               50.6      49.6         47.9
  Consolidation charge              -       (47.1)         -
  Disposition of subsidiary         -       (22.8)         -
  Identifiable assets             471.4     420.6        410.8
  Liabilities                     506.3     469.9        403.3
  Capital expenditures             33.2      21.3         13.9
  Depreciation                     18.8      19.1         16.3

Foreign operations
  Sales                           323.2     197.5        135.1
  Operating earnings               27.2       8.0          1.5
  Identifiable assets             289.4     285.9        148.7
  Liabilities                     123.5     135.6         41.2
  Capital expenditures              9.8       2.1          3.7
  Depreciation                      9.4       7.0          4.6


SEGMENT INFORMATION

Cincinnati Milacron is one of the world's leading manufacturers of plastics machinery, machine tools, computer controls and software for factory automation. In addition, the company is a leading producer of precision grinding wheels, metalworking fluids and metalcutting tools.

Financial data for the past three years for the company's business segments are shown in the following tables.

SALES BY SEGMENT

(In millions)                                  1994      1993       1992
                                           --------  --------     -------
Plastics machinery (a)                     $  503.8  $  357.2     $301.4
Machine tools                                 338.5     355.0      379.7
Industrial products (b)                       354.8     317.2      108.1
                                           --------  --------     ------
                                           $1,197.1  $1,029.4     $789.2
                                           ========  ========     =======


OPERATING INFORMATION BY SEGMENT

(In millions)                                  1994      1993       1992
                                             ------   -------     ------
Operating earnings (loss)
  Plastics machinery (a)(c)                  $ 42.5   $  26.6     $ 22.8
  Machine tools                                 1.0       3.9        8.9
  Industrial products (b)                      34.3      27.1       17.7
  Consolidation charge (d)                      -       (47.1)       -
  Disposition of subsidiary(e)                  -       (22.8)       -
  Unallocated corporate expenses(f)           (13.6)    (11.5)      (6.2)
                                             ------   -------     ------
    Operating earnings(loss)                   64.2     (23.8)      43.2
  Interest expense-net                        (15.3)    (13.4)     (16.2)
                                             ------   -------     ------
  Earnings (loss) before income
    taxes, extraordinary items and
    cumulative effect of changes
    in methods of accounting                 $ 48.9   $ (37.2)    $ 27.0
                                             ======   =======     ======
Identifiable assets
  Plastics machinery (a)                     $295.0    $289.0     $219.9
  Machine tools                               270.8     243.1      282.8
  Industrial products  (b)                    195.0     174.4       56.8
  Unallocated corporate assets (g)             26.8      23.1       19.4
                                             ------    ------     ------
      Total assets                           $787.6    $729.6     $578.9
                                             ======    ======     ======

Capital expenditures
  Plastics machinery (a)                     $ 13.8    $  4.2     $  6.2
  Machine tools                                11.6       8.8        7.1
  Industrial products  (b)                     17.6      10.4        4.3
                                             ------    ------     ------
      Total capital expenditures             $ 43.0    $ 23.4     $ 17.6
                                             ======    ======     ======

Depreciation
  Plastics machinery (a)                     $  9.2    $  6.2     $  7.7
  Machine tools                                 7.2       9.4       10.6
  Industrial products  (b)                     11.8      10.5        2.6
                                             ------    ------     ------
      Total depreciation                     $ 28.2    $ 26.1     $ 20.9
                                             ======    ======     ======


(a) The increases in the plastics machinery segment are partially attributable to the inclusion of Ferromatik on November 8, 1993.

(b) The increases in the industrial products segment are largely attributable to the inclusion of Valenite as of February 1, 1993.

(c)  The 1993 amount includes a $2.5 million gain on sale of surplus land.

(d)  This amount relates to the machine tools segment.

(e)  This amount relates to the plastics machinery segment.

(f) Includes corporate research and development and certain administrative expenses. The 1994 and 1993 amounts include amortization of financing costs and costs related to the sale of receivables.

(g) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.

SUBSEQUENT EVENTS

On January 27, 1995, the company completed the sale of its American Mine Tool business resulting in a pretax gain to be recognized in the first quarter of 1995 of approximately $5 million. The sale will not have a significant effect on reported sales or earnings from normal operations in the future.

On February 1, 1995, the company completed the acquisition of Krupp Widia GmbH (Widia) for DM 121 million (approximately $78 million) in cash and DM 33 million (approximately $21 million) in assumed debt. Headquartered in Germany, Widia had sales of approximately $240 million in 1994 and is one of the world's leading producers of metalcutting products and industrial magnets. The acquisition, which will be accounted for under the purchase method, was financed principally through borrowings under the company's revolving credit agreement. The company is currently evaluating alternative actions to integrate Valenite and Widia to improve future profitability which could result in incremental costs and expenses in 1995.


REPORT OF INDEPENDENT AUDITORS




Board of Directors
Cincinnati Milacron Inc.




We have audited the accompanying Consolidated Balance Sheet of Cincinnati Milacron Inc. and subsidiaries as of December 31, 1994 and January 1, 1994, and the related Consolidated Statements of Earnings, Changes in Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Milacron Inc. and subsidiaries at December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


As discussed in the Note to Consolidated Financial Statements, Cumulative Effect of Changes in Methods of Accounting, in 1993 the company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.



                                                /s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 24, 1995


OPERATING RESULTS BY QUARTER (UNAUDITED)
(In millions, except per-share amounts)

                                      1994 (a)                                            1993 (a)
                           -------   -------   -------   -------   --------   -------   -------   -------   -------   ---------
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year     1st Qtr   2nd Qtr   3rd Qtr   4th Qtr      Year
                           -------   -------   -------   -------   --------   -------   -------   -------   -------   ---------
Sales                      $245.5    $269.3    $361.2    $321.1    $1,197.1    $219.3    $236.6    $300.7    $272.8    $1,029.4
Manufacturing margins        58.9      65.4      89.8      78.2       292.3      52.4      57.2      71.3      57.2       238.1
  Percent of sales          24.0%     24.3%     24.9%     24.4%       24.4%     23.9%     24.2%     23.7%     21.0%       23.1%
Earnings before
  extraordinary
  item and cumulative
  effect of changes in
  methods of accounting       5.0       7.9      11.9      12.9        37.7       3.6       6.2   (7.9)(b)   (47.3)(b)   (45.4)(b)
Extraordinary loss on early
  extinguishment of debt      -         -         -         -          -          -        (4.4)     -          -         (4.4)
    Per common share          -         -         -         -          -          -        (.14)     -          -         (.14)
Cumulative effect of changes
  in methods of accounting    -         -         -         -          -        (52.1)      -        -          -        (52.1)
    Per common share          -         -         -         -          -        (1.86)      -        -          -        (1.61)(c)
Net earnings (loss)           5.0       7.9      11.9      12.9        37.7     (48.5)      1.8     (7.9)     (47.3)    (101.9)
    Per common share          .14       .23       .35       .38        1.10     (1.73)      .05     (.23)     (1.40)     (3.16)(c)


(a) The fiscal year consists of thirteen four-week periods. The first, second and fourth quarters consist of twelve weeks each, and the third quarter, sixteen weeks.

(b) The fourth quarter includes a charge of $47.1 million (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations. Earnings were also reduced by charges of $18.1 million in the third quarter and $4.7 million in the fourth quarter (with no current tax effect) for the disposition of the company's Sano business.

(c) Because the quarter per-share amounts are based on the weighted-average shares outstanding in each period, their sum does not equal the annual calculation.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
--------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated herein by reference to the "Election of Directors" section of the company's proxy statement dated March 24, 1995 and (ii) included in Part I on pages 14 through 15 of this Form 10-K.



ITEM 11.   EXECUTIVE COMPENSATION

The "Components of Compensation" section of the company's proxy statement dated March 24, 1995 is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The "Principal Holders of Voting Securities" section of the company's proxy statement dated March 24, 1995 is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The paragraph captioned "Stock Loan Programs" of the company's proxy statement dated March 24, 1995 is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1)&(2)-- LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

The following consolidated financial statements of Cincinnati Milacron Inc. and subsidiaries are included in Item 8:

                                                                     Page No.
                                                                     -------
     Consolidated Statement of Earnings- 1994, 1993 and 1992             25
     Consolidated Balance Sheet- 1994 and 1993                           26
     Consolidated Statement of Changes in Shareholders' Equity-
       1994, 1993 and 1992                                               27
     Consolidated Statement of Cash Flows- 1994, 1993 and 1992           28
     Notes to Consolidated Financial Statements                          29
     Report of Independent Auditors                                      40
     Supplementary Financial Information                                 41

The following consolidated financial statement schedule of Cincinnati Milacron Inc. and subsidiaries is included in Item 14(d) for the years ended 1994, 1993 and 1992:


                                                                     Page No.
                                                                     --------
     Schedule VIII- Valuation and Qualifying Accounts and
          Reserves                                                       52

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14 (a)(3) - LIST OF EXHIBITS

  (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession - not applicable

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

        4.2 8-3/8% Notes due 2004
            - Incorporated herein by reference to the company's Form S-4 dated July 7, 1994 (File No. 33-53009)

        4.3 Cincinnati Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets

  (9)   Voting Trust Agreement- not applicable

  (10)  Material Contracts:

        10.1  Cincinnati Milacron 1984 Long-Term Incentive Plan
              - Incorporated herein by reference to the company's Proxy
                Statement dated March 23, 1984.

        10.2  Cincinnati Milacron 1987 Long-Term Incentive Plan
              - Incorporated herein by reference to the company's Proxy
                Statement dated March 27, 1987.

        10.3  Cincinnati Milacron 1991 Long-Term Incentive Plan
              - Incorporated herein by reference to the company's Proxy
                Statement dated March 22, 1991.

        10.4  Cincinnati Milacron 1994 Long-Term Incentive Plan
              - Incorporated herein by reference to the company's Proxy
                Statement dated March 24, 1994.

        10.5  Cincinnati Milacron Inc. Short-Term Management Incentive
              Program
              - Incorporated herein by reference to the company's
                Form 10-K for the fiscal year ended January 3, 1987.

        10.6  Cincinnati Milacron Inc. Supplemental Pension Plan
              - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 31, 1988.

        10.7  Cincinnati Milacron Inc. Supplemental Retirement Plan #2
              - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 31, 1988.

        10.8  Cincinnati Milacron Retirement Savings Plan
              - Incorporated herein by reference to the company's
                Registration Statement on Form S-8 (Registration No.
                33-33623).

        10.9 Cincinnati Milacron Inc. Plan for the Deferral of Directors' Compensation
              - Incorporated herein by reference to the company's Proxy
                Statement dated March 22, 1991.

        10.10 Underwriting Agreement between Cincinnati Milacron Inc. and the First Boston Corporation
              - Incorporated herein by reference to the company's
                Registration Statement on Form S-3 (Registration No.
                33-35097).

        10.11 Cincinnati Milacron Inc. 1988 Restricted Stock Plan for Non-Employee Directors
              - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 29, 1990.

        10.12 Cincinnati Milacron Inc. Retirement Plan for Non-Employee Directors - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 29, 1990.

        10.13 Cincinnati Milacron Inc. 1991 Restricted Stock Plan for Non-Employee Directors
              - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 29, 1990.

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

        10.16 Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc., Cincinnati Milacron Kunststaffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.
              - Incorporated herein by reference to the company's Form 8-K dated February 1, 1995.

        10.17 Stock Purchase Agreement between Fried Krupp AG Hoesch-Krupp and Cincinnati Milacron Kunstoffmaschinen Europa GmbH and Cincinnati Milacron B.V.
              - Incorporated herein by reference to the company's Form 8-K dated February 1, 1995.

  (11)  Statement Regarding Computation of Per-Share Earnings

  (12)  Statement Regarding Computation of Ratios - not applicable

  (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - not applicable

  (16)  Letter re Change in Certifying Accountant - not applicable

  (18)  Letter Regarding Change in Accounting Principles - not applicable

  (21)  Subsidiaries of the Registrant

  (22) Published Report Regarding Matters Submitted to Vote of Security Holders - Incorporated by reference to the company's Proxy Statement dated March 24, 1995.

  (23)  Consent of Independent Auditors

  (24)  Power of Attorney - not applicable

  (27)  Financial Data Schedule

  (28) Information from Reports Furnished to State Insurance Regulatory Authorities - not applicable

  (99)  Additional Exhibits - not applicable

Item 14(b)-- REPORTS ON FORM 8-K
    One report on Form 8-K was filed during the fourth quarter of 1994.

    (i) November 29, 1994 - The company announced and agreement under which it would purchase Krupp Widia GmbH.

Item 14(c)&(d)-- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  The responses to these portions of Item 14 are submitted as a separate section of this report.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CINCINNATI MILACRON INC.

                              BY:   /s/ Daniel J. Meyer
                                    --------------------------------------
                                    Daniel J. Meyer; Chariman and Chief
                                    Executive Officer, Director
                                          (Chief Executive Officer)

                              BY:   /s/ Raymond E. Ross
                                    --------------------------------------
                                    Raymond E. Ross; President and Chief
                                    Operating Officer, Director
                                          (Chief Operating Officer)

                              BY:   /s/ Ronald D. Brown
                                    --------------------------------------
                                    Ronald D. Brown; Vice President- Finance
                                         (Chief Financial Officer)

                              BY:   /s/ Robert P. Lienesch; Controller
                                    --------------------------------------
                                          (Chief Accounting Officer)


Date:  March 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Neil A. Armstrong                     /s/ Darryl F. Allen
---------------------------------         --------------------------------
Neil A. Armstrong; March 27, 1995         Darryl F. Allen; March 27, 1995
      (Director)                                (Director)

/s/ Harry A. Hammerly                     /s/ James A.D. Geier
---------------------------------         --------------------------------
Harry A. Hammerly; March 27, 1995         James A.D. Geier; March 27, 1995
      (Director)                                (Director)


Item 14(c) and (d)-- INDEX TO CERTAIN EXHIBITS AND FINANCIAL STATEMENT
               SCHEDULES


                                                                  Page No.
                                                                  --------
  Exhibit 11    Computation of Per-Share Earnings                     48

  Exhibit 21    Subsidiaries of the Registrant                        49

  Exhibit 23    Consent of Independent Auditors                       50

  Exhibit 27    Financial Data Schedule                               51

  Schedule VIII Valuation and Qualifying Accounts and Reserves        52


                          CINCINNATI MILACRON INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               Years Ended 1994, 1993 and 1992

                                       (In Thousands)

  COL. A                         COL. B             COL.C             COL. D      COL. E
------------------------------------------------------------------------------------------
                                                    Additions
                                           -----------------------
                               Balance at  Charged to                           Balance
                               Beginning   Costs and   Other        Deductions  at End
Description                    of Period   Expenses    -Describe    -Describe   of Period
------------------------------------------------------------------------------------------

YEAR ENDED 1994

  Allowances for
    doubtful accounts          $ 7,884     $ 4,944     $   207 (b)  $ 4,317 (a) $ 8,718

  Amounts related to
    restructuring reserves
    and to consolidation,
    closing and relocation
    and special charges        $58,265     $  (726)    $   443 (b)  $54,478 (a) $ 6,164
                                                         2,660 (c)

  Allowances for inventory
    obsolescence               $33,764     $10,066     $ 1,507 (b)  $10,334 (a) $38,567
                                                         3,564 (c)

YEAR ENDED 1993

  Allowances for
    doubtful accounts          $ 5,913     $ 4,535     $ 3,205 (d)  $ 4,781 (a) $ 7,884
                                                                        988 (b)
  Amounts related to
    restructuring reserves
    and to consolidation,
    closing and relocation
    and special charges        $10,568     $40,200     $52,749 (d)  $45,252 (a) $58,265 (e)

  Allowances for inventory
    obsolescence               $17,312     $ 9,639     $18,708 (d)  $11,534 (a) $33,764
                                                                        361 (b)

YEAR ENDED 1992

  Allowances for
    doubtful accounts          $ 5,802     $ 2,972     $   -        $ 2,518 (a) $ 5,913
                                                                        343 (b)
  Amounts related to
    closing and relocation
    and special charges        $46,800     $   -       $   -        $36,232 (a) $10,568 (f)

  Allowances for inventory
    obsolescence               $12,685     $ 6,655     $   -        $ 1,242 (a) $17,312
                                                                        786 (b)

(a)  Represents amounts charged against the reserves during the year.
(b) Represents foreign currency translation adjustments in all years and in 1993 includes reserves of subsidiaries sold during the year.
(c) Finalization of purchase price allocation for Ferromatik which was purchased in November, 1993.
(d)  Consists of reserves of subsidiaries purchased during the year.
(e)  Includes $1,500 in long-term accrued liabilities.
(f)  Includes $4,670 in long-term accrued liabilities.