Form 10-Q
period 1995-03-25
CINCINNATI MILACRON INC /DE/
filed 1995-05-05
CIK 716823

=============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 ___________

                                  FORM 10-Q


[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

      For the quarter ended March 25, 1995

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

                             Yes [x]     No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 1, 1995:  33,875,604

============================================================================

                      Cincinnati Milacron Inc. and Subsidiaries
                                         Index



                                                                     PAGE NO.

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                         3


           Consolidated Condensed Statement of Earnings                 4


           Consolidated Condensed Statement of Cash Flows               5


           Notes to Consolidated Condensed Financial Statements         6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               11


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                  15


         (b) Reports on Form 8-K                                       15


         Signatures                                                    16


         Index to Exhibits                                             17

                            PART I.  FINANCIAL INFORMATION
                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                      (UNAUDITED)

                                                            (In millions)
                                                     Mar. 25,       Dec. 31,
                                                       1995            1994
                                                    --------        -------
Assets
Current assets
  Cash and cash equivalents. .  . . . . . . . . .   $   14.9         $ 21.5
  Notes and accounts receivable, less allowances
    of $14.4 in 1995 and $8.7 in 1994. . . . . .       243.6          188.0
  Inventories
    Raw materials.  . . . . . . . . . . . . . . .       47.4           25.4
    Work-in-process and finished parts . .  . . .      195.1          162.8
    Finished products.  . . . . . . . . . . . . .      108.4           79.0
                                                    --------         ------
      Total inventories. .  . . . . . . . . . . .      350.9          267.2
  Other current assets .  . . . . . . . . . . . .       38.3           38.0
                                                    --------         ------
    Total current assets  . . . . . . . . . . . .      647.7          514.7
                                                    --------         ------
Property, plant and equipment. . . . . . . . . .       525.7          449.3
  Less accumulated depreciation.  . . . . . . . .      263.0          250.5
                                                    --------         ------
    Property, plant and equipment - net. .  . . .      262.7          198.8
Other noncurrent assets. .  . . . . . . . . . . .      110.6           74.1
                                                    --------         ------
Total assets  . . . . . . . . . . . . . . . . . .   $1,021.0         $787.6
                                                    ========         ======
Liabilities and Shareholders' Equity
Current liabilities
  Amounts payable to banks and current
    portion of long term debt. . . .. . . . . . .   $   61.0         $ 83.9
  Trade accounts payable  . . . . . . . . . . . .      122.1           99.2
  Advance billings and deposits.  . . . . . . . .       51.3           39.6
  Accrued and other current liabilities.  . . . .      197.4          140.6
                                                    --------         ------
    Total current liabilities. .  . . . . . . . .      431.8          363.3
Long-term accrued liabilities. .  . . . . . . . .      170.4          123.5
Long-term debt and lease obligations  . . . . . .      236.4          143.0
                                                    --------         ------
  Total liabilities. .  . . . . . . . . . . . . .      838.6          629.8
                                                    --------         ------
Commitments and contingencies.  . . . . . . . . .        -               -
Shareholders' equity
  Preferred shares . . . . . .  . . . . . . . . .        6.0            6.0
  Common shares (outstanding: 33.8 in 1995
    and 33.7 in 1994).  . . . . . . . . . . . . .      289.9          289.2
  Accumulated deficit. . . . . . . . . . . . .  .     (115.9)        (125.9)
  Cumulative foreign currency translation
    adjustments . . . . . . . . . . . . . . . . .        2.4          (11.5)
                                                    --------         ------
      Total shareholders' equity .  . . . . . . .      182.4          157.8
                                                    --------         ------
Total liabilities and shareholders' equity . .  .   $1,021.0         $787.6
                                                    ========         ======


See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                                 (In millions, except share
                                                   and per-share amounts)

                                                        12 Weeks Ended
                                                  -------------------------
                                                  March 25,        March 26,
                                                      1995             1994
                                                  --------         --------
Sales. . . . . . . . . . . . . . . . . . . .  . .   $331.4           $245.5
Cost of products sold. . . . . . . . . . . . .. .    250.2            186.6
                                                    ------           ------
Manufacturing margins. . . . . . . . . . . . .  .     81.2             58.9
                                                    ------           ------
Other costs and expenses
  Selling and administrative . . . . . . . . .  .     62.0             47.9
  Gain on disposition of subsidiary . . . . . . .     (5.0)              -
  Other - net. . . . . . . . . . . . . . . . . ..      3.0              1.2
                                                    ------           ------
    Total other costs and expenses . . . . . . ..     60.0             49.1
                                                    ------           ------
Operating earnings . . . . . . . . . . . . . . ..     21.2              9.8

Interest
  Income . . . . . . . . . . . . . . . . . . . ..       .5               .4
  Expense. .  . . . . . . . . . . . . . . . . . .     (5.1)            (3.6)
                                                    ------           ------
    Interest - net . . . . . . . . . . . . . . .      (4.6)            (3.2)
                                                    ------           ------
Earnings before income taxes  . . . . . . . . . .     16.6              6.6


Provision for income taxes  . . . . . . . . . . .      3.6              1.6
                                                    ------           ------
Net earnings . . . . . . . . . . . . . . . . . .    $ 13.0           $  5.0
                                                    ======           ======
Earnings per common share. . . . . . . . . . .  .   $  .38           $  .14
                                                    ======           ======
Dividends per common share . . . . . . . . . .  .   $  .09           $  .09

Weighted average number of shares and common share
  equivalents outstanding (in thousands) . . . .    34,136           34,014



See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                          (In millions)

                                                        12 Weeks Ended
                                                   ------------------------
                                                  March 25,       March 26,
                                                      1995            1994
                                                  --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings . . . . . . . . . . . . . . . . .    $ 13.0          $  5.0
Operating activities providing (using) cash
    Depreciation and amortization. . . . . . . .       7.3             6.8
    Gain on disposition of subsidiary. . . . . .      (5.0)             -
    Deferred income taxes. .  . . . . . . . . . .       -              1.0
    Working capital changes
      Notes and accounts receivable. .  . . . . .      1.7            12.5
      Inventories.  . . . . . . . . . . . . . . .    (13.0)          (10.6)
      Other current assets . . . . . . . . . . .      (5.3)             .3
      Trade accounts payable and
        other current liabilities. . . . . . . .      21.4           (11.0)
    Increase in other noncurrent assets. . . . .       (.6)           (3.1)
    Increase (decrease) in long-term
      accrued liabilities. . . . . . . . . . . .       1.1            (1.7)
    Other - net. . . . . . . . . . . . . . . . .        .1            (2.5)
                                                    ------          ------
      Net cash provided (used) by
        operating activities . . . . . . . . . .      20.7            (3.3)
                                                    ------          ------
INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures . . . . . . . . . . . . .      (8.9)           (5.5)
  Net disposals of property, plant and equipment        .3             1.3
  Acquisition. . . . . . . . . . . . . . . . . .     (79.2)             -
  Cash received on disposition of subsidiaries .      15.0             2.0
                                                    ------          ------
    Net cash used by investing activities. . . .     (72.8)           (2.2)
                                                    ------          ------
FINANCING ACTIVITIES CASH FLOWS
  Dividends paid . . . . . . . . . . . . . . .  .     (3.1)           (3.1)
  Issuance of long-term debt . . . . . . . . . .      82.2           115.4
  Repayments of long-term debt
    and lease obligations. . . . . . . . . . . .      (8.6)          (60.0)
  Decrease in amounts payable to banks . . . . .     (25.7)          (51.0)
  Net issuance of common shares. . . . . . . . .        .7             2.2
                                                    ------          ------
    Net cash provided by financing activities. .      45.5             3.5
                                                    ------          ------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .      (6.6)           (2.0)

Cash and cash equivalents at beginning of period .    21.5            18.8
                                                    ------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .    $ 14.9          $ 16.8
                                                    ======          ======


See notes to consolidated condensed financial statements.


                     CINCINNATI MILACRON INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

BASIS OF PRESENTATION
- ---------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments, necessary to present fairly the company's financial position, results of operations and cash flows.

The Consolidated Condensed Balance Sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date.

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

ACQUISITION
- -----------

On February 1, 1995, the company completed the acquisition of Krupp Widia GmbH (Widia) for DM 120.8 million ($79.5 million based on the exchange rate in effect on the closing date), which included DM 7.1 million ($4.6 million) for the settlement of all intercompany liabilities to the seller as of the closing date. Headquartered in Germany, Widia had sales of approximately $225 million in 1994 and is one of the world's leading producers of industrial metalcutting products. The company financed the acquisition, which is being accounted for under the purchase method, by drawing on its revolving credit facility with its existing bank group which had been amended in December, 1994, to increase the amount of borrowings available thereunder from $130.0 million to $200.0 million, including borrowings denominated in German marks up to an equivalent of $100.0 million.

The company's investment in Widia - including professional fees and other costs related to the acquisition - totaled $76.4 million. The preliminary allocation of the acquisition cost to the assets acquired and the liabilities assumed is presented in the table that follows. The amounts shown therein are estimates and are subject to revision once appraisals, actuarial reviews and other studies of fair value are completed. Estimated goodwill resulting from the acquisition, which is included in other noncurrent assets, is approximately $25 million.

                                                              (In millions)
                                                                February 1,
                                                                   1995
                                                                ----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .       $  1.8
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .         47.3
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         59.0
Other current assets . . . . . . . . . . . . . . . . . . . . .          1.0
Property, plant and equipment. . . . . . . . . . . . . . . . .         50.3
Other noncurrent assets. . . . . . . . . . . . . . . . . . . .         29.2
                                                                     ------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . .        188.6

Amounts payable to banks and current
  portion of long-term debt. . . . . . . . . . . . . . . . . .         (9.1)
Intercompany payables to seller. . . . . . . . . . . . . . . .         (4.7)
Trade accounts payable . . . . . . . . . . . . . . . . . . . .        (14.6)
Other current liabilities. . . . . . . . . . . . . . . . . . .        (39.3)
Long-term accrued liabilities. . . . . . . . . . . . . . . . .        (40.6)
Long-term debt and lease obligations . . . . . . . . . . . . .         (3.9)
                                                                     ------
  Total acquisition costs. . . . . . . . . . . . . . . . . . .       $ 76.4
                                                                     ======

As presented above, other current liabilities includes a reserve of $6.6 million for the further restructuring of Widia. Certain of Widia's worldwide operations, including its principal European plant located in Essen, Germany, were restructured by the seller during 1993 and 1994 to improve manufacturing efficiency, divest marginal business and product lines and reduce personnel levels. The company has identified additional restructuring actions that are intended to improve Widia's profitability in the future. It is expected that these additional actions, which are intended to complement the actions already taken prior to the acquisition, will be substantially completed during 1995.

Unaudited pro forma sales and earnings information for the first quarters of 1995 and 1994 prepared under the assumption that the acquisition had been completed at the beginning of those years is as follows:

                                                     (In millions, except
                                                       per-share amounts)

                                                           12 Weeks Ended
                                                     ----------------------
                                                     March 25,     March 26,
                                                         1995          1994
                                                     --------      --------
Sales. . . . . . . . . . . . . . . . . . . . . . .    $ 351.6       $ 281.1
                                                      =======       =======
Net earnings . . . . . . . . . . . . . . . . . . .    $  13.4       $   4.6
                                                      =======       =======
Per common share . . . . . . . . . . . . . . . . .    $   .39       $   .13
                                                      =======       =======

Based on a comprehensive analysis, the company estimates that the minimum annual savings in relation to Widia's historical 1994 operations that will result from the restructuring actions completed in 1994 and those that will be completed in 1995 will be no less than $9.0 million per year. This amount is based principally on the savings that will be realized from known reductions in Widia's employment level that have already occurred during 1995 and those that will occur later in the year. The proforma earnings amounts for the first quarter of 1994 presented above include estimates of these expected cost savings totaling $1.5 million. In addition, restructuring charges of $.3 million that were incurred by Widia on a historical basis have been eliminated. The actual annual savings from all of the restructuring actions completed to date (including those that occurred in 1994) and the additional actions that will be completed in the future are expected to be considerably higher than $9.0 million. However, these additional savings have not been included in the amounts presented above because the company cannot accurately and precisely quantify them at this time.

The company is currently evaluating certain actions to integrate Valenite and Widia to improve future profitability, which could result in incremental costs and expenses in 1995, including a possible restructuring charge which is not expected to exceed $10 million.

DISPOSITION OF SUBSIDIARIES
- ---------------------------

On January 27, 1995, the company completed the sale of its American Mine Tool business for $15.0 million resulting in a gain of $5.0 million ($4.0 million after-tax, or $.12 per share). The sale will not have a significant effect on future sales or earnings.

In February, 1994, the company completed the sale of its Sano business resulting in initial cash proceeds of $2.0 million. The remainder of the gross sales price of approximately $7 million is being received through the collection of trade receivables and in varying installments through 1999.

INCOME TAXES
- ------------

The company entered 1995 and 1994 with U.S. net operating loss carryforwards of $41 million and $19 million, respectively. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. U.S. federal income taxes and taxes in certain non-U.S. jurisdictions are minimal in both years due to the realization of certain fully reserved deferred tax assets, particularly the aforementioned net operating loss carryforwards. As a result, the company's effective tax rate for the 12 weeks ended March 25, 1995 and March 26, 1994, which includes provisions for U.S. state and local and certain non-U.S. income taxes, is less than the U.S. federal statutory rate of 35%.

RECEIVABLES
- -----------

In 1993, the company sold $50 million of its U.S. accounts receivable. The sale transaction occurred under a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. In March, 1994, the receivables purchase agreement was amended and restated to provide for the sale of up to $65 million of interests in accounts receivable through January, 1996, the termination date of the agreement. The agreement was further amended in March, 1995, to increase the amount from $65 million to $75 million. At March 25, 1995, and December 31, 1994, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $75 million and $65 million, respectively. Costs related to these sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings. The proceeds are reported as providing operating cash flow in the Consolidated Condensed Statement of Cash Flows.

LIABILITIES
- -----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.
                                                        (In millions)
                                                    March 25,     Dec. 31,
                                                        1995         1994
                                                    --------      -------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation . . . . . . . . . . . . .     $  37.6       $ 29.9
  Accrued and deferred income taxes. . . . . . .        32.2         21.5
  Other accrued expenses . . . . . . . . . . . . .     127.6         89.2
                                                     -------       ------
                                                     $ 197.4       $140.6
                                                     =======       ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation . . . . .   $  66.4       $ 27.3
  Accrued postretirement health
    care benefits . . . . . . . . . . . . . . . .       44.1         44.0

  Accrued and deferred income taxes. . . . . . .        26.9         25.8
  Other. . . . . . . . . . . . . . . . . . . . .        33.0         26.4
                                                     -------       ------
                                                     $ 170.4       $123.5
                                                     =======       ======
LONG-TERM DEBT AND LEASE OBLIGATIONS
- ------------------------------------

Long-term debt and lease obligations are shown in the following table.

                                                           (In millions)


                                                      March 25,     Dec. 31,
                                                        1995         1994
                                                       --------      -------
Long-term debt
  8-3/8% Notes due 2004. . . . . . . . . . . . . . .     $115.0       $115.0
  12% Sinking Fund Debentures due 2010 . . . . . . .       10.8         10.8
  Industrial Development Revenue
    Bonds due 2008 . . . . . . . . . . . . . . . . .       10.0         10.0
  Revolving credit facility. . . . . . . . . . . . .       99.1         10.0
  Other. . . . . . . . . . . . . . . . . . . . . . .       12.1          8.1
                                                         ------       ------
                                                          247.0        153.9
                                                         ------       ------
Capital lease obligations
  6-3/4% Bonds due 2004. . . . . . . . . . . . . . .         -           7.6
  6-3/8% Bonds due 1995- 1997. . . . . . . . . . . .        2.6          2.6
                                                         ------       ------
                                                            2.6         10.2
                                                         ------       ------
Total long-term debt and lease obligations . . . . .      249.6        164.1
Less current maturities. . . . . . . . . . . . . . .      (13.2)       (21.1)
                                                         ------       ------
                                                         $236.4       $143.0
                                                         ======       ======

At March 25, 1995 and December 31, 1994, current maturities includes the Industrial Development Revenue Bonds due 2008 which are expected to become payable within one year due to the closure of the company's machine tool facilities in South Carolina. The 6-3/4% Bonds due 2004 were defeased in the first quarter of 1995 and repaid early in the second quarter.

At March 25, 1995 and December 31, 1994, borrowings under the revolving credit facility totaling $99.1 million and $10.0 million, respectively, are included in long-term debt based on the expectation that such amounts will remain outstanding for more than one year.

LINES OF CREDIT
- ---------------

At March 25, 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $381 million, including a $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility, which allows borrowings through July, 1996, imposes restrictions on total indebtedness in relation to total capital (debt plus tangible net worth, the latter being approximately equal to shareholders' equity). The company has remained in compliance with the restrictions imposed by the facility since its inception. A portion of this facility was utilized to finance the acquisition of Widia on February 1, 1995 (see Acquisition). Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $67 million at March 25, 1995.

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

SEGMENT INFORMATION
- -------------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the 12 weeks ended March 25, 1995 and March 26, 1994 are presented below.

                                                           (In millions)

                                                        12 Weeks Ended
                                                      ----------------------
                                                      March 25,     March 26,
                                                        1995          1994
                                                      --------      --------
Sales
  Plastics machinery . . . . . . . . . . . . . . .     $126.2        $ 96.3
  Machine tools. . . . . . . . . . . . . . . . . .       86.7          68.8
  Industrial products. . . . . . . . . . . . . . .      118.5          80.4
                                                       ------        ------
                                                       $331.4        $245.5
                                                       ======        ======
Operating earnings (loss) (a)
  Plastics machinery . . . . . . . . . . . . . . .     $ 12.6        $  7.6
  Machine tools. . . . . . . . . . . . . . . . .         (2.4)          (.4)
  Industrial products. . . . . . . . . . . . . . .       11.2           7.4
  Gain on disposition of subsidiary (b). . . . . .        5.0            -
  Unallocated corporate expenses (c) . . . . . . .       (5.2)         (4.8)
                                                       ------        ------
                                                       $ 21.2        $  9.8
                                                       ======        ======
New orders
  Plastics machinery . . . . . . . . . . . . . . .     $137.9        $105.7
  Machine tools. . . . . . . . . . . . . . . . . .      105.9          75.8
  Industrial products. . . . . . . . . . . . . . .      125.2          85.0
                                                       ------        ------
                                                       $369.0        $266.5
                                                       ======        ======
Ending backlog . . . . . . . . . . . . . . . . . .     $409.2        $267.0
                                                       ======        ======


(a) In 1995, the company's method of allocating corporate costs to its business segments was refined to exclude costs for certain services not directly assignable to the operations of the segments. This change results in additional costs being retained as unallocated corporate expenses. Amounts for 1994 have been restated to conform to the 1995 presentation.
(b) Represents a gain on the sale of the company's American Mine Tool business, which was part of the industrial products segment.
(c) Unallocated corporate expenses includes financing costs related to the sale of accounts receivable and corporate expenses.

EARNINGS PER SHARE
- ------------------

Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding.

                     CINCINNATI MILACRON INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION
                                    (UNAUDITED)

RESULTS OF OPERATIONS
- ---------------------

SALES

Sales in the first quarter of 1995 of $331 million increased by $86 million over the first quarter of 1994, of which $23 million represents sales of a newly acquired subsidiary, Widia, which is described below. Excluding Widia's sales, the $63 million sales increase represents a 26% increase over the first quarter of 1994. Also contributing to the $63 million increase is an $8 million increase caused by foreign currency exchange rate fluctuations.

Plastics machinery sales increased by $30 million, or 31%, over 1994 due primarily to increased sales of injection molding machines to North American customers, as well as increased sales by the company's European plastics machinery subsidiaries. Machine tools sales increased by $18 million, or 26%, primarily due to increased sales of standard machine tools in North America and Europe. Sales of industrial products, excluding Widia's contribution, increased $15 million, or 19%, due to increased sales of grinding wheels in North America, and increased sales of metalcutting tools and fluids in North America and Europe.

Export sales from the U.S. increased by $7 million over the first quarter of 1994 as all three groups recorded increases, most importantly to Canada, Europe and Asia. Including sales from operations outside the U.S., almost 40% of the company's consolidated sales were to customers outside the U.S., up from about 30% in the first quarter of 1994.


NEW ORDERS AND BACKLOG

New orders for the first quarter of 1995 of $369 million increased by $103 million, or 38%, over the first quarter of 1994. Approximately $25 million of the increase was attributable to the acquisition of Widia, and another $19 million of the increase was due to exchange rate fluctuations. Excluding these two factors, new orders were up 22% over the first quarter of 1994.

Orders for plastics machinery increased by $32 million, or 30%, over 1994 due to continued strong U.S. orders and strengthening European orders. Machine tool orders increased $30 million, or 40%, as orders for standard machine tools continued to increase and orders for aerospace machines increased modestly. Orders for industrial products increased by $40 million, including the Widia acquisition, and $15 million, or 18%, excluding the acquisition, as a result of increased industrial production in the U.S. and Europe. In general, the company continued to benefit from high levels of automotive production.

The company's backlog of unfilled orders increased from $267 million at December 31, 1994 to $409 million at March 25, 1995. Of this $122 million increase, $84 million represents Widia's backlog at the date of its acquisition, while $38 million represents the excess of new orders over sales in the first quarter of 1995.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin percent of 24.5% for the first quarter of 1995 increased from 24.0% in the first quarter of 1994. Currency exchange rate fluctuations in the past year caused a $2 million increase in manufacturing margins; these fluctuations did not affect the margin percent. The plastics machinery margin percent improved with increased volume and more stable pricing. The machine tool margin percent improved in the U.K. but decreased in the U.S. due to production inefficiencies and temporarily increased outsourcing and overtime costs. The industrial products margin percent declined modestly due to the mix of Widia sales which have lower margins than metalworking fluids.

Selling and administrative expense in the first quarter of 1995 increased as expected with increased sales, the Widia acquisition, and currency exchange rate fluctuations. As a percent to sales, however, selling expense decreased modestly compared with the first quarter of 1994.

Gain on disposition of subsidiary represents a $5 million gain ($4.0 million after-tax) on the sale of the company's American Mine Tool business, a small business in the industrial products segment. The business did not serve a major global market with good long-term growth and profit potential and, accordingly, did not meet the company's criteria for a core business. The sale will not have a material effect on the company's future sales and earnings.

Other costs and expenses - net increased by $1.8 million over the first quarter of 1994 due in part to the Widia acquisition, increased financing costs and exchange rate fluctuations.

Interest expense - net increased by $1.4 million in the first quarter of 1995 due primarily to higher debt levels associated with debt incurred to finance the Widia acquisition and the company's internal sales growth, as well as higher short-term borrowing costs.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes increased from $6.6 million in the first quarter of 1994 to $16.6 million in the first quarter of 1995. Contributing to the increase was the $5.0 million gain on the sale of the company's American Mine Tool business and a $.7 million increase from currency exchange rate fluctuations.

INCOME TAXES

The provision for income taxes in both years consists primarily of U.S. state and local income taxes and non-U.S. income taxes in certain profitable jurisdictions. The company entered 1995 and 1994 with U.S. net operating loss carryforwards of $41 million and $19 million, respectively. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. As a result, U.S. federal income taxes and taxes in certain non-U.S. jurisdictions are minimal in both years due to the realization of certain fully reserved deferred tax assets, particularly the aforementioned net operating loss carryforwards.

NET EARNINGS

Net earnings were $13.0 million, or $.38 per share, in the first quarter of 1995 compared with $5.0 million, or $.14 per share, in the first quarter of 1994. Net earnings for the first quarter of 1995 included the $4.0 million after-tax gain on the sale of American Mine Tool. Excluding the effect of this gain, net earnings for the first quarter of 1995 would have been $9.0 million, or $.26 per share.

CONSOLIDATION CHARGE
- --------------------

In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly, recorded a charge of $47.1 million in the fourth quarter of 1993. During the first quarter of 1994, costs totaling $6 million were charged against the consolidation reserve. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina, was phased out during 1994 and the facilities were closed in the fourth quarter of 1994.

The consolidation plan was essentially completed by year-end, 1994, although the company continued to experience some production difficulties in early 1995 which were related to the consolidation and a simultaneous increase in customer demand.

ACQUISITION
- -----------

In February, 1995, the company completed the acquisition of Germany-based Krupp Widia GmbH (Widia) for approximately $80 million in cash. Widia, with 1994 sales of approximately $225 million, is one of the world's leading producers of industrial metalcutting products. The acquisition was financed principally through the company's revolving credit facility described below. The company is currently evaluating certain actions to integrate Valenite and Widia to improve future profitability, which could result in incremental costs and expenses in 1995, including a possible restructuring charge which is not expected to exceed $10 million.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

At March 25, 1995, the company had cash and cash equivalents of $15 million, a decrease of $7 million during the quarter. Operating activities provided $21 million of cash in the first quarter of 1995, after including the net proceeds from additional sales of accounts receivable of $10 million. Operating activities used $3 million in the first quarter of 1994.

Total debt was $297 million at March 25, 1995, an increase of $70 million over December 31, 1994, caused by the Widia acquisition. The ratio of total debt to total capital (debt plus equity) was 62% at March 25, 1995, and 59% at year-end 1994. Working capital increased by $65 million in the first quarter of 1995 (including $45 million related to the acquisition of Widia) and the current ratio improved to 1.5.

Expenditures for new property, plant and equipment in the first quarter of 1995 were $9 million, compared to $6 million in the first quarter of 1994. The 1995 capital spending budget is $40 million. In addition, factory equipment valued at approximately $16 million will be financed through operating leases.

In the first quarter of 1995, the company acquired Widia for approximately $80 million of cash financed with German marks available under the revolving credit facility. Also during the quarter, the company sold American Mine Tool resulting in proceeds of $15 million.

In the first quarter of 1994, the company completed an offering of $115 million of 8 3/8% Notes due 2004. The proceeds were used to redeem at par the company's outstanding 8 3/8% Senior Notes due 1997 and to repay short-term debt.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $42 million at March 25, 1995 that were subject to foreign exchange risk. The company also enters into various transactions in the ordinary course of business for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

At March 25, 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $381 million, including a $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility, which presently allows borrowings through July, 1996, imposes restrictions on total indebtedness in relation to total capital (debt plus tangible net worth, the latter being approximately equal to shareholders' equity). The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $67 million at March 25, 1995.

The company is currently in discussions with the lenders under the revolving credit facility to extend its term from July 20, 1996 to June 1, 1998. The amount of credit available under the revolving credit facility will remain at $200 million, although, beginning in December, 1995, certain required financial ratio levels imposed on the company gradually will become more stringent. The company believes that it will be able to continue throughout the extended term of the facility to comply with these covenants, including all required ratio levels. Later in the second quarter, the company also expects to reduce the amount of credit available under the revolving credit facility to approximately $150 million in order to reduce commitment fees thereunder.

The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements. However, the company currently plans to refinance a portion of its bank borrowings through the issuance of $100 million of five year senior notes.

OUTLOOK
- -------

The company believes it will achieve sales growth in all three business segments in 1995. Any slowdown in the U.S. economy, especially in the automotive sector, would be a deterrent to future growth in all three segments. The company continues to expect low machine tool sales and operating results in the second quarter of 1995 compared with the second half of the year.

PART II.  OTHER INFORMATION
CINCINNATI MILACRON INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

      (a) Exhibits

          Exhibit (4)   - Instruments Defining the Rights of Security
            Holders, Including Indentures

          Exhibit (10)  - Material Contracts

          Exhibit (11)  - Statement Regarding Computation of Earnings
            Per Share - filed as a part of Part I

          Exhibit (27)  - Financial Data Schedule  - filed as part of Part I

      (b) Reports on Form 8-K

          A report on Form 8-K dated February 1, 1995, was filed on February 14, 1995, regarding the completion of the acquisition of Krupp Widia GmbH.



CINCINNATI MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date:  May 5, 1995                  By:/s/Robert P. Lienesch
     -------------                    --------------------------------
                                       Robert P. Lienesch
                                       Controller



Date:  May 5, 1995                  By:/s/Ronald D. Brown
     -------------                  --------------------------------
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

   10           Material Contracts

   10.1         - Incorporated herein by reference to the
                  company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

   11           Statement Regarding Computation of
                Earnings per Share                                       18

   15           Letter re Unaudited Interim Financial Information
                - Not Applicable.

   18           Letter Regarding Change in Accounting
                Principles - Not Applicable.

   19           Report Furnished to Security Holders
                - Not Applicable.

   22           Published Report Regarding Matters Submitted
                To Vote of Security Holders - Not Applicable.

   23           Consents of Experts and Counsel - Not Applicable.

   24           Power of Attorney - Not Applicable.

   27           Financial Data Schedule                                  19

   99           Additional Exhibits - Not Applicable.