Form 10-Q
period 1995-06-17
CINCINNATI MILACRON INC /DE/
filed 1995-07-27
CIK 716823

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

      For the quarter ended June 17, 1995

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

                             Yes [x]     No [ ]



Number of shares of Common Stock, $1.00 par value, outstanding as of July 25, 1995:  34,231,502

============================================================================


                 CINCINNATI MILACRON INC. AND SUBSIDIARIES
                                    INDEX



                                                                       PAGE NO.

                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                           3


           Consolidated Condensed Statement of Earnings                   4


           Consolidated Condensed Statement of Cash Flows                 5


           Notes to Consolidated Condensed Financial
             Statements                                                   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 12


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                    17


         (b) Reports on Form 8-K                                         17


         Signatures                                                      18


         Index to Exhibits                                               19

                       PART I.  FINANCIAL INFORMATION
                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                            (In millions)

                                                        June 17,       Dec. 31,
                                                         1995            1994
                                                       --------        -------
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . .    $   44.2         $ 21.5
  Notes and accounts receivable, less allowances
    of $15.7 in 1995 and $8.7 in 1994 . . . . . . .       234.6          188.0
  Inventories
    Raw materials . . . . . . . . . . . . . . . . .        39.1           25.4
    Work-in-process and finished parts. . . . . . .       209.6          162.8
    Finished products . . . . . . . . . . . . . . .       114.2           79.0
                                                       --------         ------
      Total inventories . . . . . . . . . . . . . .       362.9          267.2
  Other current assets. . . . . . . . . . . . . . .        38.4           38.0
                                                       --------         ------
    Total current assets. . . . . . . . . . . . . .       680.1          514.7
                                                       --------         ------
Property, plant and equipment . . . . . . . . . . .       530.6          449.3
  Less accumulated depreciation . . . . . . . . . .       272.5          250.5
                                                       --------         ------
    Property, plant and equipment - net . . . . . .       258.1          198.8
Other noncurrent assets . . . . . . . . . . . . . .       116.0           74.1
                                                       --------         ------
  TOTAL ASSETS. . . . . . . . . . . . . . . . . . .    $1,054.2         $787.6
                                                       ========         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt . . . . . . . . . . .    $   18.5         $ 83.9
  Trade accounts payable. . . . . . . . . . . . . .       112.1           99.2
  Advance billings and deposits . . . . . . . . . .        40.8           39.6
  Accrued and other current liabilities . . . . . .       209.5          140.6
                                                       --------         ------
    Total current liabilities . . . . . . . . . . .       380.9          363.3
Long-term accrued liabilities . . . . . . . . . . .       172.9          123.5
Long-term debt and lease obligations. . . . . . . .       307.8          143.0
                                                       --------         ------
  TOTAL LIABILITIES . . . . . . . . . . . . . . . .       861.6          629.8
                                                       --------         ------
Commitments and contingencies . . . . . . . . . . .         -               -

SHAREHOLDERS' EQUITY
  Preferred shares. . . . . . . . . . . . . . . . .         6.0            6.0
  Common shares (outstanding: 34.0 in 1995
    and 33.7 in 1994) . . . . . . . . . . . . . . .       292.9          289.2
  Accumulated deficit . . . . . . . . . . . . . . .      (110.7)        (125.9)
  Cumulative foreign currency translation
    adjustments . . . . . . . . . . . . . . . . . .         4.4          (11.5)
                                                       --------         ------
      TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . .       192.6          157.8
                                                       --------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . .    $1,054.2         $787.6
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

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                                 (In millions, except share
                                                    and per-share amounts)

                                             12 Weeks Ended          24 Weeks Ended
                                          -------------------     -------------------
                                          June 17,    June 18,    June 17,    June 18,
                                            1995        1994        1995        1994
                                          -------     -------     -------     -------


Sales . . . . . . . . . . . . . . . . .    $413.5      $269.3      $744.9      $514.8
Cost of products sold . . . . . . . . .     310.0       203.9       560.2       390.5
                                           ------      ------      ------      ------
  Manufacturing margins . . . . . . . .     103.5        65.4       184.7       124.3
                                           ------      ------      ------      ------
Other costs and expenses
  Selling and administrative. . . . . .      73.9        49.8       135.9        97.7
  Integration charge. . . . . . . . . .       9.8          -          9.8          -
  Gain on disposition of subsidiary . .        -           -         (5.0)         -
  Other - net . . . . . . . . . . . . .       3.0         1.7         6.0         2.9
                                           ------      ------      ------      ------
    Total other costs and expenses. . .      86.7        51.5       146.7       100.6
                                           ------      ------      ------      ------
Operating earnings. . . . . . . . . . .      16.8        13.9        38.0        23.7

Interest
  Income. . . . . . . . . . . . . . . .       1.0          .5         1.5          .9
  Expense . . . . . . . . . . . . . . .      (6.8)       (3.9)      (11.9)       (7.5)
                                           ------      ------      ------      ------
    Interest - net. . . . . . . . . . .      (5.8)       (3.4)      (10.4)       (6.6)
                                           ------      ------      ------      ------
Earnings before income taxes. . . . . .      11.0        10.5        27.6        17.1

Provision for income taxes. . . . . . .       2.6         2.6         6.2         4.2
                                           ------      ------      ------      ------
Net earnings. . . . . . . . . . . . . .    $  8.4      $  7.9      $ 21.4      $ 12.9
                                           ======      ======      ======      ======
Earnings per common share . . . . . . .    $  .24      $  .23      $  .62      $  .37
                                           ======      ======      ======      ======

Dividends per common share. . . . . . .      $.09        $.09        $.18        $.18

Weighted average number of shares
  and common share equivalents
  outstanding (in thousands). . . . . .    34,487      33,989      34,311      34,002

See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                         (In millions)

                                             12 Weeks Ended         24 Weeks Ended
                                          --------------------    -------------------
                                          June 17,     June 18,   June 17,    June 18,
                                            1995         1994       1995        1994
                                          -------      -------    -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings. . . . . . . . . . . . .    $  8.4       $  7.9     $ 21.4      $ 12.9
  Operating activities providing
    (using) cash
      Depreciation and amortization . .      10.2          7.2       17.5        14.0
      Integration charge. . . . . . . .       9.8           -         9.8          -
      Gain on disposition
        of subsidiary . . . . . . . . .        -            -        (5.0)         -
      Deferred income taxes . . . . . .        .2           .8         .2         1.8
      Working capital changes
        Notes and accounts receivable .      10.7        (11.2)      12.4         1.3
        Inventories . . . . . . . . . .     (11.5)        (7.8)     (24.5)      (18.4)
        Other current assets. . . . . .       (.4)        (2.0)      (5.7)       (1.7)
        Trade accounts payable and
          other current liabilities . .     (19.9)         8.6        1.5        (2.4)
      (Increase) decrease in other
        noncurrent assets . . . . . . .      (1.7)          .2       (2.3)       (2.9)
      Increase (decrease) in long-term
        accrued liabilities . . . . . .       2.2           .1        3.3        (1.6)
      Other - net . . . . . . . . . . .       (.3)          .4        (.2)       (2.1)
                                           ------       ------     ------      ------
        Net cash provided by
          operating activities. . . . .       7.7          4.2       28.4          .9
                                           ------       ------     ------      ------
INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures. . . . . . . . .     (11.0)        (6.4)     (19.9)      (11.9)
  Net disposals of property, plant
    and equipment . . . . . . . . . . .       5.6          1.0        5.9         2.3
  Acquisition . . . . . . . . . . . . .        -            -       (79.2)         -
  Cash received on disposition
    of subsidiaries . . . . . . . . . .        .3           .3       15.3         2.3
                                           ------       ------     ------      ------
      Net cash used by
        investing activities. . . . . .      (5.1)        (5.1)     (77.9)       (7.3)
                                           ------       ------     ------      ------
FINANCING ACTIVITIES CASH FLOWS
  Dividends paid. . . . . . . . . . . .      (3.1)        (3.1)      (6.2)       (6.2)
  Issuance of long-term debt. . . . . .      98.3           -       180.5       115.4
  Repayments of long-term debt and
    lease obligations . . . . . . . . .     (38.8)         (.5)     (47.4)      (60.5)
  Increase (decrease) in amounts
    payable to banks. . . . . . . . . .     (32.7)         3.0      (58.4)      (48.0)
  Net issuance of common shares . . . .       3.0           .4        3.7         2.6
                                           ------       ------     ------      ------
    Net cash provided (used) by
      financing activities. . . . . . .      26.7          (.2)      72.2         3.3
                                           ------       ------     ------      ------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . .      29.3         (1.1)      22.7        (3.1)
Cash and cash equivalents at
  beginning of period . . . . . . . . .      14.9         16.8       21.5        18.8
                                           ------       ------     ------      ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD . . . . . . . . . . . .    $ 44.2       $ 15.7     $ 44.2      $ 15.7
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

The company's investment in Widia, including professional fees and other costs related to the acquisition, totaled $76.4 million. The preliminary allocation of the acquisition cost to the assets acquired and the liabilities assumed is presented in the table that follows. The amounts shown therein are estimates and are subject to revision once appraisals, actuarial reviews and other studies of fair value are completed. Estimated goodwill resulting from the acquisition, which is included in other noncurrent assets, is approximately $25 million.

                                                                  (In millions)

                                                                   February 1,
                                                                      1995
                                                                   ----------

  Cash and cash equivalents . . . . . . . . . . . . . . . . . .        $  1.8
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .          47.3
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          59.0
  Other current assets. . . . . . . . . . . . . . . . . . . . .           1.0
  Property, plant and equipment - net . . . . . . . . . . . . .          50.3
  Other noncurrent assets . . . . . . . . . . . . . . . . . . .          29.9
                                                                       ------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . .         189.3

  Amounts payable to banks and current
    portion of long-term debt . . . . . . . . . . . . . . . . .          (9.1)
  Intercompany payables to seller . . . . . . . . . . . . . . .          (4.6)
  Trade accounts payable. . . . . . . . . . . . . . . . . . . .         (14.7)
  Accrued and other current liabilities . . . . . . . . . . . .         (40.0)
  Long-term accrued liabilities . . . . . . . . . . . . . . . .         (40.6)
  Long-term debt and lease obligations. . . . . . . . . . . . .          (3.9)
                                                                       ------
    Total acquisition costs . . . . . . . . . . . . . . . . . .        $ 76.4
                                                                       ======

As presented above, accrued and other current liabilities includes a reserve of $6.1 million that was established in the allocation of acquisition cost for the further restructuring of Widia and its integration with Valenite, a subsidiary which also manufactures metalcutting products. Certain of Widia's worldwide operations, including its principal European plant located in Essen, Germany, were restructured by the seller during 1993 and 1994 to improve manufacturing efficiency, divest marginal business and product lines and reduce personnel levels. Prior to the acquisition, the company began to develop a plan for the integration of Widia and Valenite and identified additional actions that are intended to further improve Widia's profitability. The overall plan, which will have a total cost of $17.1 million, was formally approved by management in May, 1995. That portion of the $17.1 million cost directly related to Valenite has been recorded as a $9.8 million pretax charge to earnings in the second quarter of 1995 (see Integration Charge). As it relates to Widia, the management plan involves the downsizing of one manufacturing plant and the consolidation of numerous sales, customer service and warehouse operations in Europe and Asia at a total cost of $7.3 million, including write downs of certain assets to net realizable value totaling $1.2 million. The $6.1 million reserve that is included in accrued and other current liabilities includes $5.9 million for severance and other termination benefits related to the elimination of approximately eighty production and sales personnel and $.2 million for facility exit costs. It is expected that the actions contemplated by the integration plan, which are intended to complement the actions already taken prior to the acquisition, will be substantially completed during 1995. Charges against the reserve through the end of the second quarter were not material.

Unaudited pro forma sales and earnings information for the second quarters of 1995 and 1994 and the 24 week periods ended June 17, 1995 and June 18, 1994 prepared under the assumption that the acquisition had been completed at the beginning of those years is as follows:

                                         (In millions, except per-share amounts)
                                           12 Weeks Ended       24 Weeks Ended
                                         -------------------  -------------------
                                         June 17,   June 18,  June 17,    June 18,
                                           1995       1994      1995        1994
                                         -------    -------   -------     -------

Sales . . . . . . . . . . . . . . . .    $ 413.5    $ 324.0   $ 765.1     $ 605.0
                                         =======    =======   =======     =======

Net earnings. . . . . . . . . . . . .    $   8.4    $   8.1   $  21.8     $  12.7
                                         =======    =======   =======     =======

Per common share. . . . . . . . . . .    $   .24    $   .24   $   .63     $   .37
                                         =======    =======   =======     =======

Based on a comprehensive analysis, the company estimates that the minimum annual savings in relation to Widia's historical 1994 operations that will result from the restructuring actions completed in 1994 and early 1995 prior to the acquisition will be approximately $3.0 million. The additional actions described above that will be completed in 1995 subsequent to the acquisition in connection with the company's $17.1 million integration plan will generate additional annual savings of approximately $6.0 million. These amounts are based principally on the savings that will be realized from actual reductions in Widia's employment level that have already occurred during 1995 and those that will occur later in the year. The pro forma earnings amounts for the second quarter of 1994 and the 24 weeks ended June 18, 1994 presented above include estimates of these expected cost savings totaling $2.2 million and $3.7 million, respectively. In addition, restructuring charges of $.9 million in the second quarter of 1994 and $1.2 million for the 24 weeks ended June 18, 1994 that were incurred by Widia on a historical basis have been eliminated. The proforma amounts presented above do not reflect approximately $6.0 million of annual profitability improvements that are expected to result from those portions of the $17.1 million integration plan that are directly related to Valenite's operations.

INTEGRATION CHARGE
- ------------------
In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, which also involves the integration of certain Widia operations with Valenite. The total cost of the plan will be $17.1 million. That portion of the overall plan that relates directly to Widia has been recorded through purchase accounting adjustments totaling $7.3 million. As it relates to Valenite, the plan involves the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge includes reserves for the cash costs of the integration of $7.0 million, including $5.9 million for severance and other termination benefits related to approximately ninety production and sales personnel and $1.1 million for facility exit costs. The charge also includes $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs through the end of the second quarter of 1995 were not material. The total cash cost of the $17.1 million plan will be $13.1 million and will be funded by operations and bank borrowings. As a result of the actions that are included in the integration plan, all of which will be substantially completed during 1995, the company expects to improve its annual profitability by approximately $12 million.

DISPOSITION OF SUBSIDIARIES
- ---------------------------
In January, 1995, the company completed the sale of its American Mine Tool business for $15.0 million resulting in a gain of $5.0 million ($4.0 million after tax, or $.12 per share). The sale will not have a significant effect on future sales or earnings.

In February, 1994, the company completed the sale of its Sano business resulting in initial cash proceeds of $2.0 million. The remainder of the gross sales price of approximately $7 million is being received through the collection of trade receivables and in varying installments through 1999.

INCOME TAXES
- ------------
The company entered 1995 and 1994 with U.S. net operating loss carryforwards of $41 million and $19 million, respectively. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. U.S. federal income taxes and taxes in certain non-U.S. jurisdictions are minimal in both years due to the realization of certain fully reserved deferred tax assets, particularly the aforementioned net operating loss carryforwards. As a result, the company's effective tax rate for the second quarters of 1995 and 1994 and for the 24 weeks ended June 17, 1995 and June 18, 1994, which in all periods includes provisions for U.S. state and local and certain non-U.S. income taxes, is less than the U.S. federal statutory rate of 35%.

RECEIVABLES
- -----------
In 1993, the company sold $50 million of its U.S. accounts receivable. The sale transaction occurred under a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. In March, 1994, the receivables purchase agreement was amended and restated to provide for the sale of up to $65 million of interests in accounts receivable through January, 1996, the termination date of the agreement. The agreement was further amended in March, 1995, to increase the amount from $65 million to $75 million. At June 17, 1995, and December 31, 1994, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $75 million and $65 million, respectively. Costs related to these sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings. The proceeds are reported as providing operating cash flow in the Consolidated Condensed Statement of Cash Flows.

LIABILITIES
- -----------
The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.
                                                           (In millions)
                                                       June 17,      Dec. 31,
                                                         1995         1994
                                                       -------       -------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation. . . . . . . . . . . . . . .     $ 48.2        $ 29.9
  Accrued and deferred income taxes . . . . . . . .       17.4          21.5
  Other accrued expenses. . . . . . . . . . . . . .      143.9          89.2
                                                        ------        ------
                                                        $209.5        $140.6
                                                        ======        ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation. . . . . .     $ 68.6        $ 27.3
  Accrued postretirement health
    care benefits . . . . . . . . . . . . . . . . .       44.0          44.0
  Accrued and deferred income taxes . . . . . . . .       27.1          25.8
  Other . . . . . . . . . . . . . . . . . . . . . .       33.2          26.4
                                                        ------        ------
                                                        $172.9        $123.5
                                                        ======        ======

LONG-TERM DEBT AND LEASE OBLIGATIONS
- ------------------------------------
Long-term debt and lease obligations are shown in the following table.
                                                           (In millions)
                                                       June 17,      Dec. 31,
                                                        1995          1994
                                                       -------       -------
Long-term debt
  7-7/8% Notes due 2000 . . . . . . . . . . . . . .     $100.0        $   -
  8-3/8% Notes due 2004 . . . . . . . . . . . . . .      115.0         115.0
  12% Sinking Fund Debentures due 2010. . . . . . .       10.8          10.8
  Revolving credit facility . . . . . . . . . . . .       66.9          10.0
  Industrial Development Revenue
    Bonds due 2008. . . . . . . . . . . . . . . . .         -           10.0
  Other . . . . . . . . . . . . . . . . . . . . . .       15.5           8.1
                                                        ------        ------
                                                         308.2         153.9
                                                        ------        ------
Capital lease obligations
  6-3/8% Bonds due 1995- 1997 . . . . . . . . . . .        2.6           2.6
  6-3/4% Bonds due 2004 . . . . . . . . . . . . . .         -            7.6
                                                        ------        ------
                                                           2.6          10.2
                                                        ------        ------
Total long-term debt and lease obligations. . . . .      310.8         164.1
Less current maturities . . . . . . . . . . . . . .       (3.0)        (21.1)
                                                        ------        ------
                                                        $307.8        $143.0
                                                        ======        ======

In May, 1995, the company completed the private financing involving the placement of $100 million of 7-7/8% Notes due 2000. The proceeds were or will be used to repay outstanding indebtedness, including approximately $81 million of indebtedness under the company's revolving credit facility. On July 21, 1995, the company issued a prospectus offering to exchange the privately financed 7-7/8% Notes due 2000, for an equal principal amount of new 7-7/8% Notes due 2000 which have substantially identical terms but which have been registered under the Securities Act of 1933. The exchange offer will be completed during the third quarter of 1995.

At December 31, 1994, current maturities includes the Industrial Development Revenue Bonds due 2008 and the 6-3/4% Bonds due 2004, both of which were repaid in 1995 due to the closure of the company's machine tool facilities in South Carolina. The 6-3/4% Bonds due 2004 were defeased in the first quarter of 1995 and repaid early in the second quarter. The Industrial Development Revenue Bonds due 2008 were repaid during the second quarter of 1995.

At June 17, 1995 and December 31, 1994, borrowings under the company's revolving credit facility totaling $66.9 million and $10.0 million, respectively, are included in long-term debt based on the expectation that such amounts will remain outstanding for more than one year.

LINES OF CREDIT
- ---------------
On May 31, 1995, the company entered into an agreement with the lenders under its revolving credit agreement facility to extend the term from July, 1996, to June, 1998 and, at the company's request, to reduce the amount of credit available thereunder to $150 million in order to reduce the amount of commitment fees. The revolving credit facility imposes restrictions on total indebtedness in relation to total capital. In connection with the extension, beginning in January, 1996, certain required financial ratio levels imposed on the company gradually will become more stringent. The company believes it will be able to continue to comply with the restrictions throughout the extended term of the facility. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $45 million at June 17, 1995.

At June 17, 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $346 million, including the $150 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. A portion of the revolving credit facility was utilized to finance the acquisition of Widia on February 1, 1995 (see Acquisition). In connection with the private financing involving the placement of $100 million of 7-7/8% Notes due 2000, the company repaid or will repay approximately $81 million of the revolving credit facility (see Long-Term Debt and Lease Obligations).

CONTINGENCIES
- -------------
Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

SEGMENT INFORMATION
- -------------------
The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the second quarters of 1995 and 1994 and for the 24 weeks ended June 17, 1995 and June 18, 1994 are presented below.

                                                        (In millions)
                                            12 Weeks Ended        24 Weeks Ended
                                          -----------------     -----------------
                                          June 17,  June 18,    June 17,  June 18,
                                            1995      1994        1995      1994
                                          -------   -------     -------   -------
Sales
  Plastics machinery. . . . . . . . . .    $152.8    $121.4      $279.0    $217.7
  Machine tools . . . . . . . . . . . .      93.7      67.2       180.4     136.0
  Industrial products . . . . . . . . .     167.0      80.7       285.5     161.1
                                           ------    ------      ------    ------
                                           $413.5    $269.3      $744.9    $514.8
                                           ======    ======      ======    ======
Operating earnings (loss) (a)
  Plastics machinery. . . . . . . . . .    $ 15.8    $ 10.3      $ 28.4    $ 17.9
  Machine tools . . . . . . . . . . . .        .5        .6        (1.9)       .2
  Industrial products . . . . . . . . .      16.2       8.6        27.4      16.0
  Integration charge (b). . . . . . . .      (9.8)       -         (9.8)       -
  Gain on disposition of subsidiary (c)        -         -          5.0        -
  Unallocated corporate expenses (d). .      (5.9)     (5.6)      (11.1)    (10.4)
                                           ------    ------      ------    ------
                                           $ 16.8    $ 13.9      $ 38.0    $ 23.7
                                           ======    ======      ======    ======
New orders
  Plastics machinery. . . . . . . . . .    $140.3    $134.2      $278.2    $239.9
  Machine tools . . . . . . . . . . . .      95.0      85.9       200.9     161.7
  Industrial products . . . . . . . . .     163.2      81.5       288.4     166.5
                                           ------    ------      ------    ------
                                           $398.5    $301.6      $767.5    $568.1
                                           ======    ======      ======    ======
Ending backlog. . . . . . . . . . . . .    $384.9    $299.3      $384.9    $299.3
                                           ======    ======      ======    ======

(a) In 1995, the company's method of allocating corporate costs to its business segments was refined to exclude costs for certain services not directly assignable to the operations of the segments. Amounts for 1994 have been restated to conform to the 1995 presentation.
(b) Represents a charge related to the industrial products segment to integrate certain Valenite and Widia operations to improve future profitability.
(c) Represents a gain on the sale of the company's American Mine Tool business, which was part of the industrial products segment.
(d) Includes financing costs related to the sale of accounts receivable and corporate expenses.

EARNINGS PER SHARE
- ------------------
Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding.

SUBSEQUENT EVENT
- ----------------
In July, 1995, the company completed the acquisition of Talbot Holdings, Ltd. (Talbot). With annual sales of about $40 million, Talbot is a major supplier of round high-speed steel and carbide metalcutting tools. The total consideration, including debt assumed of approximately $5 million, was approximately $38 million. The transaction will be accounted for under the purchase method and was financed through available cash and existing credit lines.

                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 (UNAUDITED)

RESULTS OF OPERATIONS
- ---------------------
SALES

Sales in the second quarter of 1995 of $414 million increased by $144 million over the second quarter of 1994, of which $74 million represents sales of a newly acquired subsidiary, Widia, which is described below. Excluding Widia's sales, the $70 million sales increase represents a 26% increase over the second quarter of 1994. Contributing to the $70 million increase is $14 million caused by foreign currency exchange rate fluctuations that resulted principally from the increased value of the German mark.

Plastics machinery sales increased by $31 million, or 26%, over 1994 due primarily to increased sales by the company's European plastics machinery subsidiaries, as well as an increase in sales of U.S.-built injection molding machines. Machine tools sales increased by $27 million, or 39%, due to increased sales of standard machine tools in North America and Europe. Sales of industrial products, excluding Widia's contribution, increased $12 million, or 15%, due to increased sales of grinding wheels in North America, and metalcutting tools and fluids in North America and Europe.

Sales of the 24 weeks ended June 17, 1995 were $745 million, which represents a $230 million, or 45%, increase over the comparable period of 1994. This sales increase is attributable to (i) a $61 million, or 28%, increase in plastics machinery sales, mostly in the U.S. and European markets; (ii) a $44 million, or 33%, increase in sales of Wolfpack-designed standard machine tools, and (iii) a $124 million increase in sales of industrial products including Widia's sales of $97 million. Included in the $230 million increase in sales is a $22 million increase caused by foreign currency exchange rate fluctuations.

Export sales from the U.S. for the 24 weeks ended June 17, 1995 were $65 million, up from $61 million in the comparable period of 1994. In the same 1995 period, products manufactured outside of the U.S. constituted 41% of consolidated sales as compared to 27% in 1994.

NEW ORDERS AND BACKLOG

New orders for the second quarter of 1995 of $399 million increased by $97 million, or 32%, over the second quarter of 1994. Approximately $74 million of the increase was attributable to the acquisition of Widia, and another $13 million of the increase was due to exchange rate fluctuations. Excluding these two factors, new orders were up 3% over the second quarter of 1994.

Orders for plastics machinery in the second quarter of 1994 increased by $6 million, or 5%, over 1994 due to continued strong U.S. and European demand for injection molding machines. Machine tool orders increased $9 million, or 11%, primarily due to increased orders for standard machine tools; orders for aerospace machines increased modestly. Orders for industrial products increased by $82 million including the Widia acquisition and $8 million, or 9%, excluding the acquisition, primarily as a result of increased industrial production in the U.S. and Europe. In general, the company continued to benefit from high levels of automotive production in the U.S. and Europe, although some softening in the U.S. has affected order levels in the second quarter of 1995.

New orders for the 24 weeks ended June 17, 1995 were $768 million, which represents a $199 million, or 35%, increase over the comparable period of 1994. This increase in new orders is attributable to (i) a $38 million, or 16%, increase in orders for U.S. and European-built injection molding machines; (ii) a $39 million, or 24%, increase in machine tools, primarily as a result of increased orders for standard machine tools, along with a modest pick-up in demand for aerospace machines and (iii) a $122 million increase in orders for industrial products including Widia, or a $23 million, or 14%, increase excluding Widia. Included in the $199 million increase in new orders is a $22 million increase caused by foreign currency exchange rate fluctuations.

The company's backlog of unfilled orders decreased from $409 million at March 25, 1995 to $385 million at June 17, 1995. This $24 million decrease was caused in part by a $9 million adjustment to reduce Widia's backlog at date of acquisition. Compared with the backlog at June 18, 1994, the backlog increased by $86 million, most of which results from the Widia acquisition.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin percent of 25.0% and 24.8% for the second quarter of 1995 and 24 weeks ended June 17, 1995, respectively, increased from 24.3% and 24.1% for the comparable periods of 1994. Currency exchange rate fluctuations caused some increase in margin dollars but did not affect the margin percent. In general, margin percents improved because of increased volume and the acquisition of Widia which has higher margins than the company's machinery businesses. Machine tool margins in 1995 have been held back as the group liquidated significant inventories of discontinued, pre-Wolfpack product lines.

Selling and administrative expenses in the second quarter of 1995 and for the 24 weeks ended June 17, 1995 increased in connection with higher sales and currency exchange rate fluctuations compared with the same periods in 1994. Selling expense declined modestly as a percent to sales for both periods, primarily due to increased volume and despite the acquisition of Widia which has higher selling costs than the machinery businesses. Administrative expense increased due to the Widia acquisition and currency exchange rate fluctuations, but declined as a percent to sales.

The $9.8 million pretax integration charge ($7.8 million after tax) relates to the company's February 1995 acquisition of Krupp Widia GmbH (Widia), a Germany-based manufacturer of metalcutting tools with 1994 sales of approximately $225 million. The Widia acquisition allows the company to capitalize on synergistic opportunities with Valenite, an existing subsidiary which manufactures similar products. Accordingly, in May, 1995 management formally approved a plan to integrate certain operations of these businesses for a cost of $17.1 million. The portion of the cost directly related to Widia, totaling $7.3 million, is being recorded as a purchase accounting adjustment, while the remaining $9.8 million, which is directly related to Valenite, is being charged against earnings in the second quarter of 1995. The $17.1 million plan involves the closing or downsizing of three manufacturing plants and the consolidation of numerous sales, service and warehouse operations in Europe and Asia. The $9.8 million integration charge includes $5.9 million for severance and other termination benefits and $3.9 million for facility exit costs and asset write downs. As a result of the actions included in the plan, all of which are expected to be substantially completed during 1995, the company expects to improve its annual profitability by approximately $12 million. The total cash cost of $13.1 million will be funded by operations and bank borrowings.

Gain on disposition of subsidiary represents a $5.0 million before tax ($4.0 million after tax) gain on the sale of the company's American Mine Tool (AMT) business, a small business in the industrial products segment. The business did not serve a major global market with good long-term growth and profit potential and, accordingly, did not meet the company's criteria for a core business. The sale will not have a material effect on the company's future sales and earnings.

Other costs and expenses - net increased over the 1994 amounts due in part to the Widia acquisition, increased financing costs related to sales of accounts receivable and exchange rate fluctuations.

Interest expense - net increased over the 1994 amounts due primarily to higher debt levels associated with debt incurred to finance the Widia acquisition and the company's internal growth.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes increased from $10.5 million in the second quarter of 1994 to $11.0 million in the second quarter of 1995. Excluding the effect of the $9.8 million pretax integration charge, 1995 earnings increased by $10.3 million over 1994. Earnings before income taxes increased from $17.1 million in the first 24 weeks of 1994 to $27.6 million in the first 24 weeks of 1995. Excluding the effects of the $9.8 million pretax integration charge and the $5.0 million pretax gain on the sale of AMT in the first quarter of 1995, earnings for the 24 weeks ended June 17, 1995 increased by $15.3 million over 1994. The 1995 increases reflect increased profit associated with higher volume and the Widia acquisition, offset in part by increased borrowing costs. Also contributing to the increased earnings in the second quarter of 1995 and 24 weeks ended June 17, 1995 are increases of $1.0 million and $1.7 million, respectively, due to foreign currency exchange rate fluctuations.

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

NET EARNINGS

Net earnings were $8.4 million, or $.24 per share, in the second quarter of 1995 compared with $7.9 million, or $.23 per share, in the second quarter of 1994. Excluding the $7.8 million after tax integration charge, 1995 net earnings increased by $8.3 million over 1994. Net earnings increased from $12.9 million, or $.37 per share, in the first 24 weeks of 1994 to $21.4 million, or $.62 per share, in the first 24 weeks of 1995. Excluding the $7.8 million after tax integration charge and the $4.0 million after tax gain on the sale of AMT in the first quarter of 1995, net earnings for the first 24 weeks of 1995 increased by $12.3 million, or $.36 per share, over 1994. The 1995 increases reflect the effects of higher sales, the Widia acquisition and currency effects, offset in part by increased borrowing costs and income taxes.

CONSOLIDATION CHARGE
- --------------------
In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly, recorded a charge of $47.1 million in the fourth quarter of 1993. Costs totaling $6 million during the second quarter of 1994 and $12 million for the 24 weeks ended June 18, 1994 were charged against the reserve. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina, was phased out during 1994 and the facilities were closed in the fourth quarter of 1994.

The consolidation plan was essentially completed by year-end, 1994, although the company experienced some production difficulties in early 1995 which were related to the consolidation and a simultaneous increase in customer demand.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------
At June 17, 1995, the company had cash and cash equivalents of $44 million, an increase of $29 million during the second quarter of 1995 and an increase of $22 million during the 24 weeks ended June 17, 1995. Operating activities provided $8 million of cash in the second quarter of 1995 and $4 million in the second quarter of 1994. For the 24 weeks ended June 17, 1995 operating activities provided $28 million of cash compared to $1 million in the same period of 1994. $10 million of the $28 million increase was due to the sale of receivables in the first quarter of 1995.

Total debt was $326 million at June 17, 1995, an increase of $29 million over March 25, 1995 and an increase of $99 million during the 24 weeks ended June 17, 1995 to finance the acquisition of Widia in February 1995. The ratio of total debt to total capital (debt plus equity) was 63% at June 17, 1995, 62% at March 25, 1995 and 59% at year end 1994. Working capital increased by $83 million in the second quarter of 1995 and $148 million in the 24 weeks ended June 17, 1995 (including $57 million related to the acquisition of Widia) and the current ratio improved to 1.8 in the second quarter 1995 compared to 1.5 in the first quarter of 1995 and 1.4 at year end 1994.

Expenditures for new property, plant and equipment in the second quarter of 1995 and for the 24 weeks ended June 17, 1995 were $11 million and $20 million respectively, as compared to $6 million and $12 million in 1994. The 1995 capital expenditures budget has been increased to $52 million from $40 million to reflect various adjustments including a decrease in the amount to be acquired by operating leases from $16 million to $10 million. Proceeds from the disposal of property, plant and equipment during the second quarter of 1995 of $6 million primarily includes the sale and operating leaseback of certain manufacturing equipment.

In the second quarter of 1995 the company issued $100 million of 7-7/8% notes due in May 2000. The net proceeds of the offering, approximately $98 million, was or will be used to repay outstanding indebtedness which had increased by $70 million in the first quarter of 1995 due principally to the Widia acquisition.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $46 million at June 17, 1995 that were subject to foreign exchange risk. The company also enters into various transactions in the ordinary course of business for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

At June 17, 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $346 million, including a $150 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility was renegotiated effective May 31, 1995 to extend its term to June 1, 1998 and to reduce, at the request of the company, the amount from $200 million to $150 million in order to reduce the amount of commitment fees thereunder. The revolving credit facility imposes restrictions on total indebtedness. Beginning in January, 1996, certain required financial ratio levels imposed on the company gradually will become more stringent. The company believes that it will be able to continue to comply with these covenants, including all required ratio levels, through June 1, 1998. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $45 million at June 17, 1995.

The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements, including the Talbot acquisition, described below.

SUBSEQUENT EVENT
- ----------------
In July, 1995, the company consummated the acquisition of Talbot Holdings, Ltd. With annual sales of about $40 million, Talbot is a major supplier of round high-speed steel and carbide metalcutting tools. The total consideration, including debt assumed of approximately $5 million, was approximately $38 million. The transaction will be accounted for under the purchase method and was financed through available cash and existing credit lines.

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

          Exhibit (4)   - Instruments Defining the Rights of Security
            Holders, Including Indentures

          Exhibit (10)  - Material Contracts

          Exhibit (11)  - Statement Regarding Computation of Earnings
            Per Share - filed as a part of Part I

          Exhibit (27)  - Financial Data Schedule  - filed as part of Part I

      (b) Reports on Form 8-K

          A report on Form 8-K dated May 17, 1995, was filed regarding the completion of the sale of $100 million aggregate principal amount of 7-7/8% Notes due 2000.

          A report on Form 8-K dated May 31, 1995, was filed regarding an amendment to the company's Amended and Restated Revolving Credit Agreement.

          A report on Form 8-K/A was filed on April 14, 1995 amending a report filed on Form 8-K dated February 1, 1995 regarding the acquisition of the capital stock of Krupp Widia GmbH.

CINCINNATI MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date:   July 27, 1995               By:/s/ Robert P. Lienesch
       ---------------                 ----------------------------------
                                       Robert P. Lienesch
                                       Controller



Date:   July 27, 1995               By:/s/ Ronald D. Brown
       ---------------                 -----------------------------------
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

    4.3     7-7/8% Notes due 2000
            - Incorporated herein by reference to the company's
              Registration Statement on Form S-4
              (Registration No. 33-60081).

    4.4 Cincinnati Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to the long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.

   10       Material Contracts

   10.1     - Incorporated herein by reference to the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

   10.2     - Amendment Number One to the Amended and Restated Revolving
              Credit Agreement dated as of May 31, 1995 among Cincinnati Milacron Inc., Cincinnati Milacron Kunststoffmachinen Europa GmbH, the lenders therein, and Bankers Trust Company, as agent.
              - Incorporated herein by reference to the company's report on Form 8-K dated May 31, 1995.

   11       Statement Regarding Computation of Earnings per Share        20

   15       Letter re Unaudited Interim Financial Information
            - Not Applicable.

   18       Letter Regarding Change in Accounting Principles
            - Not Applicable.

   19       Report Furnished to Security Holders
            - Not Applicable.

   22       Published Report Regarding Matters Submitted
            To Vote of Security Holders - Not Applicable.

   23       Consents of Experts and Counsel - Not Applicable.

   24       Power of Attorney - Not Applicable.

   27       Financial Data Schedule                                      21

   99       Additional Exhibits - Not Applicable.