Form 10-Q
period 1995-10-07
CINCINNATI MILACRON INC /DE/
filed 1995-11-21
CIK 716823

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

      For the quarter ended October 7, 1995

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

                             Yes [x]     No [ ]



Number of shares of Common Stock, $1.00 par value, outstanding as of November 14, 1995:  34,267,842
 =============================================================================


                      CINCINNATI MILACRON INC. AND SUBSIDIARIES
                                         INDEX



                                                                       PAGE NO.

                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                           3


           Consolidated Condensed Statement of Earnings                   4


           Consolidated Condensed Statement of Cash Flows                 5


           Notes to Consolidated Condensed Financial
             Statements                                                   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 14


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                    19


         (b) Reports on Form 8-K                                         19


         Signatures                                                      20


         Index to Exhibits                                               21

                            PART I.  FINANCIAL INFORMATION
                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                      (UNAUDITED)

                                                            (IN MILLIONS)

                                                        OCT. 7,        DEC. 31,
                                                         1995            1994
                                                       -------         -------
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . .   $   43.7          $ 21.5
  Notes and accounts receivable, less allowances
    of $15.4 in 1995 and $8.7 in 1994 . . . . . . .      213.9           188.0
  Inventories
    Raw materials . . . . . . . . . . . . . . . . .       32.9            25.4
    Work-in-process and finished parts. . . . . . .      226.4           162.8
    Finished products . . . . . . . . . . . . . . .      134.0            79.0
                                                      --------          ------
      Total inventories . . . . . . . . . . . . . .      393.3           267.2
  Other current assets. . . . . . . . . . . . . . .       36.7            38.0
                                                      --------          ------
    Total current assets. . . . . . . . . . . . . .      687.6           514.7
                                                      --------          ------
Property, plant and equipment . . . . . . . . . . .      539.8           449.3
  Less accumulated depreciation . . . . . . . . . .      272.2           250.5
                                                      --------          ------
    Property, plant and equipment - net . . . . . .      267.6           198.8
Other noncurrent assets . . . . . . . . . . . . . .      127.1            74.1
                                                      --------          ------
  TOTAL ASSETS. . . . . . . . . . . . . . . . . . .   $1,082.3          $787.6
                                                      ========          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt . . . . . . . . . . .   $   32.0          $ 83.9
  Trade accounts payable. . . . . . . . . . . . . .      103.9            99.2
  Advance billings and deposits . . . . . . . . . .       44.7            39.6
  Accrued and other current liabilities . . . . . .      192.8           140.6
                                                      --------          ------
    Total current liabilities . . . . . . . . . . .      373.4           363.3
Long-term accrued liabilities . . . . . . . . . . .      176.0           123.5
Long-term debt and lease obligations. . . . . . . .      328.8           143.0
                                                      --------          ------
  TOTAL LIABILITIES . . . . . . . . . . . . . . . .      878.2           629.8
                                                      --------          ------

Commitments and contingencies . . . . . . . . . . .         -               -

SHAREHOLDERS' EQUITY
  Preferred shares. . . . . . . . . . . . . . . . .        6.0             6.0
  Common shares (outstanding: 34.2 in 1995
    and 33.7 in 1994) . . . . . . . . . . . . . . .      298.6           289.2
  Accumulated deficit . . . . . . . . . . . . . . .      (97.8)         (125.9)
  Cumulative foreign currency translation
    adjustments . . . . . . . . . . . . . . . . . .       (2.7)          (11.5)
                                                      --------          ------
      TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . .      204.1           157.8
                                                      --------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . .   $1,082.3          $787.6
                                                      ========          ======


See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                                 (IN MILLIONS, EXCEPT SHARE
                                                    AND PER-SHARE AMOUNTS)

                                             16 WEEKS ENDED          40 WEEKS ENDED
                                           ------------------      ------------------
                                           OCT. 7,     OCT. 8,     OCT. 7,     OCT. 8,
                                            1995        1994        1995        1994
                                           ------      ------      ------      ------
Sales . . . . . . . . . . . . . . . . .    $486.5      $361.2    $1,231.4      $876.0
Cost of products sold . . . . . . . . .     364.8       271.4       925.0       661.9
                                           ------      ------      ------      ------
  Manufacturing margins . . . . . . . .     121.7        89.8       306.4       214.1
                                           ------      ------      ------      ------

Other costs and expenses
  Selling and administrative. . . . . .      89.9        68.5       225.9       166.2
  Integration charge. . . . . . . . . .       -            -          9.8          -
  Gain on disposition of subsidiary . .       -            -         (5.0)         -
  Other - net . . . . . . . . . . . . .       2.8         1.1         8.7         4.1
                                           ------      ------      ------      ------
    Total other costs and expenses. . .      92.7        69.6       239.4       170.3
                                           ------      ------      ------      ------

Operating earnings. . . . . . . . . . .      29.0        20.2        67.0        43.8

Interest
  Income. . . . . . . . . . . . . . . .       1.0          .7         2.5         1.6
  Expense . . . . . . . . . . . . . . .      (9.5)       (5.3)      (21.4)      (12.8)
                                           ------      ------      ------      ------
    Interest - net. . . . . . . . . . .      (8.5)       (4.6)      (18.9)      (11.2)
                                           ------      ------      ------      ------

EARNINGS BEFORE INCOME TAXES. . . . . .      20.5        15.6        48.1        32.6

Provision for income taxes. . . . . . .       4.5         3.7        10.7         7.8
                                           ------      ------      ------      ------

NET EARNINGS. . . . . . . . . . . . . .    $ 16.0      $ 11.9    $   37.4      $ 24.8
                                           ======      ======    ========      ======

EARNINGS PER COMMON SHARE . . . . . . .    $  .46      $  .35    $   1.08      $  .72
                                           ======      ======    ========      ======


Dividends per common share. . . . . . .      $.09        $.09        $.27        $.27

Weighted average number of shares
  and common share equivalents
  outstanding (in thousands). . . . . .    34,980      34,040      34,578      34,017

See notes to consolidated condensed financial statements.

                       CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                         (IN MILLIONS)

                                             16 WEEKS ENDED         40 WEEKS ENDED
                                          --------------------    -------------------
                                           OCT. 7,      OCT. 8,    OCT. 7,     OCT. 8,
                                            1995         1994       1995        1994
                                          -------      -------    -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings. . . . . . . . . . . . .    $ 16.0       $ 11.9     $ 37.4      $ 24.8
  Operating activities providing
    (using) cash
      Depreciation and amortization . .      15.1          8.7       32.6        21.6
      Integration charge. . . . . . . .        -            -         9.8          -
      Gain on disposition
        of subsidiary . . . . . . . . .        -            -        (5.0)         -
      Deferred income taxes . . . . . .       (.4)          -         (.2)        1.8
      Working capital changes
        Notes and accounts receivable .      21.4         18.9       33.8        20.2
        Inventories . . . . . . . . . .     (21.5)       (23.8)     (46.0)      (42.3)
        Other current assets. . . . . .       1.2         (2.5)      (4.5)       (4.2)
        Trade accounts payable and
          other current liabilities . .     (31.3)       (16.4)     (29.8)      (18.8)
      (Increase) decrease in other
        noncurrent assets . . . . . . .       6.8           .8        4.5        (1.0)
      Increase (decrease) in long-term
        accrued liabilities . . . . . .        .2          (.3)       3.5        (1.8)
      Other - net . . . . . . . . . . .       2.1           .6        1.9        (1.5)
                                           ------       ------     ------      ------
        Net cash provided (used) by
          operating activities. . . . .       9.6         (2.1)      38.0        (1.2)
                                           ------       ------     ------      ------

INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures. . . . . . . . .     (18.4)       (14.3)     (38.3)      (26.2)
  Net disposals of property, plant
    and equipment . . . . . . . . . . .       3.4          1.0        9.3         3.3
  Acquisitions. . . . . . . . . . . . .     (33.2)          -      (112.4)         -
  Cash received on disposition
    of subsidiaries . . . . . . . . . .        .2           .4       15.5         2.7
                                           ------       ------     ------      ------
      Net cash used by
        investing activities. . . . . .     (48.0)       (12.9)    (125.9)      (20.2)
                                           ------       ------     ------      ------

FINANCING ACTIVITIES CASH FLOWS
  Dividends paid. . . . . . . . . . . .      (3.2)        (3.1)      (9.4)       (9.3)
  Issuance of long-term debt. . . . . .      17.7           -       198.2       115.4
  Repayments of long-term debt and
    lease obligations . . . . . . . . .        -          (2.0)     (47.4)      (62.5)
  Increase (decrease) in amounts
    payable to banks. . . . . . . . . .      17.6         23.7      (40.8)      (24.3)
  Net issuance of common shares . . . .       5.8           .5        9.5         3.1
                                           ------       ------     ------      ------
    Net cash provided by
      financing activities. . . . . . .      37.9         19.1      110.1        22.4
                                           ------       ------     ------      ------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . .       (.5)         4.1       22.2         1.0
Cash and cash equivalents at
  beginning of period . . . . . . . . .      44.2         15.7       21.5        18.8
                                           ------       ------     ------      ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD . . . . . . . . . . . .    $ 43.7       $ 19.8     $ 43.7      $ 19.8
                                           ======       ======     ======      ======

See notes to consolidated condensed financial statements.

                 CINCINNATI MILACRON INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

BASIS OF PRESENTATION
---------------------

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

ACQUISITIONS
------------

On February 1, 1995, the company completed the acquisition of Krupp Widia GmbH (Widia) for DM 120.8 million in cash ($79.5 million based on the exchange rate in effect on the closing date), which included DM 7.1 million ($4.6 million) for the settlement of all intercompany liabilities to the seller as of the closing date. Headquartered in Germany, Widia had sales of approximately $225 million in 1994 and is one of the world's leading producers of industrial metalcutting products. The company financed the acquisition, which is being accounted for under the purchase method, by drawing on its revolving credit facility with its existing bank group which had been amended in December, 1994, to increase the amount of borrowings available thereunder from $130.0 million to $200.0 million, including borrowings denominated in German marks up to an equivalent of $100.0 million.

On July 20, 1995, the company completed the acquisition of Talbot Holdings, Ltd. (Talbot) for approximately $33 million in cash. With annual sales of about $40 million, Talbot is a major supplier of round high-speed steel and carbide metalcutting tools. The transaction is being accounted for under the purchase method and was financed through available cash and existing credit lines.

The company's investments in Widia and Talbot, including professional fees and other costs related to the acquisitions, will total approximately $112 million. The preliminary allocation of the acquisition cost to the assets acquired and the liabilities assumed is presented in the table that follows. The amounts shown therein are estimates and are subject to revision once appraisals, actuarial reviews and other studies of fair value are completed. Estimated goodwill resulting from the acquisitions, which is included in other noncurrent assets, is approximately $42 million and is being amortized over forty years.



                                                      (In millions)
                                                           1995
                                                        ---------

  Cash and cash equivalents . . . . . . . . . . . . . .  $  3.1
  Accounts receivable . . . . . . . . . . . . . . . . .    51.7
  Inventories . . . . . . . . . . . . . . . . . . . . .    69.3
  Other current assets. . . . . . . . . . . . . . . . .     1.3
  Property, plant and equipment - net . . . . . . . . .    61.6
  Other noncurrent assets . . . . . . . . . . . . . . .    51.7
                                                         ------
    Total assets. . . . . . . . . . . . . . . . . . . .   238.7

  Amounts payable to banks and current
    portion of long-term debt . . . . . . . . . . . . .    (9.3)
  Intercompany payables to seller . . . . . . . . . . .    (4.6)
  Trade accounts payable. . . . . . . . . . . . . . . .   (16.5)
  Accrued and other current liabilities . . . . . . . .   (43.4)
  Long-term accrued liabilities . . . . . . . . . . . .   (43.9)
  Long-term debt and lease obligations. . . . . . . . .    (9.4)
                                                         ------
    Total acquisition costs . . . . . . . . . . . . . .  $111.6
                                                         ======


As presented above, accrued and other current liabilities includes a reserve of $6.1 million that was established in the allocation of acquisition cost for the further restructuring of Widia and its integration with Valenite, a subsidiary which also manufactures metalcutting products. Certain of Widia's worldwide operations, including its principal European plant located in Essen, Germany, were restructured by the seller during 1993 and 1994 to improve manufacturing efficiency, divest marginal business and product lines and reduce personnel levels. Prior to the acquisition, the company began to develop a plan for the integration of certain operations of Widia and Valenite and identified additional actions that are intended to further improve Widia's profitability. The overall plan, which will have a total cost of $17.1 million ($13.1 million in cash), was formally approved by management in May, 1995. That portion of the $17.1 million cost directly related to Valenite has been recorded as a $9.8 million pretax charge to earnings in the second quarter of 1995 (see Integration Charge). As it relates to Widia, the management plan involves the downsizing of one manufacturing plant and the consolidation of numerous sales, customer service and warehouse operations in Europe and Asia at a total cost of $7.3 million, including write downs of certain assets to net realizable value totaling $1.2 million. The $6.1 million reserve that is included in accrued and other current liabilities includes $5.9 million for severance and other termination benefits related to the elimination of approximately eighty production and sales personnel and $.2 million for facility exit costs. It is expected that the actions contemplated by the integration plan, which are intended to complement the actions already taken prior to the acquisition, will be substantially completed during 1995. Charges against the reserve through the end of the third quarter were $1.3 million. In addition, management is evaluating further cost reduction alternatives to enhance future profitability, the cost of which has not been finalized.

Unaudited pro forma sales and earnings information for the third quarters of 1995 and 1994 and the 40 week periods ended October 7, 1995 and October 8, 1994 prepared under the assumption that the acquisitions of Widia and Talbot had been completed at the beginning of those years is as follows:

                                           (In millions, except per-share amounts)
                                            16 Weeks Ended        40 Weeks Ended
                                            --------------        --------------
                                          Oct. 7,    Oct. 8,    Oct. 7,     Oct. 8,
                                           1995       1994       1995        1994
                                          ------     ------     ------      ------



Sales . . . . . . . . . . . . . . . .    $ 489.7    $ 443.5   $1,276.6    $1,066.9
                                         =======    =======   ========    ========

Net earnings. . . . . . . . . . . . .    $  16.0    $  12.7   $   37.5    $   25.3
                                         =======    =======   ========    ========

Per common share. . . . . . . . . . .    $   .46    $   .37   $   1.08    $    .74
                                         =======    =======   ========    ========

Based on a comprehensive analysis, the company estimates that the minimum annual savings in relation to Widia's historical 1994 operations that will result from the restructuring actions completed in 1994 and early 1995 prior to the acquisition will be approximately $3.0 million. The additional actions described above that will be completed in 1995 subsequent to the acquisition in connection with the company's $17.1 million integration plan will generate additional annual savings of approximately $6.0 million. These amounts are based principally on the savings that will be realized from actual reductions in Widia's employment level that have already occurred during 1995 and those that are expected to occur later in the year. The pro forma earnings amounts for the third quarter of 1994 and the 40 weeks ended October 8, 1994 presented above include estimates of these expected cost savings totaling $3.0 million and $6.7 million, respectively. In addition, restructuring charges of $1.6 million in the third quarter of 1994 and $2.8 million for the 40 weeks ended October 8, 1994 that were incurred by Widia on a historical basis have been eliminated. The pro forma amounts presented above do not reflect approximately $6.0 million of annual profitability improvements that are expected to result from those portions of the $17.1 million integration plan that are directly related to Valenite's operations.

INTEGRATION CHARGE
------------------

In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, which also involves the integration of certain Widia operations with Valenite. The total cost of the plan will be $17.1 million ($13.1 million in cash). That portion of the overall plan that relates directly to Widia has been recorded through purchase accounting adjustments totaling $7.3 million. As it relates to Valenite, the plan involves the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge includes reserves for the cash costs of the integration of $7.0 million, including $5.9 million for severance and other termination benefits related to approximately ninety production and sales personnel and $1.1 million for facility exit costs. The charge also includes $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs totaled $2.6 million through the end of the third quarter of 1995. The total cash cost of the $17.1 million plan will be $13.1 million and will be funded by operations and bank borrowings. As a result of the actions that are included in the integration plan, all of which will be substantially completed during 1995, the company expects to improve its annual profitability by approximately $12 million.



DISPOSITION OF SUBSIDIARIES
---------------------------
In January, 1995, the company completed the sale of its American Mine Tool business for $15.0 million resulting in a gain of $5.0 million ($4.0 million after tax, or $.12 per share). The sale will not have a significant effect on future sales or earnings.

In February, 1994, the company completed the sale of its Sano business resulting in initial cash proceeds of $2.0 million. The remainder of the gross sales price of approximately $7 million is being received through the collection of trade receivables and in varying installments through 1999.

INCOME TAXES
------------
The company entered 1995 and 1994 with U.S. net operating loss carryforwards of $41 million and $19 million, respectively. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. U.S. federal income taxes and taxes in certain non-U.S. jurisdictions are not significant in either year due to the realization of certain fully reserved deferred tax assets, particularly the aforementioned net operating loss carryforwards. As a result, the company's effective tax rate for the third quarters of 1995 and 1994 and for the 40 weeks ended October 7, 1995 and October 8, 1994, which in all periods includes provisions for U.S. state and local and certain non-U.S. income taxes, is less than the U.S. federal statutory rate of 35%.

RECEIVABLES
-----------
In 1993, the company sold $50 million of its U.S. accounts receivable. The sale transaction occurred under a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. In March, 1994, the receivables purchase agreement was amended and restated to provide for the sale of up to $65 million of interests in accounts receivable through January, 1996, the termination date of the agreement. The agreement was further amended in March, 1995, to increase the amount from $65 million to $75 million. At October 7, 1995, and December 31, 1994, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $66.5 million and $65.0 million, respectively. The comparable amount at the end of the second quarter of 1995 was $75.0 million. Increases and decreases in the amount of interests in receivables sold are reported as providing or rising operating cash flow in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------
The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.
                                                           (In millions)
                                                         Oct. 7,     Dec. 31,
                                                          1995        1994
                                                        -------      -------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation. . . . . . . . . . . . . . .      $ 36.2       $ 29.9
  Accrued and deferred income taxes . . . . . . . .        19.0         21.5
  Other accrued expenses. . . . . . . . . . . . . .       137.6         89.2
                                                         ------       ------
                                                         $192.8       $140.6
                                                         ======       ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation. . . . . .      $ 69.7       $ 27.3
  Accrued postretirement health
    care benefits . . . . . . . . . . . . . . . . .        43.4         44.0
  Accrued and deferred income taxes . . . . . . . .        29.1         25.8
  Other . . . . . . . . . . . . . . . . . . . . . .        33.8         26.4
                                                         ------       ------
                                                         $176.0       $123.5
                                                         ======       ======
LONG-TERM DEBT AND LEASE OBLIGATIONS
------------------------------------
Long-term debt and lease obligations are shown in the following table.
                                                           (In millions)
                                                         Oct. 7,     Dec. 31,
                                                          1995        1994
                                                        -------      -------
Long-term debt
  7-7/8% Notes due 2000 . . . . . . . . . . . . . .      $100.0       $   -
  8-3/8% Notes due 2004 . . . . . . . . . . . . . .       115.0        115.0
  12% Sinking Fund Debentures due 2010. . . . . . .        10.8         10.8
  Revolving credit facility . . . . . . . . . . . .        87.1         10.0
  Industrial Development Revenue
    Bonds due 2008. . . . . . . . . . . . . . . . .          -          10.0
  Other . . . . . . . . . . . . . . . . . . . . . .        16.6          8.1
                                                         ------       ------
                                                          329.5        153.9
                                                         ------       ------
Capital lease obligations
  6-3/8% Bonds due 1995- 1997 . . . . . . . . . . .         1.8          2.6
  6-3/4% Bonds due 2004 . . . . . . . . . . . . . .          -           7.6
                                                         ------       ------
                                                            1.8         10.2
                                                         ------       ------
Total long-term debt and lease obligations. . . . .       331.3        164.1
Less current maturities . . . . . . . . . . . . . .       ( 2.5)       (21.1)
                                                         ------       ------
                                                         $328.8       $143.0
                                                         ======       ======

In May, 1995, the company completed a private financing involving the placement of $100 million of 7-7/8% Notes due 2000. The proceeds were used to repay outstanding indebtedness. On July 21, 1995, the company commenced an exchange offering to exchange the privately financed 7-7/8% Notes due 2000, for an equal principal amount of new 7-7/8% Notes due 2000 which have substantially identical terms but which have been registered under the Securities Act of 1933. The exchange offer was completed for all such Notes during the third quarter of 1995.

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

At October 7, 1995 and December 31, 1994, borrowings under the company's revolving credit facility totaling $87.1 million and $10.0 million, respectively, are included in long-term debt based on the expectation that such amounts will remain outstanding for more than one year.

LINES OF CREDIT
---------------
On May 31, 1995, the company entered into an agreement with the lenders under its revolving credit agreement facility to extend the term from July, 1996, to June, 1998 and, at the company's request, to reduce the amount of credit available thereunder from $200 million to $150 million in order to reduce the amount of commitment fees payable by the company. The revolving credit facility imposes restrictions on total indebtedness in relation to total capital. In connection with the extension, certain required financial ratio levels imposed on the company are scheduled to become more stringent
beginning in January, 1996.    The company anticipates that it will be able
to continue to comply with these restrictions throughout the extended term of the facility. However, some of these requirements are expected to be waived by the lenders or amended to permit the company to complete the planned acquisition of D-M-E (see Subsequent Event).

At October 7, 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $369 million, including the $150 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. A portion of the revolving credit facility was utilized to finance the acquisitions of Widia and Talbot (see Acquisitions). Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $57 million at October 7, 1995.

CONTINGENCIES
-------------
Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.


SEGMENT INFORMATION
-------------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the third quarters of 1995 and 1994 and for the 40 weeks ended October 7, 1995 and October 8, 1994 are presented below.

                                                        (In millions)
                                            16 Weeks Ended        40 Weeks Ended
                                          -----------------     -----------------
                                           Oct. 7,   Oct. 8,     Oct. 7,   Oct. 8,
                                            1995      1994        1995      1994
                                          -------   -------     -------   -------
Sales
  Plastics machinery. . . . . . . . . .    $157.7    $147.9    $  436.7    $365.6
  Machine tools . . . . . . . . . . . .     111.6     102.5       292.0     238.5
  Industrial products . . . . . . . . .     217.2     110.8       502.7     271.9
                                           ------    ------    --------    ------
                                           $486.5    $361.2    $1,231.4    $876.0
                                           ======    ======    ========    ======
Operating earnings (a)
  Plastics machinery. . . . . . . . . .    $ 15.7    $ 15.2    $   44.1    $ 33.1
  Machine tools . . . . . . . . . . . .       3.2        .5         1.3        .7
  Industrial products . . . . . . . . .      17.4      11.9        44.8      27.8
  Integration charge (b). . . . . . . .        -         -         (9.8)       -
  Gain on disposition of subsidiary (c)        -         -          5.0        -
  Unallocated corporate expenses (d). .      (7.3)     (7.4)      (18.4)    (17.8)
                                           ------    ------    --------    ------
                                           $ 29.0    $ 20.2    $   67.0    $ 43.8
                                           ======    ======    ========    ======

New orders
  Plastics machinery. . . . . . . . . .    $150.2    $155.1    $  428.4    $395.0
  Machine tools . . . . . . . . . . . .     132.2      98.0       333.1     259.7
  Industrial products . . . . . . . . .     210.8     114.6       499.2     281.1
                                           ------    ------    --------    ------
                                           $493.2    $367.7    $1,260.7    $935.8
                                           ======    ======    ========    ======

Ending backlog. . . . . . . . . . . . .    $395.1    $305.8    $  395.1    $305.8
                                           ======    ======    ========    ======

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

EARNINGS PER SHARE
------------------
Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding.


PENDING DISPOSITION OF BUSINESS
-------------------------------

In September, 1995, the company announced the signing of a letter of intent to sell its Electronic Systems Division (ESD) for $105 million in cash, subject to post closing adjustments. A definitive agreement, which will include long-term supplier contracts for controls used in the company's machine tools and plastics machinery, is expected to be reached in time to allow for closing by year-end 1995. ESD's 1995 sales to unaffiliated customers are expected to be approximately $30 million.


SUBSEQUENT EVENT
----------------

On November 13, 1995, the company announced a preliminary agreement under which it expects to purchase the assets of The Fairchild Corporation's D-M-E business for approximately $260 million. Completion of the transaction is subject to a definitive agreement, due diligence and certain other conditions, including lender consents and approvals and the approval of the company's Board of Directors. With annual sales of approximately $175 million, D-M-E is a leading U.S. mold equipment supplier and one of the world's leading producers of standard components and supplies for the injection mold-making industry. The acquisition, which will be accounted for under the purchase method, is expected to be financed initially with a short term note to the seller and cash on hand. Longer term financing will be completed at a later date and may include the issuance of some form of equity. The transaction is expected to be completed early in 1996.

                 CINCINNATI MILACRON INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)

RESULTS OF OPERATIONS
---------------------

SALES

Sales in the third quarter of 1995 of $487 million increased by $125 million over the third quarter of 1994, of which approximately $100 million represents sales of newly acquired subsidiaries, Widia and Talbot, which are described below. Excluding sales of the new subsidiaries, the $25 million sales increase represents a 7% increase over the third quarter of 1994. Included in the $25 million increase in sales is a $12 million increase caused by foreign currency exchange rate fluctuations.

Plastics machinery sales increased by $10 million, or 7%, over 1994 due to increased sales by the company's European plastics machinery subsidiaries. Machine tools sales increased by $9 million, or 9%, due to increased sales of standard machine tools. Sales of industrial products, excluding the new subsidiaries' sales, increased approximately $6 million, or 6%, primarily due to increased sales of cutting tools and cutting fluids.

Sales for the 40 weeks ended October 7, 1995 were $1,231 million, which represents a $355 million, or 41%, increase over the comparable period of 1994. This sales increase is attributable to (i) a $71 million, or 19%, increase in plastics machinery sales, mostly in the U.S. and European markets; (ii) a $54 million, or 22%, increase in machine tool sales mostly due to increases in Wolfpack-designed standard machine tools, and (iii) a $231 million increase in sales of industrial products including Widia and Talbot sales of approximately $195 million. Included in the $355 million increase in sales is a $34 million increase caused by foreign currency exchange rate fluctuations.

Export sales from the U.S. for the 40 weeks ended October 7, 1995 were $113 million, up from $103 million in the comparable period of 1994. In the same 1995 period, products manufactured outside of the U.S. constituted 42% of consolidated sales as compared to 28% in 1994.

NEW ORDERS AND BACKLOG

New orders for the third quarter of 1995 of $493 million increased by $126 million, or 34%, over the third quarter of 1994. Approximately $95 million of the increase was attributable to the acquisitions of Widia and Talbot. Excluding acquisitions, new orders were up 8% over the third quarter of 1994. Included in the $126 million increase in new orders is a $13 million increase caused by foreign currency exchange rate fluctuations.

Orders for plastics machinery in the third quarter of 1994 decreased by $5 million, or 3%, versus 1994 due to weakening U.S. demand for large injection molding machines. Machine tool orders increased $34 million, or 35%, primarily due to an $11 million increase in orders for aerospace machines to be shipped in 1996 and increased orders for standard machine tools. Orders for industrial products increased by $96 million including the Widia and Talbot acquisitions and $1 million, or 1%, excluding the acquisitions. In general, the company continued to benefit from high levels of automotive production in the U.S. and Europe, although some softening in the U.S. has affected order levels in the second and third quarters of 1995, which could continue in the fourth quarter.

New orders for the 40 weeks ended October 7, 1995 were $1,261 million, which represents a $325 million, or 35%, increase over the comparable period of 1994. This increase in new orders is attributable to (i) a $33 million, or 8%, increase in orders for plastics machinery; (ii) a $73 million, or 28%, increase in machine tools, primarily as a result of increased orders for standard machine tools, along with some pick-up in demand for aerospace machines and (iii) a $218 million increase in orders for industrial products including Widia and Talbot, or a $26 million, or 9%, increase excluding Widia and Talbot. Included in the $325 million increase in new orders is a $35 million increase caused by foreign currency exchange rate fluctuations.

The company's backlog of unfilled orders increased from $385 million at June 17, 1995 to $395 million at October 7, 1995. This $10 million increase was caused in part by a $4 million increase to include Talbot's backlog at date of acquisition, as well as a significant increase in new orders for machine tools. Compared with the backlog at October 8, 1994, the backlog increased by $89 million, which results from the Widia and Talbot acquisitions.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin percent of 25.0% and 24.9% for the third quarter of 1995 and 40 weeks ended October 7, 1995, respectively, increased from 24.9% and 24.4% for the comparable periods of 1994. Currency exchange rate fluctuations caused some increase in margin dollars but did not affect the margin percent. In general, margin percents improved because of increased volume and the acquisition of Widia which has higher margins than the company's machinery businesses. Machine tool margins in 1995 have increased. Plastics machinery margins in the third quarter of 1995 declined due to product and geographic mix, which trends are expected to continue in the fourth quarter.

Selling and administrative expenses in the third quarter of 1995 and for the 40 weeks ended October 7, 1995 increased in connection with higher sales and currency exchange rate fluctuations compared with the same periods in 1994. Selling expense remained at approximately 16.4% of sales as the benefits of increased volume were offset by the acquisition of Widia which has higher selling costs than the machinery businesses. Administrative expense increased due to the Widia acquisition and currency exchange rate fluctuations, but declined as a percent to sales.

The $9.8 million pretax integration charge ($7.8 million after tax) relates to the company's February, 1995 acquisition of Krupp Widia GmbH (Widia), a Germany-based manufacturer of metalcutting tools with 1994 sales of approximately $225 million. The Widia acquisition allows the company to capitalize on synergistic opportunities with Valenite, an existing subsidiary which manufactures similar products. Accordingly, in May, 1995 management formally approved a plan to integrate certain operations of these businesses at a cost of $17.1 million ($13.1 million in cash). That portion of the cost directly related to Widia, totaling $7.3 million, has been recorded as a purchase accounting adjustment, while the remaining $9.8 million, which is directly related to Valenite, was recorded as a charge to earnings in the second quarter. The $17.1 million plan involves the closing or downsizing of three manufacturing plants and the consolidation of numerous sales, service and warehouse operations in Europe and Asia. The $9.8 million integration charge includes $5.9 million for severance and other termination benefits and $3.9 million for facility exit costs and asset write downs. As a result of the actions included in the plan, all of which are expected to be substantially completed during 1995, the company expects to improve its annual profitability by approximately $12 million. The total cash cost of $13.1 million will be funded by operations and bank borrowings.

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

Interest expense - net increased over the 1994 amounts due primarily to higher debt levels associated with debt incurred to finance the Widia and Talbot acquisitions and the company's internal growth.


EARNINGS BEFORE INCOME TAXES

Earnings before income taxes increased from $15.6 million in the third quarter of 1994 to $20.5 million in the third quarter of 1995. Earnings before income taxes increased from $32.6 million in the 40 weeks ended October 8, 1994 to $48.1 million in the 40 weeks ended October 7, 1995. Excluding the effects of the $9.8 million pretax integration charge and the $5.0 million pretax gain on the sale of AMT in 1995, earnings for the 40 weeks ended October 7, 1995 increased by $20.3 million over 1994. The 1995 increases reflect increased profit associated with higher volume and the Widia and Talbot acquisitions, offset in part by increased borrowing costs. Also contributing to the increased earnings in the third quarter of 1995 and 40 weeks ended October 7, 1995 are increases of $.5 million and $2.2 million, respectively, due to foreign currency exchange rate fluctuations.

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

NET EARNINGS

Net earnings were $16.0 million, or $.46 per share, in the third quarter of 1995 compared with $11.9 million, or $.35 per share, in the third quarter of 1994. Net earnings increased from $24.8 million, or $.72 per share, in the 40 weeks ended October 8, 1994 to $37.4 million, or $1.08 per share, in the 40 weeks ended October 7, 1995. Excluding the $7.8 million after tax integration charge and the $4.0 million after tax gain on the sale of AMT in 1995, net earnings for the 40 weeks ended October 7, 1995 increased by $16.4 million, or $.47 per share, over 1994. The 1995 increases reflect the effects of higher sales, the Widia and Talbot acquisitions and currency effects, offset in part by increased borrowing costs and income taxes.

CONSOLIDATION CHARGE
--------------------

In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and accordingly, recorded a charge of $47.1 million in the fourth quarter of 1993. Costs totaling $17 million during the third quarter of 1994 and $29 million for the 40 weeks ended October 8, 1994 were charged against the reserve. Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina, was phased out during 1994 and the facilities were closed in the fourth quarter of 1994.

The consolidation plan was essentially completed by year-end, 1994, although the company experienced some production difficulties in early 1995 which were related to the consolidation and a simultaneous increase in customer demand.



ACQUISITIONS
------------

In February, 1995, the company completed the acquisition of Germany-based Krupp Widia GmbH (Widia) for approximately $80 million in cash. Widia, with 1994 sales of approximately $225 million, is one of the world's leading producers of industrial metalcutting products. The acquisition was financed principally by drawing on the company's revolving credit facility.

In July, 1995, the company consummated the acquisition of Talbot Holdings, Ltd. With annual sales of about $40 million, Talbot is a major supplier of round high-speed steel and carbide metalcutting tools. The total consideration, including debt assumed of approximately $5 million, was approximately $38 million. The transaction was financed through available cash and existing credit lines.



LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At October 7, 1995, the company had cash and cash equivalents of $44 million, which was virtually unchanged from June 17, 1995 and an increase of $22 million during the 40 weeks ended October 7, 1995. Operating activities provided $9.6 million of cash in the third quarter of 1995 and used $2.1 million in the third quarter of 1994. The $9.6 million provided by operations was realized despite an $8.5 million reduction in the amount of undivided interests in accounts receivable sold. Included in the $9.6 million is $6.0 million of proceeds from the sale of the Fountain Inn, South Carolina facility which had been included in other noncurrent assets subsequent to its closure. For the 40 weeks ended October 7, 1995 operating activities provided $38.0 million of cash, including the Fountain Inn proceeds, compared to $1.2 million used in the same period of 1994.

Total debt was $361 million at October 7, 1995, an increase of $35 million over June 17, 1995 and an increase of $134 million during the 40 weeks ended October 7, 1995 principally to finance the acquisitions of Widia and Talbot. The ratio of total debt to total capital (debt plus equity) was 64% at October 7, 1995, 63% at June 17, 1995 and 59% at year end 1994. Working capital increased by $15 million in the third quarter of 1995 and $163 million in the 40 weeks ended October 7, 1995 (including $70 million related to the acquisitions of Widia and Talbot) and the current ratio improved to
1.8 at the end of the third and second quarters of 1995 compared to 1.4 at year end 1994.

Expenditures for new property, plant and equipment in the third quarter of 1995 and for the 40 weeks ended October 7, 1995 were $18 million and $38 million respectively, compared to $14 million and $26 million in 1994. The 1995 capital expenditures budget has been increased to $61 million from $40 million at the beginning of 1995 to reflect various adjustments including a decrease in the amount of equipment to be acquired under operating leases. Proceeds from the disposal of property, plant and equipment during the third quarter of 1995 of $3 million relates primarily to the sale and operating leaseback of certain manufacturing equipment.

In the second quarter of 1995 the company issued $100 million of 7-7/8% notes due in May, 2000. The net proceeds of the offering, approximately $98 million, was used to repay outstanding indebtedness which had increased by $70 million in the first quarter of 1995 due principally to the Widia acquisition.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $50 million at October 7, 1995 that were subject to foreign exchange risk. The company also enters into various transactions in the ordinary course of business for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions.

On May 31, 1995, the company entered into an agreement with the lenders under its revolving credit agreement facility to extend the term from July, 1996, to June, 1998 and, at the company's request, to reduce the amount of credit available thereunder from $200 million to $150 million in order to reduce the amount of commitment fees payable by the company. The revolving credit facility imposes restrictions on total indebtedness in relation to total capital. In connection with the extension, certain required financial ratio levels imposed on the company are scheduled to become more stringent beginning in January, 1996. The company anticipates that it will be able to continue to comply with these restrictions throughout the extended term of the facility. However, some of these requirements are expected to be waived by the lenders or amended to permit the company to complete the planned acquisition of D-M-E, which is discussed below.

At October 7, 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $369 million, including the $150 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. A portion of the revolving credit facility was utilized to finance the
acquisitions of Widia and Talbot.   Under the provisions of the facility, the
company's additional borrowing capacity totaled approximately $57 million at October 7, 1995.

The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements. The financing of the acquisition of D-M-E is discussed below.

OUTLOOK
-------

For the fourth quarter, the company expects significant year-over-year gains in consolidated sales and orders, as well as a favorable comparison in earnings. On a segment basis, the company anticipates that earnings will continue to increase in industrial products and machine tools. In plastics machinery, margins will still be under pressure as a greater portion of sales come from European and other international operations. Although management anticipates a favorable comparison of fourth quarter 1995 earnings with the fourth quarter of 1994, the increase is not expected to be as significant as earlier 1995 quarterly earnings comparisons.

PENDING DISPOSITION OF BUSINESS
-------------------------------

In September, 1995, the company announced the signing of a letter of intent whereby the company would sell its Electronics Systems Division (ESD) for $105 million in cash, subject to post closing adjustments, to a unit of TRINOVA Corporation. A definitive agreement, which will include long-term supplier contracts, is expected to be reached in time to allow for closing by year end. The division's 1995 sales to unaffiliated customers are expected to be approximately $30 million.


SUBSEQUENT EVENT
----------------

On November 13, 1995, the company announced a preliminary agreement under which it expects to purchase the assets of The Fairchild Corporation's D-M-E business for approximately $260 million. Completion of the transaction is subject to a definitive agreement, due diligence and certain other conditions, including lender consents and approvals and the approval of the company's Board of Directors. With annual sales of approximately $175 million, D-M-E is a leading U.S. mold equipment supplier and one of the world's leading producers of standard components and supplies for the injection mold-making industry. The acquisition, which will be accounted for under the purchase method, is expected to be financed initially with a short term note to the seller and cash on hand, including the proceeds from the ESD sale. Longer term financing will be completed at a later date and may include the issuance of some form of equity. The transaction is expected to be completed in early 1996.

PART II.  OTHER INFORMATION
CINCINNATI MILACRON INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits

          Exhibit (4)   - Instruments Defining the Rights of Security
            Holders, Including Indentures

          Exhibit (10)  - Material Contracts

          Exhibit (11)  - Statement Regarding Computation of Earnings
            Per Share - filed as a part of Part I

          Exhibit (27)  - Financial Data Schedule - filed as part of Part I

      (b) Reports on Form 8-K

          A report on Form 8-K dated June 22, 1995, was filed regarding the acquisition of the capital stock of Talbot Holdings, Ltd.


CINCINNATI MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date:   November 21, 1995           By:/s/ Robert P. Lienesch
       -------------------             ----------------------------------
                                       Robert P. Lienesch
                                       Controller



Date:   November 21, 1995           By:/s/ Ronald D. Brown
       -------------------             ----------------------------------
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

   11       Statement Regarding Computation of Earnings per Share        22

   15       Letter re: Unaudited Interim Financial Information
            - Not Applicable.

   18       Letter Regarding Change in Accounting Principles
            - Not Applicable.

   19       Report Furnished to Security Holders
            - Not Applicable.

   22       Published Report Regarding Matters Submitted
            To Vote of Security Holders - Not Applicable.

   23       Consents of Experts and Counsel - Not Applicable.

   24       Power of Attorney - Not Applicable.

   27       Financial Data Schedule                                      23

   99       Additional Exhibits - Not Applicable.