Form 10-K
period 1995-12-30
CINCINNATI MILACRON INC /DE/
filed 1996-03-14
CIK 716823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ___________


                                    FORM 10-K


[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required).  For the fiscal year ended December 30, 1995.

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

                               Yes [x]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the registrant is $679,686,805 at 2/28/96.

Voting stock held by officers, directors and principal holders is not included in the computation. The Company, however, has not made a determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 1996: 34,265,117

Documents incorporated by reference:
PART III - Proxy statement, dated March 22, 1996
===============================================================================


                            CINCINNATI MILACRON INC.
                                 1995 FORM 10-K
                                Table of Contents

                                         PART I
                                         ------
                                                                        Page
                                                                        ----

Item  1.     Business                                                     3
             Executive Officers of the Registrant                        20
Item  2.     Properties                                                  22
Item  3.     Legal Proceedings                                           22
Item  4.     Submission of Matters to a Vote of Security-Holders         22




                                         PART II
                                         -------


Item  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters                               22
Item  6.     Selected Financial Data                                     23
Item  7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations              25
Item  8.     Financial Statements and Supplementary Data                 33
Item  9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        52




                                         PART III
                                         --------

Item 10.     Directors and Executive Officers of the Registrant          52
Item 11.     Executive Compensation                                      52
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                             52
Item 13.     Certain Relationships and Related Transactions              52



                                         PART IV
                                         -------
       Item 14.
Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                53
             Signatures                                                  57
             Index to Certain Exhibits and Financial Statement
               Schedules                                                 58
Exhibit 11 - Computation of Per-Share Earnings                           59
Exhibit 21 - Subsidiaries of the Registrant                              60
Exhibit 23 - Consent of Independent Auditors                             62
Exhibit 27 - Financial Data Schedule                                     63
Schedule II- Valuation and Qualifying Accounts and
               Reserves                                                  64


                                         PART I
                                         ------
Item 1.  BUSINESS

GENERAL
-------

Cincinnati Milacron Inc. is a leading global manufacturer of products and provider of services and technology used to process engineered materials. Incorporated in Delaware in 1983, the company is a successor to a business established in 1884.

The company has three business segments: plastics machinery, machine tools and industrial products. The company's plastics machinery business includes injection molding machines, extrusion systems, blow molding machines and auxiliary equipment. The company's machine tool business consists of turning and machining centers, grinding machines, flexible manufacturing cells, and advanced systems primarily for the aerospace industry. The company's industrial products business includes metalcutting tools, metalworking fluids, grinding wheels, carbide wear parts and industrial magnets.

The company has gone through a major transformation over the last three years, primarily through strategic acquisitions, accelerated new product development, expanded distribution, and consolidation of its U.S. machine tool operations. As a result, the company has achieved a more equal balance among its segments' sales, and between its U.S. and non-U.S. sales. From 1992 to 1995, the company's consolidated sales have grown at a compound annual rate of 28% from $789 million to $1.6 billion.

In 1995, more than 40% of sales came from the industrial products segment, making it the company's largest business segment in that year. The plastics machinery segment was the second-largest business segment in 1995, with approximately 35% of sales, while the machine tool segment contributed about 25% of sales. The company expects the growth in industrial products and plastics machinery sales will make it less susceptible to the historically severe business cycles and lower margins characteristic of the machine tool business.

Today, the company sells products and provides services to industrial customers throughout the world. Sales to customers outside the U.S. increased from $298 million in 1993, representing 29% of total sales, to $784 million in 1995, representing 48% of total sales. The company has been successful in penetrating international markets through acquisitions, expanded distribution, increased exports, and license and joint venture agreements. The company believes its current geographic sales balance helps compensate for varying economic cycles around the world and that its increased presence outside the U.S. will reduce its dependence upon the U.S. economy.

The company has a long-standing reputation for quality and technological leadership. Virtually all of the company's plastics machinery products and machine tools are computer controlled. Many of these machines are sold with advanced application software, like software to control machine tools that fabricate aircraft parts from composite materials. In plastics machinery, the company believes its new all-electric machine is revolutionizing the injection molding process by greatly improving quality and productivity. The company also believes it is a leader in providing programs to manage all of the wet chemistry in customers' metalworking plants.

STRATEGIC ACQUISITIONS AND DIVESTITURES
---------------------------------------

The company continually explores acquisition, divestiture and consolidation opportunities when it believes such actions could expand markets, enhance product synergies or improve earnings potential for the long term. Over the last three years, the company has completed several strategic acquisitions and divestitures which the company believes will increase its potential for further growth. In its plastics machinery segment, the company acquired FM Maschinenbau GmbH (Ferromatik), the injection molding machine business of Kloeckner-Werke AG, in 1993 and the D-M-E business from The Fairchild Corporation in 1996.

Ferromatik is one of Europe's leading manufacturers of plastics injection molding machines. With annual sales now in excess of $150 million, Ferromatik expanded the company's plastics processing technology base and product line and enabled the company to achieve its objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets.

D-M-E is the largest U.S. producer of mold bases, components and supplies for the plastic injection moldmaking industry. With 1995 sales of approximately $175 million, D-M-E serves customers throughout the world with ten major manufacturing facilities, plus several international joint-venture operations. The company believes D-M-E will enhance its plastics machinery business because it provides the mold bases, supplies and components used in the mold apparatus inside an injection molding machine. D-M-E is the market leader with a well-established reputation for high quality.

In 1993, the company disposed of its Sano plastics machinery business, due in part to continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth potential.

In the past three years, the company has made three strategic acquisitions in its industrial products segment: GTE Valenite Corporation (Valenite), Krupp Widia GmbH (Widia) and Talbot Holdings, Ltd. (Talbot), all of which have metalcutting tools as their primary product line. The company believes that it is now the second-largest U.S. and third-largest worldwide producer of carbide metalcutting tool systems.

Valenite was acquired in February, 1993. With principal operations in the U.S. and Canada, it is a leading U.S. producer of consumable industrial metalcutting tools. Part of the industrial products segment, Valenite's 1995 sales approximated $235 million, excluding about $40 million of European sales now managed by Widia.

Widia, acquired in February, 1995, is one of the world's leading producers of industrial metalworking products, with 1995 sales approximating $300 million. Widia's strong presence in Europe and India complements Valenite's strengths in the U.S. and Japanese markets. Widia also enhances the company's technological base, diversifies its industrial consumable product line and expands its worldwide sales and distribution network. During 1995, the company implemented an integration plan to maximize the synergies between Valenite and Widia worldwide. The plan will be substantially completed in 1996, and it is expected to generate $19 million of cost savings, some of which began to be realized in 1995.

The company acquired Talbot in July, 1995. With 1995 sales of approximately $40 million, Talbot is a major supplier of round high-speed steel and carbide metalcutting tools, such as mills and taps, and is the largest U.S. producer of end mills. These cutting tools, which are not produced by either Valenite or Widia, will be sold through their independent distributors and a direct sales force. The Talbot acquisition enabled the company to increase its product coverage from approximately 40% to 65% of the types of cutting tools consumed by the world market.

In 1995 the company sold American Mine Tool (AMT), a small business that was purchased as part of the Valenite acquisition. Like Sano, this business did not serve a major global market with good long-term growth potential.

In its machine tools segment, the company sold its Electronic Systems Division (ESD) in December, 1995 for $105 million. ESD's 1995 sales to unaffiliated customers were approximately $30 million. ESD was sold to redeploy assets to more strategic businesses. To maintain control system continuity and development, the company entered into a long-term supply and services agreement with the purchaser of ESD to continue to provide the company's machine tool and plastics machinery businesses with technologically advanced control systems.

In 1994, the company completed a major consolidation of its U.S. machine tool operations, closing two plants in South Carolina and moving all of its U.S. production to its main machine tool facilities in Cincinnati, Ohio.

PRODUCT DEVELOPMENT AND CAPITAL EXPENDITURES
--------------------------------------------

As part of its objective to enhance its growth potential and global competitiveness, the company continues to invest in research and development and in new capital equipment. Research and development investment in 1995 totaled $58 million, or 3.5% of sales. In 1995, the company invested $52 million for capital additions, primarily to install highly advanced systems throughout its operations worldwide. For 1996, the company is budgeting an increase in capital expenditures to a total of $86 million.

To enhance its research and development effort, in recent years the company has undertaken a major program for product development, process improvement and modernization. This program is named "Wolfpack" because of its emphasis on teamwork and fierce competitiveness. The objectives of Wolfpack are to design and produce new products at world-competitive levels of quality, performance, efficiency and cost. Substantially all of the company's current machine designs have been developed using the Wolfpack methodology.

SEGMENT INFORMATION
-------------------

Financial data for the past three years for the company's business segments are shown in the following tables. Increases in the amounts for the plastics machinery segment are partially attributable to the acquisition of Ferromatik on November 8, 1993, while the 1995 increases for industrial products are partially attributable to the acquisitions of Widia on February 1, 1995 and Talbot on July 20, 1995.


(In millions)                                        Fiscal Year
                                          --------------------------------
                                              1995        1994        1993

                                          --------    --------    --------
Sales
-----
  Plastics machinery . . . . . . . .      $  570.1    $  503.8    $  357.2
  Machine tools. . . . . . . . . . .         409.0       338.5       355.0
  Industrial products. . . . . . . .         670.2       354.8       317.2
                                          --------    --------    --------
    Total sales. . . . . . . . . . .      $1,649.3    $1,197.1    $1,029.4
                                          ========    ========    ========

Backlog of Unfilled Orders
--------------------------
  Plastics machinery . . . . . . . .      $  108.1    $  122.3    $   85.5
  Machine tools. . . . . . . . . . .         118.1       117.4       123.9
  Industrial products. . . . . . . .         118.0        47.4        36.6
                                          --------    --------    --------
    Total backlog. . . . . . . . . .      $  344.2    $  287.1    $  246.0
                                          ========    ========    ========

Operating earnings (loss)(a)
----------------------------
  Plastics machinery . . . . . . . .      $   54.3    $   45.9    $   29.2
  Machine tools. . . . . . . . . . .           7.7         6.8         7.9
  Industrial products. . . . . . . .          62.1        36.3        29.0
  Disposition of businesses (b). . .          71.0          -        (22.8)
  Integration and
    consolidation charges (c). . . .          (9.8)         -        (47.1)
  Corporate expenses . . . . . . . .         (15.7)      (18.0)      (15.8)
  Other unallocated expenses (d) . .         (10.5)       (6.8)       (4.2)
                                          --------    --------    --------
    Operating earnings (loss). . . .         159.1        64.2       (23.8)
  Interest expense - net . . . . . .         (24.8)      (15.3)      (13.4)
                                          --------    --------    --------
  Earnings (loss) before income
    taxes, extraordinary item and
    cumulative effect of changes
    in methods of accounting . . . .      $  134.3    $   48.9    $  (37.2)
                                          ========    ========    ========
Identifiable assets
-------------------
  Plastics machinery . . . . . . . .      $  342.9    $  295.0    $  289.0
  Machine tools. . . . . . . . . . .         238.1       270.8       243.1
  Industrial products. . . . . . . .         478.6       195.0       174.4
  Unallocated corporate assets (e) .         137.5        26.8        23.1
                                          --------    --------    --------
    Total assets . . . . . . . . . .      $1,197.1    $  787.6    $  729.6
                                          ========    ========    ========
Capital expenditures
--------------------
  Plastics machinery . . . . . . . .      $   16.6    $   13.8    $    4.2
  Machine tools. . . . . . . . . . .           8.6        11.6         8.8
  Industrial products. . . . . . . .          27.1        17.6        10.4
                                          --------    --------    --------
    Total capital expenditures . . .      $   52.3    $   43.0    $   23.4
                                          ========    ========    ========

Depreciation and amortization
-----------------------------
  Plastics machinery . . . . . . . .      $   11.8    $    9.2    $    6.2
  Machine tools. . . . . . . . . . .           7.4         7.2         9.4
  Industrial products. . . . . . . .          24.4        12.2        10.5
                                          --------    --------    --------
    Total depreciation
      and amortization . . . . . . .      $   43.6    $   28.6    $   26.1
                                          ========    ========    ========


(a) In 1995, the company's method of allocating corporate costs to its business segments was refined to exclude costs for certain services not directly assignable to the segments. This change results in additional costs being classified as corporate expenses. Amounts for 1994 and 1993 have been restated to conform to the 1995 presentation.

(b) In 1995, $66.0 million relates to the machine tools segment and $5.0 million relates to the industrial products segment. The 1993 amount relates to the plastics machinery segment.

(c) The 1995 amount relates to the industrial products segment and the 1993 amount relates to the machine tools segment.

(d) Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.

(e) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.


GEOGRAPHIC INFORMATION
----------------------

The following table summarizes the company's U.S. and non-U.S. operations.

Sales of U.S. operations include export sales of $166.9 million in 1995, $142.0 million in 1994, and $118.7 million in 1993.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $784.2 million, $417.6 million, and $298.4 million in 1995, 1994 and 1993, respectively.


                                                    Fiscal Year
                                          --------------------------
(In millions)                               1995        1994        1993
                                          ------      ------      ------

U.S. operations
---------------
  Sales. . . . . . . . . . . . . . .      $938.3      $873.9      $831.9
  Operating earnings (a) . . . . . .        71.8        67.9        58.1
  Disposition of businesses. . . . .        62.1          -        (22.8)
  Integration and
    consolidation charges. . . . . .        (2.9)         -        (47.1)
  Identifiable assets. . . . . . . .       507.5       471.4       420.6
  Capital expenditures . . . . . . .        31.4        33.2        21.3
  Depreciation and amortization. . .        21.6        19.2        19.1

Non-U.S. operations
-------------------
  Sales. . . . . . . . . . . . . . .       711.0       323.2       197.5
  Operating earnings (a) . . . . . .        52.3        21.1         8.0
  Disposition of businesses. . . . .         8.9          -           -
  Integration charge . . . . . . . .        (6.9)         -           -
  Identifiable assets. . . . . . . .       552.1       289.4       285.9
  Capital expenditures . . . . . . .        20.9         9.8         2.1
  Depreciation and amortization. . .        22.0         9.4         7.0


(a) In 1995, the company's method of allocating corporate costs to its U.S. operations was refined to exclude costs not directly assignable to U.S. operations. This change results in additional costs being classified as corporate expenses. Amounts for 1994 and 1993 have been restated to conform to the 1995 presentation. In addition, 1994 amounts have been restated to exclude the effects of forgiveness of certain intercompany obligations.


PLASTICS MACHINERY BUSINESS
---------------------------

The company believes it is the largest U.S. producer of plastics machinery and one of the three largest in the world. In 1995, the company's plastics machinery segment sales were $570.1 million. The company sells plastics machinery to manufacturers in several key industries, including automotive, construction, electronics, consumer goods and packaging. The company believes it offers more varieties of machinery to process plastic than any other U.S. company.

One of the company's strengths in the plastics machinery business stems from having complete lines of machines for three major plastics processing technologies: injection molding machines, systems for extrusion and blow molding machinery. The company also sells specialty equipment for plastics processing and rebuilds and retrofits older injection molding equipment manufactured by the company or others.

The company distributes all of its plastics machinery products through a combination of a direct sales forces and independent agents who are geographically spread throughout the key markets of the world.


PLASTICS MACHINERY INDUSTRY

The market for plastics machinery has grown steadily over the past four decades, as plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the transportation, construction, housewares, electrical, and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics machinery market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, the plastics machinery market is subject to economic cycles, but to a lesser degree than the machine tool market. In particular, the market for injection molding machines is driven by the consumer economy and the automotive industry. From 1992, plastics machinery orders have been strong, although the company began to experience some softening of demand in the last half of 1995, but the company expects continued growth.

Custom molders, which produce a wide variety of components for many industries, are the single largest group of plastics machinery buyers. Other customer categories include the automotive industry, the electrical and packaging industries, the construction industry, manufacturers of housewares and appliances and producers of medical supplies. Among the factors that affect the plastics machinery market are the health of the consumer economy, residential and commercial construction and automotive production. Because of intense competition from international plastics machinery producers, currency exchange rates also have a significant impact. Fluctuations in the supply and prices of petrochemical feed stocks for resin supply may affect the businesses of the customers for plastics machinery and, in turn, the market for this equipment.

Environmental concerns about plastics may have the potential to slow the growth of the plastics machinery market. However, some plastics raw materials suppliers, machinery makers and processors are developing methods of recycling to address environmental issues. The company believes that environmental concerns have not had any discernible negative effect on the market to date. Nevertheless, the company, through its membership in The Society of Plastics Industry (an industry trade association) and its affiliate, The American Plastics Council, is working with other leading companies within the plastics industry to address the role of plastics in the environment.

THE COMPANY'S PLASTICS MACHINERY BUSINESS

Until January of 1996, the company's plastics machinery segment consisted of three major products lines: injection molding machines, extrusions systems and blow molding machines, with injection molding machines constituting over two-thirds of plastics machinery sales. In January, 1996, the company acquired D-M-E, which manufactures standardized mold bases, components, and supplies for the plastics injection moldmaking industry. See "Mold Bases and Components".

INJECTION MOLDING. The company believes it is the largest U.S. producer of injection molding machines. Injection molding is the most common and versatile method of processing plastic, and it is used to make a wide variety of parts and products ranging from housewares and consumer goods to medical supplies and industrial components. The company manufactures many types of injection molding machines, most all of which were developed using Wolfpack principles. The injection molding machine line includes machines powered conventionally (with hydraulics) as well as ones that are driven by
servo motors (fully electric).    Product standardization (which
facilitates part commonality) and the modernization of the company's manufacturing facilities and methods, as well as increased volumes, have enabled the company to achieve significant economies of scale for the production of injection molding machines. The company believes these factors have enabled it to become the lowest-cost U.S. producer of these machines. Additionally, the company believes its success in injection molding machines has been due in large part to the development and marketing of its Vista line. Beginning in 1995, the Vista line is being modernized even further through the internationally designed and distributed "Magna" series of fully hydraulically-driven machines. In addition, the company has enhanced and expanded its product offerings in 1995 with the Elektra line of all electrically driven machines.

In November, 1993, the company acquired Ferromatik, one of Europe's leading producers of injection molding machines. Ferromatik is recognized for its high-end technology, including multi-color machines, multi-component systems and other specialty applications. The acquisition included the Ferromatik lines of hydraulic and electric injection molding machines and a modern manufacturing facility in Malterdingen, Germany, as well as Ferromatik's worldwide marketing, sales and service network. The Ferromatik acquisition expanded the company's plastics processing technology base and product line and enabled the company to achieve its objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets. Ferromatik has provided a complementary fit with the company's other injection molding machine businesses.

The company has completed a restructuring of Ferromatik to derive synergies between Ferromatik and other company operations and to improve Ferromatik operations through implementation of manufacturing techniques and methods currently being used in the company's U.S. plastics machinery operations. The company believes that this restructuring has helped, and will continue to help, it to achieve its cost reduction goals in both marketing and manufacturing.

The company sells several of its successful U.S. and Ferromatik plastics machinery lines to European customers through Ferromatik's sales and distribution network.

In May, 1995, the company announced the startup of a joint venture with a well-established plastics machinery maker in India. This operation builds entry-level injection molding machines for Asian and South American markets.

EXTRUSION SYSTEMS. The company's extrusion systems business consists of the manufacture, sale and distribution of individual extruders and systems comprised of multiple units which are tooled to extrude a specific product in quantity. Such systems take longer to manufacture than injection molding machines. Extrusion systems, which are manufactured in both the U.S. and Austria, include twin-screw extruders and single-screw extruders. The company believes it has a strong competitive position in each of these lines, and is the largest worldwide maker of twin-screw extruders. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet lines and window frames. As a result, the business is closely tied to construction market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles and wire and cable applications.

BLOW MOLDING MACHINES. The company's blow molding machine business consists of the manufacture, sale and distribution of extrusion blow molding machines, which are used to make a wide variety of products, including industrial parts, outdoor furniture, refuse containers, toys, and packaging containers.

SPECIALTY EQUIPMENT. The company sells a variety of specialty equipment used in the processing of plastics products, including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems, all of which are manufactured by third parties to the company's specifications. The company also sells a line of vertical injection molding machines, which are manufactured to the company's specifications by a third party. The company also rebuilds and retrofits older types of injection molding equipment sold by the company or others, refitting them with new controls and software.

MOLD BASES AND COMPONENTS. In January, 1996, the company completed the acquisition of D-M-E, which the company believes is the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry, serving customers throughout the world with ten major manufacturing facilities, plus several international joint venture operations. Its 1995 sales approximated $175 million. Like most of the company's plastics business, D-M-E serves the largest segment of the market, the injection molding process. D-M-E complements the company's other businesses because D-M-E provides the mold bases, supplies and components used in the mold apparatus inside the injection molding machines. The company expects to achieve synergies in a number of areas, including manufacturing process, technology, marketing and distribution.


PRODUCTION FACILITIES.

For the plastics machinery segment, the company maintains the following principal production facilities:


FACILITY                                  PRODUCTS
--------                                  --------
Ahmedabad, India                          Injection molding machines.

Batavia, Ohio (a)                         Injection and blow molding
machines.

Cincinnati, Ohio                          Extrusion systems.

Malterdingen, Germany                     Injection molding machines.

Mt. Orab, Ohio (a)                        Plastics machinery parts.

Vienna, Austria                           Extrusion systems.

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

Not included are the ten production facilities of D-M-E, which was acquired in January, 1996.


SALES, MARKETING AND CUSTOMER SERVICE

The company maintains a large direct sales force in the U.S. for its plastics machinery segment, which it supplements with independent agents. Internationally, the company uses both a direct sales force and independent agents. In the U.S., the plastics machinery business uses the company's Cincinnati, Ohio, headquarters, as well as sales and service centers in Allentown, Pennsylvania; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; and Los Angeles, California to market its products and provide customer support and training. Through its Austrian and Ferromatik subsidiaries, the company has an extensive sales, marketing, service and distribution system throughout Europe.


COMPETITION

The markets for plastics machinery in North America and worldwide are highly competitive and are made up of a number of U.S., European and Asian competitors. The company believes it has a significant share of the U.S. market for the type of products it produces, and, with the D-M-E acquisition, the company believes it is the broadest-line maker of equipment, supplies and systems for plastics processing in the world. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics machinery industry are: product features, technology, quality, performance, reliability, speed of delivery, price and customer service. The Wolfpack program is designed to maintain and enhance the company's competitive position worldwide with respect to each of these competitive factors.


MACHINE TOOL BUSINESS
---------------------

The company is a leading U.S. producer of machine tools. A machine tool is a power-driven machine that is used to cut, form or shape metal. Machine tools are typically installed as capital equipment in metalworking industries. In 1995, the company's machine tool segment sales were $409.0 million.


MACHINE TOOL INDUSTRY

The primary customers for this $25-billion worldwide market for metalcutting machine tools are the automotive industry; machine shops; producers of farm, construction, off-road and power generation equipment; manufacturers of bearings; the aerospace industry; the die and mold industry; and a variety of other metalworking manufacturers. The machine tool industry has historically been cyclical with relatively long lead times between orders and shipments. Machine tool sales are affected by capital spending levels, interest rates, tax and depreciation policies, international competition, currency exchange rates and general economic conditions.


THE COMPANY'S MACHINE TOOL BUSINESS

The company designs, builds and sells a variety of standard and advanced computer numerically controlled (CNC) metalcutting machine tools for various industries, including industrial components, job shops, automotive and aerospace. The company's core machine tool operation, the standard machine tool business, manufactures horizontal machining centers, vertical machining centers, turning centers, centerless grinders and automated flexible manufacturing cells for the metalworking industry. The products of the company's machine tool systems business include large, multi-axis metalcutting and composites processing systems for the aerospace industry; large, multi-axis machines for manufacturers of farm, construction, off-road vehicles and power generation equipment and for the die and mold industry. ESD, which was formerly part of the company's machine tool business, manufactures computer controls for the company's machine tools and plastics machinery. ESD was sold in December, 1995, and the company entered into an extensive seven-year supply and services agreement with the purchaser.


STANDARD MACHINE TOOL PRODUCTS

HORIZONTAL CNC MACHINING CENTERS. The company produces CNC horizontal machining centers for basic metalworking operations in a number of industries. These machines are suited to the manufacture of prismatic components such as transmission and gear casings, pump bodies or other box-like parts. Machines are equipped with standard automatic parts and tool changers, and precision rotary tables for multi-sided processing of a single or several parts. Typical operations involve highly precise milling, drilling, boring, tapping, reaming and routing.

VERTICAL CNC MACHINING CENTERS. Similar to the horizontal machining centers in the basic types of metal removal operations performed, the vertical machining centers are better suited to the manufacture of flat, plate-like parts for a broad spectrum of industries including mold and die machining. All models utilize automatic tool interchange for efficient processing. Add-on features can further enhance productivity by automating the loading and unloading of parts.

CNC TURNING CENTERS. Also called CNC lathes, turning centers shape cylindrical parts which are rotated at high speed against a stationary tool to perform metal removal operations. Typical examples of parts manufactured with CNC lathes are shafts, pulleys, spindles or similar rotating parts. Though primarily designed to provide a symmetrical cross-section, some models are capable of applying rotating tools such as milling cutters or drills. This expanded capability allows for more comprehensive part processing while the part is still in the turning center, a feature that can eliminate additional handling and processing on a separate machine.

CNC GRINDING MACHINES. CNC precision grinding machines are used to bring a part surface into a more precise dimension or surface. There are several kinds of grinding processes. The company specializes in centerless grinding machines, which grind external diameters of cylindrical parts such as compressor shafts and cam shafts. The company believes that it has a long-standing leadership position in the U.S. centerless grinding business with an installed base of several thousand machines.

AUTOMATED FLEXIBLE MANUFACTURING CELLS. Automated flexible manufacturing cells consist of one or more processing machines (usually standard machine tools), ancillary equipment for parts and tools handling and computer hardware and software to automate and integrate all necessary functions, allowing for lightly-manned or unattended operation. These systems are used widely throughout the metalworking industry and generally feature a number of computer-driven functions, such as work and tool scheduling and quality control. Automated flexible manufacturing cells are a major focus of a number of U.S. companies seeking to update plant and equipment to enhance their productivity and international competitiveness. The company believes that its Wolfpack-developed cell control hardware and software have enabled it to obtain a leadership position in the U.S. automated flexible manufacturing cells market.

ADVANCED SYSTEMS

METALCUTTING AND COMPOSITES PROCESSING SYSTEMS FOR AEROSPACE. The company believes it is one of the world's leading producers of large five-axis machining centers and profilers. These machines are generally used to create intricately contoured surfaces in components manufactured by the aerospace industry. Typical materials machined include aluminum and high-strength alloys such as titanium.

The company is also a pioneer and world leader in the development of new machines and systems to automate the manufacture of components made of advanced composite materials, such as carbon or graphite fibers in combination with epoxy or other resins. These systems are used by the aerospace industry to manufacture a variety of high strength-to-weight ratio structural and air surface components. The company's unique fiber-placement machine was recently honored by R&D Magazine as one of the most significant inventions in 1995.

LARGE MACHINE TOOLS. The company makes large metalcutting machines and systems for the manufacturers of heavy machinery such as farm and construction implements and machinery, off-road vehicles and power generation equipment.

APPLIED PRODUCTION TURNING CENTERS AND CENTERLESS GRINDING MACHINES. The company also specializes in the customized application of production turning centers and centerless grinding machines designed to meet exacting specifications and high volume parts production. The company's applied CNC turning centers are used by the automotive industry in a number of applications, including those which require an extremely accurate finishing process. Other significant users of these machines are precision bearing manufacturers where machining tolerances are measured in millionths of an inch.

ELECTRONIC SYSTEMS. In December, 1995, the company sold its Electronic Systems Division. To maintain control system continuity and development, the company entered into an extensive seven-year supply contract with the purchaser for electronic controls used on the company's machine tools and plastics machinery. The company continues to develop and maintain its own applications software. The decision to sell ESD was made to redeploy assets to more strategic businesses. ESD's 1995 sales to unaffiliated customers were approximately $30 million.

PRODUCTION FACILITIES.

For the machine tools segment, the company maintains the following principal production facilities:


FACILITY                PRODUCTS
--------                --------
Birmingham, England     Standard vertical machining centers.

Cincinnati, Ohio        Standard machine tool products and advanced
(4 plants)              systems.


SALES, MARKETING AND CUSTOMER SERVICE

A strong distribution network is one of the cornerstones in the company's strategy to improve its position in the global market for standard machine tools. The company markets machine tools in North America through a comprehensive network of independent distributors assisted by the company's factory support and direct sales force. Through these distributors, the company currently has approximately 275 sales people representing its machine tool business in North America. In the past year, the company has upgraded its European distributor network by tripling the number of sales people to over 150.

The company believes that applications expertise, field-service engineering and customer support are important for all its products, especially for grinding machines, aerospace and special machines and automated flexible manufacturing cells. In addition to its marketing and service headquarters in Cincinnati, Ohio, the company maintains regional offices in Detroit, Michigan; Birmingham, England; Offenbach, Germany; and Singapore.

COMPETITION

The worldwide machine tool industry is made up of a number of competitors, none of which has a dominant market share. The markets for the company's machine tool segment products are highly competitive in the U.S. and internationally, with strong competition from U.S., European and Asian companies in all markets. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category.

Principal competitive factors for products in the machine tool business are product features or capabilities (including controls and software), quality, performance, reliability, technology, speed of delivery, price and customer service. The Wolfpack program is designed to enhance the company's competitive position with respect to each of these factors. In certain aerospace and grinding machine lines, the company has significant market positions and relatively few competitors. However, in the case of standard machine tool products and automated flexible manufacturing cells, there are many competitors and no one company has market dominance.

INDUSTRIAL PRODUCTS BUSINESS
----------------------------

The company produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets, representing over 140,000 different products. In 1995, sales of the company's industrial products segment were $670.2 million. The company believes it is a leader in many new product technologies, including synthetic lubricants, use of synthetic ceramic abrasives, high-performance cutting tool coatings, and product designs using computer modeling. Over 75% of the company's industrial products sales are of consumable products, which means they are depleted during the process for which they are used, offering the company a continuous opportunity to sell replacement products to its customers. The company believes that its industrial products business complements its plastics machinery and machine tool businesses, because the industrial products business is exposed to less pronounced business cycles and, therefore, generates more consistent cash flows.

INDUSTRIAL PRODUCTS INDUSTRY

The company's industrial products business participates in a $35 billion world market, which traditionally has grown at a rate approximating the growth of the world GDP. The company's products address approximately
$20 billion of the world market with heaviest market penetration in the U.S. and Europe, and in the case of metalcutting tools, India. The company serves customers in the automotive, industrial components, and electrical industries, as well as job shops.

THE COMPANY'S INDUSTRIAL PRODUCTS BUSINESS

METALCUTTING TOOLS. Metalcutting tools are made of carbide, steel and other materials and include systems to hold these tools used on machine tools for use in a wide variety of metalcutting operations. The company believes that, through its subsidiaries, Valenite, Widia and Talbot, it is the second-largest producer of carbide metalcutting tool systems in the U.S. and the third-largest worldwide. Valenite manufactures over 33,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling, and standard and special steel insert holders. Valenite has an excellent market position in the automotive, off-road vehicle and truck industries and has strong market positions in carbide wear parts for metalforming and in products requiring the wear and corrosion-resistant properties of tungsten carbide.


In February, 1995, the company completed the acquisition of Widia, a major European metal cutting tool maker with key production facilities in Germany and other Western European countries. Widia also owns a 51% interest in Widia (India) Ltd., an Indian public company. Widia's product lines include tungsten carbide cutting tool inserts and steel insert holders needed for metalcutting operations, carbide wear parts used in forming and stamping metal, and both soft and permanent industrial magnets, used in automotive and other applications.

In 1995, the company initiated a $28 million plan to integrate certain Valenite and Widia operations, primarily in Europe and Japan. This plan involves the closing of two manufacturing plants, the downsizing of another plant, a reduction in employment levels at another plant and the headquarters facility, as well as the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. In total, the execution of the plan is expected to result in the elimination of approximately 290 production, sales and administrative personnel. As a result, the company expects to achieve annual cost reductions of approximately $19 million, a portion of which has already been realized in 1995. The majority of the expected cost reductions will be fully realized in 1996.

In July, 1995, the company completed the acquisition of Talbot, a major supplier of round high-speed steel and carbide metalcutting tools and the largest U.S. producer of end mills, as well as a leading tap producer. Talbot, with annual sales of approximately $40 million, enables the company to enter the market for round tools, including high-speed steel and carbide end mills, taps, countersinks, counterbores and reamers. These products are highly complementary to the products made by Valenite and Widia. The company expects to expand Talbot products into non-U.S. markets.

METALWORKING FLUIDS. Metalworking fluids are proprietary chemical compounds and emulsions used as lubricants, coolants and corrosion inhibitors in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines, and bearings as well as general metalworking shops. The company is a full-line supplier, offering water-based fluids (synthetics), water-based oil-bearing fluids (semi-synthetics) and oil-based fluids. Over the last four years, the company expanded its lines of soluble oils, base oils and synthetic fluids. In 1993, the company developed a brand of fluid called Valcool designed to work with all metalcutting tools that is being marketed through Valenite's market channels. Valcool sales quadrupled in 1995. In 1996, the company plans to introduce a Widacool line of fluid in Europe.

The company also is the leader in providing certain customers with comprehensive fluid management programs. This involves the company's engineers working full-time on site at the customer's plant to oversee and optimize all wet chemistry, including metalworking fluids used in the plant.

GRINDING WHEELS. Grinding wheels are rotating tools made of granular abrasive materials bonded together with vitreous or resin materials, which are used by manufacturers in the metalworking industry. The company believes that it is now the second-largest U.S. producer of grinding wheels. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings as well as general metalworking machine shops. The company designs and manufactures a wide variety of precision abrasive grinding wheels, including resin-bonded, vitrified, cubic boron nitride (CBN), diamond and synthetic ceramic abrasive types.

The company believes, based on tests in its laboratories, as well as in customer plants, that the company's proprietary formulae and modern production equipment and techniques for the manufacture of precision grinding wheels give it advantages in terms of product quality, lower production costs and faster deliveries. The company believes that it has also benefitted from technologies common to both grinding wheels and metalcutting fluids. The company achieves lower production costs, in part, by finishing its wheels on CNC machines designed and built by the company's machine tool business.

CARBIDE WEAR PARTS. Carbide wear parts are various components made from sintered tungsten carbides having physical properties of very high hardness, wear resistance and resistance to chemical activity. Valenite and Widia manufacture three types of carbide wear parts: tooling components for metalforming, carbide rod for use in round tools, and metalforming and general wear parts to resist frictional wear and chemical activity.

INDUSTRIAL MAGNETS. Widia manufactures permanent industrial magnets and magnetic circuits for automotive, electrical and other industrial applications, as well as soft magnets for the telecommunications industry.


PRODUCTION FACILITIES

For its industrial products segment, the company maintains the following principal production facilities:

FACILITY                              PRODUCTS
--------                              --------
Andrezieux, France                    Carbide inserts.

Bangalore, India                      Carbide inserts, steel insert holders,
                                      carbide wear parts and special machine
                                      tools.

Carlisle, Pennsylvania                Resin grinding wheels.

Cincinnati, Ohio                      Metalworking fluids and precision
                                      grinding wheels.

Detroit, Michigan
  (metro area) (3 plants)(a)          Carbide inserts, special steel
                                      products and gauging systems and
                                      ceramic inserts.

Essen, Germany (3 plants)             Carbide inserts, magnets and carbide
                                      rods.

Gainesville, Texas (a)                Turning tools, milling cutters and
                                      boring bars.

Hardenberg,
  The Netherlands                     Carbide wear parts.

Lichtenau, Germany                    Steel insert holders.

Millersburg, Pennsylvania
(2 plants)                            End mills, taps and counterbores.

Nogales, Mexico (a)                   Resin grinding wheels.

Patancheru, India                     Rock tools.

Sinsheim, Germany (a)                 Special steel tooling products.

Tokyo, Japan                          Carbide inserts and steel tools.

Valley View, Ohio (a)                 End mills.

Vitoria, Spain                        Special braised tools.

Vlaardingen,
  The Netherlands                     Metalworking fluids.

West Branch, Michigan
(2 plants)                            Powder production and carbide wear
                                      parts.

Westminster and Seneca,
South Carolina (5 plants)             Carbide and diamond inserts.


(a) The Gainesville, Texas plant, Nogales, Mexico plant, Tokyo, Japan plant, Sinsheim, Germany plant, Valley View, Ohio plants and three plants in the Detroit, Michigan (metro area) are leased from unrelated third parties.


SALES, MARKETING AND CUSTOMER SERVICE

The company generally sells its industrial products under multiple brands through parallel market channels, using direct sales, industrial distributors, agents and manufacturers' representatives, as well as industrial catalog sales. Most of the company's sales are of products manufactured by the company and sold under company-owned brands. In addition, the company sells its products under the brand names of other companies through their market channels, as well as products under Milacron's own brand names that are made by other companies. For all its industrial products, the company has 450 employees for direct sales and service and approximately 4,000 industrial distributors. Sales by distribution channel are summarized as follows:

  Valenite and Widia cutting tools and                 80% Direct
     fluids                                            20% Distributor and
                                                           Catalog

  Cincinnati Milacron fluids and grinding wheels       20% Direct
                                                       80% Distributor and
                                                           Catalog

  Talbot tool brands                                   10% Direct
                                                       90% Distributor and
                                                           Catalog


COMPETITION

The company's main global competitors in its metalworking fluids business are large petrochemical companies and smaller companies specializing in similar fluids. There are a few large competitors in the U.S. grinding wheel market, one of which is significantly larger than the company. The company has many competitors for metalcutting tools but only two have higher worldwide sales.


PATENTS
-------

The company holds a number of patents, none of which is material to any business segment.


EMPLOYEES
---------

During 1995, the company employed an average of 11,701 people, of whom 5,340 were employed outside the U.S. As of year-end 1995, the company employed 11,790 people.


BACKLOG
-------
The backlog of unfilled orders was $344.2 million at the end of 1995 and $287.1 million at the end of 1994. The backlog at year-end 1995 is believed to be firm and, in general, is expected to be delivered in 1996 and early 1997.



EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------
The following information is included in accordance with the provisions for
Part III, Item 10:

                                             Positions Held During
Name and Age            Position               Last Five Years
------------            --------             ---------------------
Daniel J. Meyer         Chairman and Chief   Elected Chairman and Chief
      (59)               Executive Officer,  Executive Officer in
                         Director            November, 1991.  Prior
                                             thereto was Chairman, President
                                             and Chief Executive Officer
                                             from January, 1991; President
                                             and Chief Executive Officer
                                             from 1990. Has served as
                                             Director since 1985.  Also, is
                                             a member of the Nominating and
                                             Executive Committees.

Raymond E. Ross         President and Chief  Elected President and Chief
      (59)               Operating Officer,  Operating Officer in
                         Director            November, 1991.  Prior thereto
                                             was Executive Vice President -
                                             Operations from February, 1991;
                                             Senior Vice President -
                                             Industrial Systems from 1989.
                                             Has served as Director since
                                             1991.


D. Michael Clabaugh     Group Vice President- Elected Group Vice
      (53)               Machine Tools       President - Machine Tools
                                             in 1993.  Prior thereto was
                                             Vice President - Advanced
                                             Systems from 1990.

Harold J. Faig          Group Vice President- Elected Group Vice
      (47)               Plastics Machinery  President - Plastics
                                             Machinery in February, 1994.
                                             Prior thereto was Vice
                                             President - Injection Molding
                                             from 1990.

Alan L. Shaffer          Group Vice President-Elected Group Vice
      (45)                Industrial Products President - Industrial
                                             Products in 1986.

Ronald D. Brown          Vice President-     Elected Vice President -
      (42)                Finance and        Finance and Chief Financial
                          Chief Financial    Officer in 1993. Prior
                          Officer            thereto was Treasurer and
                                             Assistant Secretary from 1989.

William J. Gruber        Vice President -    Elected Vice President -
      (42)                U.S. Plastics      U.S. Plastics Machinery in
                          Machinery          1996. Prior thereto was
                                             Manager of U.S.
                                             Plastics Machinery from
                                             1995; General Manager, Products
                                             Division from 1984.

Richard L. Kegg         Vice President -     Elected Vice President -
      (60)               Technology and      Technology and
                         Manufacturing       Manufacturing Development
                         Development         in 1993.  Prior thereto was
                                             Director, Corporate Research
                                             and Manufacturing Development
                                             from 1990.

Theodore Mauser         Vice President-      Elected Vice President -
      (56)               Human Resources     Human Resources in 1984.


James M. Stergiopoulos  Vice President-      Elected Vice President -
      (57)                Plastics Machinery Plastics Machinery Europe
                          Europe             in 1995.  Prior thereto was
                                             Director, Plastics
                                             Machinery Europe from 1994 and
                                             General Manager, Cincinnati
                                             Milacron
                                             Austria from 1987.

Wayne F. Taylor         Vice President-      Elected Vice President -
      (52)               General Counsel     General Counsel and
                         and Secretary       Secretary in 1990.

Robert P. Lienesch      Controller           Elected Controller in 1989.
      (50)

Kenneth W. Mueller      Treasurer and        Elected Treasurer and
      (62)               Assistant Secretary Assistant Secretary in 1993.
                                             Prior thereto was Acting
                                             Director of Standard Machine
                                             Tools from 1992; Machine Tool
                                             Group Controller from 1989.

Note:
  Parenthetical figure below name of individual indicates age at most recent birthday prior to December 31, 1995.

  There are no family relationships among the executive officers of the Registrant.

  Officers of the company are elected each year by the Board of Directors.


Item 2.   PROPERTIES


The information required by Item 2 is included in Part I on pages 11, 14 and 18 of this Form 10-K.



Item 3.   LEGAL PROCEEDINGS


In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS


There were no matters submitted to a vote of stockholders during the fourth quarter of 1995.


                                         PART II
                                         -------

Item. 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


The company's common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 1996, there were approximately 6,000 holders of record of the company's common shares. The company's preferred shares are not actively traded.

The table below shows the price range of the common shares for 1994 and 1995, as reported by the New York Stock Exchange. Cash dividends of $.09 per common share and $1.00 per preferred share were paid in each quarter of 1994 and 1995.


                                                  Common Stock
                                                   Price Range
                                               ---------------------
  Fiscal 1994, quarter ended                    High           Low
                                               ------         ------
    March 26 . . . . . . . . . . . . . . .     $25.63         $21.75
    June 18. . . . . . . . . . . . . . . .      24.25          19.50
    October 8. . . . . . . . . . . . . . .      27.00          18.63
    December 31. . . . . . . . . . . . . .      27.63          22.25

  Fiscal 1995, quarter ended
    March 25 . . . . . . . . . . . . . . .     $25.00         $19.88
    June 17. . . . . . . . . . . . . . . .      28.00          20.75
    October 7. . . . . . . . . . . . . . .      33.63          26.75
    December 30. . . . . . . . . . . . . .      27.63          23.00



Item 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per-share amounts)


                                                       1995              1994           1993          1992          1991
                                                    -------          --------       --------       -------        ------
Summary of Operations
---------------------
Sales    . . . . . . . . . . . . . . . . . .       $1,649.3          $1,197.1       $1,029.4       $ 789.2         $754.0
Cost of products sold. . . . . . . . . . . .        1,238.3             904.8          791.3         612.6          603.2
                                                   --------          --------       --------       -------        -------
   Manufacturing margins . . . . . . . . . .          411.0             292.3          238.1         176.6          150.8

Other costs and expenses
   Selling and administrative. . . . . . . .          301.4             222.2          191.3         133.6          132.2
  (Gain) loss on disposition . . . . . . . .
     of businesses . . . . . . . . . . . . .          (71.0)(a)           -             22.8(c)         -              -
   Integration, consolidation and
     closing and relocation
    charges. . . . . . . . . . . . . . . . .            9.8 (b)           -             47.1(d)         -            75.1(e)
   Minority shareholders'
     interests . . . . . . . . . . . . . . .            2.3               -             -               -              -
   Other- net. . . . . . . . . . . . . . . .            9.4               5.9             .7           (.2)           1.8
                                                   --------          --------       --------       -------        -------
     Total other costs
        and expenses . . . . . . . . . . . .          251.9             228.1          261.9         133.4          209.1
                                                   --------          --------       --------       -------        -------
Operating earnings (loss). . . . . . . . . .          159.1              64.2          (23.8)         43.2          (58.3)
Interest - net . . . . . . . . . . . . . . .          (24.8)            (15.3)         (13.4)        (16.2)         (15.1)
                                                   --------          --------       --------       -------        -------
Earnings (loss) from
   continuing operations before
   income taxes, extraordinary
   items and cumulative
   effect of changes in methods
   of accounting . . . . . . . . . . . . . .          134.3              48.9          (37.2)         27.0          (73.4)
Provision for income taxes . . . . . . . . .           28.7              11.2            8.2          10.9            9.7
                                                   --------          --------       --------       -------        -------
Earnings (loss) from
   continuing operations before
   extraordinary items and
   cumulative effect of changes
   in methods of accounting. . . . . . . . .          105.6              37.7          (45.4)         16.1          (83.1)
Extraordinary items
   Loss on early extinguishment
     of debt . . . . . . . . . . . . . . . .            -                  -            (4.4)           -              -
   Tax benefit from
     loss carryforward . . . . . . . . . . .            -                  -             -             5.4             -
Cumulative effect of changes
   in methods of accounting. . . . . . . . .            -                  -           (52.1)           -              -
Discontinued operations
   net of income taxes . . . . . . . . . . .            -                  -             -              -           (17.1)(f)
                                                   --------          --------       --------       -------        -------
     Net earnings (loss) . . . . . . . . . .       $  105.6          $   37.7       $ (101.9)      $  21.5        $(100.2)
                                                   ========          ========       ========       =======        =======
Earnings (loss) per common share
   Earnings (loss) from
     continuing operations
     before extraordinary
     items and cumulative
     effect of changes in
     methods of accounting . . . . . . . . .       $   3.04          $   1.10       $  (1.41)      $   .58         $(3.04)
   Extraordinary items
     Loss on early
        extinguishment of debt . . . . . . .            -                  -            (.14)           -             -
     Tax benefit from
        loss carryforward. . . . . . . . . .            -                  -             -             .19            -
   Cumulative effect of changes
     in methods of accounting. . . . . . . .            -                  -           (1.61)           -             -
   Discontinued operations
     net of income taxes . . . . . . . . . .            -                  -              -             -           (.63)(f)
                                                   --------          --------       --------       -------        ------
          Net earnings (loss). . . . . . . .       $   3.04          $   1.10       $  (3.16)      $   .77        $(3.67)
                                                   ========          ========       ========       =======        ======

See notes on page 24.



(Dollars in millions, except employees and per-share amounts)

                                                      1995             1994           1993            1992          1991
                                                    ------           ------         ------          ------        ------
Financial Position at Year End
------------------------------
Working capital. . . . . . . . . . . . . . .        $392.7           $151.4         $114.3          $191.8        $188.0
Property, plant and equipment-
   net   . . . . . . . . . . . . . . . . . .         265.5            198.8          184.0           121.1         129.7
Total assets . . . . . . . . . . . . . . . .       1,197.1            787.6          729.6           578.9         598.4
Long-term debt and lease
   obligations . . . . . . . . . . . . . . .         332.2            143.0          107.6           154.4         155.9
Total debt . . . . . . . . . . . . . . . . .         355.8            226.9          185.2           175.6         162.8
Shareholders' equity . . . . . . . . . . . .         270.7            157.8          124.1           134.4         129.0
   Per common share. . . . . . . . . . . . .          7.72             4.50           3.53            4.67          4.49


Other Data
----------

Dividends paid to common
   shareholders. . . . . . . . . . . . . . .          12.3             12.2           11.6            10.0          17.3
     Per common share. . . . . . . . . . . .           .36              .36            .36             .36           .63
Capital expenditures . . . . . . . . . . . .          52.3             43.0           23.4            17.6          15.5
Depreciation and amortization. . . . . . . .          43.6             28.6           26.1            20.9          24.0
Backlog of unfilled orders at
   year-end. . . . . . . . . . . . . . . . .         344.2            287.1          246.0           249.6         277.3
Employees (average). . . . . . . . . . . . .        11,701            8,395          7,885           6,135         6,903


(a) Represents a gain of $66.0 million ($52.4 million after tax) on the sale of the company's Electronic Systems Division and a gain of $5.0 million ($4.0 million after tax) on the sale of the company's American Mine Tool business.

(b) Represents a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.

(c) Represents charges (with no current tax effect) for the disposition of a plastics machinery subsidiary.

(d) Represents a charge (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations.

(e) Represents a charge (with no current tax effect) for plant closing and relocation of certain machine tool manufacturing operations.

(f) Includes a charge of $14.9 million (with no current tax effect), or $.54 per share, related to the revaluation for sale of the company's coordinate measurement and inspection machine business.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The company operates in three principal business segments: plastics machinery, machine tools and industrial products. In the last year, all three segments experienced internal growth. Machine tools' sales increased largely because of growth in sales of Wolfpack designed standard products. In the last three years, the plastics machinery and industrial products segments have experienced more rapid growth, primarily as a result of four major acquisitions.

   On July 20, 1995, the company acquired Talbot Holdings, Ltd. (Talbot) for approximately $38 million in cash and assumed debt. Talbot operates primarily in the U.S. and is a major supplier of round metalcutting tools. With 1995 sales of about $40 million, it is included in the industrial products segment. The company's consolidated 1995 sales includes five months of Talbot's sales.

   On February 1, 1995, the company acquired Krupp Widia GmbH (Widia) for approximately $88 million of cash and assumed debt. Headquartered in Germany, Widia is one of the world's leading producers of metalcutting products and industrial magnets and is also being operated as part of the industrial products segment. Widia's 1995 sales approximated $300 million, although the company's consolidated 1995 sales include only the eleven months in which the company owned Widia.

   On November 8, 1993, the company acquired Ferromatik, the plastics injection molding machine business of Kloeckner-Werke AG, for approximately $50 million in cash and assumed debt. Ferromatik is also headquartered in Germany, and is one of the world's leading producers of injection molding machines; it is part of the company's plastics machinery segment. Its 1995 annual sales approximated $150 million. All twelve months' sales were included in 1995 and 1994 results, while only two months' sales were included in consolidated 1993 results.

   On February 1, 1993, the company acquired GTE Valenite Corporation (Valenite) for $77 million of cash and assumed debt. Valenite, with its principal operations in the U.S. and Canada, is a leading U.S. producer of consumable industrial metalcutting tools. Part of the industrial products segment, Valenite's 1995 sales approximated $235 million, excluding about $40 million of European sales now managed by Widia. Except for one month in 1993, Valenite's results are included for all of the years shown in the accompanying Consolidated Statement of Earnings.

   Also in the last three years, the company has completed three divestitures. The 1995 divestitures of Electronic Systems Division (ESD) and American Mine Tool (AMT) resulted in gains, while the 1993 disposition of Sano resulted in a loss, as described below. Except for these gains and the loss, these divestitures did not otherwise have a material effect on the comparability of the Consolidated Statement of Earnings.

   Because of the company's recent acquisitions, as well as the company's internal growth in non-U.S. markets, close to half of the company's 1995 sales and operating earnings were generated outside the U.S. Foreign currency exchange rate fluctuations affect the translation of non-U.S. sales and earnings, as well as consolidated shareholders' equity. However, the company's major foreign operations are in European countries which have not experienced significant currency exchange rate fluctuations in recent years. In 1995, the generally stronger European currencies had the translation effect of increasing 1995 new orders and sales by approximately $40 million and net earnings by $1.9 million. In addition, in 1995 there was an increase in shareholders' equity due to a $9 million reduction in the cumulative foreign currency translation adjustment.

1995 COMPARED TO 1994
----------------------

NEW ORDERS AND BACKLOG

   New orders for 1995 were $1,635 million, which represented a $397 million, or 32%, increase over 1994. Of the $397 million increase, $271 million resulted from the Widia and Talbot acquisitions. Orders for plastics machinery increased $16 million, or 3%, primarily due to increased orders for German-built injection molding machines. Although the segment experienced increased orders for the year, new business in the fourth quarter decreased compared to the exceptionally strong order level in the fourth quarter of 1994. Machine tool orders increased in 1995 by $84 million, or 25%, as all major U.K. and U.S. product lines, including aerospace products, showed increases. Machine tool orders in the fourth quarter of 1995 were $85 million, up 14% over the fourth quarter of 1994; however, the $85 million was not as strong as earlier 1995 quarters. This decline is expected to affect sales in the first quarter of 1996. Orders for industrial products, excluding the acquisitions, increased by $26 million, or 7%, primarily as a result of increased industrial activity in the U.S. and Europe.

   U.S. export orders approximated $171 million in 1995 compared to $124 million in 1994. This represents a 38% increase, which was primarily attributable to increased machine tool orders from European customers.

   At December 30, 1995, the backlog of unfilled orders was $344 million. This figure has been reduced by ESD's backlog of unfilled orders from non-Milacron customers as a result of the ESD sale in December, 1995. Despite this reduction, the backlog increased in 1995 by $57 million, primarily as a result of the Widia acquisition.


SALES

   Sales in 1995 were $1,649 million, which represented a $452 million, or 38%, increase over 1994. Of the $452 million increase, $276 million represented sales from the 1995 acquisitions, Widia and Talbot. The rest of the increase was attributable to: (i) a $66 million, or 13%, increase in sales of plastics machinery resulting primarily from growth in the company's European injection molding and extrusion businesses; (ii) a $71 million, or 21%, increase in sales of machine tools resulting primarily from increased sales of U.K.-built vertical machining centers; and (iii) excluding the acquisitions, a $39 million, or 11%, increase in industrial products' sales due to increased sales in all businesses: cutting fluids, grinding wheels and Valenite cutting tools.

   Sales of all segments to non-U.S. markets totaled $784 million, an increase in 1995 of $367 million primarily due to the Widia acquisition. Export sales totaled $167 million, an increase of $25 million, or 18%, primarily due to increased sales of machine tools in Europe. In 1995, products manufactured outside the U.S. constituted 43% of consolidated sales as compared to 27% in 1994, while products sold outside the U.S. were 48% of consolidated sales as compared to 35% in 1994.

MARGINS, COSTS AND EXPENSES

   Manufacturing margins increased to 24.9% in 1995 compared to 24.4% in 1994, due primarily to the increased proportion of industrial products' sales which have higher margins than the machinery businesses. Plastics machinery margins were unchanged for the year although they were lower in the last half of 1995, largely due to increased exports and reduced automotive sales. Machine tools experienced a slight decline largely due to phasing out some older product lines. Industrial products' margins declined slightly because of the mix of product sales.

   Selling and administrative expense increased due to the acquisitions and increased sales. As a percent to sales, selling expense increased from 16.1% to 16.3% due to the higher proportion of industrial products' sales which have higher selling costs. Administrative expense increased because the administrative costs of the newly acquired subsidiaries exceeded a reduction in corporate overhead expenses, although the 1995 total was less than 2% of sales.

   The $71.0 million gain on disposition of businesses resulted from the $66.0 million before tax gain on the sale of ESD, which was sold in the fourth quarter of 1995, and the $5.0 million before tax gain on the sale of AMT, which was sold in the first quarter of 1995. These transactions had the effect of increasing 1995 net earnings by $56.4 million, or $1.63 per share. The ESD sale is expected to have a material effect on the company's future operating results; its 1995 sales to non-Milacron customers approximated $30 million and its before tax operating profit totaled approximately $14 million. However, the proceeds from the sale were used in January, 1996, to repay bank borrowings and to partially fund the D-M-E acquisition which is expected to increase 1996 earnings (see Subsequent Events).

   The $9.8 million pretax integration charge ($7.8 million after tax) relates to the company's February, 1995, acquisition of Widia. The Widia acquisition allows the company to capitalize on synergistic opportunities with Valenite, an existing subsidiary which manufactures similar products. Accordingly, in May, 1995, management formally approved a plan to integrate certain operations of these businesses at an expected cost of $17.1 million which was increased to $28.1 million ($21.0 million in cash) in December, 1995, to include additional actions at Widia. That portion of the cost directly related to Widia, totaling $18.3 million, has been recorded as a purchase accounting adjustment, while the remaining $9.8 million, which is directly related to Valenite, was recorded as a charge to earnings. The $28.1 million plan involves the closing or downsizing of three manufacturing plants and the consolidation of numerous sales, service and warehouse operations in Europe and Asia. The $9.8 million integration charge includes $5.8 million for severance and other termination benefits and $4.0 million for facility exit costs and asset write downs. As a result of the actions included in the $28.1 million plan, which were started in 1995 and all of which are expected to be substantially completed in the first half of 1996 except for certain personnel reductions at Widia, the company expects annual cost savings of approximately $19 million. The total cash cost of $21.0 million will be funded by operations and bank borrowings.

   Other-net increased by $3.5 million due to a $1.5 million increase in financing fees on the sale of receivables, as well as the effects of the acquisitions.

   Minority shareholders' interests in earnings of subsidiaries relates principally to Widia's 51% interest in a public company in India.

   Interest expense, net of interest income, was $24.8 million in 1995 compared to $15.3 million in 1994. The primary cause of the increase was higher borrowing levels to support the Widia and Talbot acquisitions.

INCOME TAXES

   The provision for income taxes in both 1995 and 1994 consists primarily of U.S. state and local income taxes and non-U.S. income taxes in certain profitable jurisdictions. The company entered 1995 and 1994 with U.S. net operating loss carryforwards of $38 million and $17 million, respectively. The company also had net operating loss carryforwards in certain non-U.S. jurisdictions. As a result, U.S. federal income taxes and taxes in certain non-U.S. jurisdictions are minimal in both years due to the realization of certain fully reserved deferred tax assets, particularly the aforementioned net operating loss carryforwards.

EARNINGS

   Net earnings in 1995 were $105.6 million, or $3.04 per share, compared to $37.7 million, or $1.10 per share in 1994. The net earnings in 1995 included $48.6 million, or $1.40 per share, resulting from the combined effects of the gain on the disposition of two businesses, offset by the integration charge. Excluding these items, net earnings increased from 1994 by $19.3 million, or $.54 per share.


1994 COMPARED TO 1993
----------------------

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

   At December 31, 1994, the backlog of unfilled orders was $287 million compared with $246 million at the beginning of 1994. The increase in backlog was primarily attributable to greater demand for Ferromatik plastics machinery and vertical machining centers.

SALES

   Sales in 1994 were $1,197 million, which represented a $168 million, or 16%, increase over 1993. The sales increase was primarily attributable to:
(i) a $147 million, or 41%, increase in plastics machinery sales, which included an approximate $80 million increase resulting from the acquisition of Ferromatik in late 1993, with the rest of the plastics machinery increase coming from injection molding machines and (ii) a $38 million increase in industrial products sales, of which about half resulted from the inclusion of Valenite's sales for twelve months in 1994 versus eleven months in 1993. Machine tool sales declined by $17 million, or 5%, resulting primarily from a decline in demand from the aerospace market.

   Sales of all segments to non-U.S. markets increased in 1994 by $119 million, or 40%, primarily due to the effect of the Ferromatik acquisition. Export shipments increased by $23 million, or 20%, primarily due to increases in exports of injection molding machines to Mexico. In 1994, products manufactured outside the U.S. were 27% of consolidated sales as compared to 19% in 1993, while products sold outside the U.S. were 35% of consolidated sales as compared to 29% in 1993.

MARGINS, COSTS AND EXPENSES


   Manufacturing margins increased to 24.4% in 1994 from 23.1% in 1993. Margins for all three segments improved. Plastics machinery benefited from increased volume and more stable pricing; machine tool reduced its costs due to the consolidation (see Consolidation Charge); and industrial products achieved benefits from increased U.S. sales of grinding wheels, metalworking fluids and cutting tools.

   Selling and administrative expense as a percent of sales was 19% in both 1994 and 1993.

   The $22.8 million disposition of a business in 1993 resulted from the decision to sell Sano, due in part to continuing operating losses. Sano was included in the plastics machinery segment.

   Other-net increased by $5.2 million due to: (i) a $2.8 million increase in financing fees, principally attributed to the sale of receivables and
(ii) the inclusion in 1993 of a $2.5 million gain on the sale of surplus land.

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

   The consolidation plan included a provision for the phase out of production in South Carolina offset by a simultaneous ramp up of production in Cincinnati to minimize the effect of the consolidation on 1994 sales. However, two important factors necessitated adjustments to the original plan. First, the favorable job market in South Carolina resulted in an unexpectedly high early attrition rate affecting both production employees and certain other employees who were key to the execution of the production phase-out plan. The early attrition was particularly acute in parts manufacturing and resulted in an earlier than expected loss of capability in this area, slowing the phase out of production in South Carolina and hampering the ramp up of production in Cincinnati. To offset some of the lost capability, the company had to temporarily utilize more costly subcontract sources. Second, market demand for machine tool products, including products previously manufactured in South Carolina, was strong in 1994. This temporarily strained key suppliers, causing parts shortages and further slowing the ramp up of production in Cincinnati. These production delays and inefficiencies during the consolidation process contributed to lower than expected operating earnings in the machine tools segment and resulted in an estimated $20 million to $30 million reduction in 1994 sales of products previously manufactured in South Carolina.

   Completion of the consolidation was originally expected to result in a net employee reduction of 235 in U.S. machine tool operations. However, increased customer demand for machine tool products, including the products being transferred from South Carolina, resulted in a net employee reduction of 150. As a result of the larger than expected number of voluntary terminations and transfers to Cincinnati, the cost for severance and other fringe benefits was approximately $6 million less than anticipated. Simultaneously, the delay in the phase out of production in South Carolina resulted in additional operating losses of approximately $2 million through the closure date of the two plants. The net $4 million reduction in the cost of the consolidation was utilized to absorb incremental costs arising from the 1990 and 1991 machine tool restructurings, including the lower estimated net proceeds from the sale of the Heald facility, the closure of certain overseas sales offices and the restructuring of U.S. machine tool operations.

   The consolidation was originally expected to result in annual cost savings of approximately $16 million. Approximately $12 million of the $16 million in anticipated savings related to the planned net employee reduction of 235 people. As a result of the lower than expected reduction, the actual annual cost savings were $4 million less than originally anticipated. However, higher margins associated with increased sales offset this reduction.

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

   Income taxes were minimal in 1994 because benefits from the utilization of the company's U.S. and non-U.S. net operating loss carryforwards were applied as a reduction of the provision for income taxes.

   Current tax benefits were not offset against the U.S. loss in 1993 in accordance with the income tax accounting rules that became effective January 3, 1993. In addition, current tax benefits could not be recognized for losses in certain non-U.S. jurisdictions.

EARNINGS

   Earnings before extraordinary item and cumulative effect of changes in methods of accounting improved to $37.7 million, or $1.10 per share, in 1994 compared to a loss of $45.4 million, or $1.41 per share, in 1993. The 1993 loss was caused by the $47.1 million consolidation charge described above and the $22.8 million charge for the disposition of a business described above.

   The net loss for 1993 included the effect of an extraordinary charge of $4.4 million, or $.14 per share, related to the early extinguishment of $60 million of 12% debentures.

   The net loss for 1993 also included the effect of adopting SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 3, 1993, resulting in charges to earnings totaling $52.1 million, or $1.61 per share. Except for the cumulative effect, the new rules regarding postretirement medical benefits did not significantly affect the company's earnings in any of the years presented, while the new rules regarding income taxes had the effect of reducing the company's effective tax rate in all the years presented due to the realization of net operating loss carryforwards.

   Net earnings were $37.7 million, or $1.10 per share, in 1994, compared to a net loss of $101.9 million, or $3.16 per share, in 1993. The 1993 net loss was caused by the aforementioned charges, the extraordinary item and the cumulative effect of changes in methods of accounting that totaled $126.4 million.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

     At December 30, 1995, the company had cash and cash equivalents of $133 million, an increase of $112 million during the year. The increase resulted primarily from the sale of ESD near the end of 1995.

     Operating activities provided $41 million of cash in 1995 after deducting incremental cash costs of the industrial products integration and the U.S. machine tool consolidation of $11 million. Operating activities provided $8 million in 1994. Working capital improved by $241 million in 1995 and the current ratio improved to 2.0. These improvements resulted primarily from the acquisitions and divestitures.

     Expenditures for new property, plant and equipment in 1995 were $52 million, compared to $43 million in 1994. Proceeds from the disposal of property, plant and equipment for 1995 were $10 million compared to $4 million in 1994. Proceeds during both years included amounts related to the sale of surplus assets and the sale and operating leaseback of certain manufacturing equipment. The 1996 capital budget is $86 million, some of which may be financed through operating leases.


     In 1995, the acquisitions of Widia and Talbot resulted in cash payments of $114 million, including the related professional fees. Also in 1995, the company realized proceeds of $120 million on the disposition of ESD and AMT. While a portion of the proceeds from the ESD sale were used to partially repay existing bank borrowings before year-end 1995, the majority is included in cash and cash equivalents in the accompanying Consolidated Balance Sheet.

     The Widia acquisition was financed by borrowing $87 million under the company's revolving credit facility, that portion of which is classified as long-term debt. Also in 1995, the company issued $100 million of 7 7/8% notes. The proceeds were used principally to pay down other long-term debt and to reduce amounts payable to banks. The subsequent acquisition of Talbot was financed by available cash and increasing amounts payable to banks.

     The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $61 million at December 30, 1995, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions. The company is currently not involved with any additional derivative financial instruments.

     At year-end 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $370 million, including a $150 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility was amended in May, 1995, to allow for the purchase of Talbot, to extend the debt maturity to 1998, and, at the company's request, to reduce the amount of the facility to $150 million to reduce facility fees. The facility imposes a number of restrictions, including restrictions on total indebtedness in relation to total capital. The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the amended facility, the company's additional borrowing capacity totaled approximately $192 million at year-end 1995.

     The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At December 30, 1995, approximately $180 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

     Total debt was $356 million at December 30, 1995, an increase of $129 million over 1994. The ratio of total debt to total capital (debt plus equity) was 57% at December 30, 1995, down from 59% at year-end 1994. The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements, including those associated with the acquisition of D-M-E (see Subsequent Events).

SUBSEQUENT EVENTS
-----------------

     On January 26, 1996, the company completed the acquisition of D-M-E. With 1995 sales of approximately $175 million, D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The acquisition was financed initially through the execution of $183 million of notes payable to the seller along with $62 million of cash. One promissory note of $12 million was subsequently paid. The other notes mature on January 26, 1997, but are subject to prepayment at the option of either the buyer or the seller at any time after July 26, 1996. To finance the acquisition, the company completed an amendment to its revolving credit facility that increased the facility to $300 million and extended the debt maturity to January 31, 2000. After giving effect to the acquisition on a pro forma basis, as if the transaction had been completed by year-end 1995, the company's unused borrowing capacity would be approximately $30 million and its debt to capital ratio would be 66%. Longer-term financing for the acquisition will be completed at a later date and may include the issuance of some form of equity.

OUTLOOK
--------

     As for the future, the slowdown in the North American and European economies, which began in mid-1995, is likely to persist and the company is planning on only modest economic growth in the second half of the year. Even in this environment, however, due to new product introductions and productivity improvements, the company expects good improvements in sales and earnings in 1996, compared with 1995 results after excluding the effect of dispositions and the integration charge. These forward-looking statements by their nature involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary Statement below.

==========================================================================


CAUTIONARY STATEMENT
---------------------

The company wishes to caution readers that all its forward-looking statements in the "Outlook" section above and elsewhere, which include all statements which, at the time made, speak about the future, or are based upon the company's interpretation of what it believes are significant factors affecting its businesses. The company believes the following important factors, among others, in some cases have affected, and, in the future, could affect, the company's actual results and could cause the company's actual consolidated results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

     * global economic conditions, consumer spending and industrial production in the United States and Europe, particularly in segments related to the level of automotive production and spending in the aerospace and construction industries;

     * fluctuations in the exchange rates of U.S. and foreign currencies, particularly those of countries in Europe where the company has several principal manufacturing facilities;

     * production and pricing levels of important raw materials, including plastic resins, which are a key raw material used by purchasers of the company's plastics machinery products, and steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

     * lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues;

     * any major disruption in production at key customer or supplier facilities;

     *    alterations in trade conditions in and between the U.S.
          and non-U.S. countries where the company does business, including export duties, import controls, quotas and other trade barriers;

     * changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where the company does business.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beginning on page 34 and continuing through page 51 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

CONSOLIDATED STATEMENT OF EARNINGS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.

(In millions, except per-share amounts)

                                                                              1995        1994        1993
                                                                          --------    --------    --------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,649.3    $1,197.1    $1,029.4
Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . .       1,238.3       904.8       791.3
                                                                          ---------   --------    --------
  Manufacturing margins. . . . . . . . . . . . . . . . . . . . . . .         411.0       292.3       238.1
Other costs and expenses
  Selling and administrative . . . . . . . . . . . . . . . . . . . .         301.4       222.2       191.3
  (Gain) loss on disposition of businesses . . . . . . . . . . . . .         (71.0)        -          22.8
  Integration and consolidation charges. . . . . . . . . . . . . . .           9.8         -          47.1
  Minority shareholders interests in earnings of subsidiaries. . . .           2.3         -           -
  Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.4         5.9          .7
                                                                          --------    --------    --------
    Total other costs and expenses . . . . . . . . . . . . . . . . .         251.9       228.1       261.9
                                                                          --------    --------    --------
Operating earnings (loss)  . . . . . . . . . . . . . . . . . . . . .         159.1        64.2       (23.8)
Interest
  Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3.2         2.6         2.3
  Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28.0)      (17.9)      (15.7)
                                                                          --------    --------    --------
    Interest - net . . . . . . . . . . . . . . . . . . . . . . . . .         (24.8)      (15.3)      (13.4)
                                                                          --------    --------    --------
Earnings (loss) before income taxes, extraordinary item and
  cumulative effect of changes in methods of accounting. . . . . . .         134.3        48.9       (37.2)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . .          28.7        11.2         8.2
                                                                          --------    --------    --------
Earnings (loss) before extraordinary item and
  cumulative effect of changes in methods of accounting. . . . . . .         105.6        37.7       (45.4)
Extraordinary loss on early extinguishment of debt . . . . . . . . .           -           -          (4.4)
Cumulative effect of changes in methods of accounting                          -           -         (52.1)
                                                                          --------    --------    --------
Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .      $  105.6    $   37.7    $ (101.9)
                                                                          ========    ========    ========
Earnings (loss) per common share
  Earnings (loss) before extraordinary item and cumulative
    effect of changes in methods of accounting . . . . . . . . . . .      $   3.04    $   1.10    $  (1.41)
  Extraordinary loss on early extinguishment of debt . . . . . . . .           -           -          (.14)
  Cumulative effect of changes in methods of accounting. . . . . . .           -           -         (1.61)
                                                                          --------    --------    --------
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . .      $   3.04    $   1.10    $  (3.16)
                                                                          ========    ========    ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


(In millions)                                     1995      1994
                                              --------   -------
Assets
  Current assets
    Cash and cash equivalents. . . . . . .    $  133.1    $ 21.5
    Notes and accounts receivable (less
      allowances of $12.9 in 1995 and
      $8.7 in 1994). . . . . . . . . . . .       242.8     188.0
    Inventories
      Raw materials  . . . . . . . . . . .        34.7      25.4
      Work-in-process and finished parts .       188.2     162.8
      Finished products  . . . . . . . . .       128.8      79.0
                                              --------    ------
        Total inventories  . . . . . . . .       351.7     267.2
    Other current assets . . . . . . . . .        54.7      38.0
                                              --------    ------
      Total current assets . . . . . . . .       782.3     514.7
  Property, plant and equipment - net  . .       265.5     198.8
  Other noncurrent assets  . . . . . . . .       149.3      74.1
                                              --------    ------
  Total assets . . . . . . . . . . . . . .    $1,197.1    $787.6
                                              --------    ------


Liabilities and Shareholders' Equity
  Current liabilities
    Amounts payable to banks . . . . . . .    $   20.3    $ 62.8
    Long-term debt and lease obligations
      due within one year. . . . . . . . .         3.3      21.1
    Trade accounts payable . . . . . . . .       109.9      99.2
    Advance billings and deposits. . . . .        42.7      39.6
    Accrued and other current
      liabilities. . . . . . . . . . . . .       213.4     140.6
                                              --------    ------
      Total current liabilities. . . . . .       389.6     363.3
Long-term accrued liabilities. . . . . . .       204.6     123.5
  Long-term debt and lease obligations . .       332.2     143.0
                                              --------    ------
    Total liabilities. . . . . . . . . . .       926.4     629.8
                                              --------    ------
  Commitments and contingencies. . . . . .         -         -
  Shareholders' equity
    4% Cumulative Preferred shares . . . .         6.0       6.0
    Common shares, $1 par value
    (outstanding: 34.3 in 1995
     and 33.7 in 1994) . . . . . . . . . .        34.3      33.7
    Capital in excess of par value . . . .       266.0     255.5
    Accumulated deficit. . . . . . . . . .       (32.8)   (125.9)
    Cumulative foreign currency
      translation adjustments. . . . . . .        (2.8)    (11.5)
                                              --------    ------
      Total shareholders' equity . . . . .       270.7     157.8
                                              --------    ------
  Total liabilities and
    shareholders' equity . . . . . . . . .    $1,197.1    $787.6
                                              ========    ======


See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CINCINNATI MILACRON INC.
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


                                                                                                 Cumulative
                                                  4%                                                Foreign
                                          Cumulative        Common    Capital in                   Currency         Total
                                           Preferred        Shares,    Excess of   Accumulated  Translation  Shareholders'
In millions, except share amounts)            Shares   $1 Par Value    Par Value       Deficit  Adjustments        Equity
                                          ----------   ------------   ----------   -----------  -----------  ------------

Balance at year-end 1992 . . . . . . . .        $6.0          $27.5       $143.3        $(37.5)       $(4.9)       $134.4

Issuance of 5,175,000 common shares in
  public offering. . . . . . . . . . . .                        5.2         95.4                                    100.6
Stock options exercised and restricted
  stock awarded for 854,918
  common shares. . . . . . . . . . . . .                         .8         12.8                                     13.6
Net purchase of 3,967 treasury shares. .                                     (.2)                                     (.2)

Net loss for the year. . . . . . . . . .                                                (101.9)                    (101.9)

Cash dividends
  Preferred shares ($4.00 per share) . .                                                   (.2)                       (.2)

  Common shares ($.36 per share) . . . .                                                 (11.6)                     (11.6)

Foreign currency translation
  adjustments. . . . . . . . . . . . . .                                                              (10.6)        (10.6)


--------------------------------------------------------------------------------------------------------------------------
Balance at year-end 1993 . . . . . . . .         6.0           33.5        251.3        (151.2)       (15.5)        124.1

Stock options exercised and restricted
  stock awarded for 203,404
  common shares. . . . . . . . . . . . .                         .2          4.1                                      4.3
Sale of 6,998 treasury shares                                                 .1                                       .1
Net earnings for the year                                                                 37.7                       37.7
Cash dividends
  Preferred shares ($4.00 per share) . .                                                   (.2)                       (.2)

  Common shares ($.36 per share) . . . .                                                 (12.2)                     (12.2)

Foreign currency translation
  adjustments. . . . . . . . . . . . . .                                                                4.0           4.0

--------------------------------------------------------------------------------------------------------------------------
Balance at year-end 1994 . . . . . . . .         6.0           33.7        255.5        (125.9)       (11.5)        157.8

Contribution of 118,180 common shares
  to pension plan. . . . . . . . . . . .                         .1          3.3                                      3.4
Stock options exercised and restricted
  stock awarded for 418,755
  common shares. . . . . . . . . . . . .                         .5          7.4                                      7.9
Net purchase of 8,756 treasury shares. .                                     (.2)                                     (.2)
Net earnings for the year. . . . . . . .                                                 105.6                      105.6
Cash dividends
  Preferred shares ($4.00 per share) . .                                                   (.2)                       (.2)

  Common shares ($.36 per share) . . . .                                                 (12.3)                     (12.3)

Foreign currency translation
  adjustments. . . . . . . . . . . . . .                                                                8.7           8.7

--------------------------------------------------------------------------------------------------------------------------
Balance at year-end 1995 . . . . . . . .        $6.0          $34.3       $266.0        $(32.8)       $(2.8)       $270.7
==========================================================================================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


(In millions)                                                          1995       1994          1993
                                                                    -------     ------      --------
Increase (Decrease) in Cash and Cash Equivalents
  Operating Activities Cash Flows
    Net earnings (loss). . . . . . . . . . . . . . . . . . . . .    $ 105.6     $ 37.7      $ (101.9)
    Extraordinary loss on early extinguishment of debt . . . . .        -          -             4.4
    Cumulative effect of changes in methods of accounting. . . .        -          -            52.1
    Other operating activities providing (using) cash
      Depreciation  and amortization . . . . . . . . . . . . . .       43.6       28.6          26.1
      Disposition of businesses. . . . . . . . . . . . . . . . .      (71.0)       -            22.8
      Integration and consolidation charges. . . . . . . . . . .        9.8        -            47.1
      Deferred income taxes. . . . . . . . . . . . . . . . . . .      (25.3)        .5           1.5
      Working capital changes
        Notes and accounts receivable. . . . . . . . . . . . . .        3.9        4.8          31.6
        Inventories. . . . . . . . . . . . . . . . . . . . . . .      (27.3)     (19.8)         24.2
        Other current assets . . . . . . . . . . . . . . . . . .       (1.4)       (.4)          5.1
        Trade accounts payable . . . . . . . . . . . . . . . . .        4.2       13.3          (8.3)
        Other current liabilities. . . . . . . . . . . . . . . .       (1.3)     (42.5)        (61.5)
      Increase in other noncurrent assets. . . . . . . . . . . .       (2.0)      (3.6)         (2.1)
      Increase (decrease) in long-term accrued liabilities . . .        9.6       (6.2)        (10.1)
      Other - net. . . . . . . . . . . . . . . . . . . . . . . .       (7.5)      (4.4)         (8.8)
                                                                    -------     ------      --------
        Net cash provided by operating activities. . . . . . . .       40.9        8.0          22.2
                                                                    -------     ------      --------
  Investing Activities Cash Flows
    Capital expenditures . . . . . . . . . . . . . . . . . . . .      (52.3)     (43.0)        (23.4)
    Net disposals of property, plant and equipment . . . . . . .       10.3        4.3          22.2
    Acquisitions . . . . . . . . . . . . . . . . . . . . . . . .     (113.5)      (1.9)       (112.5)
    Disposition of businesses. . . . . . . . . . . . . . . . . .      120.4        3.2           5.0
                                                                    -------     ------      --------
      Net cash used by investing activities. . . . . . . . . . .      (35.1)     (37.4)       (108.7)
                                                                    -------     ------      --------
  Financing Activities Cash Flows
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . .      (12.5)     (12.4)        (11.8)
    Increase in long-term debt . . . . . . . . . . . . . . . . .      190.0      115.4           -
    Repayments of long-term debt and lease obligations . . . . .      (33.0)     (62.8)        (61.9)
    Increase (decrease) in amounts payable to banks. . . . . . .      (49.8)     (12.5)         54.8
    Net issuance of common shares. . . . . . . . . . . . . . . .       11.1        4.4         114.0
    Redemption premium on early extinguishment of debt . . . . .        -          -            (4.7)
                                                                    -------     ------      --------
      Net cash provided by financing activities. . . . . . . . .      105.8       32.1          90.4
                                                                    -------     ------      --------
Increase in cash and cash equivalents. . . . . . . . . . . . . .      111.6        2.7           3.9
Cash and cash equivalents at beginning of year . . . . . . . . .       21.5       18.8          14.9
                                                                    -------     ------      --------
Cash and cash equivalents at end of year . . . . . . . . . . . .    $ 133.1     $ 21.5      $   18.8
                                                                    =======     ======      ========


See notes to consolidated financial statements.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

  The company's fiscal year ends on the Saturday closest to December 31 of each year. Fiscal year ends are as follows:
  1995:     December 30, 1995
  1994:     December 31, 1994
  1993:     January 1, 1994

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONSOLIDATION

  The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions are eliminated.

FOREIGN CURRENCY TRANSLATION

  Assets and liabilities of the company's non-U.S. operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at weighted-average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings (loss) and accumulated in a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in other costs and expenses - net in the Consolidated Statement of Earnings. Gains and losses on forward exchange contracts that are designated as hedges of foreign currency commitments are recognized as part of the specific transactions hedged.

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

PROPERTY, PLANT AND EQUIPMENT


  Property, plant and equipment, including capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. Equipment leased to customers is accounted for under the operating lease method. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets.

  Property, plant and equipment currently idle and held for sale or identified for sale in the future are valued at the lower of historical cost less accumulated depreciation or estimated net realizable value. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

GOODWILL

  Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 25 to 40 years and is included in other noncurrent assets in the Consolidated Balance Sheet. Amortization charged to earnings amounted to $1.5 million and $.4 million in 1995 and 1994, respectively. The amount for 1993 was not significant.

RETIREMENT BENEFIT PLANS

  The company maintains various defined contribution and defined benefit pension plans covering substantially all U.S. employees and certain non-U.S. employees. For defined benefit plans, pension benefits are based primarily on length of service and compensation. The company's policy is to fund the plans in accordance with applicable laws and regulations.

INCOME TAXES

  The company provides deferred income taxes for cumulative temporary differences between the financial reporting basis and income tax basis of its assets and liabilities. Provisions are made for all currently payable federal and state and local income taxes at applicable tax rates.
Provisions are also made for any additional taxes on anticipated distributions from subsidiaries.

EARNINGS PER SHARE

  Earnings per common share are based on the weighted-average number of common shares and common share equivalents outstanding.

RECENTLY ISSUED PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. The adoption of this standard in 1996 is not expected to have a significant effect on the company's financial condition or results of operations.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the company to either adopt the fair value method of accounting for stock options in its financial statements or to retain its existing method and disclose the pro forma effects of using the fair value method beginning in 1996. The company intends to retain its existing method of accounting for stock options and to include pro forma disclosures in the notes to its consolidated financial statements. Accordingly, the standard will have no effect on the company's financial condition or results of operations.

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

  The company's U.S. operations also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 3, 1993. This standard requires that the expected cost of postretirement benefits other than pensions, such as health care benefits, that are provided to retirees be recognized on the accrual method during the years that employees render
service.    The company recorded the cumulative effect (to January 2, 1993)
of adopting these standards as a charge to earnings in the first quarter of 1993, as follows:

CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING

(In millions, except per share amounts)               1993
                                          -----------------------------
                                           Charge to         Per Common
                                           Earnings            Share
                                          ----------         ----------

Income taxes . . . . . . . . . . . . . . .   $  (4.2)           $  (.13)
Retiree health care benefits
  (with no current tax effect) . . . . . .     (47.9)             (1.48)
                                             -------            -------
                                             $ (52.1)           $ (1.61)
                                             =======            =======

      The standard for accounting for income taxes imposes significant limitations on the recognition and valuation of deferred tax assets related to future tax deductions previously recognized for financial reporting purposes and to net operating loss carryforwards. Because of these limitations, and because the company entered 1993 with a U.S. net operating loss carryforward of approximately $36 million, no income tax benefit could be recognized on a net basis for the cumulative effect of adopting the accounting rules for postretirement health care benefits.

DISPOSITION OF BUSINESSES

      In December, 1995, the company completed the sale of its Electronic Systems Division (ESD) for approximately $105 million in cash (subject to post-closing adjustments) and recorded a fourth quarter pretax gain of $66.0 million ($52.4 million after tax). The company also entered into a seven year supply contract with the purchaser for electronic controls used on the company's machine tools and plastics machinery. The decision to sell ESD was made to redeploy assets to more strategic businesses. ESD's 1995 sales to unaffiliated customers were approximately $30 million.

      In January, 1995, the company completed the sale of its American Mine Tool business for $15.0 million resulting in a pretax gain of $5.0 million ($4.0 million after tax). The sale did not have a significant effect on the company's ongoing sales or operating earnings.

      In 1993, the company announced its decision to sell its Sano business. Accordingly, the company recorded charges totaling $22.8 million (with no current tax effect) to adjust its investment in Sano to net realizable value. The decision to sell Sano was due in part to its continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth and profit potential and, as a result, did not meet the company's criteria for a core business. The company completed the sale early in 1994.

INTEGRATION CHARGE

      In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, and later revised in December, 1995, which also involves the integration of certain Widia operations with Valenite. The total cost of the plan will be $28.1 million (approximately $21.0 million in cash). That portion of the overall plan that relates directly to Widia has been recorded through purchase accounting adjustments totaling $18.3 million. As it relates to Valenite, the plan involves the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge includes reserves for the cash costs of the integration of $7.0 million, including $5.8 million for severance and other termination benefits related to approximately eighty production and sales personnel and $1.2 million for facility exit costs. The charge also includes $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs totaled $4.6 million in 1995. The total cash cost of the $28.1 million plan will be approximately $21.0 million and is being funded by operations and bank borrowings. As a result of the actions that are included in the integration plan, the company expects to achieve annual cost reductions of approximately $19 million, a portion of which has already been realized in 1995. A majority of the expected cost reductions will be fully realized in 1996.

CONSOLIDATION CHARGE

      In December, 1993, management adopted a plan to reduce machine tool manufacturing capacity by consolidating U.S. machine tool manufacturing into facilities in Cincinnati and, accordingly, recorded a charge of $47.1 million (with no current tax effect). Production at the company's two machine tool facilities in Fountain Inn and Greenwood, South Carolina was phased out during 1994 and the plants were closed by year-end 1994. The consolidation addressed excess manufacturing capacity created by two factors: the companys successful Wolfpack program, which significantly reduced the hours and floorspace required to manufacture and assemble machine tool products, and the unusually steep recession in the aerospace industry, which had dramatically lowered demand for the company's advanced machine tool systems.

      Major components of the charge are reflected in the following table.

CONSOLIDATION CHARGE

(In millions)                                            1993
                                                        -----

Severance and other fringe benefits. . . . . . . . .    $ 9.1
Costs to relocate key employees and production . . .     10.0
Write-downs of inventory of discontinued products  .      6.1
Loss on disposal of plant and equipment. . . . . . .      4.9
Accrual for operating losses through plant
 closing dates . . . . . . . . . . . . . . . . . . .     13.6
Other. . . . . . . . . . . . . . . . . . . . . . . .      3.4
                                                        -----
                                                        $47.1
                                                        =====

  The entire remaining reserve balance at year-end 1994 of $2.6 million was fully utilized in 1995.

  Completion of the consolidation was originally expected to result in a net employee reduction of 235 in U.S. machine tool operations. However, increased customer demand for machine tool products, including the products being transferred from South Carolina, resulted in a net employee reduction of 150. In addition, the favorable job market in South Carolina resulted in an unexpectedly high early attrition rate at the facilities to be closed. As a result of these factors, the cost for severance and other fringe benefits was approximately $6 million less than the original estimate reflected above. Simultaneously, the higher than expected number of voluntary terminations slowed the phase out of production in South Carolina, and as a result, operating losses through the closure date of the two plants were approximately $2 million higher than originally expected. The net $4 million reduction in the cost of the consolidation was utilized to absorb incremental costs arising from the 1990 and 1991 machine tool restructurings, including lower estimated net proceeds from the sale of the Heald facility, the closure of certain overseas sales offices and the restructuring of domestic machine tool operations.

ACQUISITIONS

  On February 1, 1993, the company completed the acquisition of GTE Valenite Corporation (Valenite) for $66 million in cash and $11 million of assumed debt. Valenite is a leading producer of consumable industrial metalcutting products. The acquisition was financed principally through the sale of $50 million of accounts receivable and borrowings under the company's committed revolving credit facility.

  On November 8, 1993, the company completed the acquisition of Ferromatik, the plastics injection molding machine business of Kloeckner-Werke AG, for DM 74.8 million (approximately $44 million) in cash and DM 10.6 million (approximately $6 million) of assumed debt. The acquisition was financed primarily through borrowings under the company's existing lines of credit. Ferromatik, which is headquartered in Germany, is one of the world's leading producers of injection molding machines.

  On February 1, 1995, the company completed the acquisition of Krupp Widia GmbH (Widia) for DM 120.8 million in cash (approximately $79 million), which included DM 7.1 million (approximately $4 million) for the settlement of all intercompany liabilities to the seller as of the closing date, and $13 million of assumed debt. Headquartered in Germany, Widia is one of the world's leading producers of industrial metalcutting products. The company financed the acquisition by borrowing German marks under its revolving credit facility.

  On July 20, 1995, the company completed the acquisition of Talbot Holdings, Ltd. (Talbot) for approximately $33 million in cash and $5 million of assumed debt. Talbot is a major supplier of round high-speed steel and carbide metalcutting tools. The transaction was financed through available cash and existing credit lines.

  All of the acquisitions discussed above were accounted for under the purchase method. The aggregate cost of the acquisitions, including professional fees and other costs related thereto, was approximately $111.8 million in 1995 and $115.5 million in 1993. The following table presents the allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed. Goodwill, which is included in other noncurrent assets, totaled $51.4 million and $15.6 million for the 1995 and 1993 acquisitions, respectively.

ALLOCATION OF ACQUISITION COST

(In millions)                                             1995       1993
                                                        ------     ------

Cash and cash equivalents. . . . . . . . . . . . . .    $  3.1     $  1.1
Accounts receivable. . . . . . . . . . . . . . . . .      51.7       54.6
Inventories. . . . . . . . . . . . . . . . . . . . .      69.3       74.2
Other current assets . . . . . . . . . . . . . . . .       1.3       19.5
Property, plant and equipment. . . . . . . . . . . .      61.1       91.1
Other noncurrent assets. . . . . . . . . . . . . . .      65.7       28.6
                                                        ------     ------
 Total assets. . . . . . . . . . . . . . . . . . . .     252.2      269.1
                                                        ------     ------
Amounts payable to banks and
 long-term debt due within one year. . . . . . . . .       9.3       13.1
Other current liabilities. . . . . . . . . . . . . .      71.2      103.7
Long-term accrued liabilities. . . . . . . . . . . .      50.5       31.6
Long-term debt and lease obligations . . . . . . . .       9.4        5.2
                                                        ------     ------
 Total liabilities . . . . . . . . . . . . . . . . .     140.4      153.6
                                                        ------     ------
Total acquisition cost . . . . . . . . . . . . . . .    $111.8     $115.5
                                                        ======     ======

  In the 1993 allocation, other current liabilities includes a reserve of $44.0 million for the restructuring of Valenite for future profitability. The restructuring plan included the consolidation of production through the closing of eleven production facilities, the downsizing of two production facilities and a net employee reduction in excess of 500. The total cost of the restructuring, to the extent reflected in the allocation of acquisition cost, was $53.7 million ($25.8 million in cash) and included amounts for severance, relocation and losses on the sale of surplus inventory, machinery and equipment and production facilities. Additional costs in 1993 and 1994 related to the overall restructuring plan that were not reserved for in the allocation of acquisition cost totaled $11.4 million, of which $7.9 million was recorded as capital expenditures with the remaining $3.5 million being charged to expense as incurred. The restructuring, which began March 2, 1993, was completed in 1994.

  Other current liabilities for 1993 also includes a reserve of $6.5 million for the restructuring of Ferromatik. Due to general economic conditions in Europe, the operations of Ferromatik's manufacturing plant were restructured during 1992 and 1993 to improve efficiency and reduce personnel levels. Subsequent to the acquisition, additional restructuring actions, including further personnel reductions, were undertaken for the purpose of improving Ferromatik's future profitability. These actions, which complemented the actions taken prior to the acquisition, were substantially completed during 1994.

  In the 1995 allocation, other current liabilities includes a reserve of $16.9 million for the further restructuring of Widia and its integration with Valenite. Certain of Widias worldwide operations, including its principal plant in Essen, Germany, had already been restructured by the seller during 1993 and 1994. Prior to the acquisition, the companys management began to develop a plan for the integration of certain operations of Widia and Valenite and for additional restructuring actions to further improve Widia's profitability. In May, 1995, the companys management formally approved this integration plan at an expected total cost of $17.1 million. The portion directly related to Valenite was recorded as a $9.8 million pretax charge to earnings in the second quarter of 1995.

  Immediately following the approval of the original plan, the management of Widia began to develop a plan to further reduce personnel levels at its plant and corporate headquarters in Essen. This revision of the original plan was formally approved by the managements of the company and Widia early in December, 1995. As a result, the total cost of the integration plan is now expected to be $28.1 million. As it relates to Widia, the revised plan involves the closure of one manufacturing plant, the reduction of employment levels at the Essen plant and headquarters, and the consolidation of numerous sales, customer service and warehouse operations in Europe and Asia for $18.3 million, including write downs of certain assets to net realizable value totaling $1.4 million. The $16.9 million reserve that is included in other current liabilities includes $14.6 million for severance and other termination benefits related to the expected elimination of approximately 290 production, sales and administrative personnel and $2.3 million for facility exit costs.

  At year-end 1995, the balance of the $16.9 million reserve was $13.7 million, which includes $12.0 million for severance and other termination benefits that are expected to be paid to approximately 180 employees during 1996, and $1.7 million for additional cash costs related to the integration plan.

  Unaudited pro forma sales and earnings information for 1995 and 1994 prepared under the assumption that the acquisitions of Widia and Talbot had been completed at the beginning of those years is as follows:

PRO FORMA INFORMATION

(In millions, except per-share amounts)                     1995            1994
                                                        --------        --------
Sales. . . . . . . . . . . . . . . . . . . . . . . .    $1,694.5        $1,457.4
                                                        ========        ========
Net earnings . . . . . . . . . . . . . . . . . . . .    $  105.7        $   31.8
                                                        ========        ========
Earnings per common share. . . . . . . . . . . . . .    $   3.05        $    .93
                                                        ========        ========



  Based on a comprehensive analysis, the company estimates that the annual cost savings in relation to Widia's historical 1994 operations that have resulted from the restructuring actions completed in 1994 and early 1995 prior to the acquisition is approximately $3 million. The additional actions described above that are being completed subsequent to the acquisition in connection with the company's $28.1 million integration plan are expected to generate additional annual savings of approximately $13 million. These amounts are based principally on the savings that will be realized from the reductions in Widia's employment levels that occurred during 1995 and that will occur in 1996.

  The pro forma net earnings amount for 1994 reflected above includes $9.0 million of estimated cost savings from the actions completed or substantially completed through year-end 1995. In addition, restructuring charges of $6.8 million that were incurred by Widia prior to the acquisition have been eliminated.

  The pro forma net earnings amount for 1995 reflected above does not include adjustments for cost savings because many of the restructuring actions were taken early in 1995 and, accordingly, a majority of the savings are already included in historical results. No adjustment has been made in either year for approximately $7 million of incremental savings that are expected to result from the additional actions to be completed in 1996 because they cannot be precisely quantified at this time. In addition, no adjustment has been made for approximately $6 million of annual cost savings that are expected to result from the $9.8 million integration charge for Valenite.


RESEARCH AND DEVELOPMENT

  Charges to operations for research and development activities are summarized below. The amounts include expenses related to the company's Wolfpack product development and process improvement program.

RESEARCH AND DEVELOPMENT

(In millions)                        1995        1994        1993
                                    -----       -----       -----
Research and development . . . .    $57.8       $46.8       $41.9
                                    =====       =====       =====

RETIREMENT BENEFIT PLANS

  Pension costs for all defined benefit plans are summarized in the following table. For all years presented, the table includes amounts for plans for certain U.S. and United Kingdom (U.K.) employees. The 1995 column also includes amounts for two plans for certain employees in Germany. These amounts are included as a result of acquisitions.

PENSION COST (INCOME)

(In millions)                         1995        1994        1993
                                    ------      ------      ------
Service cost (benefits earned
 during the period). . . . . . .    $  7.6      $  7.6      $  6.3
Interest cost on projected
 benefit obligation. . . . . . .      37.0        32.2        31.5
Actual (return) loss on
 plan assets . . . . . . . . . .     (87.9)        4.8       (54.8)
Net amortization and deferral. .      46.3       (47.0)       14.3
                                    ------      ------      ------
Pension cost (income). . . . . .    $  3.0      $ (2.4)     $ (2.7)
                                    ======      ======      ======

  The following table sets forth the funded status of the defined benefit pension plans that cover certain U.S. and U.K. employees.

FUNDED STATUS AT YEAR-END

(In millions)                                      1995        1994
                                                -------     -------
Vested benefit obligation. . . . . . . . . .    $(373.7)    $(316.6)
                                                =======     =======
Accumulated benefit obligation . . . . . . .    $(392.0)    $(331.9)
                                                =======     =======
Projected benefit obligation . . . . . . . .    $(462.4)    $(383.7)
Plan assets at fair value. . . . . . . . . .      429.3       366.1
                                                -------     -------
Projected benefit obligation in
 excess of plan assets . . . . . . . . . . .      (33.1)      (17.6)
Unrecognized net loss. . . . . . . . . . . .       55.5        41.6
Unrecognized net transition asset. . . . . .      (19.2)      (24.8)
                                                -------     -------
Prepaid (accrued) pension cost . . . . . . .    $   3.2     $   (.8)
                                                =======     =======

  The plans' assets consist principally of stocks, debt securities and mutual funds. The U.S. plan also includes common shares of the company with a market value of $19.8 million in 1995 and $14.9 million in 1994. Contributions of $3.4 million and $.1 million were made to the U.S. plan in 1995 and 1994, respectively. Because of the funded status of the U.K. plan, no contributions were required in the three year period ended December 30, 1995. At year-end 1995, the U.S. plan's assets exceeded the accumulated benefit obligation by $14.5 million, although the projected benefit obligation exceeded the related assets by $49.8 million.

  The following table sets forth the status of the company's defined benefit pension plans for certain employees in Germany. Consistent with customary practice in Germany, these plans have not been funded. Benefit payments are funded from current operations.

STATUS AT YEAR-END

(In millions)                                    1995
                                              -------
Vested benefit obligation. . . . . . . . . .  $ (36.3)
                                              =======
Accumulated benefit obligation . . . . . . .  $ (39.2)
                                              =======
Projected benefit obligation . . . . . . . .  $ (43.2)
Unrecognized net gain. . . . . . . . . . . .     (1.0)
                                              -------
Accrued pension cost . . . . . . . . . . . .  $ (44.2)
                                              =======

  The following table presents the weighted average actuarial assumptions used for all defined benefit plans in 1995, 1994 and 1993.

ACTUARIAL ASSUMPTIONS
                                                1995        1994       1993
                                                ----        ----       ----

Discount rate. . . . . . . . . . . . . . . .    7.5%        9.0%        7.6%
Expected long-term rate
 of return on plan assets. . . . . . . . . .    9.6%        9.6%        9.6%
Rate of increase in future
 compensation levels . . . . . . . . . . . .    4.3%        5.1%        4.7%
                                                ====        ====        ====

  The company also sponsors certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $6.4 million and $5.7 million in 1995 and 1994, respectively, and were not significant in 1993.

  In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to most U.S. employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, such contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. For employees retiring after 1979, the dollar amount of the company's current and future contributions is frozen based on specified percentages of the 1993 per-contract cost.

  The following table presents the components of the company's liability for future retiree health care benefits.

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS

(In millions)                                     1995        1994
                                                ------      ------

Accumulated postretirement benefit obligation
 Retirees. . . . . . . . . . . . . . . . . .    $(31.5)     $(35.2)
 Fully-eligible active participants. . . . .      (5.4)       (5.4)
 Other active participants . . . . . . . . .      (7.4)       (7.5)
                                                ------      ------
                                                 (44.3)      (48.1)
Unrecognized net (gain) loss . . . . . . . .       (.1)        2.6
                                                ------      ------
Accrued postretirement health care benefits.    $(44.4)     $(45.5)
                                                ======      ======

  In the Consolidated Balance Sheet, accrued and other current liabilities includes $1.4 million of the total liability for postretirement health care benefits at year-end 1995 and $1.5 million at year-end 1994.

POSTRETIREMENT HEALTH CARE COST

(In millions)                                    1995       1994        1993
                                                 ----       ----        ---
-
Service cost (benefits earned
 during the period). . . . . . . . . . . . .     $ .3       $ .5        $.3
Interest cost on accumulated
 postretirement benefit
 obligation. . . . . . . . . . . . . . . . .      3.9        4.0        4.2
Net amortization and deferral. . . . . . . .      -           .3         -
                                                 ----       ----        ----
Postretirement health care cost. . . . . . .     $4.2       $4.8        $4.5
                                                 ====       ====        ====

  The discount rates used in calculating the accumulated postretirement benefit obligation were 71/2% for 1995 and 81/2% for 1994. For 1996, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 9.4%. This rate is assumed to decrease to varying degrees annually to 5.0% for years 2005 and thereafter. Because the dollar amount of the company's contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

INCOME TAXES
  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's deferred tax assets and liabilities as of year-end 1995 and 1994 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(In millions)                                      1995       1994
                                                -------     ------

Deferred tax assets
 Net operating loss and tax credit
  carryforwards. . . . . . . . . . . . . . .    $  62.8     $ 56.8
 Accrued postretirement health
  care benefits. . . . . . . . . . . . . . .       15.3       15.4
 Inventories, principally due to
  obsolescence reserves and additional
  costs inventoried for tax purposes . . . .        9.5        7.1
 Accrued employee benefits other
  than pensions and retiree
  health care benefits . . . . . . . . . . .        9.4        5.2
 Accrued pension costs . . . . . . . . . . .        5.8        4.6
 Accrued warranty costs. . . . . . . . . . .        3.8        3.2
 Accrued taxes . . . . . . . . . . . . . . .        3.1        2.7
 Accounts receivable, principally
  due to allowances for doubtful
  accounts . . . . . . . . . . . . . . . . .        2.2        1.8
 Accrued liabilities and other . . . . . . .       19.9       16.5
                                                -------     ------
  Total deferred tax assets  . . . . . . . .      131.8      113.3
  Less valuation allowance . . . . . . . . .      (66.1)     (85.7)
                                                -------     ------
   Net deferred tax assets . . . . . . . . .    $  65.7     $ 27.6
                                                =======     ======

Deferred tax liabilities
 Property, plant and equipment,
  principally due to differences in
  depreciation methods . . . . . . . . . . .    $  27.4     $ 18.5
 Accounts receivable and inventories . . . .        5.2        1.1
 Pension assets. . . . . . . . . . . . . . .        3.7        3.5
 Undistributed earnings of non-U.S.
  subsidiaries . . . . . . . . . . . . . . .        1.0
 Other . . . . . . . . . . . . . . . . . . .        7.8        6.5
                                                -------     ------
  Total deferred tax liabilities . . . . . .    $  45.1     $ 29.6
                                                -------     ------
Net deferred tax asset (liability) . . . . .    $  20.6     $ (2.0)
                                                =======     ======

  Summarized in the following tables are the company's earnings (loss) before income taxes, extraordinary item and cumulative effect of changes in methods of accounting, its provision for income taxes, the components of the provision for deferred income taxes, and a reconciliation of the U.S. statutory rate to the tax provision rate.

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGES IN METHODS OF ACCOUNTING

(In millions)                                     1995       1994         1993
                                                ------      -----       ------
United States. . . . . . . . . . . . . . . .    $ 87.8      $32.7       $(41.5)
Non-U.S. . . . . . . . . . . . . . . . . . .      46.5       16.2          4.3
                                                ------      -----       ------
                                                $134.3      $48.9       $(37.2)
                                                ======      =====       ======

PROVISION FOR INCOME TAXES

(In millions)                                     1995       1994        1993
                                                ------      -----       -----
Current provision
 United States . . . . . . . . . . . . . . .    $ 32.6      $ 4.1       $ -
 State and local . . . . . . . . . . . . . .       8.9        3.4         2.4
 Non-U.S.. . . . . . . . . . . . . . . . . .      12.5        3.2         4.3
                                                ------      -----       -----
                                                  54.0       10.7         6.7
                                                ------      -----       -----
Deferred provision
 United States . . . . . . . . . . . . . . .     (23.0)       -           -
 Non-U.S.. . . . . . . . . . . . . . . . . .      (2.3)        .5         1.5
                                                ------      -----       -----
                                                 (25.3)        .5         1.5
                                                ------      -----       -----
                                                $ 28.7      $11.2       $ 8.2
                                                ======      =====       =====


COMPONENTS OF THE PROVISION FOR DEFERRED INCOME TAXES

(In millions)                                      1995       1994        1993
                                                -------     ------      ------

Tax effects of consolidation,
 restructuring and other reserves. . . . . .    $   1.6     $ 32.8      $ (9.2)
Change in deferred revenue . . . . . . . . .        (.1)       (.2)      (16.3)
Depreciation . . . . . . . . . . . . . . . .        8.9       (7.6)        1.3
Change in valuation allowance. . . . . . . .      (19.6)     (10.0)       25.5
Change in deferred taxes related to
 operating loss carryforwards. . . . . . . .       (6.0)     (16.0)       (1.3)
Accrued pension and other
 employee costs. . . . . . . . . . . . . . .       (5.3)      (1.5)         .6
Other. . . . . . . . . . . . . . . . . . . .       (4.8)       3.0          .9
                                                -------     ------      ------
                                                $ (25.3)    $   .5      $  1.5
                                                =======     ======      ======

RECONCILIATION OF THE U.S. STATUTORY RATE TO THE TAX PROVISION RATE

(In percent)                                     1995        1994        1993
                                                -----       -----       -----
U.S. statutory tax rate. . . . . . . . . . .     35.0%       35.0%      (35.0)%
Increase (decrease) resulting from
 Losses without current tax
  benefits . . . . . . . . . . . . . . . . .      3.0         5.6        56.1
 Tax benefits from net reversal
  of U.S. temporary differences. . . . . . .    (15.8)      (15.1)        -
 Effect of operations outside
  the U.S. . . . . . . . . . . . . . . . . .     (7.3)       (9.5)       (5.5)
 State and local taxes, net of
  federal benefit. . . . . . . . . . . . . .      6.6         7.0         6.5
 Other . . . . . . . . . . . . . . . . . . .      (.1)        (.1)        (.1)
                                                -----       -----       -----
                                                 21.4%       22.9%       22.0%
                                                =====       =====       =====


  At year-end 1995, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $144 million, substantially all of which have no expiration dates. The U.S. net operating loss carryforward at year-end 1994 was fully utilized in 1995.

  Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $72 million at the end of 1995.

  Income taxes of $21.0 million, $10.4 million and $16.1 million were paid in 1995, 1994 and 1993, respectively.

RECEIVABLES

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

  In 1994, the agreement was amended to provide for the sale of up to $65.0 million of interests in accounts receivable through January, 1996. The agreement was further amended in March, 1995, to increase the amount to $75.0 million. At December 30, 1995, and December 31, 1994, the undivided interest in the company's gross accounts receivable that had been sold aggregated $69.0 million and $65.0 million, respectively. Increases in the amount sold are reported as providing operating cash flow in the Consolidated Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Statement of Earnings.

  In January, 1996, the original agreement expired and the company entered into a similar agreement with a different purchaser that permits the sale of up to $75.0 million of undivided interests in accounts receivable through January, 1999.

INVENTORIES

  Inventories amounting to $130.6 million for 1995 and $136.1 million for 1994 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $69.5 million in 1995 and $59.5 million in 1994.

  As presented in the Consolidated Balance Sheet, inventories are net of reserves for obsolescence of $53.5 million and $38.6 million in 1995 and 1994, respectively.

PROPERTY, PLANT AND EQUIPMENT

  The components of property, plant and equipment are shown in the following table.


PROPERTY, PLANT AND EQUIPMENT - NET

(In millions)                                     1995        1994
                                                ------      ------

Land . . . . . . . . . . . . . . . . . . . .    $  8.8      $  8.1
Buildings. . . . . . . . . . . . . . . . . .     165.2       139.4
Machinery and equipment. . . . . . . . . . .     353.0       301.8
                                                ------      ------
                                                 527.0       449.3

Less accumulated amortization and
 allowances for depreciation . . . . . . . .     261.5       250.5
                                                ------      ------
                                                $265.5      $198.8
                                                ======      ======

OTHER ASSETS

  At year-end 1995 and 1994, other current assets includes $2.0 million and $2.8 million, respectively, representing the carrying value of certain idle production facilities that are expected to be sold within one year. The $7.5 million net book value of the American Mine Tool business that was sold in January, 1995, is also included in other current assets at year-end 1994.

  Other noncurrent assets includes goodwill of $73.6 million at year-end 1995 and $19.8 million at year-end 1994. Other noncurrent assets also includes the carrying value of certain assets held for sale, including idle production facilities, totaling $4.0 million at year-end 1995, and $5.9 million at year-end 1994.

LIABILITIES

  The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

ACCRUED AND OTHER CURRENT LIABILITIES

(In millions)                                     1995        1994
                                                ------      ------

Accrued salaries, wages and
 other compensation. . . . . . . . . . . . .    $ 37.8      $ 29.9
Restructuring and integration reserves . . .      18.3         3.1
Accrued and deferred income taxes. . . . . .      33.5        21.5
Other accrued expenses . . . . . . . . . . .     123.8        86.1
                                                ------      ------
                                                $213.4      $140.6
                                                ======      ======


LONG-TERM ACCRUED LIABILITIES

(In millions)                                     1995        1994
                                                ------      ------
Accrued pension and other compensation . . . $ 65.3 $ 27.3 Accrued postretirement health
  care benefits. . . . . . . . . . . . . . .      43.0        44.0
Accrued and deferred income taxes. . . . . .      52.8        25.8
Minority shareholders' interests . . . . . .       8.7         -
Other. . . . . . . . . . . . . . . . . . . .      34.8        26.4
                                                ------      ------
                                                $204.6      $123.5
                                                ======      ======


LONG-TERM DEBT AND LEASE OBLIGATIONS

  Long-term debt and lease obligations are shown in the following table.





LONG-TERM DEBT AND LEASE OBLIGATIONS

(In millions)                                      1995       1994
                                                 ------     ------

Long-term debt
 7 7/8 % Notes due 2000. . . . . . . . . . .     $100.0     $  -
 8 3/8 % Notes due 2004. . . . . . . . . . .      115.0      115.0
 12% Sinking Fund Debentures due 2010. . . .       10.8       10.8
 Revolving credit facility . . . . . . . . .       87.1       10.0
 Industrial Development Revenue
  Bonds due 2008 . . . . . . . . . . . . . .        -         10.0
 Other . . . . . . . . . . . . . . . . . . .       20.8        8.1
                                                 ------     ------
                                                  333.7      153.9
                                                 ------     ------
Capital lease obligations
 6 3/8 % Bonds due 1996 - 1997 . . . . . . .        1.8         2.6
 6 3/4 % Bonds due 2004. . . . . . . . . . .        -           7.6
                                                 ------      ------
                                                    1.8        10.2
                                                 ------      ------
                                                  335.5       164.1

Current maturities . . . . . . . . . . . . .       (3.3)      (21.1)
                                                 ------      ------
                                                 $332.2      $143.0
                                                 ======      ======



  Except for the 7 7/8% Notes due 2000 and the 8 3/8% Notes due 2004, the carrying amount of the company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company's incremental borrowing rate for similar types of financing arrangements. The fair value of the 7 7/8% Notes due 2000 is $102.4 million and the fair value of the 8 3/8% Notes due 2004 is $119.5 million. Such amounts are based on recent trade prices through registered securities brokers.

  In 1995, the company completed a public offering involving the placement of $100.0 million of 7 7/8% Notes due 2000. The proceeds were used principally to repay outstanding indebtedness.

  The 12% Sinking Fund Debentures due 2010 have annual sinking fund requirements commencing in 1996. The 1996 requirement has been satisfied through redemptions of these debentures in prior years. The debentures are redeemable at any time at the company's option subject to possible premiums and other restrictions.

  During 1995, the Industrial Development Revenue Bonds due 2008 and the 6 3/4 % Bonds due 2004 were repaid due to the closure of the company's machine tool facilities in South Carolina.

  Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness.

  At year-end 1995 and 1994, $87.1 million and $10.0 million, respectively, of borrowings under the company's revolving credit facility are included in long-term debt based on the expectation that such amounts will remain outstanding for more than one year.

  Interest paid was $27.7 million in 1995, $17.1 million in 1994 and $19.0 million in 1993.

  Maturities of long-term debt for the five years after 1995 are:
            1996:                 $  2.4 million
            1997:                    4.0 million
            1998:                   89.4 million
            1999:                    3.1 million
            2000:                 $101.7 million

  The capitalized lease assets are included in property, plant and equipment. Amortization of leased properties is included in depreciation and interest on lease obligations is included in interest expense.

  Future minimum payments for principal and interest on capitalized leases are:
            1996:                 $1.0 million
            1997:                  1.0 million

  The company also leases certain equipment under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:
            1996:                 $17.1 million
            1997:                  13.6 million
            1998:                   7.9 million
            1999:                   6.0 million
            2000:                   6.0 million
  After     2000:                  15.4 million

  Rent expense was $19.8 million, $17.4 million and $14.7 million in 1995, 1994 and 1993, respectively.

LINES OF CREDIT

  At year-end 1995, the company had lines of credit with various U.S. and non-U.S. banks of approximately $370 million, including a $150 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. In May, 1995, the term of the revolving credit facility was extended from July, 1996, to June, 1998, and, at the company's request, the amount of credit available thereunder was reduced from $200 million to $150 million in order to reduce the amount of commitment fees payable by the company. As amended, the facility required a facility fee of 1/2% per annum on the total $150 million revolving loan commitment and imposed restrictions on total indebtedness in relation to total capital. Based on these restrictions, the companys additional borrowing capacity totaled approximately $192 million at year-end 1995. In January, 1996, the facility was further amended in connection with the acquisition of D-M-E (see Subsequent Events).

  The weighted average interest rate on short-term borrowings outstanding as of year-end 1995 and 1994 was 6.5% and 7.3%, respectively.

SHAREHOLDERS EQUITY

  In 1993, the company completed the issuance of an additional 5.175 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $100.6 million. The proceeds of the offering were used to redeem $60.0 million of the company's 12% Sinking Fund Debentures due 2010 and to repay borrowings under revolving lines of credit and other bank debt. The redemption of the 12% Sinking Fund Debentures due 2010 resulted in a pretax extraordinary loss on early extinguishment of debt of $5.2 million ($4.4 million after tax) which included a cash call premium of $4.7 million and the write-off of deferred financing fees of $.5 million.

SHAREHOLDERS EQUITY - PREFERRED AND COMMON SHARES

(Dollars in millions, except per-share amounts)      1995      1994
                                                   ------     -----

4% Cumulative Preferred shares authorized,
 issued and outstanding, 60,000 shares at
 $100 par value, redeemable at $105 a share. . . $ 6.0 $ 6.0 Common shares, $1 par value authorized
 50,000,000 shares, issued and outstanding,
 1995: 34,270,304 shares, 1994: 33,742,125 . . .     34.3      33.7
                                                    =====     =====

  The company has authorized ten million serial preference shares with $1 par value. None of these shares has been issued.

  Holders of company common stock have one vote per share until they have held their shares for at least 36 consecutive months, after which they are entitled to ten votes per share.

CONTINGENCIES

  The company is involved in remedial investigations and actions at various locations, including former plant facilities, and EPA Superfund sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental costs have not been material in the past.

  Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries.

  In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

FORWARD EXCHANGE CONTRACTS

  The company enters into forward exchange contracts to hedge foreign currency commitments on an ongoing basis for periods commensurate with known exposures. The purpose of this practice is to minimize the effect of foreign currency exchange rate fluctuations on the company's operating results. The company does not engage in speculation.

  At December 30, 1995, the company had outstanding forward exchange contracts totaling $31.5 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception.

LONG-TERM INCENTIVE PLANS

  The 1994 Long-Term Incentive Plan (1994 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards. A summary of amounts issued under the 1994 Plan and prior plans is presented in the following table.

STOCK OPTIONS AND RESTRICTED STOCK AWARDS
                                                             Price
                                             Shares          Range
------------------------------------------------------------------
Outstanding at year-end 1992 . . . . .    2,590,915      $  9 - 29
  Activity            - Granted. . . .      118,025        17 - 24
  during 1993         - Exercised. . .     (854,918)        9 - 25
                      - Canceled . . .     (136,947)       13 - 29
------------------------------------------------------------------
Outstanding at year-end 1993 . . . . .    1,717,075         9 - 25
  Activity            - Granted. . . .      481,547             23
  during 1994         - Exercised. . .     (203,404)        9 - 25
                      - Canceled . . .      (25,782)       16 - 25
------------------------------------------------------------------

Outstanding at year-end 1994 . . . . .    1,969,436         9 - 25
  Activity            - Granted. . . .      601,477             21
  during 1995         - Exercised. . .     (418,755)       13 - 25
                      - Canceled . . .      (30,595)       18 - 25
------------------------------------------------------------------
Outstanding at year-end 1995 . . . . .    2,121,563      $  9 - 25
==================================================================


EXERCISABLE STOCK OPTIONS AT YEAR-END

                                       Stock Options
                                       -------------
1993 . . . . . . . . . . . . . . . .       1,474,262
1994 . . . . . . . . . . . . . . . .       1,437,636
1995 . . . . . . . . . . . . . . . .       1,054,663



  The non-qualified stock options and incentive stock options are issued at market value, become exercisable under varying terms and expire in ten years. Shares of restricted stock are subject to three-year restrictions against selling, encumbering or otherwise disposing of these shares. Performance awards may be earned based on achievement of specified annual earnings objectives.

  The maximum number of shares that may be granted under the 1994 Plan is 2,000,000. Of that amount, 871,150 and 1,481,950 shares were available for grant at year-end 1995 and 1994, respectively.

ORGANIZATION

  Cincinnati Milacron Inc. is a worldwide manufacturer of plastics machinery, machine tools and industrial products for metalworking. The company has operations in the United States and in other countries, which are located principally in Western Europe.

  The plastics machinery segment includes the production of injection molding machines, systems for extrusion and blow molding and various other specialty equipment. The market is driven by the consumer economy and the automotive industries. The machine tools segment serves a broad range of markets, including the automotive industry, job shops and the aerospace industry. The industrial products segment serves a variety of metalworking industries, including the automotive industry. It produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets. The markets for all three business segments are highly competitive and can be cyclical in nature.

  Financial data for the past three years for the company's business segments are shown in the following tables. Increases in the amounts for the plastics machinery segment are partially attributable to the acquisition of Ferromatik on November 8, 1993, while the 1995 increases for industrial products are partially attributable to the acquisitions of Widia on February 1, 1995 and Talbot on July 20, 1995.

SALES BY SEGMENT

(In millions)                              1995         1994         1993
                                       --------     --------     --------

Plastics machinery . . . . . . . . .   $  570.1     $  503.8     $  357.2
Machine tools. . . . . . . . . . . .      409.0        338.5        355.0
Industrial products. . . . . . . . .      670.2        354.8        317.2
                                       --------     --------     --------
                                       $1,649.3     $1,197.1     $1,029.4
                                       ========     ========     ========



OPERATING INFORMATION BY SEGMENT

(In millions)                              1995         1994         1993
                                       --------     --------     --------

Operating earnings (loss) (a)
  Plastics machinery . . . . . . . .   $   54.3     $   45.9     $   29.2
  Machine tools. . . . . . . . . . .        7.7          6.8          7.9
  Industrial products. . . . . . . .       62.1         36.3         29.0
  Disposition of businesses (b). . .       71.0          -          (22.8)
  Integration and
    consolidation charges (c). . . .       (9.8)         -          (47.1)
  Corporate expenses . . . . . . . .      (15.7)       (18.0)       (15.8)
  Other unallocated expenses (d) . .      (10.5)        (6.8)        (4.2)
                                       --------     --------     --------
  Operating earnings (loss). . . . .      159.1         64.2        (23.8)
  Interest expense-net . . . . . . .      (24.8)       (15.3)       (13.4)
                                       --------     --------     --------
  Earnings (loss) before income
    taxes, extraordinary item and
    cumulative effect of changes
    in methods of accounting . . . .   $  134.3     $   48.9     $  (37.2)
                                       ========     ========     ========

Identifiable assets
  Plastics machinery . . . . . . . .   $  342.9     $  295.0     $  289.0
  Machine tools. . . . . . . . . . .      238.1        270.8        243.1
  Industrial products. . . . . . . .      478.6        195.0        174.4
  Unallocated corporate
    assets (e) . . . . . . . . . . .      137.5         26.8         23.1
                                       --------     --------     --------
  Total assets . . . . . . . . . . .   $1,197.1     $  787.6     $  729.6
                                       ========     ========     ========

Capital expenditures
  Plastics machinery . . . . . . . .    $  16.6     $   13.8     $    4.2
  Machine tools. . . . . . . . . . .        8.6         11.6          8.8
  Industrial products. . . . . . . .       27.1         17.6         10.4
                                       --------     --------     --------
  Total capital expenditures . . . .   $   52.3     $   43.0     $   23.4
                                       ========     ========     ========

Depreciation and amortization
  Plastics machinery . . . . . . . .   $   11.8     $    9.2     $    6.2
  Machine tools. . . . . . . . . . .        7.4          7.2          9.4
  Industrial products. . . . . . . .       24.4         12.2         10.5
                                       --------     --------     --------
  Total depreciation and
  amortization . . . . . . . . . . .   $   43.6     $   28.6     $   26.1
                                       ========     ========     ========



(a) In 1995, the companys method of allocating corporate costs to its business segments was refined to exclude costs for certain services not directly assignable to the segments. This change results in additional costs being classified as corporate expenses. Amounts for 1994 and 1993 have been restated to conform to the 1995 presentation.

(b) In 1995, $66.0 million relates to the machine tools segment and $5.0 million relates to the industrial products segment. The 1993 amount relates to the plastics machinery segment.

(c) The 1995 amount relates to the industrial products segment and the 1993 amount relates to the machine tools segment.

(d) Includes financing costs related to the sale of accounts receivable and minority shareholders interests in earnings of subsidiaries.

(e) Includes cash and cash equivalents and the assets of the companys insurance and utility subsidiaries.


  The following table summarizes the company's U.S. and non-U.S.
operations.

  Sales of U.S. operations include export sales of $166.9 million in 1995, $142.0 million in 1994, and $118.7 million in 1993.


  Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $784.2 million, $417.6 million, and $298.4 million in 1995, 1994 and 1993, respectively.

U.S. AND NON-U.S. OPERATIONS

(In millions)                                     1995        1994        1993
                                                ------      ------      ------
U.S. operations
  Sales. . . . . . . . . . . . . . . . . . .    $938.3      $873.9      $831.9
  Operating earnings  (a). . . . . . . . . .      71.8        67.9        58.1
  Disposition of businesses. . . . . . . . .      62.1         -         (22.8)
  Integration and
  consolidation charges. . . . . . . . . . .      (2.9)        -         (47.1)
  Identifiable assets. . . . . . . . . . . .     507.5       471.4       420.6
  Capital expenditures . . . . . . . . . . .      31.4        33.2        21.3
  Depreciation  and amortization . . . . . .      21.6        19.2        19.1

Non-U.S. operations
  Sales. . . . . . . . . . . . . . . . . . .     711.0       323.2       197.5
  Operating earnings  (a). . . . . . . . . .      52.3        21.1         8.0
  Disposition of businesses. . . . . . . . .       8.9         -           -
  Integration charge . . . . . . . . . . . .      (6.9)        -           -
  Identifiable assets. . . . . . . . . . . .     552.1       289.4       285.9
  Capital expenditures . . . . . . . . . . .      20.9         9.8         2.1
  Depreciation  and amortization . . . . . .      22.0         9.4         7.0
------------------------------------------------------------------------------

(a) In 1995, the company's method of allocating corporate costs to its U.S. operations was refined to exclude certain costs not directly assignable to U.S. operations. This change results in additional costs being classified as corporate expenses. Amounts for 1994 and 1993 have been restated to conform to the 1995 presentation. In addition, 1994 amounts have been restated to exclude the effects of the forgiveness of certain intercompany obligations.

SUBSEQUENT EVENTS

  In January, 1996, the company executed an agreement to purchase the assets of The Fairchild Corporation's D-M-E business for approximately $245 million. With annual sales of approximately $175 million, D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The acquisition, which will be accounted for under the purchase method, was financed initially through the execution of promissory notes to the seller of $183 million and cash of $62 million. One promissory note of $12 million was subsequently paid. The other notes mature on January 26, 1997, but are subject to prepayment at the option of either the buyer or the seller at any time after July 26, 1996.

  In January, 1996, to finance the acquisition of D-M-E, the company amended its revolving credit facility to increase the amount of credit available from $150 million to $300 million and extend the term to January, 2000. The facility requires a facility fee of 1/4 % per annum on the total $300 million revolving loan commitment. The amended facility continues to impose restrictions on total indebtedness in relation to total capital.
The company anticipates that it will be able to continue to comply with these restrictions throughout the extended term of the facility. Longer term financing will be completed at a later date and may include the issuance of some form of equity.







REPORT OF INDEPENDENT AUDITORS




Board of Directors
Cincinnati Milacron Inc.





We have audited the accompanying Consolidated Balance Sheet of Cincinnati Milacron Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related Consolidated Statements of Earnings, Changes in Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Milacron Inc. and subsidiaries at December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Note to Consolidated Financial Statements, Cumulative Effect of Changes in Methods of Accounting, in 1993 the company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.



                                                /s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 23, 1996



SUPPLEMENTARY FINANCIAL INFORMATION

OPERATING RESULTS BY QUARTER (UNAUDITED)


(In millions, except per-share amounts)

                                                1995 (a)
                              ------------------------------------------
                               Qtr 1       Qtr 2       Qtr 3       Qtr 4
                              ------------------------------------------
Sales. . . . . . . . . . . .  $331.4      $413.5      $486.5      $417.9
Manufacturing margins. . . .    81.2       103.5       121.7       104.6
  Percent of sales . . . . .    24.5%       25.0%       25.0%       25.0%
Net earnings . . . . . . . .    13.0 (b)     8.4 (c)    16.0        68.2(d)
Per common share . . . . . .     .38         .24         .46        1.96


                                                1994 (a)
                              ------------------------------------------
Sales. . . . . . . . . . . .  $245.5      $269.3      $361.2      $321.1
Manufacturing margins. . . .    58.9        65.4        89.8        78.2
  Percent of sales . . . . .    24.0%       24.3%       24.9%       24.4%
Net earnings . . . . . . . .     5.0         7.9        11.9        12.9
Per common share . . . . . .     .14         .23         .35         .38



(a) The fiscal year consists of thirteen four-week periods. The first, second and fourth quarters consist of twelve weeks each, and the third quarter, sixteen weeks.

(b) Includes a gain of $5.0 million ($4.0 million after tax, or $.12 per share) on the sale of the company's American Mine Tool business.

(c) Includes a charge of $9.8 million ($7.8 million after tax, or $.23 per share) for the integration of certain Widia and Valenite operations.

(d) Includes a gain of $66.0 million ($52.4 million after tax, or $1.51 per share) on the sale of the companys Electronic Systems Division.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


 PART III
                                   --------

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated herein by reference to the "Election of Directors" section of the company's proxy statement dated March 22, 1996 and (ii) included in Part I on pages 20 through 21 of this Form 10-K.



Item 11.   EXECUTIVE COMPENSATION

The "Components of Compensation" section of the company's proxy statement dated March 22, 1996 is incorporated herein by reference.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The "Principal Holders of Voting Securities" section of the company's proxy statement dated March 22, 1996 is incorporated herein by reference.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The paragraph captioned "Stock Loan Programs" of the company's proxy statement dated March 22, 1996 is incorporated herein by reference.


                                         PART IV
                                         -------

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Item 14(a)(1)&(2)-- LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                    SCHEDULES

The following consolidated financial statements of Cincinnati Milacron Inc. and subsidiaries are included in Item 8:

                                                                  Page No.
                                                                  --------
Consolidated Statement of Earnings- 1995,
  1994 and 1993                                                      34
Consolidated Balance Sheet- 1995 and 1994                            35
Consolidated Statement of Changes in
  Shareholders' Equity- 1995, 1994 and 1993                          36
Consolidated Statement of Cash Flows-
  1995, 1994 and 1993                                                37
Notes to Consolidated Financial Statements                           38
Report of Independent Auditors                                       50
Supplementary Financial Information                                  51


The following consolidated financial statement schedule of Cincinnati Milacron Inc. and subsidiaries is included in Item 14(d) for the years ended 1995, 1994 and 1993:


                                                                  Page No.
                                                                  --------
Schedule II- Valuation and Qualifying Accounts
  and Reserves                                                       64


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

        3.4 By-laws, as amended
            - Incorporated herein by reference to the company's
              Registration Statement on Form S-8 (Registration No. 33-
              33623)


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

        4.2 8-3/8% Notes due 2004
            - Incorporated herein by reference to the company's Form S-4 dated July 7, 1994 (File No. 33-53009)

        4.3 7-7/8% Notes due 2000
            - Incorporated by reference to the company's Form
              S-4 dated July 21, 1995 (File No. 33-60081)

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

        10.6  Cincinnati Milacron Inc. Supplemental Pension Plan
              - Incorporated herein by reference to the company's Form 10-K
                for the       fiscal year December 31, 1988.

        10.7  Cincinnati Milacron Inc. Supplemental Retirement Plan #2
              - Incorporated herein by reference to the company's Form 10-K
                for the       fiscal year ended December 31, 1988.

        10.8  Cincinnati Milacron Retirement Savings Plan
              - Incorporated herein by reference to the company's
                Registration Statement on Form S-8 (Registration No.-
                33623).

        10.9 Cincinnati Milacron Inc. Plan for the Deferral of Directors' Compensation
              - Incorporated herein by reference to the company's Proxy
                Statement dated March 22, 1991.

        10.10 Underwriting Agreement between Cincinnati Milacron Inc. and theFirst Boston Corporation
              - Incorporated herein by reference to the company's
                Registration Statement on Form S-3 (Registration No.-
                35097).

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

        10.16 Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.
              - Incorporated herein by reference to the company's Form 8-K dated February 1, 1995.

        10.17 Stock Purchase Agreement between Fried Krupp AG Hoesch-Krupp and Cincinnati Milacron Kunstoffmaschinen Europa GmbH and Cincinnati Milacron B.V.
              - Incorporated herein by reference to the company's Form 8-K dated February 1, 1995.

        10.18 Amendment Number One, dated as of May 31, 1995 to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994, among Cincinnati Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers Trust Company, as agent.
              - Incorporated herein by reference to the
                company's Form 8-K dated May 31, 1995.

        10.19 U.S. Asset Purchase Agreement dated as of
              December 15, 1995 between Cincinnati Milacron
              Inc. and TRINOVA Corporation.
              - Incorporated herein by reference to the
                company's Form 8-K dated December 30, 1995.

        10.20 U.K. Asset Purchase Agreement dated as of December 15, 1995, between Cincinnati Milacron U.K. Limited and TRINOVA Limited.
              - Incorporated herein by reference to the
                company's Form 8-K dated December 30, 1995.

        10.21 Amendment Number Two, dated as of January 23, 1996 to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc, Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers Trust Company, as agent.

              -  Filed herewith.

  (11)  Statement Regarding Computation of Per-Share Earnings

  (12)  Statement Regarding Computation of Ratios - not applicable

  (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - not applicable

  (16)  Letter re Change in Certifying Accountant - not applicable

  (18)  Letter Regarding Change in Accounting Principles - not applicable

  (21)  Subsidiaries of the Registrant

  (22)  Published Report Regarding Matters Submitted to Vote of  Security
        Holders
        - Incorporated by reference to the company's Proxy Statement dated March 22, 1996.

  (23)  Consent of Independent Auditors

  (24)  Power of Attorney - not applicable

  (27)  Financial Data Schedule

  (28) Information from Reports Furnished to State Insurance Regulatory Authorities - not applicable

  (99)  Additional Exhibits - not applicable

Item 14(b)-- REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1995.

    Item 14(c)&(d)-- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    The responses to these portions of Item 14 are submitted as a separate section of this report.


SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CINCINNATI MILACRON INC.


                                 BY:  /s/ Daniel J. Meyer
                                 ------------------------
                                 Daniel J. Meyer; Chairman
                                 and Chief Executive
                                 Officer, Director
                                 (Chief Executive Officer)


                                 BY:  /s/ Raymond E. Ross
                                 ------------------------
                                 Raymond E. Ross;
                                 President and Chief
                                 Operating Officer,
                                 Director
                                 (Chief Operating Officer)


                                 BY:  /s/ Ronald D. Brown
                                 ------------------------
                                 Ronald D. Brown; Vice
                                 President- Finance
                                 (Chief Financial Officer)


                                 BY:  /s/ Robert P. Lienesch
                                 ---------------------------
                                 Robert P. Lienesch;
                                 Controller
                                 (Chief Accounting Officer)


Date:  March 13, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Neil A. Armstrong               /s/ Darryl F. Allen
---------------------               -------------------------
Neil A. Armstrong;                  Darryl F. Allen;
March 13, 1996                      March 13, 1996
(Director)                          (Director)


/s/ Harry A. Hammerly
---------------------
Harry A. Hammerly;
March 13, 1996
(Director)


Item 14(c) and (d)-- INDEX TO CERTAIN EXHIBITS AND FINANCIAL STATEMENT
                     SCHEDULES


                                                                  Page No.

Exhibit 11  Computation of Per-Share Earnings                        59

Exhibit 21  Subsidiaries of the Registrant                           60

Exhibit 23  Consent of Independent Auditors                          62

Exhibit 27  Financial Data Schedule                                  63

Schedule II Valuation and Qualifying Accounts and Reserves           64




                                   CINCINNATI MILACRON INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                      Years Ended 1995, 1994 and 1993

                                                        (In Thousands)

COL. A                             COL. B        COL.C           COL. D          COL. E           Additions
-----------------------------------------------------------------------------------------------------------
                                   Balance at    Charged to                                       Balance
                                   Beginning     Costs and        Other          Deductions       at End
Description                        of Period     Expenses        -Describe       -Describe        of Period
-----------------------------------------------------------------------------------------------------------
YEAR ENDED 1995

  Allowances for
    doubtful accounts              $ 8,718       $ 4,963         $   781 (b)     $ 7,382 (a)      $12,935
                                                                   5,855 (c)
  Restructuring and
    integration and
    consolidation charge
    reserves                       $ 6,164       $ 7,006         $    45 (b)     $11,762 (a)      $18,336
                                                                  16,883 (c)

  Allowances for inventory
    obsolescence                   $38,567       $18,402         $ 2,028 (b)     $18,147 (a)      $53,458
                                                                  13,058 (c)         450 (d)

YEAR ENDED 1994

  Allowances for
    doubtful accounts              $ 7,884       $ 4,944         $   207 (b)     $ 4,317 (a)      $ 8,718

  Restructuring and
    consolidation, closing
    and relocation and
    special charge reserves        $58,265       $  (726)        $   443 (b)     $54,478 (a)      $ 6,164
                                                                   2,660 (e)

  Allowances for inventory
    obsolescence                   $33,764       $10,066         $ 1,507 (b)     $10,334 (a)      $38,567
                                                                   3,564 (e)

YEAR ENDED 1993

  Allowances for
    doubtful accounts              $ 5,913       $ 4,535         $ 3,205 (c)     $ 4,781 (a)      $ 7,884
                                                                                     988 (b)
  Restructuring and
    consolidation, closing
    and relocation and
    special charge reserves        $10,568       $40,200         $52,749 (c)     $45,252 (a)      $58,265 (f)

  Allowances for inventory
    obsolescence                   $17,312       $ 9,639         $18,708 (c)     $11,534 (a)      $33,764
                                                                                     361 (b)



(a) Represents amounts charged against the reserves during the year.
(b) Represents foreign currency translation adjustments during the year and in 1993 includes reserves of subsidiaries sold during the year.
(c) Consists of reserves of subsidiaries purchased during the year.
(d) Consists of reserves of businesses sold during the year.
(e) Finalization of purchase price allocation for Ferromatik which was purchased in November, 1993.
(f) Includes $1,500 in long-term accrued liabilities.