Form 10-Q
period 1996-03-23
CINCINNATI MILACRON INC /DE/
filed 1996-05-07
CIK 716823

========================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 ___________


                                  FORM 10-Q





[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

      For the quarter ended March 23, 1996

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

                           Yes [x]     No [ ]



Number of shares of Common Stock, $1.00 par value, outstanding as
  of April 30, 1996:   34,290,664

===========================================================================



                 CINCINNATI MILACRON INC. AND SUBSIDIARIES
                                    INDEX



                                                                   PAGE NO.

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


           Consolidated Condensed Balance Sheet                           3


           Consolidated Condensed Statement of Earnings                   4


           Consolidated Condensed Statement of Cash Flows                 5


           Notes to Consolidated Condensed Financial
             Statements                                                   6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13


                   PART II.  OTHER INFORMATION


Item 6.  (a) Exhibits                                                    18


         (b) Reports on Form 8-K                                         18


         Signatures                                                      19


         Index to Exhibits                                               20



                       PART I.  FINANCIAL INFORMATION
                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                       (IN MILLIONS)

                                                       MAR. 23,        DEC.
30,
                                                         1996
1995
                                                       -------
- -------
ASSETS
Current assets
  Cash and cash equivalents. . . . . . . . . . . . .  $   74.3        $
133.1
  Notes and accounts receivable, less allowances
    of $14.2 in 1996 and $12.9 in 1995 . . . . . . .     239.9
242.8
  Inventories
    Raw materials. . . . . . . . . . . . . . . . . .      28.6
34.7
    Work-in-process and finished parts . . . . . . .     213.1
188.2
    Finished products. . . . . . . . . . . . . . . .     143.9
128.8
                                                      --------
- --------
      Total inventories. . . . . . . . . . . . . . .     385.6
351.7
  Other current assets . . . . . . . . . . . . . . .      55.8
54.7
                                                      --------
- --------
    Total current assets . . . . . . . . . . . . . .     755.6
782.3
                                                      --------
- --------
Property, plant and equipment. . . . . . . . . . . .     550.1
527.0
  Less accumulated depreciation. . . . . . . . . . .     253.5
261.5
                                                      --------
- --------
    Property, plant and equipment - net. . . . . . .     296.6
265.5
Goodwill . . . . . . . . . . . . . . . . . . . . . .     248.6
73.6
Other noncurrent assets. . . . . . . . . . . . . . .      79.7
75.7
                                                      --------
- --------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $1,380.5
$1,197.1
                                                      ========
========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt. . . . . . . . . . . .  $   28.3        $
23.6
  Trade accounts payable . . . . . . . . . . . . . .     114.0
109.9
  Advance billings and deposits. . . . . . . . . . .      36.8
42.7
  Accrued and other current liabilities. . . . . . .     207.6
213.4
                                                      --------
- --------
    Total current liabilities. . . . . . . . . . . .     386.7
389.6
Long-term accrued liabilities. . . . . . . . . . . .     214.2
204.6
Long-term debt . . . . . . . . . . . . . . . . . . .     500.2
332.2
                                                      --------
- --------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . .   1,101.1
926.4
                                                      --------
- --------

Commitments and contingencies. . . . . . . . . . . .        -
- -

SHAREHOLDERS' EQUITY
  Preferred shares . . . . . . . . . . . . . . . . .       6.0
6.0
  Common shares (outstanding: 34.3 in 1996
    and 34.3 in 1995). . . . . . . . . . . . . . . .     301.1
300.3
  Accumulated deficit. . . . . . . . . . . . . . . .     (23.4)
(32.8)
  Cumulative foreign currency translation
    adjustments. . . . . . . . . . . . . . . . . . .      (4.3)
(2.8)
                                                      --------
- --------
      TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . .     279.4
270.7
                                                      --------
- --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . .  $1,380.5
$1,197.1
                                                      ========
========
See notes to consolidated condensed financial statements.



                    CINCINNATI MILACRON INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                    (IN MILLIONS, EXCEPT
SHARE
                                                       AND PER-SHARE
AMOUNTS)

                                                          12 WEEKS ENDED


- -------------------------
                                                     MARCH 23,        MARCH
25,
                                                       1996
1995
                                                     --------
- --------

Sales. . . . . . . . . . . . . . . . . . . . . . . .   $353.4
$331.4
Cost of products sold. . . . . . . . . . . . . . . .    262.9
250.2
                                                       ------
- ------
  Manufacturing margins. . . . . . . . . . . . . . .     90.5
81.2
                                                       ------
- ------
Other costs and expenses
  Selling and administrative . . . . . . . . . . . .     66.2
62.0
  Gain on sale of business . . . . . . . . . . . . .       -
(5.0)
  Minority shareholders' interests . . . . . . . . .       .1
 .1
  Other - net. . . . . . . . . . . . . . . . . . . .      1.3
2.9
                                                       ------
- ------
    Total other costs and expenses . . . . . . . . .     67.6
60.0
                                                       ------
- ------

Operating earnings . . . . . . . . . . . . . . . . .     22.9
21.2

Interest
  Income . . . . . . . . . . . . . . . . . . . . . .      1.1
 .5
  Expense. . . . . . . . . . . . . . . . . . . . . .     (8.3)
(5.1)
                                                       ------
- ------
    Interest - net . . . . . . . . . . . . . . . . .     (7.2)
(4.6)
                                                       ------
- ------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . .     15.7
16.6

Provision for income taxes . . . . . . . . . . . . .      3.1
3.6
                                                       ------
- ------

NET EARNINGS . . . . . . . . . . . . . . . . . . . .   $ 12.6           $
13.0
                                                       ======
======

EARNINGS PER COMMON SHARE. . . . . . . . . . . . . .   $  .36           $
 .38
                                                       ======
======

Dividends per common share . . . . . . . . . . . . .   $  .09           $
 .09

Weighted average number of shares and common share
  equivalents outstanding (in thousands) . . . . . .   34,842
34,136



See notes to consolidated condensed financial statements.



                    CINCINNATI MILACRON INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          (IN MILLIONS)

                                                         12 WEEKS ENDED
                                                     ------------------------
                                                     MARCH 23,       MARCH 25,
                                                       1996            1995
                                                     --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings . . . . . . . . . . . . . . . . . . .   $ 12.6          $ 13.0
  Operating activities providing (using) cash
    Depreciation and amortization. . . . . . . . . .      9.6             7.3
    Gain on disposition of subsidiary. . . . . . . .       -             (5.0)
    Deferred income taxes. . . . . . . . . . . . . .      (.5)             -
    Working capital changes
      Notes and accounts receivable. . . . . . . . .     26.4             1.7
      Inventories. . . . . . . . . . . . . . . . . .     (8.6)          (13.0)
      Other current assets . . . . . . . . . . . . .       .6            (5.3)
      Trade accounts payable and
        other current liabilities. . . . . . . . . .    (23.1)           21.4
    Increase in other noncurrent assets. . . . . . .     (1.2)            (.6)
    Increase in long-term accrued liabilities. . . .      6.1             1.1
    Other - net. . . . . . . . . . . . . . . . . . .     (1.2)             .1
                                                       -------         ------
      Net cash provided by
        operating activities . . . . . . . . . . . .     20.7            20.7
                                                       ------          ------

INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures . . . . . . . . . . . . . . .     (8.0)           (8.9)
  Net disposals of property, plant and equipment . .       .5              .3
  Acquisitions . . . . . . . . . . . . . . . . . . .    (73.2)          (79.2)
  Cash received on disposition of subsidiaries . . .       -             15.0
                                                       ------          ------
    Net cash used by investing activities. . . . . .    (80.7)          (72.8)
                                                       ------          ------

FINANCING ACTIVITIES CASH FLOWS
  Dividends paid . . . . . . . . . . . . . . . . . .     (3.1)           (3.1)
  Issuance of long-term debt . . . . . . . . . . . .       -             82.2
  Repayments of long-term debt . . . . . . . . . . .     ( .2)           (8.6)
  Increase (decrease) in amounts payable to banks. .      3.8           (25.7)
  Net issuance of common shares. . . . . . . . . . .       .7              .7
                                                       ------          ------
    Net cash provided by financing activities. . . .      1.2            45.5
                                                       ------          ------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .    (58.8)           (6.6)

Cash and cash equivalents at beginning of period . .    133.1            21.5
                                                       ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .   $ 74.3          $ 14.9
                                                       ======          ======



See notes to consolidated condensed financial statements.


                    CINCINNATI MILACRON INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION
- ---------------------
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except as discussed below in the note captioned "Disposition of Business," necessary to present fairly the company's financial position, results of operations and cash flows.

The Consolidated Condensed Balance Sheet at December 30, 1995, has been derived from the audited consolidated financial statements at that date.

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 30, 1995.

ACQUISITIONS
- ------------


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

On January 26, 1996, the company completed the acquisition of The Fairchild Corporation's D-M-E business (D-M-E) for approximately $245 million. With annual sales of approximately $170 million, D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The company financed the acquisition through the execution of promissory notes to the seller in the amount of $183 million and cash on hand of $62 million. One of the promissory notes in the amount of $12 million was subsequently repaid.

All of the acquisitions discussed above are being accounted for under the purchase method. The company's investments in Widia, Talbot and D-M-E, including professional fees and other costs related to the acquisitions, is expected to total $250.4 million in 1996 and was $111.8 million in 1995. The allocation of the acquisition cost amounts to the assets acquired and the liabilities assumed is presented in the table that follows. The 1996 amounts for D-M-E shown therein are estimates and are subject to revision once appraisals, actuarial reviews and other studies of fair value are completed. Goodwill related to the acquisitions is being amortized over forty years.


                                                          (In millions)

                                                        1996          1995
                                                     ----------    ----------

  Cash and cash equivalents. . . . . . . . . . . . .   $  1.3       $  3.1
  Accounts receivable. . . . . . . . . . . . . . . .     25.5         51.7
  Inventories. . . . . . . . . . . . . . . . . . . .     29.6         69.3
  Other current assets . . . . . . . . . . . . . . .      1.2          1.3
  Property, plant and equipment - net. . . . . . . .     34.6         61.1
  Goodwill . . . . . . . . . . . . . . . . . . . . .    174.0         51.4
  Other noncurrent assets. . . . . . . . . . . . . .      7.6         14.3
                                                       ------       ------
    Total assets . . . . . . . . . . . . . . . . . .    273.8        252.2

  Amounts payable to banks and current
    portion of long-term debt. . . . . . . . . . . .       -          (9.3)
  Other current liabilities. . . . . . . . . . . . .    (18.4)       (71.2)
  Long-term accrued liabilities. . . . . . . . . . .     (5.0)       (50.5)
  Long-term debt . . . . . . . . . . . . . . . . . .       -          (9.4)
                                                       ------       ------
    Total liabilities. . . . . . . . . . . . . . . .    (23.4)      (140.4)
                                                       ------       ------
  Total acquisition costs. . . . . . . . . . . . . .   $250.4       $111.8
                                                       ======       ======



In the 1995 allocation, other current liabilities includes a reserve of $16.9 million for the further restructuring of Widia and its integration with Valenite. Certain of Widia's worldwide operations, including its principal plant in Essen, Germany, had been restructured by the seller during 1993 and 1994. Prior to the acquisition, the company's management began to develop a plan for the integration of certain operations of Widia and Valenite and for additional restructuring actions to further improve Widia's profitability. In May, 1995, the company's management formally approved this integration plan at an expected total cost of $17.1 million. The portion directly related to Valenite was recorded as a $9.8 million pretax charge to earnings in the second quarter of 1995.

Immediately following the approval of the original plan, the management of Widia began to develop a plan to further reduce personnel levels at its plant and corporate headquarters in Essen. This revision of the original plan was formally approved by the managements of the company and Widia in December, 1995. As a result, the total cost of the integration plan is now expected to be $28.1 million. As it relates to Widia, the revised plan involves the closure of one manufacturing plant, the reduction of employment levels at the Essen plant and headquarters, and the consolidation of numerous sales, customer service and warehouse operations in Europe and Asia at a total cost of $18.3 million, including write downs of certain assets to net realizable value totaling $1.4 million. The $16.9 million reserve that is included in other current liabilities includes $14.6 million for severance and other termination benefits related to the expected elimination of approximately 290 production, sales and administrative personnel and $2.3 million for facility exit costs.

At March 23, 1996 and December 30, 1995, the balance of the $16.9 million reserve was $13.5 million and $13.7 million, respectively, including approximately $12.0 million for severance and other termination benefits that are expected to be paid to approximately 180 employees later in 1996. Charges against the reserve for the 12 weeks ended March 23, 1996 and for the year ended December 30, 1995 totaled $.2 million and $3.2 million, respectively.


Unaudited pro forma sales and earnings information for the 12 weeks ended March 23, 1996 and March 25, 1995, is presented in the following table. The amounts for 1996 assume that the acquisition of D-M-E had taken place at the beginning of 1996, while the amounts for 1995 assume that all three acquisitions had been completed on the first day of that year.

                                                     (In millions, except
                                                      per-share amounts)
                                                        12 Weeks Ended
                                                    ----------------------
                                                    Mar. 23,       Mar. 25,
                                                      1996           1995
                                                    -------        -------


Sales. . . . . . . . . . . . . . . . . . . . . .    $ 365.9        $ 406.5
                                                    =======        =======

Net earnings . . . . . . . . . . . . . . . . . .    $  13.6        $  14.7 (a)
                                                    =======        =======

Per common share . . . . . . . . . . . . . . . .    $   .39        $   .43 (a)
                                                    =======        =======


(a) Includes a gain of $4.0 million, or $.12 per share, from the sale of AMT (see Disposition of Business).


INTEGRATION CHARGE
- ------------------

In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, and later revised in December, 1995, which also involves the integration of certain Widia operations with Valenite. The total cost of the plan will be $28.1 million (approximately $21.0 million in cash). That portion of the overall plan that relates directly to Widia has been recorded through purchase accounting adjustments totaling $18.3 million. As it relates to Valenite, the plan involves the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge included reserves for the cash costs of the integration of $7.0 million, including $5.8 million for severance and other termination benefits related to approximately eighty production and sales personnel and $1.2 million for facility exit costs. The charge also included $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs for the 12 weeks ended March 23, 1996 and for the year ended December 30, 1995 totaled $1.8 million and $4.6 million, respectively. The total cash cost of the $28.1 million plan will be approximately $21.0 million and is being funded by operations and bank borrowings. As a result of the actions that are included in the integration plan, the company expects to achieve annual cost reductions of approximately $19 million, a portion of which was realized in 1995. A majority of the expected cost reductions will be fully realized in 1996.


DISPOSITION OF BUSINESS
- -----------------------

In January, 1995, the company completed the sale of its American Mine Tool
(AMT) business for $15.0 million resulting in a gain of $5.0 million ($4.0 million after tax, or $.12 per share). The sale did not have a significant effect on subsequent sales or earnings.


INCOME TAXES
- ------------

In 1996, the provision for income taxes includes U.S. federal and state and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The company entered 1996 with non-U.S net operating loss carryforwards totaling approximately $144 million, the deferred income tax assets related to which were substantially fully reserved at year-end 1995. The company reviews the valuation of its deferred tax assets on an ongoing basis and expects to conclude by year-end 1996 that it is more likely than not that a portion of these assets will be realized in the future. Consequently, the expected effective tax rate for 1996 provides for the reversal of U.S. and certain non-U.S. valuation allowances. This factor, combined with the expected realization of net operating loss carryforwards in certain non-U.S. jurisdictions during 1996 results in a consolidated effective tax rate that is less than the U.S. statutory rate.

In 1995, the provision for income taxes consisted principally of U.S. state and local and non-U.S. income taxes in various jurisdictions. The company entered 1995 with U.S. net operating loss carryforwards of $38 million and had additional net operating loss carryforwards of approximately $86 million in certain non-U.S. jurisdictions. As a result of the realization of certain fully reserved deferred tax assets, particularly those related to the aforementioned net operating loss carryforwards, the 1995 provisions for U.S. federal and non-U.S. income taxes were less than the applicable statutory rates.


RECEIVABLES
- -----------

In January, 1996, the company entered into a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75 million of undivided interests in accounts receivable through January, 1999. This agreement replaced a similar agreement that expired in January, 1996. At March 23, 1996 and December 30, 1995, the undivided interest in the company's gross accounts receivable that had been sold to the respective purchasers aggregated $64.0 million and $69.0 million. Increases and decreases in the amount sold are reported as operating cash flow in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.


LIABILITIES
- -----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.
                                                           (In millions)
                                                        Mar. 23,     Dec. 30,
                                                          1996         1995
                                                        -------      -------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation . . . . . . . . . . . . . . .     $ 43.6       $ 37.8
  Restructuring and integration reserves . . . . . .       16.7         18.3
  Accrued and deferred income taxes. . . . . . . . .       23.1         33.5
  Other accrued expenses . . . . . . . . . . . . . .      124.2        123.8
                                                         ------       ------
                                                         $207.6       $213.4
                                                         ======       ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation . . . . . .     $ 65.8       $ 65.3
  Accrued postretirement health
    care benefits. . . . . . . . . . . . . . . . . .       47.4         43.0
  Accrued and deferred income taxes. . . . . . . . .       38.1         52.8
  Minority shareholders' interests . . . . . . . . .        8.9          8.7
  Other. . . . . . . . . . . . . . . . . . . . . . .       54.0         34.8
                                                         ------       ------
                                                         $214.2       $204.6
                                                         ======       ======

LONG-TERM DEBT
- ---------------

Long-term debt is shown in the following table.
                                                           (In millions)
                                                        Mar. 23      Dec. 30,
                                                          1996        1995
                                                        -------      -------
Long-term debt
  8% Secured Promissory Note due 1997. . . . . . . .     $166.0       $   -
  8% Unsecured Promissory Note due 1997. . . . . . .        5.4           -
  7-7/8% Notes due 2000. . . . . . . . . . . . . . .      100.0        100.0
  8-3/8% Notes due 2004. . . . . . . . . . . . . . .      115.0        115.0
  12% Sinking Fund Debentures due 2010 . . . . . . .       10.8         10.8
  Revolving credit facility. . . . . . . . . . . . .       84.8         87.1
  Other. . . . . . . . . . . . . . . . . . . . . . .       22.1         22.6
                                                         ------       ------
Total long-term debt . . . . . . . . . . . . . . . .      504.1        335.5
Less current maturities. . . . . . . . . . . . . . .      ( 3.9)        (3.3)
                                                         ------       ------
                                                         $500.2       $332.2
                                                         ======       ======


In January, 1996, in connection with the D-M-E acquisition, three promissory notes were issued to the seller totaling $183 million. One promissory note for $12 million was subsequently paid. The other notes mature on January 26, 1997, but are subject to prepayment at the option of either the buyer or the seller at any time after July 26, 1996. One of the promissory notes is secured by a letter of credit under the company's revolving credit facility. The promissory notes are included in long-term debt because of the expectation that they will be refinanced through the issuance of additional common shares (see Shareholders' Equity) and borrowings under the company's committed revolving credit facility. The company expects that any such borrowings, including additional amounts that will be required if the common share offering is not completed, will remain outstanding for more than one year.


In 1995, the company completed a public offering involving the placement of $100 million of 7-7/8% Notes due 2000. The proceeds were used to repay outstanding indebtedness.

The 12% Sinking Fund Debentures due 2010 (Debentures) have annual sinking fund requirements commencing in 1996. The company is required to redeem at par $5 million of the Debentures to meet the annual sinking fund requirement commencing in July, 1996 and the company, at its option, may increase such payment to total $10 million. Such requirement may be satisfied with Debentures redeemed by the company in prior years or the company may elect to redeem up to $10 million of Debentures in July, 1996 with cash which may be drawn down under the company's committed revolving credit facility as a long term borrowing.

At March 23, 1996 and December 30, 1995, borrowings under the company's revolving credit facility totaling $84.8 million and $87.1 million, respectively, are included in long-term debt based on the expectation that such amounts will remain outstanding for more than one year.

LINES OF CREDIT
- ---------------

In January, 1996, to finance the acquisition of D-M-E, the company amended its committed revolving credit facility to increase the amount of credit available thereunder from $150 million to $300 million and extend the term to January, 2000. The facility requires a facility fee of 1/4% per annum on the total $300 million revolving loan commitment and continues to impose restrictions on total indebtedness in relation to total capital. The company anticipates that it will be able to continue to comply with these restrictions throughout the extended term of the facility.

At March 23, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $500 million, including the $300 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $26 million at March 23, 1996.


SHAREHOLDERS' EQUITY
- --------------------

On March 15, 1996, the company filed a registration statement with the Securities and Exchange Commission for the issuance of 5.5 million additional common shares, plus 825,000 additional shares to cover over-allotments. The offering is expected to be completed during the second quarter of 1996.


CONTINGENCIES
- -------------

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


ORGANIZATION
- ------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the twelve weeks ended March 23, 1996 and March 25, 1995 is presented below.

                                                          (In millions)
                                                          12 Weeks Ended
                                                       --------------------
                                                       Mar. 23,     Mar. 25,
                                                         1996         1995
                                                       -------      -------
Sales
  Plastics machinery . . . . . . . . . . . . . . . .    $122.8       $126.2
  Machine tools. . . . . . . . . . . . . . . . . . .      81.1         86.7
  Industrial products. . . . . . . . . . . . . . . .     149.5        118.5
                                                        ------       ------
                                                        $353.4       $331.4
                                                        ======       ======
Operating earnings
  Plastics machinery . . . . . . . . . . . . . . . .    $ 10.7       $ 12.6
  Machine tools. . . . . . . . . . . . . . . . . . .        .9         (2.4)
  Industrial products. . . . . . . . . . . . . . . .      16.6         11.2
  Gain on disposition of business (a). . . . . . . .        -           5.0
  Corporate expenses . . . . . . . . . . . . . . . .      (3.4)        (3.2)
  Other unallocated expenses (b) . . . . . . . . . .      (1.9)        (2.0)
                                                        ------       ------
                                                        $ 22.9       $ 21.2
                                                        ======       ======

New orders
  Plastics machinery . . . . . . . . . . . . . . . .    $120.2       $137.9
  Machine tools. . . . . . . . . . . . . . . . . . .      97.9        105.9
  Industrial products. . . . . . . . . . . . . . . .     152.4        125.2
                                                        ------       ------
                                                        $370.5       $369.0
                                                        ======       ======

Ending backlog (c) . . . . . . . . . . . . . . . . .    $365.3       $399.9
                                                        ======       ======


(a) Represents a gain on the sale of the company's American Mine Tool business, which was part of the industrial products segment.
(b) Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.
(c) In 1995, includes a $9 million reduction in the second quarter to adjust Widia's backlog at the date of acquisition.

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



                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 (UNAUDITED)

RESULTS OF OPERATIONS
- ---------------------

ACQUISITIONS AND DIVESTITURES

Since the beginning of 1995, the company has made three acquisitions and two divestitures which affect the company's results of operations in 1996 compared with the first quarter of 1995.

On January 26, 1996, the company acquired D-M-E, which is included in the company's plastics machinery segment for approximately seven weeks in 1996. This acquisition had the effect of increasing new orders and sales by approximately $25 million in the first quarter of 1996.

On December 30, 1995, the company sold its Electronic Systems Division
(ESD). In the first quarter of 1995, ESD contributed approximately $8 million of new orders and $6 million of sales related to external customers and approximately $3 million of operating earnings. ESD's results were formerly included with the machine tools segment.

On July 20, 1995, the company acquired Talbot Holdings, Ltd., and on February 1, 1995, the company acquired Widia. The timing of these acquisitions caused an increase in new orders and sales in the first quarter of 1996 over the first quarter of 1995 of approximately $30 million.

On January 27, 1995, the company sold its American Mine Tool (AMT) business which was formerly part of the industrial products segment. Its new orders, sales and operating earnings in 1995 were immaterial, but its disposition resulted in a $5.0 million before tax gain ($4.0 million after-tax) in the first quarter of 1995.

PRESENCE OUTSIDE THE U.S.

Because of the company's recent acquisitions, as well as the company's internal growth in non-U.S. markets, approximately half of the company's sales and operating earnings have been generated outside the U.S. Foreign currency exchange rate fluctuations affect the translation of non-U.S. sales and earnings, as well as consolidated shareholders' equity. However, the company's major foreign operations are in European countries which have not experienced significant currency exchange rate fluctuations in recent years. In 1996, the slightly weaker European currencies had the translation effect of decreasing 1996 new orders and sales by approximately $2 million and net earnings by $.4 million. In addition, in the first quarter of 1996 there was a decrease in shareholders' equity due to a $1 million change in the cumulative foreign currency translation adjustment.

NEW ORDERS AND BACKLOG

New orders in the first quarter of 1996 of $371 were substantially the same as the $369 million in the first quarter of 1995. Excluding, however, the effects of the acquisitions and divestitures, new orders declined by approximately $45 million.

Orders for plastics machinery decreased $18 million, or 13%, from $138 million in the first quarter of 1995 as D-M-E's new orders did not fully offset lower orders for U.S.-built injection molding machines. This reduction was caused largely by weakness in the automotive and construction sectors and general economic softness in Europe. Machine tool orders were $98 million in both 1996 and 1995, after excluding ESD's $8 million of 1995 orders. Aerospace business and new orders for highly applied machine tools continued to improve, including two large orders totaling approximately $14 million that will not being shipping until 1997.

Orders for industrial products were $152 million, up from $125 million in 1995; however, excluding acquisition effects, new orders declined by approximately 2%.

U.S. export orders approximated $41 million in the first quarter of 1996 compared with $34 million in the first quarter of 1995. Most of the increase resulted from the D-M-E acquisition.

The company's backlog of unfilled orders increased from $344 million at December 30, 1995, to $365 million at March 23, 1996. Of this $21 million increase, $4 million represents D-M-E's backlog at the date of its acquisition, while $17 million is mostly due to the excess of new orders over sales for machine tools and industrial products in the first quarter of 1996. Compared with the first quarter of 1995, backlog declined by $35 million, mostly due to lower business levels for injection molding machines in the U.S. and Europe.

SALES

Sales in the first quarter of 1996 of $353 million increased by $22 million over the first quarter of 1995. However, excluding the effects of acquisitions and divestitures, sales declined by $25 million, or 8%. The decline was caused principally by reduced sales of U.S.-built injection molding machines. After excluding the effect of the ESD divestiture, machine tool sales were unchanged from last year's first quarter. Industrial products sales increased $31 million over the first quarter of 1995, mostly due to the effect of acquisitions; excluding acquisitions, sales increased 2%.

Export sales increased from $33 million in the first quarter of 1995 to $40 million in the first quarter of 1996, primarily due to the D-M-E acquisition.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin percent of 25.6% for the first quarter of 1996 increased from 24.5% in the first quarter of 1995. The increase was caused primarily by increased machine tool margins, as well as a greater proportion of industrial products sales which have higher margins than the machinery businesses. Margins for plastics machinery were unchanged; the increase associated with including D-M-E's higher margins offset a decline in margins for injection molding machines caused, in large part, by lower volume. Plastics machinery margins were also affected by discounting which is expected to continue in the second quarter of 1996. Machine tool margins increased from the first quarter of 1995 due to increased efficiencies in U.S. operations. Industrial products margins were virtually unchanged from the first quarter of 1995.

Selling and administrative expense in the first quarter of 1996 increased, as expected, with increased sales and the effect of the acquisitions. As a percent to sales, however, selling expense was unchanged compared with the first quarter of 1995. Administrative expense increased, primarily due to the inclusion of D-M-E's administrative expenses.

The 1995 gain on disposition of subsidiary represents the $5 million before tax gain on the sale of AMT.

Interest expense - net increased by $2.6 million in the first quarter of 1996 due primarily to higher debt levels associated with debt incurred to finance the acquisitions.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $15.7 million in the first quarter of 1996 were lower than the $16.6 million in the first quarter of 1995 due to the non-recurring $5.0 million gain on the sale of AMT in the first quarter of 1995. Excluding the AMT gain, 1996 earnings before income taxes increased by $4.1 million over the first quarter of 1995.

INCOME TAXES

The company's provision for income taxes includes U.S. federal and state and local income taxes as well as non-U.S income taxes in certain jurisdictions. In 1995 and 1996, the company had sizeable net operating loss carryforwards in several countries. The utilization of those loss carryforwards, as well as partial reversal of tax valuation allowances in 1996, results in effective tax rates that are lower than the U.S. statutory rate.

NET EARNINGS

Net earnings were $12.6 million, or $.36 per share, in the first quarter of 1996 compared with $13.0 million, or $.38 per share, in the first quarter of 1995. Net earnings for the first quarter of 1995 included the $4.0 million after-tax gain on the AMT sale. Excluding the after-tax effect of the AMT gain, 1996 net earnings increased by $3.6 million, or $.10 per share, over the first quarter of 1995.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

At March 23, 1996, the company had cash and cash equivalents of $74 million, a decrease of $59 million during the first quarter of 1996. The decrease was primarily caused by the acquisition of D-M-E.

Operating activities provided $21 million of cash in the first quarters of both 1996 and 1995. However, the first quarter of 1995 included the benefit of selling an additional $10 million of accounts receivable whereas the first quarter of 1996 was adversely affected by a $5 million reduction in the sold amount. The company incurred cash costs of $2 million in the first quarter of 1996 for the Valenite/Widia integration and $2 million for the machine tool consolidation in the first quarter of 1995.

The company's investing activities required cash totaling $81 million in the first quarter of 1996, mostly related to the D-M-E acquisition.
Capital expenditures in the first quarter of 1996 totaled $8 million, down from $9 million in 1995 due to the timing of 1996 expenditures; the company is budgeting an increase from $52 million to $86 million for 1996 capital expenditures. In the first quarter of 1995, the company received cash totaling $15 million on the sale of AMT and invested $79 million for the Widia acquisition.

Financing activities provided $1 million in the first quarter of 1996. In the first quarter of 1995, the company issued long-term debt of $82 million related to the Widia acquisition.

As of March 23, 1996, the company's current ratio was 2.0, unchanged from December 30, 1995, but up from 1.5 at March 26, 1995.

At March 23, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $500 million, including a $300 million committed revolving credit facility. In the first quarter of 1996, the revolving credit facility was increased to $300 million to finance the acquisition of D-M-E and to extend the debt maturity to January 31, 2000. The facility imposes a number of restrictions, including restrictions on total indebtedness in relation to total capital. The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the amended facility, the company's additional borrowing capacity totaled approximately $26 million at March 23, 1996.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling approximately $53 million at March 23, 1996, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign exchange contracts to minimize the effect of foreign currency exchange rate fluctuations related to significant transactions. The company is currently not involved with any additional derivative financial instruments.

In the second quarter of 1996, the company filed a registration statement with the Securities and Exchange Commission for its planned public offering of 5.5 million additional common shares, plus 825,000 additional shares to cover over-allotments. As described more fully in the registration statement, the company intends to use the proceeds to reduce amounts payable to banks with the balance invested in short-term investments until such time as it repays the debt associated with the D-M-E acquisition. If the common share offering is not completed, the company expects to repay such debt in July, 1996 by drawing on its revolving credit facility.

The company is required to redeem at par $5 million of its 12% Sinking Fund Debentures due 2010 (Debentures) to meet an annual sinking fund requirement commencing in July, 1996 and the company, at its option, may increase such payment to total $10 million. Such requirement may be satisfied with Debentures redeemed by the company in prior years or the company may elect to redeem up to $10 million of Debentures in July, 1996 with cash which may be drawn down under the company's committed revolving credit facility as a long term borrowing.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At March 23, 1996, approximately $176 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $529 million at March 23, 1996, an increase of $173 million over December 30, 1995. The ratio of total debt to total capital (debt plus equity) was 65% at March 23, 1996, up from 57% at year-end 1995. Regardless of the outcome of the common share offering, the company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements.

OUTLOOK
- -------

The company expects the slowdown in spending in North American automotive and construction industries, and general economic softness in Europe to affect the plastics machinery segment in the second quarter of 1996, but to a lesser extent than in the first quarter. Recent increases in customer activity however suggest the potential of a return to better business levels in the second half of the year and, with the addition of D-M-E, the company expects that the plastics machinery segment should show good volume and profit gains for the year 1996. The company expects its most seasonal business, machine tools, to make most of its profits in the second half of 1996, and the industrial products segment to provide steady and improved sales and earnings throughout 1996. The company's positive outlook for 1996 hasn't changed. Despite the current slowdown in several key markets, the company expects a modest pick up in business in the second half of the year, which together with internal improvements and acquisition synergies will result in increased sales, earnings and cash flow (excluding the 1995 non-recurring gains). The forward-looking statements included above by their nature involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary Statement below.



- ---------------------------------------------------------------------------
CAUTIONARY STATEMENT

The company wishes to caution readers that all its forward-looking statements in the "Outlook" section above and elsewhere, which include all statements which, at the time made, speak about the future, are based upon its interpretation of what it believes are significant factors affecting its businesses. The company believes the following important factors, among others, in some cases have affected, and, in the future, could affect, the company's actual results and could cause the company's actual consolidated results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

  * alterations in trade conditions in and between the U.S. and non-U.S. countries where the company does business, including export controls, quotas and other trade barriers; and

  * changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where the company does business.


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

           Exhibit (4)   - Instruments Defining the Rights of Security
             Holders, Including Indentures

           Exhibit (10)  - Material Contracts

           Exhibit (11)  - Statement Regarding Computation of Earnings
             Per Share - filed as a part of Part I

           Exhibit (27)  - Financial Data Schedule  - filed as part of Part I

      (b)  Reports on Form 8-K

           A report on Form 8-K dated December 30, 1995, and an amendment thereto on Form 8-K/A, were filed regarding the disposition of the company's Electronic Systems
           Division.

           A report on Form 8-K dated January 26, 1996, and an amendment thereto on Form 8-K/A, were filed regarding the company's acquisition of the D-M-E business from The Fairchild Corporation.


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Cincinnati Milacron Inc.



Date:   May 6, 1996                 By:/s/Robert P. Lienesch

       -----------------               ------------------------------------

                                       Robert P. Lienesch
                                       Controller



Date:   May 6, 1996                 By:/s/Ronald D. Brown

       ----------------                ------------------------------------

                                       Ronald D. Brown
                                       Vice President - Finance
                                       and Chief Financial Officer


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                              INDEX TO EXHIBITS

Exhibit No.                                                          Page No.
- -----------                                                          ------


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

   10       Material Contracts

   10.1     - Incorporated herein by reference to the company's annual report on Form 10-K for the fiscal year ended
              December 30, 1995.

   11       Statement Regarding Computation of Earnings per Share        21

   15       Letter re: Unaudited Interim Financial Information
            - Not Applicable.

   18       Letter Regarding Change in Accounting Principles
            - Not Applicable.

   19       Report Furnished to Security Holders
            - Not Applicable.

   22       Published Report Regarding Matters Submitted
            To Vote of Security Holders - Not Applicable.

   23       Consents of Experts and Counsel - Not Applicable.

   24       Power of Attorney - Not Applicable.

   27       Financial Data Schedule                                      22

   99       Additional Exhibits - Not Applicable.