Form 10-Q
period 1996-06-15
CINCINNATI MILACRON INC /DE/
filed 1996-07-23
CIK 716823

===============================================================
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          ___________


                           FORM 10-Q



[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

     For the quarter ended June 15, 1996

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

     For the transition period from __________ to __________


                 Commission file number 1-8485


                    CINCINNATI MILACRON INC.

     (Exact name of registrant as specified in its charter)

               Delaware                          31-1062125
 (State or other jurisdiction of             (I.R.S.
incorporation or organization)                Employer
                                              Identification
                                              No.)


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

                       Yes [x]     No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of July 19, 1996:  39,848,484
=======================================================================



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


                     PART I.  FINANCIAL INFORMATION
               CINCINNATI MILACRON INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)

                                                    (IN MILLIONS)

                                                JUNE 15,   DEC. 30,
                                                 1996        1995
                                               -------     -------

ASSETS
Current assets
  Cash and cash equivalents                   $  178.7    $  133.1
  Notes and accounts receivable, less allowances
    of $14.6 in 1996 and $12.9 in 1995           251.1       242.8
  Inventories
    Raw materials                                 32.6        34.7
    Work-in-process and finished parts           206.3       188.2
    Finished products                            150.3       128.8
                                              --------    --------
     Total inventories                           389.2       351.7
  Other current assets                            55.7        54.7
                                              --------    --------
    Total current assets                         874.7       782.3
Property, plant and equipment                    571.0       527.0
  Less accumulated depreciation                  277.0       261.5
                                              --------    --------
    Property, plant and equipment - net          294.0       265.5
Goodwill                                         244.3        73.6
Other noncurrent assets                           85.1        75.7
                                              --------    --------
  TOTAL ASSETS                                $1,498.1    $1,197.1
                                              ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable, amounts payable to banks
    and current portion of long-term debt     $  160.1    $   23.6
  Trade accounts payable                         117.7       109.9
  Advance billings and deposits                   34.2        42.7
  Accrued and other current liabilities          204.8       213.4
                                              --------    --------
    Total current liabilities                    516.8       389.6
Long-term accrued liabilities                    216.4       204.6
Long-term debt                                   351.2       332.2
                                              --------    --------
  TOTAL LIABILITIES                            1,084.4       926.4
                                              --------    --------

Commitments and contingencies                      -            -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.8 in 1996
    and 34.3 in 1995)                            429.8       300.3
  Accumulated deficit                            (11.8)      (32.8)
  Cumulative foreign currency translation
    adjustments                                  (10.3)       (2.8)
                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                  413.7       270.7
                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,498.1    $1,197.1
                                              ========    ========



See notes to consolidated condensed financial statements.

               CINCINNATI MILACRON INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                              (UNAUDITED)

                                              (IN MILLIONS, EXCEPT SHARE
                                               AND PER-SHARE AMOUNTS)

                                      12 WEEKS ENDED      24 WEEKS ENDED
                                   -----------------   -----------------
                                   JUNE 15,  JUNE 17,  JUNE 15,  JUNE 17,
                                     1996      1995      1996      1995
                                   -------   -------   -------   -------

Sales                               $411.4    $413.5    $764.8    $744.9
Cost of products sold                311.3     310.0     574.2     560.2
                                    ------    ------    ------    ------
 Manufacturing margins               100.1     103.5     190.6     184.7
                                    ------    ------    ------    ------

Other costs and expenses
 Selling and administrative           73.5      73.9     139.7     135.9
 Integration charge                     -        9.8        -        9.8
 Gain on sale of business               -         -         -       (5.0)
 Minority shareholders' interests       .5        .3        .6        .4
 Other - net                            -        2.7       1.3       5.6
                                    ------    ------    ------    ------
   Total other costs and expenses     74.0      86.7     141.6     146.7
                                    ------    ------    ------    ------

Operating earnings                    26.1      16.8      49.0      38.0

Interest
 Income                                1.2       1.0       2.3       1.5
 Expense                              (8.9)     (6.8)    (17.2)    (11.9)
                                    ------    ------    ------    ------
   Interest - net                     (7.7)     (5.8)    (14.9)    (10.4)
                                    ------    ------    ------    ------

EARNINGS BEFORE INCOME TAXES          18.4      11.0      34.1      27.6

Provision for income taxes             3.7       2.6       6.8       6.2
                                    ------    ------    ------    ------

NET EARNINGS                        $ 14.7    $  8.4    $ 27.3    $ 21.4
                                    ======    ======    ======    ======

EARNINGS PER COMMON SHARE           $  .40    $  .24    $  .76    $  .62
                                    ======    ======    ======    ======


Dividends per common share            $.09      $.09      $.18      $.18

Weighted average number of shares
 and common share equivalents
 outstanding (in thousands)         36,688    34,487    35,765    34,311


See notes to consolidated condensed financial statements.

               CINCINNATI MILACRON INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                (IN MILLIONS)

                                      12 WEEKS ENDED      24 WEEKS ENDED
                                   ------------------  -----------------
                                   JUNE 15,  JUNE 17,  JUNE 15,  JUNE 17,
                                     1996       1995     1996      1995
                                   -------   -------   -------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
 Net earnings                       $ 14.7     $  8.4   $ 27.3    $ 21.4
 Operating activities providing
   (using) cash
     Depreciation and amortization    12.8       10.2     22.4      17.5
     Integration charge                 -         9.8       -        9.8
     Gain on sale of business           -          -        -       (5.0)
     Deferred income taxes            (1.3)        .2     (1.8)       .2
     Working capital changes
      Notes and accounts
        receivable                   (14.3)      10.7     12.1      12.4
      Inventories                     (9.1)     (11.5)   (17.7)    (24.5)
      Other current assets             (.8)       (.4)     (.2)     (5.7)
      Trade accounts payable and
        other current liabilities      2.8      (19.9)   (20.3)      1.5
     Increase in other noncurrent
       assets                         (3.6)      (1.7)    (4.8)     (2.3)
     Increase in long-term accrued
      liabilities                      4.1        2.2     10.2       3.3
     Other - net                       (.6)       (.3)    (1.8)      (.2)
                                    ------     ------   ------    ------
      Net cash provided by
        operating activities           4.7        7.7     25.4      28.4
                                    ------     ------   ------    ------
INVESTING ACTIVITIES CASH FLOWS
 Capital expenditures                (14.6)     (11.0)   (22.6)    (19.9)
 Net disposals of property, plant
   and equipment                       2.3        5.6      2.8       5.9
 Acquisitions                         (1.4)        -     (74.6)    (79.2)
  Cash received on sales of
    businesses                          -          .3       -       15.3
                                    ------     ------   ------    ------
     Net cash used by
      investing activities           (13.7)      (5.1)   (94.4)    (77.9)
                                    ------     ------   ------    ------

FINANCING ACTIVITIES CASH FLOWS
 Dividends paid                       (3.2)      (3.1)    (6.3)     (6.2)
  Issuance of long-term debt            -        98.3       -      180.5
 Repayments of long-term debt        (16.2)     (38.8)   (16.4)    (47.4)
 Increase (decrease) in amounts
   payable to banks                    4.0      (32.7)     7.8     (58.4)
 Net issuance of common shares       128.8        3.0    129.5       3.7
                                    ------     ------   ------    ------
   Net cash provided by
     financing activities            113.4       26.7    114.6      72.2
                                    ------     ------   ------    ------
INCREASE IN CASH AND
 CASH EQUIVALENTS                    104.4       29.3     45.6      22.7
Cash and cash equivalents at
 beginning of period                  74.3       14.9    133.1      21.5
                                    ------     ------   ------    ------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $178.7     $ 44.2   $178.7    $ 44.2
                                    ======     ======   ======    ======

See notes to consolidated condensed financial statements.


             CINCINNATI MILACRON INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

BASIS OF PRESENTATION
- ---------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except as indicated below in the notes captioned "Integration Charge" and "Sale of Business," necessary to present fairly the company's financial position, results of operations and cash flows.

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

On January 26, 1996, the company completed the acquisition of The Fairchild Corporation's D-M-E business (D-M-E) for approximately $244 million including post-closing purchase price adjustments. With annual sales of approximately $170 million, D-M-E is the largest  U.S.  producer  of  mold  bases,  standard  components  and supplies for the plastics injection mold-making industry. The company financed the acquisition through the execution of promissory notes to the seller in the amount of $183 million and cash on hand of $62 million. One of the promissory notes in the amount of $12 million was subsequently repaid. In addition, the aggregate principal amount of the remaining notes was subsequently reduced to $170 million as a result of post-closing purchase price adjustments.

All of the acquisitions discussed above are being accounted for under the purchase method. The company's investments in D-M-E in 1996 and Widia and Talbot in 1995, including professional fees and other costs related to the acquisitions, are expected to total approximately $250.0 million and $111.1 million, respectively. The allocations of the acquisition cost amounts to the assets acquired and the liabilities assumed are presented in the table that follows. The 1996 amounts for D-M-E shown therein are estimates and are subject to revision once appraisals, actuarial reviews and other studies of fair value are completed. Goodwill related to the acquisitions is being amortized over forty years.


                                                   (In millions)

                                                  1996        1995
                                              --------    --------

  Cash and cash equivalents                     $  1.3      $  3.1
  Accounts receivable                             24.8        51.7
  Inventories                                     29.6        69.3
  Other current assets                             1.2         1.3
  Property, plant and equipment - net             34.4        61.1
  Goodwill                                       177.8        50.7
  Other noncurrent assets                          3.9        14.3
                                                ------      ------
    Total assets                                 273.0       251.5

  Amounts payable to banks and current
    portion of long-term debt                       -         (9.3)
  Other current liabilities                      (18.1)      (71.2)
  Long-term accrued liabilities                   (4.9)      (50.5)
  Long-term debt                                    -         (9.4)
                                                ------      ------
    Total liabilities                            (23.0)     (140.4)
                                                ------      ------
  Total acquisition costs                       $250.0      $111.1
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

At June 15, 1996 and December 30, 1995, the balance of the $16.9 million reserve was $11.6 million and $13.7 million, respectively, including approximately $9.6 million for severance and other termination benefits that are expected to be paid to approximately 125 employees later in 1996. Charges against the reserve for the 24 weeks ended June 15, 1996, and for the year ended December 30, 1995 were $2.1 million and $3.2 million, respectively.

Unaudited pro forma sales and earnings information for the second quarters of 1996 and 1995 and the 24 weeks ended June 15, 1996 and June 17, 1995, are presented in the following table. The amounts for 1996 assume that the acquisition of D-M-E had taken place at the beginning of 1996, while the amounts for 1995 assume that all three acquisitions had been completed on the first day of that year.


                                     12 WEEKS ENDED    24 WEEKS ENDED
                                  ----------------- -----------------
                                   JUNE 15, JUNE 17, JUNE 15, JUNE 17,
                                     1996     1995    1996      1995
                                   -------  -------  -------   -------

Sales                              $ 411.4  $ 466.9  $ 777.3  $ 873.4
                                    ======= =======  =======  =======

Net  earnings (a)                  $  14.7  $   8.6  $  28.3  $  23.3
                                    ======= =======  =======  =======

Per  common share (a)              $   .40  $   .25  $   .79  $   .68
                                   =======  =======  =======  =======


(a)In 1995, includes a second quarter charge of $7.8 million, or $.23 per share, to integrate certain Valenite and Widia operations to improve future profitability (see Integration Charge) and a first quarter gain of $4.0 million, or $.12 per share, from the sale of AMT (see Sale of Business).

INTEGRATION CHARGE
- ------------------

In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, and later revised in December, 1995, which also involves the integration of certain Widia operations with Valenite. The total cost of the plan is expected to be $28.1 million (approximately $21.0 million in cash). That portion of the overall plan that relates directly to Widia has been recorded through purchase accounting adjustments totaling $18.3 million. As it relates to Valenite, the plan involves the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge included reserves for the cash costs of the integration of $7.0 million, including $5.8 million for severance and other termination benefits related to approximately eighty production and sales personnel and $1.2 million for facility exit costs. The charge also included $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs for the 24 weeks ended June 15, 1996 totaled $2.1 million. Charges against the reserve for the year ended December 30, 1995 totaled $4.6 million. The total cash cost of the $28.1 million plan is expected to be approximately $21.0 million and is being funded by operations and bank borrowings. As a result of the actions that are included in the integration plan, the company expects to achieve annual cost reductions of approximately $19 million, a portion of which was realized in 1995. A majority of the expected cost reductions are being realized in 1996.

SALE OF BUSINESS
- ----------------

In January, 1995, the company completed the sale of its American Mine Tool (AMT) business for $15.0 million resulting in a gain of $5.0 million ($4.0 million after tax, or $.12 per share). The sale did not have a significant effect on subsequent sales or earnings.

INCOME TAXES
- ------------

In 1996, the provision for income taxes includes U.S. federal and state and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The company entered 1996 with non-U.S. net operating loss carryforwards totaling approximately $144 million, the deferred income tax assets related to which were substantially fully reserved at year-end 1995. The company reviews the valuation of its deferred tax assets on an ongoing basis and expects to conclude by year-end 1996 that it is more likely than not that a portion of these assets will be realized in the future. Consequently, the expected effective tax rate for 1996 provides for the reversal of U.S. and certain non-U.S. valuation allowances. This factor, combined with the expected realization of net operating loss carryforwards in certain non-U.S. jurisdictions during 1996, results in a consolidated effective tax rate that is less than the U.S. statutory rate.

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

RECEIVABLES
- -----------

In January, 1996, the company entered into a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75 million of undivided interests in accounts receivable through January, 1999. This agreement replaced a similar agreement that expired in January, 1996. At June 15, 1996 and December 30, 1995, the undivided interest in the company's gross accounts receivable that had been sold to the purchasers aggregated $56.5 million and $69.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flow in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses
- - net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
- -----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                   (In millions)
                                              June 15,    Dec. 30,
                                                1996        1995
                                              -------     -------

ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation                         $ 43.6      $ 37.8
  Restructuring and integration reserves         14.2        18.3
  Accrued and deferred income taxes              20.9        33.5
  Other accrued expenses                        126.1       123.8
                                               ------      ------
                                               $204.8      $213.4
                                               ======      ======

LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation       $ 66.8      $ 65.3
  Accrued postretirement health
    care benefits                                48.1        43.0
  Accrued and deferred income taxes              52.3        52.8
  Minority shareholders' interests                9.9         8.7
  Other                                          39.3        34.8
                                               ------      ------
                                               $216.4      $204.6
                                               ======      ======


LONG-TERM DEBT

Long-term debt is shown in the following table.

                                                   (In millions)
                                              June 15,    Dec. 30,
                                                1996        1995
                                              -------     -------

Long-term debt
  7-7/8% Notes due 2000                        $100.0      $100.0
  8-3/8% Notes due 2004                         115.0       115.0
  12% Sinking Fund Debentures due 2010             .8        10.8
  8% Secured Promissory Note due 1996            41.5         -
  Revolving credit facility                      81.5        87.1
  Other                                          15.9        22.6
                                               ------      ------
Total long-term debt                            354.7       335.5
Less current maturities                          (3.5)       (3.3)
                                               ------      ------
                                               $351.2      $332.2
                                               ======      ======


In January, 1996, in connection with the D-M-E acquisition, three promissory notes were issued to the seller totaling $183 million. One promissory note for $12 million was subsequently paid and the principal amount of another was reduced by approximately $1 million as a result of post-closing purchase price adjustments. In addition, the company and the seller have agreed, subject to the consent of the seller's lenders, to reduce the interest rate on all of the promissory notes effective as of January 26, 1996. The interest rate reduction has the effect of reducing 1996 interest expense by $1.3 million, including $.9 million for the 24 weeks ended June 15, 1996. The remaining notes mature on January 26,
1997, but are subject to prepayment at the option of either the buyer or the seller at any time after July 26, 1996. Notice to exercise this option was given by both parties on June 28, 1996, with the intention that prepayment will be made on July 29, 1996. A portion of one of the promissory notes, which is secured by a letter of credit under the company's revolving credit facility, is included in long-term debt because of the expectation that it will be refinanced through borrowings under the facility.

The company expects that any such borrowings will remain outstanding for more than one year.

In 1995, the company completed a public offering involving the placement of $100 million of 7-7/8% Notes due 2000. The proceeds were used to repay outstanding indebtedness.

The 12% Sinking Fund Debentures due 2010 have annual sinking fund requirements commencing in 1996. The company is required to redeem at par $5 million of the debentures to meet the annual sinking fund requirement commencing in July, 1996 and the company, at its option, may increase such payment to total $10 million. In accordance with the terms of the indenture, the company elected to exercise this option and defeased at par $10 million of debentures on June 11, 1996, with U.S. Treasury Notes valued at $10.2 million.

Outstanding borrowings of DM 125 million under the company's revolving credit facility ($81.5 million at June 15, 1996 and $87.1 million at December 30, 1995) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year.

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

At June 15, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $500 million, including the $300 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $87 million at June 15, 1996.

SHAREHOLDERS' EQUITY
- --------------------

On May 20, 1996, the company completed the issuance of an additional
5.5 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $128.8 million. The proceeds of the offering will be used to repay a portion of the promissory notes issued to the seller in connection with the acquisition of D-M-E.

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

ORGANIZATION
- ------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the second quarters of 1996 and 1995 and for the 24 weeks ended June 15, 1996 and June 17, 1995 are presented below.

                                                  (In millions)
                                     12 Weeks Ended     24 Weeks Ended
                                   -----------------  -----------------
                                   June 15, June 17,  June 15, June 17,
                                     1996     1995      1996    1995
                                   -------  -------   -------  -------

Sales
  Plastics machinery                $158.2   $152.8    $281.0  $279.0
  Machine tools                       86.5     93.7     167.6   180.4
  Industrial products                166.7    167.0     316.2   285.5
                                    ------   ------    ------  ------
                                    $411.4   $413.5    $764.8  $744.9
                                    ======   ======    ======  ======
Operating earnings (loss)
   Plastics machinery               $ 13.5   $ 15.8   $  24.2  $ 28.4
    Machine   tools                    (.2)      .5        .7    (1.9)
  Industrial products                 18.9     16.2      35.5    27.4
  Integration charge (a)                -      (9.8)       -     (9.8)
  Gain on sale of business (b)          -        -         -      5.0
    Corporate   expenses              (4.2)    (3.4)     (7.6)   (6.6)
    Other  unallocated  expenses (c)  (1.9)    (2.5)     (3.8)   (4.5)
                                    ------   ------    ------  ------
                                    $ 26.1   $ 16.8    $ 49.0  $ 38.0
                                    ======   ======    ======  ======

New orders
  Plastics machinery                $142.3   $140.3    $262.5  $278.2
  Machine tools                       80.6     95.0     178.5   200.9
  Industrial products                166.7    163.2     319.1   288.4
                                    ------   ------    ------  ------
                                    $389.6   $398.5    $760.1  $767.5
                                    ======   ======    ======  ======

Ending backlog                      $345.0   $384.9    $345.0  $384.9
                                    ======   ======    ======  ======


(a)Represents a charge related to the industrial products segment to integrate certain Valenite and Widia operations to improve future profitability.
(b)Represents a gain on the sale of the company's American Mine Tool business, which was part of the industrial products segment.
(c)Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.

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


             CINCINNATI MILACRON INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION
                            (UNAUDITED)

RESULTS OF OPERATIONS
- ---------------------

ACQUISITIONS AND DIVESTITURES

Since the beginning of 1995, the company has made three acquisitions
and   two  divestitures  which  affect  the  company's  results   of
operations in 1996 compared with 1995.

Most recently, on January 26, 1996, the company acquired D-M-E, which is included in the company's plastics machinery segment for the second quarter of 1996 and seven weeks in the first quarter of 1996. This acquisition had the effect of increasing new orders and sales by approximately $40 million in the second quarter and $65 million in the first half of 1996.

On December 30, 1995, the company sold its Electronic Systems Division (ESD). In 1995, ESD contributed approximately $6 million of new orders and sales related to external customers in the second quarter and $14 million of new orders and $12 million of sales in the first half of the year. ESD's operating earnings were $3 million and $6 million for the second quarter and first half of 1995, respectively.

On July 20, 1995, the company acquired Talbot, and on February 1, 1995, the company acquired Widia. The timing of these acquisitions caused an increase in new orders and sales in the second quarter and first half of 1996 over 1995 by approximately $10 million and $40 million, respectively.

On January 27, 1995, the company sold its American Mine Tool (AMT) business which was formerly part of the industrial products segment. Its new orders, sales and operating earnings in 1995 were immaterial, but its disposition resulted in a gain of $5.0 million before tax ($4.0 million after-tax) in the first half of 1995.

PRESENCE OUTSIDE THE U.S.

Because of the company's recent acquisitions, as well as the company's internal growth in non-U.S. markets, approximately half of the company's sales and operating earnings have been generated outside the U.S. Foreign currency exchange rate fluctuations affect the translation of these sales and earnings, as well as consolidated shareholders' equity. However, the company's major foreign operations are in European countries which have not experienced significant currency exchange rate fluctuations in recent years. In 1996, the weaker European currencies had the translation effect of decreasing new orders by $16 million and sales by $12 million in the second quarter, and $18 million and $13 million, respectively, in the first half of 1996. Similarly, net earnings were reduced by $0.5 million and $0.9 million in the second quarter and first half of 1996, respectively. In addition, in the second quarter of 1996 there was a decrease in shareholders' equity due to a $6 million change in the cumulative foreign currency translation adjustment.

NEW ORDERS AND BACKLOG

New orders in the second quarter of 1996 of $390 million were down $9 million, or 2%, from the second quarter of 1995. Excluding, however, the effects of the acquisitions and divestitures, new orders declined by $55 million, of which $16 million was due to currency exchange rate changes.

Orders for plastics machinery increased by $2 million due to the
D-M-E acquisition. Excluding the acquisition, new orders dropped 29% due to weaker demand in both the U.S. and Europe. Machine Tool orders were $81 million in the second quarter of 1996 compared with $89 million in 1995, after excluding ESD's $6 million of 1995
orders.   Orders from aerospace customers increased, but  this  only partially offset a decline in orders for U.S.-built standard machine
tools.   Orders  for industrial products were $167  million  in  the second quarter of 1996, up from $163 million in 1995, despite currency translation effects, due to the Talbot acquisition.

For the first half of 1996, new orders totaled $760 million, down $7 million from $767 million in the first half of 1995. Excluding acquisition and divestiture effects, new orders declined by $106 million ($88 million excluding currency effects) mostly due to reduced orders for injection molding machines produced in the U.S. and Europe and standard machine tool products produced in the U.S.

U.S. export orders were $42 million and $83 million in the second quarter and first half of 1996, respectively, compared with $32 million and $66 million in the comparable periods of 1995. Most of the increase resulted from the D-M-E acquisition.

The company's backlog of unfilled orders decreased from $365 million at March 23, 1996, to $345 million at June 15, 1996. Of these decreases, about 25% results from currency exchange rate adjustments, while the balance results from the excess of sales over new orders for standard machine tools and injection molding machines.

SALES

Sales in the second quarter of 1996 of $411 million decreased by $2 million from the second quarter of 1995. Excluding the effects of the acquisitions and divestitures, sales declined by $49 million, of which $12 million was caused by currency exchange rate changes. The decline was caused principally by reduced plastics machinery sales in the U.S. and Europe. After excluding the effect of the ESD divestiture, machine tool sales declined by $1 million reflecting weak sales of U.S.-built standard machine tools, offset in part by increased sales of advanced systems for aerospace customers. Excluding acquisition effects, industrial products' sales declined about 6% due to currency translation effects and lower sales of Widia's cutting tools and industrial magnets in Europe.

For the first half of 1996, sales were $765 million, up from $745 million in 1995. Excluding acquisition and divestiture effects, sales declined by $78 million ($65 million excluding currency effects), mostly due to reduced sales of injection molding machines in the U.S. and Europe and U.S.-built standard machine tool products.

Export sales were $41 million and $80 million in the second quarter and first half of 1996 compared with $32 million and $65 million in the comparable periods of 1995. Most of the increase resulted from the D-M-E acquisition.

MARGINS, COST AND EXPENSES

The manufacturing margin percent of 24.3% in the second quarter of 1996 decreased from 25.0% in the second quarter of 1995. The decrease resulted from lower volume and significantly increased discounting for plastics machinery. Although plastics machinery sales are expected to pick-up in the second half of 1996, the unusually high discount levels are expected to affect profitability at least through the third quarter of 1996. Margins in the second quarter of 1996 for machine tools declined due to the ESD divestiture, while margins for industrial products increased due to improved profitability for European cutting tools as a result of earlier restructuring and integration actions.

The manufacturing margin of 24.9% in the first half of 1996 improved over the 24.8% in the first half of 1995 despite the decline in the second quarter of 1996. In general, margins have declined for plastics machinery due to market conditions described above, which have been offset in part by higher margins for D-M-E. Machine tool margins have declined, despite increased efficiencies in the U.S. operations due to the ESD divestiture, while margins for industrial products have increased due to the Widia restructuring and integration.

Selling and administrative expenses were virtually unchanged from 1995 to 1996 in amount and percentage. While administrative expense increased with the acquisitions, selling expense declined modestly but continued to approximate 16% of sales.

The 1995 $9.8 million integration charge relates to the company's Widia acquisition and the subsequent integration of some of Valenite's non-U.S. operations with Widia. This allowed the company to capitalize on synergistic opportunities and thereby improve Valenite and Widia's profitability, which is being realized in 1996.

The 1995 gain on sale of business represents the $5 million before tax gain on the sale of AMT.

Minority shareholders' interests increased in 1996 primarily due to the improved profitability of Widia's 51% interest in a public company in India.

Other expense-net declined in 1996 primarily due to reduced costs associated with the sale of accounts receivable and increased gains on the sale of surplus assets.

Interest expense-net increased in 1996 due primarily to higher debt levels associated with financing the Talbot and D-M-E acquisitions. This expense began to decline in the last few weeks of the second quarter of 1996 as a result of receiving and temporarily investing the proceeds from the equity offering, as described below under the caption, "Liquidity and Sources of Capital."

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $18.4 million in the second quarter of 1996 exceeded the $11.0 million in the second quarter of 1995 due to the $9.8 million integration charge recorded in the second quarter of 1995. Excluding that item, earnings declined by $2.4 million. Earnings for the first half of 1996 totaled $34.1 million, representing a $6.5 million increase over $27.6 million in the comparable period of 1995. However, after excluding the $5.0 million gain on the sale of a business and the $9.8 million integration charge from 1995 earnings, 1996 earnings before income taxes increased $1.7 million.

INCOME TAXES

The company's provision for income taxes includes U.S. federal and state and local income taxes as well as non-U.S. income taxes in certain jurisdictions. In 1995 and 1996, the company had sizeable net operating loss carryforwards in several countries. The utilization of those loss carryforwards, as well as partial reversal of U.S. and non-U.S. tax valuation allowances in 1996, results in effective tax rates that are lower than the U.S. statutory rate.

NET EARNINGS

Net earnings were $14.7 million, or $.40 per share, in the second quarter of 1996 compared with $8.4 million, or $.24 per share, in the second quarter of 1995. Excluding the $7.8 million after tax effect of the 1995 integration charge, earnings declined in 1996 from $16.2 million, or $.47 per share, in the second quarter of 1995. For the first half of 1996, net earnings were $27.3 million, or $.76 per share, up from $21.4 million, or $.62 per share, in 1995's first half. Excluding the $7.8 million after tax charge and the $4.0 million after tax gain in 1995, 1996 net earnings increased from $25.2 million, or $.73 per share.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

At June 15, 1996, the company had cash and cash equivalents of $179 million, an increase of $46 million from the December 30, 1995 balance. The increase was caused primarily by the proceeds from the equity offering described below, offset in part by the initial cash cost of the D-M-E acquisition.

In the second quarter of 1996 and for the first half of 1996, operating activities generated cash of $5 million and $25 million, respectively. These amounts represent modest declines from the prior year periods due to the company's reduced sales of accounts receivable in 1996. Excluding the changes in the level of sold receivables, the company generated cash from operating activities of $12 million and $38 million in the second quarter and first half of 1996, respectively, compared with $8 million and $18 million in the second quarter and first half of 1995. The company incurred cash costs of $2 million in the second quarter and $4 million in the first half of 1996 for the Widia/Valenite integration and restructuring. In the second quarter and first half of 1995 the company incurred cash costs of $1 million and $3 million, respectively, for the machine tool consolidation.

Investing activities in the second quarter of 1996 resulted in a $15 million use of cash, mostly due to the level of capital additions, which increased from 1995. For the year, the company is now estimating total capital expenditures to approximate $76 million, as compared with $52 million in 1995. Also affecting the use of cash for investing activities in the first half of 1996 and 1995 are the acquisitions: $75 million for D-M-E in 1996 and $79 million for Widia in 1995.

Financing activities provided $113 million of cash in the second quarter of 1996, largely as a result of the $129 million net proceeds from the issuance of 5.5 million additional shares of common stock. Also during the second quarter, the company elected to defease $10 million of the 12% Sinking Fund Debentures at par with the deposit of U.S. Treasury Notes valued at $10.2 million with the trustee. In the second quarter of 1995, the company issued $100 million of 7 7/8% Notes, the proceeds of which were used primarily to repay bank debt which had been incurred to finance the Widia acquisition.

On June 28, 1996, the company exercised its option to prepay on July 29, 1996, $170 million of the Promissory Notes due 1997 issued in connection with the D-M-E acquisition. To fund this prepayment, the company anticipates using the $129 million proceeds of the equity offering and increased bank borrowings.

As  of June 15, 1996, the company's current ratio was 1.7, down from
2.0 at both December 30, 1995 and March 26, 1996. The planned repayment of the 8% Promissory Notes in July, 1996 would have a pro forma effect as of June 15, 1996 of increasing the current ratio to 1.9.

At June 15, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $500 million, including a $300 million committed revolving credit facility. In the first quarter of 1996, the revolving credit facility was increased to $300 million to finance the acquisition of D-M-E and to extend the debt maturity to January 31, 2000. The facility imposes a number of restrictions, including restrictions on total indebtedness in relation to total capital. The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the amended facility, the company's additional borrowing capacity totaled approximately $87 million at June 15, 1996. The planned repayment of the 8% Promissory Notes in July, 1996 would have a pro forma effect as of June 15, 1996 of increasing additional borrowing capacity to $215 million.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $54 million at June 15, 1996, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At June 15, 1996, approximately $168 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $511 million at June 15, 1996, an increase of $155 million over December 30, 1995, primarily as a result of the D-M-E acquisition. The ratio of total debt to total capital (debt plus equity) was 55% at June 15, 1996, down from 65% at March 23, 1996, but up from 57% at December 30, 1995. The planned repayment of the 8% Promissory Notes in July, 1996 would have a pro forma effect as of June 15, 1996 of reducing the ratio to 48%. The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements.

OUTLOOK
- -------

The company continues to be cautiously optimistic about improved results for the year 1996. The pick-up in capital spending has been slower than anticipated, and discounting in plastics machinery has worsened, so the company has reduced its expectations for the year. Nonetheless, assuming slightly stronger capital spending in the second half of 1996, the company still expects 1996 as a whole to show positive improvement over 1995 operating results (excluding the 1995 non-recurring gains). The forward-looking statements included above by their nature involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary Statement below.



- --------------------------------------------------------------------
CAUTIONARY STATEMENT

The company wishes to caution readers that all its forward-looking statements in the "Outlook" section above and elsewhere, which include all statements which, at the time made, speak about the future, are based upon its interpretation of what it believes are significant factors affecting its businesses. The company believes the following important factors, among others, in some cases have affected, and, in the future, could affect, the company's actual results and could cause the company's actual consolidated results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

* United  States  and Europe, particularly in  segments  related to  the  level  of  global economic conditions, consumer  spending
  and   industrial  production  in  the  automotive  production  and spending in the aerospace and construction industries;

* fluctuations in interest rates, and the exchange rates of U.S. and foreign currencies, particularly those of countries in Europe where the company has several principal manufacturing facilities;

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

           Exhibit  (4)    -  Instruments Defining  the  Rights  of
                 Security Holders, Including Indentures

           Exhibit (10)  - Material Contracts

           Exhibit  (11)   -  Statement  Regarding  Computation  of
                 Earnings Per Share - filed as a part of Part I

            Exhibit (27)  - Financial Data Schedule  - filed as part
                 of Part I

       (b) Reports on Form 8-K

            An  amendment on Form 8-K/A to a report on Form
            8-K   dated   January   26,  1996   was   filed
            regarding the   company's   acquisition  of  the
            D-M-E   business from The Fairchild Corporation.



           CINCINNATI MILACRON INC. AND SUBSIDIARIES

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:   July 19, 1996           By:/s/ Robert P. Lienesch
       --------------              ----------------------
                                   Robert P. Lienesch
                                   Controller



Date:   July 19, 1996           By:/s/ Ronald D. Brown
       --------------              ----------------------
                                   Ronald D. Brown
                                   Vice President - Finance
                                   and Chief Financial Officer


             CINCINNATI MILACRON INC. AND SUBSIDIARIES
                         INDEX TO EXHIBITS


EXHIBIT NO.                                                     PAGE
NO.
- -----------                                                     ----

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

    10    Material Contracts

             10.1- Incorporated herein by reference to the company's annual report on Form 10-K for the fiscal year ended
             December 30, 1995.

   10.2 - Underwriting Agreement between Cincinnati Milacron Inc. and CS First Boston Corporation, BT Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
              -Incorporated herein by reference to the company's Registration Statement on Form S-3 (Registration No. 333-01739).

    11    Statement Regarding Computation of Earnings
          per Share                                              23

   15     Letter re: Unaudited Interim Financial Information
          - Not Applicable.

    18    Letter Regarding Change in Accounting Principles
          - Not Applicable.

    19    Report Furnished to Security Holders
          - Not Applicable.

    22    Published Report Regarding Matters Submitted
          To Vote of Security Holders - Not Applicable.

    23    Consents of Experts and Counsel - Not Applicable.

    24    Power of Attorney - Not Applicable.

    27    Financial Data Schedule

    99    Additional Exhibits - Not Applicable.