Form 10-Q
period 1996-10-05
CINCINNATI MILACRON INC /DE/
filed 1996-11-19
CIK 716823

==========================================================
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          ___________


                           FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarter ended October 5, 1996

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

                       Yes [x]     No [ ]

Number of shares of Common Stock, $1.00 par value,
outstanding as of November 15, 1996: 39,852,120
==========================================================


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



PART I.  FINANCIAL INFORMATION
CINCINNATI MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(UNAUDITED)

                                                    (In millions)

                                                 OCT. 5,   DEC. 30,
                                                 1996        1995
                                               --------   --------
ASSETS
Current assets
  Cash and cash equivalents                   $   31.7    $  133.1
  Notes and accounts receivable, less
    allowances of $14.9 in 1996 and
    $12.9 in 1995                                241.9       242.8
  Inventories
    Raw materials                                 30.4        34.7
    Work-in-process and finished parts           215.9       188.2
    Finished products                            162.2       128.8
                                              --------    --------
     Total inventories                           408.5       351.7
  Other current assets                            48.2        54.7
                                              --------    --------
    Total current assets                         730.3       782.3
Property, plant and equipment                    587.8       527.0
  Less accumulated depreciation                  292.1       261.5
                                              --------    --------
    Property, plant and equipment - net          295.7       265.5
Goodwill                                         239.4        73.6
Other noncurrent assets                           88.7        75.7
                                              --------    --------
  TOTAL ASSETS                                $1,354.1    $1,197.1
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks
    and current portion of long-term debt     $   71.4    $   23.6
  Trade accounts payable                         123.3       109.9
  Advance billings and deposits                   32.8        42.7
  Accrued and other current liabilities          183.1       213.4
                                              --------    --------

    Total current liabilities                    410.6       389.6
Long-term accrued liabilities                    204.7       204.6
Long-term debt                                   308.4       332.2
                                              --------    --------
  TOTAL LIABILITIES                              923.7       926.4
                                              ========    ========

Commitments and contingencies                       -           -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.9 in 1996
    and 34.3 in 1995)                            430.0       300.3
  Reinvested earnings (deficit)                    3.7       (32.8)
  Cumulative foreign currency translation
    adjustments                                   (9.3)       (2.8)
                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                  430.4       270.7
                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,354.1    $1,197.1
                                              ========    ========


See notes to consolidated condensed financial statements.


CINCINNATI MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(UNAUDITED)

                                          (In millions, except share
                                             and per-share amounts)

                                      16 WEEKS ENDED       40 WEEKS ENDED
                                   ------------------- --------------------
                                    OCT. 5,   OCT. 7,     OCT. 5,  OCT. 7,
                                     1996      1995        1996     1995
                                   -------   -------   --------- --------

Sales                               $511.1    $486.5    $1,275.9 $1,231.4
Cost of products sold                383.0     364.8       957.2    925.0
                                    ------    ------    -------- --------
 Manufacturing margins               128.1     121.7       318.7    306.4
                                    ------    ------    -------- --------

Other costs and expenses
 Selling and administrative           95.6      89.9       235.3    225.9
 Integration charge                     -         -           -       9.8
 Gain on sale of business               -         -           -      (5.0)
 Minority shareholders'
   interests                           1.2        .4         1.8       .7
 Other - net                           (.6)      2.4          .7      8.0
                                    ------    ------    -------- --------
   Total other costs and
     expenses                         96.2      92.7       237.8    239.4
                                    ------    ------    -------- --------

Operating earnings                    31.9      29.0        80.9     67.0

Interest
 Income                                1.5       1.0         3.9      2.5
 Expense                             (10.1)     (9.5)      (27.4)   (21.4)
                                    ------    ------    -------- --------
   Interest - net                     (8.6)     (8.5)      (23.5)   (18.9)
                                    ------    ------    -------- --------

EARNINGS BEFORE INCOME TAXES          23.3      20.5        57.4     48.1

Provision for income taxes             4.2       4.5        11.0     10.7
                                    ------    ------    -------- --------

NET EARNINGS                        $ 19.1    $ 16.0    $   46.4 $   37.4
                                    ======    ======    ======== ========

EARNINGS PER COMMON SHARE           $  .47    $  .46    $   1.23 $   1.08
                                    ======    ======    ======== ========


Dividends per common share            $.09      $.09        $.27     $.27

Weighted average number of shares
 and common share equivalents
 outstanding (in thousands)         40,099    34,980      37,499   34,578

See notes to consolidated condensed financial statements.


CINCINNATI MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                (In millions)

                                      16 WEEKS ENDED      40 WEEKS ENDED
                                   ------------------- -------------------
                                     OCT. 5,  OCT. 7,    OCT. 5,  OCT. 7,
                                      1996     1995       1996     1995
                                   --------  -------   --------  -------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
 Net earnings                       $  19.1   $ 16.0    $  46.4   $ 37.4
 Operating activities providing
   (using) cash
     Depreciation and
      amortization                     16.4     15.1       38.8     32.6
     Integration charge                  -        -          -       9.8
     Gain on sale of business            -        -          -      (5.0)
     Deferred income taxes             (4.0)     (.4)      (5.8)     (.2)
     Working capital changes
      Notes and accounts
        receivable                      8.9     21.4       21.0     33.8
      Inventories                     (19.1)   (21.5)     (36.8)   (46.0)
      Other current assets              1.8      1.2        1.6     (4.5)
      Trade accounts payable
        and other current
        liabilities                   (14.9)   (31.3)     (35.2)   (29.8)
     (Increase) decrease in
      other noncurrent assets           1.8      6.8       (3.0)     4.5
     Increase (decrease) in
      long-term accrued
      liabilities                      (6.4)      .2        3.8      3.5
     Other - net                        (.3)     2.1       (2.1)     1.9
                                    -------   ------    -------   ------
      Net cash provided by
        operating activities            3.3      9.6       28.7     38.0
                                    -------   ------    -------   ------
INVESTING ACTIVITIES CASH FLOWS
 Capital expenditures                 (16.2)   (18.4)     (38.8)   (38.3)
 Net disposals of property, plant
   and equipment                         .6      3.4        3.4      9.3
 Acquisitions                        (172.0)   (33.2)    (246.6)  (112.4)
  Cash received on sales of
   businesses                            .4       .2         .4     15.5
                                    -------   ------    -------   ------
     Net cash used by
      investing activities           (187.2)   (48.0)    (281.6)  (125.9)
                                    -------   ------    -------   ------

Financing activities cash flows
 Dividends paid                        (3.6)    (3.2)      (9.9)    (9.4)
  Issuance of long-term debt             -      17.7         -     198.2
 Repayments of long-term debt            -        -       (16.4)   (47.4)
 Increase (decrease) in amounts
   payable to banks                    40.4     17.6       48.2    (40.8)
 Net issuance of common shares           .1      5.8      129.6      9.5
                                    -------   ------    -------   ------
   Net cash provided by
     financing activities              36.9     37.9      151.5    110.1
                                    -------   ------    -------   ------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                (147.0)     (.5)    (101.4)    22.2
Cash and cash equivalents at
 beginning of period                  178.7     44.2      133.1     21.5
                                    -------   ------    -------   ------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $  31.7   $ 43.7    $  31.7   $ 43.7
                                    =======   ======    =======   ======

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

On January 26, 1996, the company completed the acquisition of The Fairchild Corporation's D-M-E business (D-M-E) for approximately $244 million including post-closing purchase price adjustments. D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The company financed the acquisition through the execution of promissory notes to the seller in the amount of $182 million (adjusted for post-closing purchase price adjustments) and cash on hand of $62 million. In February, 1996, one of the promissory notes in the amount of $12 million was subsequently repaid. In July, 1996, the company repaid the remaining $170 million by using the proceeds from an equity offering (see Shareholders'
Equity), available cash, and additional borrowings under its existing lines of credit.

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


                                                   (In millions)

                                                 1996        1995
                                              -------     -------

  Cash and cash equivalents                    $  1.3      $  3.1
  Accounts receivable                            24.8        51.7
  Inventories                                    29.6        69.3
  Other current assets                            1.2         1.3
  Property, plant and equipment - net            34.4        61.1
  Goodwill                                      177.8        50.7
  Other noncurrent assets                         3.9        14.3
                                               ------      ------
    Total assets                                273.0       251.5

  Amounts payable to banks and current
    portion of long-term debt                      -         (9.3)
  Other current liabilities                     (18.1)      (71.2)
  Long-term accrued liabilities                  (4.9)      (50.5)
  Long-term debt                                   -         (9.4)
                                               ------      ------
    Total liabilities                           (23.0)     (140.4)
                                               ------      ------
  Total acquisition cost                       $250.0      $111.1
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

At October 5, 1996 and December 30, 1995, the balance of the $16.9 million reserve was $7.6 million and $13.7 million, respectively, including approximately $6.7 million for severance and other termination benefits that are expected to be paid to approximately 70 employees later in 1996. Charges against the reserve for the 40 weeks ended October 5, 1996, and for the year ended
December 30, 1995 were $6.1 million and $3.2 million, respectively.

Unaudited pro forma sales and earnings information for the third quarters of 1996 and 1995 and the 40 weeks ended
October 5, 1996 and October 7, 1995, are presented in the following table. The amounts for 1996 assume that the acquisition of D-M-E had taken place at the beginning of 1996, while the amounts for 1995 assume that all three acquisitions had been completed on the first day of that year.

                                (In millions, except per-share amounts)

                             16 WEEKS ENDED               40 WEEKS ENDED
                           ------------------          -------------------
                           OCT. 5,     OCT. 7,         OCT. 5,      OCT. 7,
                            1996        1995            1996         1995
                           ------    --------         -------       -------

Sales                     $ 511.1     $ 531.6        $1,288.4      $1,405.2
                          =======     =======        ========      ========

Net earnings (a)          $  19.1     $  16.3        $   46.5      $   39.6
                          =======     =======        ========      ========

Per common share (a)      $   .47     $   .46        $   1.24      $   1.14
                          =======     =======        ========      ========

(a) In 1995, includes a second quarter charge of $7.8 million, or $.23 per share, to integrate certain
     Valenite and Widia operations to improve future profitability (see Integration Charge) and a first quarter gain of $4.0 million, or $.12 per share, from the sale of AMT (see Sale of Business).

INTEGRATION CHARGE
------------------

In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, and later revised in December, 1995, which also involves the integration of certain Widia operations with Valenite.
The total cost of the plan is expected to be $28.1 million
(approximately $21.0 million in cash). That portion of the overall plan that relates directly to Widia has been recorded through purchase accounting adjustments totaling
$18.3 million. As it relates to Valenite, the plan involves the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge included reserves for the cash costs of the integration of $7.0 million, including $5.8 million for severance and other termination benefits related to approximately eighty production and sales personnel and $1.2 million for facility exit costs. The charge also included $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs for the 40 weeks ended October 5, 1996 totaled $2.2 million. Charges against the reserve for the year ended December 30, 1995 totaled $4.6 million. The total cash cost of the $28.1 million plan is expected to be approximately $21.0 million and is being funded by operations and bank borrowings. As a result of the actions that are included in the integration plan, the company expects to achieve annual cost reductions of approximately $19 million, a portion of which was realized in 1995. A majority of the expected cost reductions are being realized in 1996.

SALE OF BUSINESS
----------------

In January, 1995, the company completed the sale of its American Mine Tool (AMT) business for $15.0 million resulting in a gain of $5.0 million ($4.0 million after tax, or $.12 per share). The sale did not have a significant effect on subsequent sales or earnings.

INCOME TAXES
------------

In 1996, the provision for income taxes includes U.S.
federal and state and local income taxes as well as non-
U.S. income taxes in certain jurisdictions. The company entered 1996 with non-U.S. net operating loss carryforwards totaling approximately $144 million, the deferred income tax assets related to which were substantially fully reserved at year-end 1995. The company reviews the valuation of its deferred tax assets on an ongoing basis and expects to conclude by year-end
1996 that it is more likely than not that a portion of these assets will be realized in the future. Consequently, the expected effective tax rate for 1996 includes benefits from the reversal of U.S. and certain non-U.S. valuation allowances. This factor, combined with the expected realization of net operating loss carryforwards in certain non-U.S. jurisdictions during 1996, results in a consolidated effective tax rate that is less than the U.S.
statutory rate.

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

RECEIVABLES
-----------

In January, 1996, the company entered into a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75 million of undivided interests in accounts receivable through January, 1999. This agreement replaced a similar agreement that expired in January, 1996. At
October 5, 1996 and December 30, 1995, the undivided interest in the company's gross accounts receivable that had been sold to the purchasers aggregated $72.1 million and $69.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                  (In millions)
                                                OCT. 5,    DEC. 30,
                                                 1996        1995
                                               -------     -------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation                         $  48.3     $  37.8
  Restructuring and integration reserves           8.9        18.3
  Accrued and deferred income taxes               18.4        33.5
  Other accrued expenses                         107.5       123.8
                                               -------     -------
                                               $ 183.1     $ 213.4
                                               =======     =======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation       $  61.5     $  65.3
  Accrued postretirement health
    care benefits                                 48.3        43.0
  Accrued and deferred income taxes               49.3        52.8
  Minority shareholders' interests                11.2         8.7
  Other                                           34.4        34.8
                                               -------     -------
                                               $ 204.7     $ 204.6
                                               =======     =======

LONG-TERM DEBT
--------------

Long-term debt is shown in the following table.

                                                   (In millions)
                                               OCT. 5,     DEC. 30,
                                                1996         1995
                                               ------      -------
LONG-TERM DEBT
  7-7/8% Notes due 2000                        $ 100.0     $ 100.0
  8-3/8% Notes due 2004                          115.0       115.0
  12% Sinking Fund Debentures due 2010              .8        10.8
  Revolving credit facility                       81.6        87.1
  Other                                           14.4        22.6
                                               -------     -------
Total long-term debt                             311.8       335.5
Less current maturities                           (3.4)       (3.3)
                                               -------     -------
                                               $ 308.4     $ 332.2
                                               =======     =======

In 1995, the company completed a public offering involving the placement of $100 million of 7-7/8% Notes due 2000.
The proceeds were used to repay outstanding indebtedness.

The 12% Sinking Fund Debentures due 2010 have annual sinking fund requirements commencing in 1996. The terms of the indenture require the company to redeem at par $5 million of the debentures to meet the annual sinking fund requirement commencing in July, 1996 and the company, at its option, may increase such payment to total $10 million. In accordance with the terms of the indenture, the company elected to exercise this option and defeased at par $10 million of debentures on June 11, 1996, with U.S. Treasury Notes valued at $10.2 million.

Outstanding borrowings under the company's revolving credit facility of DM 125 million ($81.6 million at October 5, 1996 and $87.1 million at December 30, 1995) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year.

LINES OF CREDIT
---------------

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

At October 5, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $525 million, including the $300 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $210 million at October 5, 1996.

SHAREHOLDERS' EQUITY
--------------------

On May 20, 1996, the company completed the issuance of an additional 5.5 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $128.8 million. The proceeds of the offering were used to repay a portion of the promissory notes issued to the seller in connection with the acquisition of D-M-E.

CONTINGENCIES
-------------

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


ORGANIZATION
------------

The company has three business segments: plastics machinery, machine tools, and industrial products.
Financial information for each of these segments for the third quarters of 1996 and 1995 and for the 40 weeks ended
October 5, 1996 and October 7, 1995 are presented below.

                                                  (In millions)
                                     16 WEEKS ENDED      40 WEEKS ENDED
                                    ----------------  ------------------
                                    OCT. 5,  OCT. 7,    OCT. 5,    OCT. 7,
                                     1996     1995       1996       1995
                                    ------   ------   ---------  --------
Sales
  Plastics machinery                $193.6   $157.7   $  474.6   $  436.7
  Machine tools                      105.6    111.6      273.2      292.0
  Industrial products                211.9    217.2      528.1      502.7
                                    ------   ------   --------   --------
                                    $511.1   $486.5   $1,275.9   $1,231.4
                                    ======   ======   ========   ========
Operating earnings (loss)
  Plastics machinery                $ 18.1   $ 15.7   $   42.3   $   44.1
  Machine tools                         .4      3.2        1.1        1.3
  Industrial products                 21.5     17.4       57.0       44.8
  Integration charge (a)                -        -          -        (9.8)
  Gain on sale of business (b)          -        -          -         5.0
  Corporate expenses                  (4.8)    (4.6)     (12.4)     (11.2)
  Other unallocated expenses (c)      (3.3)    (2.7)      (7.1)      (7.2)
                                    ------   ------   --------   --------
                                    $ 31.9   $ 29.0   $   80.9   $   67.0
                                    ======   ======   ========   ========

New orders
  Plastics machinery                $208.9   $150.2   $  471.4   $  428.4
  Machine tools                      133.8    132.2      312.3      333.1
  Industrial products                209.7    210.8      528.8      499.2
                                    ------   ------   --------   --------
                                    $552.4   $493.2   $1,312.5   $1,260.7
                                    ======   ======   ========   ========

Ending backlog                      $385.9   $395.1   $  385.9   $  395.1
                                    ======   ======   ========   ========

(a) Represents a charge related to the industrial products segment to integrate certain Valenite and Widia operations to improve future profitability.
(b)  Represents a gain on the sale of the company's
     American Mine Tool business, which was part of the industrial products segment.
(c) Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.

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

Most recently, on January 26, 1996, the company acquired D-
M-E, which is included in the company's plastics machinery segment for the second and third quarters of 1996 and for seven weeks of the first quarter of 1996. This acquisition had the effect of increasing new orders and sales by approximately $43 million in the third quarter and $110 million in the first three quarters of 1996.

On December 30, 1995, the company sold its Electronic
Systems Division (ESD), which was included in the machine tools segment. ESD contributed approximately $12 million and $9 million of new orders and sales, respectively, related to external customers in the third quarter of 1995 and $27 million of new orders and $21 million of sales in the first three quarters of the year. ESD's operating earnings were $3.7 million and $10.0 million for the third quarter and first three quarters of 1995, respectively.

On July 20, 1995, the company acquired Talbot, and on February 1, 1995, the company acquired Widia. Both businesses are included in the industrial products segment. The timing of these acquisitions caused an increase in new orders and sales in the third quarter and first three quarters of 1996 over 1995 by approximately $5 million and $45 million, respectively.

On January 27, 1995, the company sold its American Mine
Tool (AMT) business which was formerly part of the industrial products segment. AMT's new orders, sales and operating earnings in 1995 were immaterial, but its disposition resulted in a gain of $5.0 million before tax
($4.0 million after-tax) in the first three quarters of 1995.

PRESENCE OUTSIDE THE U.S.

Because of the company's recent acquisitions, as well as the company's internal growth in non-U.S. markets, approximately half of the company's sales and operating earnings are now being generated outside the U.S. Foreign currency exchange rate fluctuations affect the translation of these sales and earnings, as well as consolidated shareholders' equity. However, the company's major foreign operations are in European countries which have not experienced significant currency exchange rate fluctuations in recent years. In 1996, the weaker
European currencies had the translation effect of decreasing new orders and sales by $19 million in the third quarter, and $42 million of new orders and $32 million of sales, in the first three quarters of the year.
Similarly, net earnings were reduced by $0.7 million and $1.6 million in the third quarter and first three quarters of 1996, respectively. In addition, in the third quarter of 1996 there was an increase in shareholders' equity due to a $1 million change in the cumulative foreign currency translation adjustment.

NEW ORDERS AND BACKLOG

New orders in the third quarter of 1996 of $552 million were up $59 million, or 12%, from the third quarter of 1995. Excluding the effects of the acquisitions and divestitures, new orders increased by $23 million, despite a $19 million decline due to currency exchange rate changes.

Orders for plastics machinery increased by $59 million, in part due to the D-M-E acquisition. Excluding the acquisition, new orders increased 10% due to increased demand in the U.S. injection molding machine business.
Machine Tool orders were $134 million in the third quarter of 1996 compared with $120 million in 1995, after excluding ESD's $12 million of 1995 orders. Orders from aerospace customers increased, which offset a decline in orders for standard machine tools. Orders for industrial products were $210 million in the third quarter of 1996, about the same as 1995, despite currency translation effects. Midway through the third quarter of 1996, the market for European cutting tools and industrial magnets began to decline which affected third quarter new orders, as well as sales.

For the first three quarters of 1996, new orders totaled
$1,313 million, up $52 million from $1,261 million in the first three quarters of 1995. Excluding acquisition and divestiture effects, new orders declined by $83 million
($41 million excluding currency effects) mostly due to reduced orders for injection molding machines produced in the U.S. and Europe and standard machine tool products produced in the U.S.

U.S. export orders were $49 million and $132 million in the third quarter and first three quarters of 1996, respectively, compared with $59 million and $125 million in the comparable periods of 1995. The decrease in the 1996 third quarter relates to an unusually high level of machine tool export orders in the third quarter of 1995 that were not repeated in 1996; the increase for the first three quarters of 1996 results from the D-M-E acquisition.

The company's backlog of unfilled orders increased from $345 million at June 15, 1996, to $386 million at October
5, 1996. The increase results from an excess of new orders over sales for machine tools, particularly grinders and aerospace machines; U.S. injection molding machines; and European-built extrusion systems.

SALES

Sales in the third quarter of 1996 of $511 million increased by $25 million, or 5%, over the third quarter of 1995. Excluding the effects of the acquisitions and divestitures, sales declined by $14 million, including $19 million caused by currency exchange rate changes.
Plastics machinery sales increased by $36 million due to the D-M-E acquisitions. After excluding the effect of the ESD divestiture, machine tool sales increased by $3 million reflecting weak sales of U.S.-built standard machine tools, which was more than offset by increased sales of advanced systems for aerospace customers and European-built standard machine tools. Excluding acquisition effects, industrial products' sales declined about 5% due to currency translation effects and lower sales of Widia's cutting tools and industrial magnets in Europe, as described above.

For the first three quarters of 1996, sales were $1,276 million, up from $1,231 million in 1995. Excluding acquisition and divestiture effects, sales declined by $91 million ($59 million excluding currency effects), mostly due to reduced sales of injection molding machines in the U.S. and Europe and U.S.-built standard machine tool products.

Export sales were $53 million and $134 million in the third quarter and the first three quarters of 1996 compared with $48 million and $113 million in the comparable periods of 1995. Most of the increases resulted from the D-M-E acquisition.

MARGINS, COST AND EXPENSES

The manufacturing margin percent of 25.1% in the third quarter of 1996 increased from 25.0% in the third quarter of 1995. The increase resulted primarily from better productivity at Widia as a result of the company's restructuring and integration actions. Margins were also helped by a rebound in plastics machinery despite continued discounting. The high discount levels, which are expected to continue in the fourth quarter, have been offset to a good extent by aggressive measures to reduce costs and improve productivity. Margins in the third quarter of 1996 for machine tools declined primarily due to the ESD divestiture. Margins for industrial products increased, primarily due to improved profitability for European cutting tools as a result of the restructuring.

The manufacturing margin of 25.0% in the first three quarters of 1996 improved over the 24.9% in the first three quarters of 1995. In general, margins have declined for plastics machinery due to market conditions in the first half of 1996, which have been offset in part by higher margins for D-M-E products. Machine tool margins have declined due to the ESD divestiture. Margins for industrial products have increased due to the effects of the restructuring.

Selling and administrative expenses, as a percent to sales, were virtually unchanged in 1996 from 1995.
Administrative expenses increased with the acquisitions.
Selling expenses increased in the third quarter of 1996 due to costs associated with the bi-annual international machine tool show, but expenses for the three quarters of 1996 continued to approximate 16% of sales.

The 1995 $9.8 million integration charge relates to the company's Widia acquisition and the subsequent integration of some of Valenite's non-U.S. operations with Widia.
This allowed the company to capitalize on synergistic opportunities and thereby improve Valenite and Widia's profitability, which is being realized in 1996.

The 1995 gain on sale of business represents the $5.0 million before tax gain on the sale of AMT.

Minority shareholders' interest increased in 1996 primarily due to the improved profitability of Widia's subsidiary in India.

Other expense-net declined in the third quarter of 1996, largely due to a favorable settlement of a legal claim during the third quarter of 1996 and currency exchange gains in certain non-U.S. businesses. For the first three quarters of 1996, this figure declined compared with the comparable period of 1995 primarily due to reduced costs associated with the sale of accounts receivable, increased gains on the sale of surplus assets, currency exchange gains and other non-recurring items.

Interest-net was virtually unchanged during the third quarter of 1996 due to an increase of interest income associated with the temporary investment of the proceeds from the equity offering until the repayment of the D-M-E debt in July 29, 1996. See "Liquidity and Sources of
Capital."

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $23.3 million in the third quarter of 1996 exceeded the $20.5 million in the third quarter of 1995. Earnings for the first three quarters of 1996 totaled $57.4 million, representing a $9.3 million increase over $48.1 million in the comparable period of 1995. However, after excluding the $5.0 million gain on the sale of a business and the $9.8 million integration charge from 1995 earnings, 1996 earnings before income taxes increased $4.5 million over the comparable period of 1995.

INCOME TAXES

The company's provision for income taxes includes U.S.
federal and state and local income taxes as well as non-
U.S. income taxes in certain jurisdictions. In 1995 and 1996, the company had sizeable net operating loss carryforwards in several countries. The utilization of those loss carryforwards, as well as partial reversal of U.S. and non-U.S. tax valuation allowances in 1996, results in effective tax rates that are lower than the U.S. statutory rate.

NET EARNINGS

Net earnings were $19.1 million, or $.47 per share, in the third quarter of 1996 compared with $16.0 million, or $.46 per share, in the third quarter of 1995 For the first three quarters of 1996, net earnings were $46.4 million, or $1.23 per share, up from $37.4 million, or $1.08 per share, in 1995's first three quarters.
Excluding the $7.8 million after tax charge and the $4.0 million after tax gain in 1995, 1996 net earnings increased $5.2 million from $41.2 million, or $1.19 per share.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At October 5, 1996, the company had cash and cash equivalents of $32 million, a decrease of $101 million from the December 30, 1995 balance. The decrease was caused primarily by the
D-M-E acquisition, offset in part by the proceeds from the equity offering described below.

In the third quarter of 1996 and for the first three quarters of 1996, operating activities generated cash of $3 million and $29 million, respectively. These amounts represent modest declines from the prior year periods.
Increased business levels during the third quarter of 1996 have resulted in higher working capital requirements which were partially offset by the sale of accounts receivable under an agreement which permits the sale of up to $75 million of undivided interests in accounts receivable.
The amounts of accounts receivable sold under the agreement totaled $72.5 million, $56.5 million and $69.0 million at October 5, 1996. June 15, 1996 and December
30, 1995, respectively. Increases and decreases in the amounts sold are reported as operating cash flows. The company incurred cash costs of $4 million in the third quarter and $8 million in the first three quarters of 1996 for the Widia/Valenite integration and restructuring. For the first three quarters of 1995 the company incurred cash costs of $3 million for the machine tool consolidation.

Investing activities in the third quarter of 1996 resulted in a $187 million use of cash, mostly due to the use of cash to repay the debt associated with the D-M-E acquisition. For the year, the company is now estimating total capital expenditures to approximate $69 million, as compared with $52 million in 1995. Also affecting the use of cash for investing activities in the first three quarters of 1996 and 1995 are the acquisitions: $247 million for D-M-E in 1996, and $79 million for Widia and $33 million for Talbot in 1995.

Financing activities provided $37 million of cash in the third quarter of 1996, primarily due to an increase in amounts payable to banks to complete the D-M-E acquisition. For the first three quarters of 1996, financing activities provided $152 million which includes, in addition to the increase in bank debt, $129 million of net proceeds from the issuance of 5.5 million additional shares of common stock in the second quarter of 1996. For the first three quarters of 1995, financing activities provided $110 million, including $98 million of net proceeds from the issuance of 7-7/8% notes due in May, 2000.

As of October 5, 1996, the company's current ratio was 1.8, down from 2.0 at December 30, 1995 but up from 1.7 at June 15, 1996.

At October 5, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $525 million, including a $300 million committed revolving credit facility. In the first quarter of 1996, the revolving credit facility was increased to $300 million to finance the acquisition of D-M-E and to extend the debt maturity to January 31, 2000. The facility imposes a number of restrictions, including restrictions on total indebtedness in relation to total capital. The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the amended facility, the company's additional borrowing capacity totaled approximately $210 million at October 5, 1996.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling
$50 million at October 5, 1996, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At October 5, 1996, approximately $224 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $380 million at October 5, 1996, an increase of $24 million over December 30, 1995, primarily as a result of the D-M-E acquisition. The ratio of total debt to total capital (debt plus equity) was 47% at October 5, 1996, down from 55% at June 15, 1996, and 57% at December 30, 1995. The improvement in the third quarter of 1996 resulted primarily from the repayment of debt which was incurred in connection with the D-M-E acquisition. The company believes that its cash flow from operations and available credit lines will be sufficient to meet its debt service, capital expenditures and other operating requirements.

OUTLOOK
-------

The company continues to experience soft demand in Europe affecting all of its business segments. For the fourth quarter, the company anticipates incremental year-over-year increases in consolidated sales, orders and earnings
(excluding the 1995 non-recurring gain on the sale of ESD), as further gains in plastics machinery and machine tools offset current slowness in industrial products.
Barring unforeseen recessions in 1997, the company believes it is positioned to achieve better results in each of its segments.

The forward-looking statements included above by their nature involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary Statement below.

__________________________________________________________
CAUTIONARY STATEMENT

* The company wishes to caution readers that all its forward-looking statements in the "Outlook" section above and elsewhere, which include all statements which, at the time made, speak about the future, are based upon its interpretation of what it believes are significant factors affecting its businesses. The company believes the following important factors, among others, in some cases have affected, and, in the future, could affect, the company's actual results and could cause the company's actual consolidated results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

           Exhibit (4) - Instruments Defining the Rights of
                         Security Holders, Including Indentures

           Exhibit (10) - Material Contracts

           Exhibit (11) - Statement Regarding Computation of
                          Earnings Per Share - filed as a part of Part I

           Exhibit (27) - Financial Data Schedule - filed as
                          part of Part I

       (b) Reports on Form 8-K

           There were no reports on Form 8-K filed
           during the quarter ended October 5, 1996



Cincinnati Milacron Inc. and Subsidiaries

Signatures


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:  November 18, 1996        By:/s/ Robert P. Lienesch
                                   -----------------------------
                                   Robert P. Lienesch
                                   Controller



Date:  November 18, 1996        By:/s/ Ronald D. Brown
                                   ------------------------------
                                   Ronald D. Brown
                                   Vice President - Finance
                                   and Chief Financial Officer


Cincinnati Milacron Inc. and Subsidiaries
Index to Exhibits


Exhibit No.                                          Page No.

    2     Plan of Acquisition, Reorganization,
          Arrangement,Liquidation or
          Succession - Not Applicable.

    4     Instruments Defining the Rights of Security
          Holders, Including Indentures.

    4.1   12% Sinking Fund Debentures due July 15, 2010
          - Incorporated herein by reference to the company's Registration Statement on
             Form S-3(Registration No. 2-98653).

    4.2   8-3/8% Notes due 2004
          - Incorporated herein by reference to the company's Amendment No. 3 to Form S-4
            Registration Statement(Registration No. 33-53009).

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

   10.2   - Underwriting Agreement between Cincinnati
            Milacron Inc. and CS First Boston Corporation,
            BT Securities Corporation, Merrill Lynch,
            Pierce, Fenner & Smith Incorporated and
            J.P. Morgan Securities Inc.
              -Incorporated herein by reference to the
               company's Registration Statement on
               Form S-3 (Registration No.333-01739).

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

   15     Letter re: Unaudited Interim Financial Information
          - Not Applicable.

    18    Letter Regarding Change in Accounting Principles
          - Not Applicable.

    19    Report Furnished to Security Holders
          - Not Applicable.

   22     Published Report Regarding Matters Submitted
          To Vote of Security Holders - Not Applicable.

   23     Consents of Experts and Counsel - Not Applicable.

   24     Power of Attorney - Not Applicable.

   27     Financial Data Schedule                                   24

   99     Additional Exhibits - Not Applicable.