Form 10-K
period 1996-12-28
CINCINNATI MILACRON INC /DE/
filed 1997-03-20
CIK 716823

===============================================================


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         -------------


                           FORM 10-K


[x]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 28, 1996.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required).  For the
transition period from        to
                       ------    ------

                 Commission file number 1-8485

                    CINCINNATI MILACRON INC.

     (Exact name of registrant as specified in its charter)

               Delaware                     31-1062125
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

                      4701 Marburg Avenue
                     Cincinnati, Ohio 45209
            (Address of principal executive offices)

Registrant's telephone number including area code
(513) 841-8000

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

The aggregate market value of voting stock held by non-affiliates of the registrant is $721,842,849 at 2/28/97.*

*Voting stock held by officers, directors and principal holders is not included in the computation. The Company, however, has not made a determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 1997: 39,814,496

Documents incorporated by reference:
PART III - Proxy statement, dated March 21, 1997
===============================================================




                    CINCINNATI MILACRON INC.
                         1996 FORM 10-K
                       TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item  1.  Business                                         3
          Executive Officers of the Registrant            18
Item  2.  Properties                                      20
Item  3.  Legal Proceedings                               20
Item  4.  Submission of Matters to a Vote
          of Security-Holders                             20



PART II

Item  5.  Market for the Registrant's Common
          Equity and Related Stockholder Matters          20
Item  6.  Selected Financial Data                         21
Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                      23
Item  8.  Financial Statements and Supplementary Data     30
Item  9.  Changes in and Disagreements with
          Accountants  on Accounting and
          Financial Disclosure                            48



PART III

Item 10.  Directors and Executive Officers of
          the Registrant                                  48
Item 11.  Executive Compensation                          48
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           48
Item 13.  Certain Relationships and Related
          Transactions                                    48



PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                         49
          Signatures                                      53
          Index to Certain Exhibits and Financial
          Statement Schedules                             54
          Exhibit 11  - Computation of Per-Share
                         Earnings                         55
          Exhibit 21  - Subsidiaries of the Registrant    56
          Exhibit 23  - Consent of Experts and Counsel    58
          Exhibit 27  - Financial Data Schedule           59
          Schedule II - Valuation and Qualifying
                        Accounts and Reserves             60


PART I
------

ITEM 1.  BUSINESS

GENERAL
-------

The company is a leading global manufacturer of products and provider of services and technology used to process engineered materials. Incorporated in Delaware in 1983, the company is a successor to a business established in 1884.

The company has three business segments: plastics machinery, machine tools and industrial products. The company's plastics machinery business includes injection molding machines, mold bases and components for injection molding, extrusion systems, blow molding machines and auxiliary equipment. The company's machine tool business consists of turning and machining centers, grinding machines, flexible manufacturing cells, and advanced systems primarily for the aerospace industry. The company's industrial products business includes metalcutting tools, metalworking fluids, grinding wheels, carbide wear parts and industrial magnets.

The company has gone through a major transformation over the last four years, primarily through strategic acquisitions, accelerated new product development, expanded distribution, and the consolidation of its U.S. machine tool operations. As a result, the company has achieved a more equal balance among its segments' sales, and between its U.S. and non-U.S. sales, and has become less dependent upon the capital goods market. From 1992 to 1996, the company's consolidated sales have grown at a compound annual rate of 22% from $789 million to $1.7 billion.

In 1996, more than 40% of sales came from the industrial products segment, making it the company's largest business segment in that year. The plastics machinery segment was the second-largest business segment in 1996, with approximately 38% of sales, while the machine tools segment contributed about 22% of sales. The company expects the growth in industrial products and plastics machinery sales will make it less susceptible to the historically severe business cycles and lower margins characteristic of the machine tool business.

Today, the company sells products and provides services to industrial customers throughout the world. Sales to customers outside the U.S. increased from $298 million in 1993, representing 29% of total sales, to $810 million in 1996, representing 47% of total sales. The company has been successful in penetrating international markets through acquisitions, expanded distribution, increased exports, and license and joint venture agreements. The company believes its current geographic sales balance helps compensate for varying economic cycles around the world and that its increased presence outside the U.S. will reduce its dependence upon the U.S. economy.

Largely as a result of the acquisitions, the company's product mix has become more balanced. In 1996, 42% of sales were generated through the sale of capital goods, with the balance coming from durable goods, consumables, and components and services.

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

STRATEGIC ACQUISITIONS AND DIVESTITURES
---------------------------------------

The company continually explores acquisition, divestiture and consolidation opportunities when it believes such actions could expand markets, enhance product synergies or improve earnings potential for the long term. Over the last four years, the company has completed several strategic acquisitions and divestitures which the company believes will increase its potential for further growth. In its plastics machinery segment, the company acquired FM Maschinenbau GmbH (Ferromatik), the injection molding machine business, including its international sales companies, from Kloeckner-Werke AG, in 1993 and The Fairchild Corporation's D-M-E business (D-M-E) from The Fairchild Corporation in 1996.

Ferromatik is one of Europe's leading manufacturers of plastics injection molding machines. With 1996 sales of approximately $130 million, Ferromatik expanded the company's plastics processing technology base and product line and enabled the company to achieve its objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets.

D-M-E is the largest U.S. producer of mold bases, components and supplies for the plastic injection moldmaking industry. With sales of approximately $153 million for the eleven months it was owned by the company in 1996, D-M-E serves customers throughout the world with ten major manufacturing facilities, plus several international joint-venture operations. The company believes D-M-E will continue to enhance its plastics machinery business because it provides the mold bases, supplies and components used in the mold apparatus inside an injection molding machine. D-M-E is the U.S. market leader with a well-established reputation for high quality.

In 1993, the company disposed of its Sano plastics machinery business, due in part to continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth potential.

In the three years prior to 1996, the company made three strategic acquisitions in its industrial products segment: GTE Valenite Corporation (Valenite), Krupp Widia GmbH (Widia) and Talbot Holdings, Ltd. (Talbot), all of which have metalcutting tools as their primary product line. The company believes that it is now the second-largest U.S. and third-largest worldwide producer of carbide metalcutting tool systems.

Valenite was acquired in February, 1993. With principal operations in the U.S. and Canada, it is a leading producer of consumable industrial metalcutting tools. Valenite's 1996 sales approximated $230 million, excluding about $35 million of European sales now managed by Widia.

Widia, acquired in February, 1995, is one of the world's leading producers of industrial metalworking products, with 1996 sales approximating $310 million. Widia's strong presence in Europe and India complements Valenite's strengths in the North American and Japanese markets. Widia also enhances the company's technological base, diversifies its industrial consumable product line and expands its worldwide sales and distribution network. During 1995, the company implemented an integration plan to maximize the synergies between Valenite and Widia worldwide. The plan was substantially completed in the first half of 1996, except for certain personnel reductions at Widia. As a result of the actions included in the plan, the company is achieving annual cost savings in excess of $20 million.

The company acquired Talbot in July, 1995. With 1996 sales of approximately $40 million, Talbot is a major supplier of round high-speed steel and carbide metalcutting tools, such as mills and taps, and is the largest U.S. producer of end mills. These cutting tools, which are not produced by either Valenite or Widia, are sold through independent distributors and a direct sales force. The Talbot acquisition enabled the company to increase its product coverage from approximately 40% to 65% of the types of cutting tools consumed by the world market.

In 1995 the company sold American Mine Tool (AMT), a small business that was purchased as part of the Valenite acquisition. This business did not serve a major global market with good long-term growth potential.

In its machine tools segment, the company sold its Electronic Systems Division (ESD) in December, 1995 for $104 million.
Most of ESD's sales were to the company's other divisions. In addition, ESD had sales to unaffiliated customers which totaled approximately $30 million in 1995. ESD was sold to redeploy assets into the company's remaining businesses as well as to partially fund the acquisition of D-M-E. To maintain control system continuity and development, the company entered into a long-term supply and services agreement with the purchaser of ESD to continue to provide the company's machine tool and plastics machinery businesses with technologically advanced control systems.

In 1994, the company completed a major consolidation of its U.S. machine tool operations, closing two plants in South
Carolina and moving all of its U.S. production to its main machine tool facilities in Cincinnati, Ohio.

PRODUCT DEVELOPMENT AND CAPITAL EXPENDITURES
--------------------------------------------

As part of its objective to enhance its growth potential and global competitiveness, the company continues to invest in research and development and in new capital equipment.
Research and development investment in 1996 totaled $49 million, or 2.8% of sales. In 1996, the company invested $65 million for capital additions, primarily to install advanced systems throughout its operations worldwide. For 1997, the company is budgeting an increase in capital expenditures to $83 million.

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

PLASTICS MACHINERY BUSINESS
---------------------------

The company believes it is the largest and broadest-line U.S. producer of plastics machinery and one of the three largest in the world, and the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. In 1996, the company's plastics machinery segment sales were $662 million. The company sells plastics machinery to manufacturers in several key industries, including automotive, construction, electronics, consumer goods and packaging. The company believes it offers more varieties of machinery to process plastic than any other U.S. company.

One of the company's strengths in the plastics machinery business stems from having complete lines of machines for three major plastics processing technologies: injection molding machines, and systems for extrusion and blow molding machinery. The company also sells specialty auxiliary equipment for plastics processing and rebuilds and retrofits older injection molding equipment manufactured by the company or others.

The company distributes all of its plastics machinery products through a combination of a direct sales force and independent agents who are geographically spread throughout the key markets of the world. Its mold bases, supplies and components are sold through a distribution network in the U.S. and Europe and through a large network of joint venture sales and service offices in Asia.

PLASTICS MACHINERY INDUSTRY

The market for plastics machinery has grown steadily over the past four decades, as plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the transportation, construction, housewares, electrical, and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics machinery market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, the plastics machinery market is subject to economic cycles, but to a lesser degree than the machine tool market. In particular, the market for injection molding machines is driven by resin prices and production, the consumer economy and the automotive industry. From 1992, plastics machinery orders have been strong, although the company began to experience some softening of demand in early 1996 due to an expected short-term price increase in resin material, but demand picked up later in the year and the company expects continued growth.

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

THE COMPANY'S PLASTICS MACHINERY BUSINESS

With the acquisition of D-M-E in January of 1996, the company's plastics machinery segment consists of four major products lines: injection molding machines, extrusions systems and blow molding machines, as well as standardized mold bases, components, and supplies for the plastics injection moldmaking industry.

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

The company has completed a restructuring of Ferromatik to derive synergies between Ferromatik and other company operations and to improve Ferromatik operations through implementation of manufacturing techniques and methods currently being used in the company's U.S. plastics machinery operations. For example, Ferromatik has now implemented cellular manufacturing techniques which have significantly reduced manufacturing lead time, in-process inventory, and handling costs. In addition, using Wolfpack techniques, the company redesigned several major product lines resulting in lower product cost. The restructuring also reduced overall marketing costs through the consolidation of the company's former European marketing organization into the Ferromatik marketing organization. The company believes that this restructuring has helped, and will continue to help, it to achieve its cost reduction goals in both marketing and manufacturing.

The company sells several of its successful U.S. and Ferromatik plastics machinery lines to European customers through Ferromatik's sales and distribution network.

In May, 1995, the company announced the startup of a joint venture, Cincinnati Milacron PL (CMPL), with a well-established plastics machinery maker in Ahmedabad, India. This operation builds entry-level injection molding machines for Asian and South American markets. In 1995, CMPL completed the implementation of its product introductions and opened sales offices throughout the major cities of India. In addition, CMPL announced their intent to build a new factory in Ahmedabad to support other plastic machinery products as well.

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

MOLD BASES AND COMPONENTS. In January, 1996, the company completed the acquisition of D-M-E, which the company believes is the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry, serving customers throughout the world with ten major manufacturing facilities, plus several international joint venture operations. Its sales approximated $153 million for the eleven months of 1996 that it was owned by the company. Like most of the company's plastics business, D-M-E serves the largest segment of the market, the injection molding process. D-M-E complements the company's other businesses because D-M-E provides the mold bases, supplies and components used in the mold apparatus inside the injection molding machines. The company is beginning to achieve synergies in a number of areas, including manufacturing process, technology, marketing and distribution.

SPECIALTY EQUIPMENT. The company sells a variety of specialty equipment used in the processing of plastics products, including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems, all of which are manufactured by third parties to the company's specifications. The company also sells a line of vertical injection molding machines which are manufactured to the company's specifications by a third party. The company also rebuilds and retrofits older types of injection molding equipment sold by the company or others, refitting them with new controls and software.

PRODUCTION FACILITIES.

For the plastics machinery segment, the company maintains the following principal production facilities:


FACILITY                        PRODUCTS
--------                        --------
Ahmedabad, India (a)            Injection molding machines.

Batavia, Ohio                   Injection and blow molding
                                machines.

Charlevoix, Michigan            Mold components.

Cincinnati, Ohio                Extrusion systems.

Hillside, New Jersey            Special mold base components.

Lewistown, Pennsylvania         Mold components.

Madison Heights, Michigan       Mold base components.

Malterdingen, Germany           Injection molding machines.

Mechelen, Belgium               Mold base components.

Melrose Park, Illinois          Special mold base components.

Monterey Park, California       Special mold base components.

Mt. Orab, Ohio (b)              Plastics machinery parts.

Neuenstadt am Kocher, Germany   Special mold base components.

Vienna, Austria                 Extrusion systems.

Windsor, Ontario, Canada        Special machinery for mold
                                bases.

Youngwood, Pennsylvania         Steel Processing and mold
                                components.


(a) The plant in Ahmedabad, India is leased from another party.

(b) The plant in Mt. Orab, Ohio operates under a long-term lease, which was financed by the sale of State of Ohio Industrial Development Revenue Bonds. At the expiration of the long-term lease, the company will acquire title to the leased properties at a nominal cost.


SALES, MARKETING AND CUSTOMER SERVICE

The company maintains a large direct sales force in the U.S. for its plastics machinery segment, which it supplements with independent agents. Internationally, the company uses both a direct sales force and independent agents. In the U.S., the plastics machinery business uses the company's Cincinnati, Ohio, headquarters, as well as sales and service centers in Allentown, Pennsylvania; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; and Los Angeles, California to market its products and provide customer support and training. Through its Austrian and Ferromatik subsidiaries, the company has an extensive sales, marketing, service and distribution system throughout Europe. D-M-E operates through distribution centers strategically located in industrial and manufacturing areas where most injection molding takes place. Distribution is through a broad distribution network in the U.S. and Europe. In Asia, D-M-E sells through a large network of joint venture sales and service offices.

COMPETITION

The markets for plastics machinery in North America and worldwide are highly competitive and are made up of a number of U.S., European and Asian competitors. The company believes it has a significant share of the U.S. market for the types of products it produces, and, with the D-M-E acquisition, the company believes it is the broadest-line maker of equipment, supplies and systems for plastics processing in the world. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics machinery industry are: product features, technology, quality, performance, reliability, speed of delivery, price and customer service.
The Wolfpack program is designed to maintain and enhance the company's competitive position worldwide with respect to each of these competitive factors.


MACHINE TOOL BUSINESS
---------------------

The company is a leading U.S. producer of machine tools. A machine tool is a power-driven machine that is used to cut, form or shape metal and other materials. Machine tools are typically installed as capital equipment in metalworking industries. In 1996, the company's machine tool segment sales were $372 million.

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

CNC GRINDING MACHINES. CNC precision grinding machines are used to bring a part surface into a more precise dimension or surface. There are several kinds of grinding processes. The company specializes in centerless grinding machines, which grind external diameters of cylindrical parts such as bearings, compressor shafts and cam shafts. The company believes that it has a long-standing leadership position in the U.S. centerless grinding business with an installed base of several thousand machines.

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

The company is also a pioneer and world leader in the development of new machines and systems to automate the manufacture of components made of advanced composite materials, such as carbon or graphite fibers in combination with epoxy. These systems are used by the aerospace industry to manufacture a variety of high strength-to-weight ratio structural and air surface components. The company's unique fiber-placement machine was honored by R&D Magazine as one of the most significant inventions in 1995.


LARGE MACHINE TOOLS. The company makes large multi-axis metalcutting machines and systems for the manufacturers of heavy machinery such as farm and construction implements and machinery, off-road vehicles and power generation equipment.

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

PRODUCTION FACILITIES.

For the machine tools segment, the company maintains the following principal production facilities:


FACILITY            PRODUCTS
--------            --------
Birmingham, England  Standard vertical CNC machining centers and CNC turning centers.

Cincinnati, Ohio     Standard machine tool products and
(4 plants)           advanced systems.


SALES, MARKETING AND CUSTOMER SERVICE

A strong distribution network is one of the cornerstones in the company's strategy to improve its position in the global market for standard machine tools. The company markets machine tools in North America through a comprehensive network of independent distributors assisted by the company's factory support and direct sales force. Through these distributors, the company currently has approximately 330 sales people representing its machine tool business in North America.

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

COMPETITION

The worldwide machine tool industry is made up of a number of competitors, none of which has a dominant market share. The markets for the company's machine tools are highly competitive in the U.S. and internationally, with strong competition from U.S., European and Asian companies in all markets. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category.

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

INDUSTRIAL PRODUCTS BUSINESS
----------------------------

The company produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets, in total representing over 150,000 different products. In 1996, sales of the company's industrial products segment were $696 million. The company believes it is a leader in many new product technologies, including synthetic lubricants, use of synthetic ceramic abrasives, high-performance cutting tool coatings, and product designs using computer modeling. Over 75% of the company's industrial products sales are of consumable products, which means they are depleted during the process for which they are used, offering the company a continuous opportunity to sell replacement products to its customers. The company believes that its industrial products business complements its plastics machinery and machine tool businesses, because the industrial products business is exposed to less pronounced business cycles and, therefore, generates more consistent cash flows.

INDUSTRIAL PRODUCTS INDUSTRY

The company's industrial products business participates in a $35 billion world market, which traditionally has grown at a rate approximating the growth of the world GDP. The company's products address approximately $20 billion of the world market with heaviest market penetration in the U.S. and Europe, and in the case of metalcutting tools, India. The company serves customers in the industrial components and machinery, automotive and electrical industries, as well as job shops.

THE COMPANY'S INDUSTRIAL PRODUCTS BUSINESS

METALCUTTING TOOLS. Metalcutting tools are made of carbide, steel and other materials and include systems to hold metalcutting tools that are used on machine tools for use in a wide variety of metalcutting operations. The company believes that, through its subsidiaries, Valenite, Widia and Talbot, it is the second-largest producer of carbide metalcutting tool systems in the U.S. and the third-largest worldwide. Valenite manufactures over 38,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling, and standard and special steel insert holders. Valenite has an excellent market position in the automotive, off-road vehicle and truck industries and has strong market positions in carbide wear parts for metalforming and in products requiring the wear and corrosion-resistant properties of tungsten carbide.

In February, 1995, the company completed the acquisition of Widia, a major European metalcutting tool maker with key production facilities in Germany and other Western European countries. Widia also owns a 51% interest in Widia (India) Ltd., an Indian public company. Widia's product lines include tungsten carbide cutting tool inserts and steel insert holders needed for metalcutting operations, carbide wear parts used in forming and stamping metal, and both soft and permanent industrial magnets, used in automotive and other applications.

In 1995, the company initiated a $28 million plan to integrate certain Valenite and Widia operations, primarily in Europe and Japan. This plan involved the closing of two manufacturing plants, the downsizing of another plant, as well as the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. In total, the execution of the plan has resulted in the elimination of over 370 production and administrative personnel. As a result, the company is achieving annual cost savings in excess of $20 million.

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

METALWORKING FLUIDS. Metalworking fluids are proprietary chemical compounds and emulsions used as lubricants, coolants and corrosion inhibitors in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings, as well as general metalworking shops. The company is a full-line supplier, offering water-based fluids (synthetics), waterbased oil-bearing fluids (semi-synthetics) and oil-based fluids. Over the last four years, the company expanded its lines of soluble oils, base oils and synthetic fluids. The company has marketed these products under the Cimcool brand since the mid - 1940s. With the acquisitions of Valenite and Widia, the company has developed two additional brands of fluids. In 1994, the company developed the Valcool brand that is designed to work with all metalcutting tools which is being marketed through Valenite's market channels. Valcool sales grew 66% in 1996. In 1996, the company introduced through the Widia market channels the Widacool line of fluid in Europe which is also being well received.

The company also is the leader in providing certain customers with comprehensive fluid management programs. This involves the company's engineers working full-time on site at the customer's plant to oversee and optimize all wet chemistry, including metalworking fluids used in the plant.

GRINDING WHEELS. Grinding wheels are rotating tools made of granular abrasive materials bonded together with vitreous or resin materials, which are used by manufacturers in the metalworking industry. The company believes that it is now the second-largest U.S. producer of grinding wheels. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings, as well as general metalworking machine shops. The company designs and manufactures a wide variety of precision abrasive grinding wheels, including resin-bonded, vitrified, cubic boron nitride (CBN), diamond and synthetic ceramic abrasive types.

The company believes, based on tests in its laboratories, as well as in customer plants, that the company's proprietary formulae and modern production equipment and techniques for the manufacture of precision grinding wheels give it advantages in terms of product quality, lower production costs and faster deliveries. The company believes that it has also benefited from technologies common to both grinding wheels and metalcutting fluids. The company achieves lower production costs, in part, by finishing its wheels on CNC machines designed and built by the company's machine tool business.

CARBIDE WEAR PARTS. Carbide wear parts represent various components made from sintered tungsten carbides having physical properties of very high hardness, wear resistance and resistance to chemical activity. Valenite and Widia manufacture three types of carbide wear parts: tooling components for metalforming, carbide rod for use in round tools, and metalforming and general wear parts to resist frictional wear and chemical activity.

INDUSTRIAL MAGNETS. Widia manufactures permanent industrial magnets and magnetic circuits for automotive, electrical and other industrial applications, as well as soft magnets for the telecommunications and construction industries.

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

Nogales, Mexico (a)           Resin grinding wheels.

Patancheru, India             Rock tools.

Sinsheim, Germany (a)         Special steel tooling products.

Tokyo, Japan (a)              Carbide inserts and steel tools.

Valley View, Ohio (a)         End mills.

Vlaardingen, The Netherlands  Metalworking fluids.

West Branch, Michigan
(2 plants)                    Powder production and carbide
                              wear parts.

Westminster and Seneca,
South Carolina (6 plants)     Carbide and diamond inserts.

(a)The Gainesville, Texas plant, Nogales, Mexico plant, Tokyo,
   Japan plant, Sinsheim, Germany plant, Valley View, Ohio plants and three plants in the Detroit, Michigan (metro area) are leased from unrelated third parties.

SALES, MARKETING AND CUSTOMER SERVICE

The company generally sells its industrial products under multiple brands through parallel market channels, using direct sales, industrial distributors, agents and manufacturers' representatives, as well as industrial catalog sales. Most of the company's sales are of products manufactured by the company and sold under company-owned brands. In addition, the company sells its products under the brand names of other companies through their market channels, as well as products under the Milacron brand names that are made by other companies.

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

EMPLOYEES
---------

During 1996, the company employed an average of 12,581 people, of whom 5,991 were employed outside the U.S. As of year-end
1996, the company employed 12,598 people.

BACKLOG
-------

The backlog of unfilled orders was $373 million at the end of 1996 and $344 million at the end of 1995. The backlog at year-end 1996 is believed to be firm and, in general, is expected to be delivered in 1997 and early 1998.

SEGMENT INFORMATION
-------------------

Financial data for the past three years for the company's business segments are shown in the following tables. The 1996 increases for plastics machinery are primarily attributable to the acquisition of D-M-E on January 26, 1996. The 1996 decreases for machine tools are partially attributable to the sale of ESD on December 30, 1995. The 1995 increases for industrial products are partially attributable to the acquisitions of Widia on February 1, 1995 and Talbot on July 20, 1995.

(IN MILLIONS)                                      FISCAL YEAR
                                        -----------------------------
                                          1996      1995      1994
                                        --------  --------  --------
SALES
-----
     Plastics machinery                 $  662.4  $  570.1  $  503.8
     Machine tools                         371.8     409.0     338.5
     Industrial products                   695.5     670.2     354.8
                                        --------  --------  --------

       Total sales                      $1,729.7  $1,649.3  $1,197.1
                                        ========  ========  ========

BACKLOG OF UNFILLED ORDERS
--------------------------
     Plastics machinery                 $  105.6  $  108.1  $  122.3
     Machine tools                         160.6     118.1     117.4
     Industrial products                   107.0     118.0      47.4
                                        --------  --------  --------

       Total backlog                    $  373.2  $  344.2  $  287.1
                                        ========  ========  ========

OPERATING EARNINGS
------------------
     Plastics machinery                 $   59.2  $   54.3  $   45.9
     Machine tools                           4.9       7.7       6.8
     Industrial products                    73.7      62.1      36.3
     Disposition of businesses (a)            -       71.0        -
     Integration charge (b)                   -       (9.8)        -
     Corporate expenses                    (16.8)    (15.7)     (18.0)
     Other unallocated expenses (c)         (9.9)    (10.5)      (6.8)
                                        --------  --------   --------

       Operating earnings                  111.1     159.1      64.2
     Interest expense - net                (29.8)    (24.8)    (15.3)
                                        --------  --------   --------

     Earnings before income
       taxes                            $   81.3  $  134.3  $   48.9
                                        ========  ========  ========

IDENTIFIABLE ASSETS
-------------------
     Plastics machinery                 $  612.6  $  335.3  $  295.0
     Machine tools                         233.3     232.8     270.8
     Industrial products                   458.9     468.1     195.0
     Unallocated corporate assets (d)       31.5     137.5      26.8
                                        --------  --------  --------

       Total assets                     $1,336.3  $1,173.7  $  787.6
                                        ========  ========  ========

CAPITAL EXPENDITURES
--------------------
     Plastics machinery                 $   20.6  $   16.6  $   13.8
     Machine tools                          15.7       8.6      11.6
     Industrial products                    28.9      27.1      17.6
                                        --------  --------  --------

       Total capital expenditures       $   65.2  $   52.3  $   43.0
                                        ========  ========  ========
DEPRECIATION AND AMORTIZATION
-----------------------------
     Plastics machinery                 $   21.4  $   11.8  $    9.2
     Machine tools                           5.0       7.4       7.2
     Industrial products                    24.5      24.4      12.2
                                        --------  --------  --------

       Total depreciation
         and amortization               $   50.9  $   43.6  $   28.6
                                        ========  ========  ========



(a)$66.0 million relates to the machine tools segment and $5.0 million relates to the industrial products segment.
(b)Relates to the industrial products segment.
(c)Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.
(d)Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.

GEOGRAPHIC INFORMATION
----------------------

The following table summarizes the company's U.S. and non-U.S.
operations.

Sales of U.S. operations include export sales of $179.2 million in 1996, $166.9 million in 1995, and $142.0 million in 1994.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $809.9 million, $784.2 million, and $417.6 million in 1996, 1995 and 1994, respectively.

                                                  FISCAL YEAR
                                        --------------------------
(IN MILLIONS)                            1996      1995      1994
                                        ------    ------    ------

U.S. OPERATIONS
---------------
      Sales                             $969.8    $938.3    $873.9
      Operating earnings                  81.4      71.8      67.9
      Disposition of businesses             -       62.1        -
      Integration charge                    -       (2.9)       -
      Identifiable assets                731.6     484.1     471.4
      Capital expenditures                41.7      31.4      33.2
      Depreciation and amortization       28.9      21.6      19.2

Non-U.S. operations
-------------------
      Sales                              759.9     711.0     323.2
      Operating earnings                  56.4      52.3      21.1
      Disposition of businesses             -        8.9        -
      Integration charge                    -       (6.9)       -
      Identifiable assets                573.2     552.1     289.4
      Capital expenditures                23.5      20.9       9.8
      Depreciation and amortization       22.0      22.0       9.4

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in accordance with the provisions for Part III, Item 10:
                                              POSITIONS HELD DURING
NAME AND AGE           POSITION                 LAST FIVE YEARS
------------           --------               ---------------------

Daniel J. Meyer        Chairman and Chief     Elected Chairman and Chief
     (60)               Executive Officer,    Executive Officer in
                        Director              November, 1991.  Has served
                                              as Director since 1985.
                                              Also, is a member of the
                                              Executive Committee.

Raymond E. Ross        President and Chief    Elected President and Chief
     (60)               Operating Officer,    Operating Officer in Director
                                              November, 1991.  Has served as
                                              Director since 1991.

Harold J. Faig         Group Vice President-  Elected Group Vice
     (48)              Plastics Machinery     President - Plastics
                                              Machinery in February, 1994.
                                              Prior thereto was Vice
                                              President - Injection Molding
                                              from 1990.

Alan L. Shaffer        Group Vice President-  Elected Group Vice
     (46)               Industrial Products   President - Industrial
                                              Products in 1986.

Ronald D. Brown        Vice President-        Elected Vice President -
     (43)               Finance and           Finance and Chief Financial
                        Chief Financial       Officer in 1993. Prior
                        Officer               thereto was Treasurer and
                                              Assistant Secretary from 1989.

James R. Christie      Vice President-        Elected Vice President -
     (51)               Industrial            Industrial Products in 1997.
                        Products              Has served as President of
                                              Valenite since 1993.  Prior to
                                              joining the company, was
                                              Chairman and Chief Executive
                                              Officer of the Applied
                                              Chemicals and World Timber
                                              Divisions of Hickson
                                              International, PLC from 1987.

D. Michael Clabaugh    Vice President-        Elected Group Vice
     (54)               Machine Tool          President - Machine Tools
                        Marketing and         in 1993.  Prior thereto was
                        International         Vice President - Advanced
                        Business              Systems from 1990.

William J. Gruber      Vice President -       Elected Vice President -
     (43)               U.S. Plastics         U.S. Plastics Machinery in
                        Machinery             1996.  Prior thereto was
                                              Manager of U.S. Plastics
                                              Machinery from 1995 and
                                              General Manager, Products
                                              Division from 1984.

Richard L. Kegg        Vice President -       Elected Vice President -
     (61)               Technology and        Technology and
                        Manufacturing         Manufacturing Development
                        Development           in 1993.  Prior thereto was
                                              Director, Corporate Research
                                              and Manufacturing Development
                                              from 1990.

Theodore Mauser         Vice President-       Elected Vice President -
     (57)                Human Resources      Human Resources in 1984.

James M. Stergiopoulos  Vice President-       Elected Vice President -
     (58)                Plastics Machinery,  Plastics Machinery Europe
                         Europe               in 1995.  Prior thereto was
                                              Director, Plastics Machinery
                                              Europe from 1994 and General
                                              Manager, Cincinnati Milacron
                                              Austria from 1987.

Wayne F. Taylor         Vice President-       Elected Vice President -
     (53)                General Counsel      General Counsel and
                         and Secretary        Secretary in 1990.

Robert P. Lienesch      Controller            Elected Controller in
     (51)                                     1989.


Kenneth W. Mueller      Treasurer and         Elected Treasurer and
     (63)                Assistant            Assistant Secretary
                         Secretary            in 1993. Prior thereto
                                              was Acting Director of
                                              Standard Machine Tools
                                              from 1992 and Tool
                                              Group Controller from 1989.

Notes:
  Parenthetical figure below name of individual indicates age at most recent birthday prior to December 28, 1996.

  There are no family relationships among the executive officers of the Registrant.

  Officers of the company are elected each year by the Board of Directors.

ITEM 2.   PROPERTIES


The information required by Item 2 is included in Part I on pages 8, 11 and 14 of this Form 10-K.


ITEM 3.   LEGAL PROCEEDINGS


In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS


There were no matters submitted to a vote of stockholders during the fourth quarter of 1996.


PART II
-------


ITEM. 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


The company's common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 1997, there were approximately 6,100 holders of record of the company's common shares. The company's preferred shares are not actively traded.

The table below shows the price range of the common shares for 1995 and 1996, as reported by the New York Stock Exchange.
Cash dividends of $.09 per common share and $1.00 per preferred share were paid in each quarter of 1995 and 1996.


                                           COMMON STOCK
                                            PRICE RANGE
                                        -------------------
  FISCAL 1995, QUARTER ENDED             HIGH         LOW
                                        ------      ------
    March 25                            $25.00      $19.88
    June 17                              28.00       20.75
    October 7                            33.63       26.75
    December 30                          27.63       23.00

  FISCAL 1996, QUARTER ENDED
    March 23                            $29.25      $20.75
    June 15                              27.88       23.13
    October 5                            24.00       18.38
    December 28                          22.38       18.50


ITEM 6.  SELECTED FINANCIAL DATA


 (Dollars in millions, except per-share amounts)


                                   1996        1995          1994      1993       1992

                                --------    --------      --------  --------    -------
Summary of Operations
 Sales                         $1,729.7    $1,649.3      $1,197.1  $1,029.4    $ 789.2
 Cost of products sold          1,298.5     1,238.3         904.8     791.3      612.6
                               --------    --------      --------  --------    -------
  Manufacturing margins           431.2       411.0         292.3     238.1      176.6

 Other costs and expenses
  Selling and administrative      316.3       301.4         222.2     191.3      133.6
   (Gain) loss on disposition
    of businesses                    -        (71.0)(a)        -       22.8(c)      -
  Integration and consolidation
     charges                         -          9.8 (b)        -       47.1(d)      -
  Minority shareholders'
    interests                       3.1         2.3            -         -          -
  Other- net                         .7         9.4           5.9        .7        (.2)
                               --------    --------      --------  --------    -------
    Total other costs
      and expenses                320.1       251.9         228.1     261.9      133.4
                               --------    --------      --------  --------    -------
 Operating earnings (loss)        111.1       159.1          64.2     (23.8)      43.2
 Interest - net                   (29.8)      (24.8)        (15.3)    (13.4)     (16.2)
                               --------    --------      --------  --------    -------
 Earnings (loss) before
  income taxes, extraordinary
  items and cumulative
  effect of changes in methods
  of accounting                    81.3       134.3          48.9     (37.2)      27.0
 Provision for income taxes        15.0        28.7          11.2       8.2       10.9
                               --------    --------      --------  --------    -------
 Earnings (loss) before
  extraordinary items and
  cumulative effect of changes
  in methods of accounting         66.3       105.6          37.7     (45.4)      16.1
 Extraordinary items
  Loss on early extinguishment
    of debt                          -           -             -       (4.4)        -
  Tax benefit from
    loss carryforward                -           -             -         -         5.4
 Cumulative effect of changes
  in methods of accounting           -           -             -      (52.1)        -
                               --------    --------      --------  --------    -------
    Net earnings (loss)        $   66.3    $  105.6      $   37.7  $ (101.9)   $  21.5
                               ========    ========      ========  ========    =======
 Earnings (loss) per common share
  Earnings (loss) before
    extraordinary items
    and cumulative effect
    of changes in methods
    of accounting              $   1.73    $   3.04      $   1.10  $  (1.41)   $   .58
  Extraordinary items
    Loss on early
      extinguishment of debt         -           -             -       (.14)        -
    Tax benefit from
      loss carryforward              -           -             -         -         .19
  Cumulative effect of changes
    in methods of accounting         -           -             -      (1.61)        -
                               --------    --------      --------  --------    -------
        Net earnings (loss)    $   1.73    $   3.04      $   1.10  $  (3.16)   $   .77
                               ========    ========      ========  ========    =======


 See notes on page 22.




 (Dollars in millions, except employees and per-share amounts)


                                       1996        1995        1994      1993      1992
                                   --------    --------      ------    ------    ------
 FINANCIAL POSITION AT YEAR END
 ------------------------------
 Working capital                   $  318.3    $  392.7      $151.4    $114.3    $191.8
 Property, plant and equipment-
  net                                 319.1       265.5       198.8     184.0     121.1
 Total assets                       1,336.3     1,173.7       787.6     729.6     578.9
 Long-term debt                       301.9       332.2       143.0     107.6     154.4
 Total debt                           372.8       355.8       226.9     185.2     175.6
 Shareholders' equity                 446.2       270.7       157.8     124.1     134.4
  Per common share                    11.06        7.72        4.50      3.53      4.67


 OTHER DATA
 ----------

 Dividends paid to common
  shareholders                         13.4        12.3        12.2      11.6      10.0
    Per common share                    .36         .36         .36       .36       .36
 Capital expenditures                  65.2        52.3        43.0      23.4      17.6
 Depreciation and amortization         50.9        43.6        28.6      26.1      20.9
 Backlog of unfilled orders at
  year-end                            373.2       344.2       287.1     246.0     249.6
 Employees (average)                 12,581      11,701       8,395     7,885     6,135



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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The company operates in three business segments: plastics machinery, machine tools and industrial products. In the last three years, the company has achieved record sales in each succeeding year. The sales increases have resulted principally from the growth of the plastics machinery and industrial products segments, largely as a result of three major acquisitions. Machine tool sales increased in 1995, but decreased in 1996 due primarily to the sale of a division.

On January 26, 1996, the company acquired D-M-E, which is included in the company's plastics machinery segment for eleven months of 1996. This acquisition had the effect of increasing new orders and sales by approximately $153 million in 1996.

In 1995, the company acquired two businesses: Widia in February and Talbot in July. Both businesses are included in the industrial products segment. The timing of these acquisitions caused an increase in new orders and sales in 1996 by approximately $50 million.

On December 30, 1995, the company sold its Electronic Systems Division (ESD), which was included in the machine tools segment. While most of its sales were made to other Milacron businesses, ESD also contributed approximately $35 million and $30 million of new orders and sales, respectively, to external customers in 1995. ESD's operating earnings were $14.2 million in 1995, and its disposition resulted in a 1995 gain of $66.0 million before tax ($52.4 million after tax).

On January 27, 1995, the company sold its American Mine Tool
(AMT) business which was formerly part of the industrial products segment. AMT's new orders, sales and operating earnings in 1995 were immaterial, but its disposition resulted in a gain of $5.0 million before tax ($4.0 million after tax) in 1995.

PRESENCE OUTSIDE THE U.S.

Because of the company's recent acquisitions, as well as the company's internal growth in non-U.S. markets, over 40% of sales and segment earnings are now being generated outside the U.S. Foreign currency exchange rate fluctuations affect the translation of these sales and earnings, as well as consolidated shareholders' equity. However, the company's major foreign operations are in European countries which have not experienced significant currency exchange rate fluctuations in recent years. In 1996, the financial statement effects of a weaker German Mark were in large part offset by the effects of a stronger British Pound. As a result, the company experienced a translation effect of decreasing new orders by $52 million, sales by $43 million and net earnings by $2.1 million. In addition, in 1996 there was a $7 million decrease in shareholders' equity due to cumulative foreign currency translation adjustments. A further strengthening of the U.S. dollar would have a negative effect on translating the company's 1997 operating results.

1996 COMPARED TO 1995

NEW ORDERS AND BACKLOG

New orders for 1996 were $1,753 million, which represented a $118 million, or 7%, increase over 1995. Excluding the effects of acquisitions and divestitures, new orders decreased by $51 million, which approximates the decline caused by changes in currency exchange rates.

Orders for plastics machinery increased $100 million. Excluding the effects of the D-M-E acquisition, however, new orders for plastics machinery declined by $53 million, or 10%, due primarily to weaker order levels for injection molding machines in the U.S. in the first half of 1996. Machine tool orders totaled $414 million, virtually unchanged from 1995 level. However, after excluding the effect of the ESD divestiture, new orders for machine tools increased $31 million, or 8%, largely due to increased orders for U.K.-built standard machine tools and U.S.-built aerospace products. This segment experienced reduced orders for U.S.-built standard machine tools throughout much of the year, but orders improved in the fourth quarter. Orders for industrial products were $685 million. After excluding the effect of the Talbot and Widia acquisitions, new orders for industrial products declined $28 million, or 4%, due primarily to the weakening German Mark throughout the year, and a weakening of the market for European cutting tools and industrial magnets in the last half of 1996.

U.S. export orders increased to $202 million in 1996, up over 20% from 1995 due primarily to the D-M-E acquisition.

At December 28, 1996, the backlog of unfilled orders was $373 million, up from $344 million at December 30, 1995. The increase relates primarily to increased orders for U.S.-built machine tools, including aerospace products.

SALES

Sales in 1996 were $1,730 million, which represented an $80 million, or 5%, increase over 1995. The increase was caused primarily by the D-M-E acquisition. Excluding the effect of acquisitions and divestitures, sales decreased by approximately $90 million, of which $43 million was due to the effect of currency translation adjustments.

Sales of plastics machinery increased by $92 million. Excluding the effects of the D-M-E acquisition, however, sales of plastics machinery declined by $61 million, or 11%, due primarily to weaker orders for U.S.-built injection molding machines in the first half of 1996 and European-built injection molding machines throughout the year. Machine tool sales declined $37 million. After excluding the ESD divestiture effect, however, sales for machine tools declined $7 million, or 2%, due to reduced sales of U.S.-built standard machine tools, in part offset by increased sales of U.K.-built standard machine tools and U.S.-built aerospace products. Industrial products' sales increased, although after excluding the acquisitions, sales declined $22 million, or 3%, due to currency translation effects and the weakening European market described above.

Sales of all segments to non-U.S. markets totaled $810 million, an increase in 1996 of $26 million, and export sales totaled $179 million, an increase of $12 million. The increases resulted primarily from the D-M-E acquisition. In both 1996 and 1995, products manufactured outside the U.S. approximated 44% of sales while products sold outside the U.S. approximated 47% of sales.

MARGINS, COSTS AND EXPENSES

Manufacturing margins, as a percent to sales, were 24.9% in both 1996 and 1995; however, excluding ESD's margins from 1995, the ongoing business' margins increased from 24.2% in 1995 to 24.9% in 1996. Plastics machinery margins increased in the U.S. despite continued price pressures, but declined in Germany due to temporary excess staffing levels. Machine tool margins also increased, after excluding ESD's margins from 1995 results. Industrial products' margins improved for the year but declined in the fourth quarter due to reduced sales volume in Widia's European businesses.

Selling and administrative expense increased in 1996 due to the D-M-E acquisition and increased sales. As a percent to sales, however, selling expense continued to approximate 16% of sales and administrative expense continued to approximate 2% of sales.

The expense for minority shareholders' interests in earnings of subsidiaries relates principally to Widia's subsidiary in India. The increased expense reflects a 49% offset to the subsidiary's improved profitability.

Other-net declined in 1996 to $.7 million from $9.4 million in 1995 due to reduced costs associated with the sale of accounts receivable, increased gains on sales of fixed assets, favorable settlement of legal claims and other similar items which may not recur in the future.

Interest expense, net of interest income, was $29.8 million in 1996 compared to $24.8 million in 1995. The expense increase was primarily attributable to the temporary use of debt to fund the D-M-E acquisition. This debt was later repaid from the proceeds of the equity offering described below and, accordingly, interest expense declined during the second half of the year.

INCOME TAXES

The provision for income taxes in 1996, 1995 and 1994 includes U.S. federal and state and local income taxes, and income taxes in other jurisdictions outside the U.S. The company entered all three years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets.

By December 30, 1995, the company had fully utilized its U.S.
NOL carryforwards, but as of December 28, 1996, its non-U.S.
NOL carryforwards totaled $125 million, most of which have no expiration dates.

The company's practice is to periodically reevaluate the future realization of all of its deferred tax assets. During 1996 and 1995, the company concluded that it is more likely than not that a portion of these assets will be offset against future taxable income. As a result, the company reversed valuation allowances in certain jurisdictions which caused the provision for income taxes to be less than the statutory rate. The company expects the utilization of these NOL carryforwards and reversal of additional valuation allowances to continue to cause the effective tax rate to be less than the U.S. statutory rate through at least 1997, and most likely through 1998.

EARNINGS

Net earnings in 1996 were $66.3 million, or $1.73 per share, compared with $105.6 million, or $3.04 per share in 1995. The 1995 net earnings included $48.6 million, or $1.40 per share, resulting from the combined effects of the gain on the disposition of two businesses, offset by the integration charge, both of which are described below. Excluding those items, 1996 net earnings increased by $9.3 million, or 16%, while per share earnings increased by $.09, or 5%, which also includes the effect of an increase in outstanding common shares.

1995 COMPARED TO 1994

NEW ORDERS AND BACKLOG

New orders for 1995 were $1,635 million, which represented a $397 million, or 32%, increase over 1994. Of the $397 million increase, $271 million resulted from the Widia and Talbot acquisitions.

Orders for plastics machinery increased $16 million, or 3%, primarily due to increased orders for German-built injection molding machines. Although the segment experienced increased orders for the year, new business in the fourth quarter decreased compared to the exceptionally strong order level in the fourth quarter of 1994. Machine tool orders increased in 1995 by $84 million, or 25%, as all major U.K. and U.S. product lines, including aerospace products, showed increases. Machine tool orders in the fourth quarter of 1995 were $85 million, up 14% over the fourth quarter of 1994; however, the $85 million was not as strong as earlier 1995 quarters. This decline affected sales in the first quarter of 1996. Orders for industrial products, excluding the acquisitions, increased by $26 million, or 7%, primarily as a result of increased industrial activity in the U.S. and Europe.

U.S. export orders approximated $164 million in 1995 compared to $124 million in 1994. This represents a 32% increase, which was primarily attributable to increased machine tool orders from European customers.

At December 30, 1995, the backlog of unfilled orders was $344 million. This figure was reduced by ESD's backlog of unfilled orders from non-Milacron customers as a result of the ESD sale in December, 1995. Despite this reduction, the backlog increased in 1995 by $57 million, primarily as a result of the Widia acquisition.

SALES

Sales in 1995 were $1,649 million, which represented a $452 million, or 38%, increase over 1994. Of the $452 million increase, $276 million represented sales from the 1995 acquisitions, Widia and Talbot. The rest of the increase was attributable to a $66 million, or 13%, increase in sales of plastics machinery resulting primarily from growth in the company's European injection molding and extrusion businesses; a $71 million, or 21%, increase in sales of machine tools resulting primarily from increased sales of U.K.-built vertical machining centers; and excluding the acquisitions, a $39 million, or 11%, increase in industrial products' sales due to increased sales of all businesses: cutting fluids, grinding wheels and Valenite cutting tools.

Sales of all segments to non-U.S. markets totaled $784 million, an increase in 1995 of $367 million primarily due to the Widia acquisition. Export sales totaled $167 million, an increase of $25 million, or 18%, primarily due to increased sales of machine tools in Europe. In 1995, products manufactured outside the U.S. constituted 43% of consolidated sales as compared to 27% in 1994, while products sold outside the U.S. were approximately 47% of consolidated sales as compared to 35% in 1994.

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

Selling and administrative expense increased due to the acquisitions and increased sales. As a percent to sales, selling expense increased from 16.1% to 16.3% due to the higher proportion of industrial products' sales which have higher selling costs. Administrative expense increased because the administrative costs of the newly acquired subsidiaries exceeded a reduction in corporate overhead expenses, although the 1995 total was slightly less than 2% of sales.

The $71.0 million gain on disposition of businesses resulted from the $66.0 million before tax gain on the sale of ESD, which was sold in the fourth quarter of 1995, and the $5.0 million before tax gain on the sale of AMT, which was sold in the first quarter of 1995. These transactions had the effect of increasing 1995 net earnings by $56.4 million, or $1.63 per share. The ESD sale had the effect of reducing 1996 operating results by the amount of ESD's sales to non-Milacron customers and its before tax operating profit which totaled $30 million and $14.2 million, respectively, in 1995. However, the proceeds from the sale were used to repay bank borrowings and to partially fund the D-M-E acquisition which increased 1996 earnings.

The $9.8 million pretax integration charge ($7.8 million after tax) relates to the company's February, 1995 acquisition of Widia. The Widia acquisition allows the company to capitalize on synergistic opportunities with Valenite, an existing subsidiary which manufactures similar products. Accordingly, in May, 1995, management formally approved a plan to integrate certain operations of these businesses at an expected cost of $17.1 million, which was increased to $28.1 million in December, 1995, to include additional actions at Widia. That portion of the cost directly related to Widia, totaling $18.3 million, was recorded as a purchase accounting adjustment, while the remaining $9.8 million, which is directly related to Valenite, was recorded as a charge to earnings. The $28.1 million plan involved the closing or downsizing of three manufacturing plants and the consolidation of numerous sales, service and warehouse operations in Europe and Asia. The $9.8 million integration charge included $5.8 million for severance and other termination benefits and $4.0 million for facility exit costs and asset write downs. As a result of the actions included in the $28.1 million plan, which began in 1995 and were substantially completed in the first half of 1996 except for certain personnel reductions at Widia, the company is achieving annual cost savings in excess of $20 million. The total cash cost of $21 million was funded by operations and bank borrowings.

Other-net increased by $3.5 million due to a $1.5 million increase in financing fees on the sale of receivables, as well as the effects of the acquisitions.

Interest expense, net of interest income, was $24.8 million in 1995 compared to $15.3 million in 1994. The primary cause of the increase was higher borrowing levels to support the Widia and Talbot acquisitions.

EARNINGS

Net earnings in 1995 were $105.6 million, or $3.04 per share, compared to $37.7 million, or $1.10 per share in 1994. The net earnings in 1995 included $48.6 million, or $1.40 per share, resulting from the combined effects of the gain on the disposition of two businesses, offset by the integration charge. Excluding these items, 1995 net earnings increased by $19.3 million, or $.54 per share.

LIQUIDITY AND SOURCES OF CAPITAL

At December 28, 1996, the company had cash and cash equivalents of $28 million, a decrease of $105 million during the year.
The decrease was caused primarily by the D-M-E acquisition, offset in part by the proceeds from the equity offering described below.

Operating activities provided $60 million in 1996, compared with $41 million provided in 1995. Operating activities cash flows have been reduced by cash costs of $13 million in 1996 for the Widia/Valenite integration and restructuring, and $11 million in 1995 for the integration and the machine tool consolidation.

Investing activities in 1996 resulted in a $308 million use of cash, mostly due to the D-M-E acquisition, as well as $65 million of capital expenditures. Net cash used by investing activities in 1995 includes $79 million for the Widia acquisition and $33 million for the Talbot acquisition. Also affecting 1995 was $120 million provided from the divestitures of ESD and AMT.

Financing activities provided $143 million of cash in 1996, primarily due to $129 million of net proceeds from the issuance of 5.5 million additional shares of common stock. In 1995, financing activities provided $106 million of cash, primarily due to the issuance of $100 million of 7 7/8 % notes.

As of December 28, 1996, the company's current ratio was 1.8, down from 2.0 at December 30, 1995.

At December 28, 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $527 million, including a $300 million committed revolving credit facility. The facility imposes a number of restrictions, including restrictions on total indebtedness in relation to total capital. The company has remained in compliance with the restrictions imposed by the facility since its inception. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $213 million at December 28, 1996.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $44 million at December 28, 1996, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At December 28, 1996, approximately $224 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $373 million at December 28, 1996, an increase of $17 million over December 30, 1995, primarily as a result of the D-M-E acquisition. Total shareholders' equity was $446 million at December 28, 1996, an increase of $176 million over December 30, 1995, primarily due to the sale of additional common shares, as well as the net earnings in 1996. As a result, the ratio of total debt to total capital (debt plus equity) improved to 46% at December 28, 1996, from 57% at December 30, 1995.

In 1997, the company anticipates repurchasing 250,000 to 300,000 shares of the company's common stock on the open market to meet the needs of management incentive, employee benefit and dividend reinvestment plans. In addition, 1997 capital expenditures are expected to range between $70 million and $83 million, dependent upon the timing of certain projects. In the first quarter of 1997, the company plans to implement a cost-cutting program to reduce staffing at Ferromatik in Germany resulting in a $3 million cash expense. The company believes that its cash flow from operations and available credit lines will be sufficient to meet these and other operating requirements.

OUTLOOK

The company expects net earnings in the first quarter of 1997 to be a little below year-ago levels due to the expense associated with the German cost-cutting program. On an annual basis, the company has set average annual growth targets of 7% to 8% in sales and 15% or more in earnings per share. Assuming, among other things, that the European economy does not worsen significantly, the company believes these financial targets are attainable in 1997.

The above forward-looking statements involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary
Statement below.


============================================================

CAUTIONARY STATEMENT
--------------------


 The company wishes to caution readers that all its forward-looking statements in the "Outlook" section above and elsewhere, which include all statements which, at the time made, speak about the future, are based upon the company's interpretation of what it believes are significant factors affecting its businesses. The company believes the following important factors, among others, in some cases have affected, and, in the future, could affect, the company's actual results and could cause the company's actual consolidated results for 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

          *    global economic conditions, consumer
               spending and industrial production in the United States and Europe, particularly in segments related to the level of automotive production and spending in the aerospace and construction industries;

          *    fluctuations in the exchange rates of
               U.S. and foreign currencies, including
               those of countries in Europe and Asia where the company has several principal manufacturing facilities and where many of the company's competitors and suppliers are based;

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beginning on page 31 and continuing through page 47 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.



CONSOLIDATED STATEMENT OF EARNINGS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.



------------------------------------------------------------

(In millions, except per-share amounts)
                               1996           1995       1994
-------------------------------------------------------------

Sales                      $1,729.7       $1,649.3   $1,197.1
Cost of products sold       1,298.5        1,238.3      904.8
                           --------       --------   --------
Manufacturing margins         431.2          411.0      292.3

Other costs and expenses

Selling and administrative    316.3          301.4      222.2
Gain on disposition
 of businesses                   -           (71.0)        -
Integration charge               -             9.8         -
Minority shareholders' interests
 in earnings of subsidiaries    3.1            2.3         -
Other - net                      .7            9.4        5.9
                           --------       --------   --------
Total other costs
 and expenses                 320.1          251.9      228.1
                           --------       --------   --------
Operating earnings            111.1          159.1       64.2
Interest
Income                          4.8            3.2        2.6
Expense                       (34.6)         (28.0)     (17.9)
                           --------       --------   --------
Interest - net                (29.8)         (24.8)     (15.3)
                           --------       --------   --------

Earnings before
  income taxes                 81.3          134.3       48.9
Provision for
  income taxes                 15.0           28.7       11.2
                           --------       --------   --------
Net earnings               $   66.3       $  105.6   $   37.7
                           --------       --------   --------

Net earnings per
  common share             $   1.73       $   3.04   $   1.10
                           --------       --------   --------

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


---------------------------------------------------------------------------
(In millions, except par value)                          1996         1995
---------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------
Current assets
 Cash and cash equivalents                           $   27.8     $  133.1
 Notes and accounts receivable
 (less allowances of $13.7 in
 1996 and $12.9 in 1995)                                267.0        242.8
 Inventories
   Raw materials                                         27.8         22.1
   Work-in-process and finished parts                   202.7        188.1
   Finished products                                    159.2        141.5
                                                     --------     --------
     Total inventories                                  389.7        351.7
 Other current assets                                    43.4         50.2
                                                     --------     --------
   Total current assets                                 727.9        777.8
Property, plant and equipment - net                     319.1        265.5
Goodwill                                                229.9         73.6
Other noncurrent assets                                  59.4         56.8
                                                     --------     --------
Total assets                                         $1,336.3     $1,173.7
                                                     ========     ========

----------------------------------------------------------------------------
Liabilities and Shareholders' Equity
----------------------------------------------------------------------------

Current liabilities
 Amounts payable to banks                            $   65.7     $   20.3
 Long-term debt due within one year                       5.2          3.3
 Trade accounts payable                                 134.9        109.9
 Advance billings and deposits                           34.5         42.7
 Accrued and other current liabilities                  169.3        208.9
                                                     --------     --------
   Total current liabilities                            409.6        385.1
Long-term accrued liabilities                           178.6        185.7
Long-term debt                                          301.9        332.2
                                                     --------     --------
 Total liabilities                                      890.1        903.0
                                                     ========     ========
Commitments and contingencies                             -           -
Shareholders' equity
 4% Cumulative Preferred shares                           6.0          6.0
 Common shares, $1 par value
   (outstanding: 39.8 in 1996 and 34.3 in 1995)          39.8         34.3
 Capital in excess of par value                         390.1        266.0
 Reinvested earnings (deficit)                           19.9        (32.8)
 Cumulative foreign currency translation

   adjustments                                           (9.6)        (2.8)

   Total shareholders' equity                           446.2        270.7

                                                     --------     --------

Total liabilities and shareholders' equity           $1,336.3     $1,173.7

                                                     ========     ========




See notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CINCINNATI MILACRON INC.
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


(In millions, except share amounts)
                                                                     Cumulative
                           4%                                           Foreign
                   Cumulative        Common Capital in  Reinvested     Currency          Total
                    Preferred        Shares, Excess of    Earnings  Translation   Shareholders'
                       Shares  $1 Par Value  Par Value   (Deficit)  Adjustments         Equity
Balance at
 year-end 1993           $6.0         $33.5    $251.3      $(151.2)      $(15.5)         $124.1

Stock options
 exercised and
 restricted
 stock awarded
 for 203,404
 common shares                           .2       4.1                                       4.3
Issuance of
 6,998 treasury
 shares                                            .1                                        .1
Net earnings
 for the year                                                 37.7                         37.7
Cash dividends
 Preferred shares
  ($4.00 per share)                                           (.2)                          (.2)
 Common shares
  ($.36 per share)                                           (12.2)                       (12.2)
Foreign currency
 translation
 adjustments                                                                4.0             4.0
-----------------------------------------------------------------------------------------------
Balance at
 year-end 1994            6.0          33.7     255.5       (125.9)       (11.5)          157.8

Contribution of
 118,180 common
 shares to
 pension plan                            .1       3.3                                       3.4
Stock options
 exercised and
 restricted stock
 awarded for
 414,131
 common shares                           .5       7.4                                       7.9
Net purchase of
 8,756 treasury
 shares                                           (.2)                                      (.2)
Net earnings
 for the year                                                 105.6                       105.6
Cash dividends
 Preferred shares
  ($4.00 per share)                                             (.2)                        (.2)
 Common shares
  ($.36 per share)                                            (12.3)                      (12.3)
Foreign currency
 translation
 adjustments                                                                8.7             8.7
-----------------------------------------------------------------------------------------------
Balance at
 year-end 1995            6.0          34.3     266.0         (32.8)       (2.8)          270.7

Issuance of
 5,500,000
 common shares
 in public
 offering                               5.5     123.0                                     128.5
Stock options
 exercised and
 restricted stock
 awarded for
 69,619common
 shares                                           1.0                                       1.0
Issuance of 6,474
 treasury shares                                   .1                                        .1
Net earnings
 for the year                                                  66.3                        66.3
Cash dividends
 Preferred shares
  ($4.00 per share)                                             (.2)                        (.2)
 Common shares
  ($.36 per share)                                            (13.4)                      (13.4)
Foreign currency
 translation
 adjustments                                                                 (6.8)         (6.8)
-----------------------------------------------------------------------------------------------
Balance at
 year-end 1996           $6.0         $39.8    $390.1         $19.9         $(9.6)       $446.2
===============================================================================================


See notes to consolidated financial statements.


CONSOLIDATED STAEMENT OF CASH FLOWS
CINCINNATI MILACRON INC.
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.



(In millions)                            1996        1995       1994
                                      -------     -------     ------
Increase (Decrease) in Cash
 and Cash Equivalents

 Operating Activities Cash Flows
  Net earnings                        $  66.3     $ 105.6     $ 37.7
  Operating activities
   providing (using) cash
   Depreciation and
     amortization                        50.9        43.6       28.6
   Gain on disposition
     of businesses                         -        (71.0)        -
   Integration charge                      -          9.8         -
   Deferred income taxes                 (7.0)      (25.3)        .5
   Working capital changes
     Notes and accounts
      receivable                         (5.6)        3.9        4.8
     Inventories                        (20.7)      (27.3)     (19.8)
     Other current assets                 7.4        (1.4)       (.4)
     Trade accounts payable              16.8         4.2       13.3
     Other current liabilities          (50.6)       (1.3)     (42.5)
   Increase in other
     noncurrent assets                   (1.9)       (2.0)      (3.6)
   Increase (decrease) in
     long-term accrued
     liabilities                          8.8         9.6       (6.2)
   Other - net                           (4.5)       (7.5)      (4.4)
                                      -------     -------     ------
      Net cash provided by
      operating activities               59.9        40.9        8.0
                                      -------     -------     ------
 Investing Activities Cash Flows
  Capital expenditures                  (65.2)      (52.3)     (43.0)
  Net disposals of property,
   plant and equipment                    4.3        10.3        4.3
  Acquisitions                         (246.8)     (113.5)      (1.9)
  Disposition of businesses                -        120.4        3.2
                                      -------     -------     ------
   Net cash used by investing
     activities                        (307.7)      (35.1)     (37.4)
                                      -------     -------     ------
 Financing Activities Cash Flows
  Dividends paid                        (13.6)      (12.5)     (12.4)
  Increase in long-term debt               -        190.0      115.4
  Repayments of long-term debt          (21.1)      (33.0)     (62.8)
  Increase (decrease) in
   amounts payable to banks              47.6       (49.8)     (12.5)
  Net issuance of common shares         129.6        11.1        4.4
                                      -------     -------     ------
   Net cash provided by
     financing activities               142.5       105.8       32.1
                                      -------     -------     ------
Increase (decrease) in cash
 and cash equivalents                  (105.3)      111.6        2.7
Cash and cash equivalents
 at beginning of year                   133.1        21.5       18.8
                                      -------     -------     ------
Cash and cash equivalents
 at end of year                       $  27.8     $ 133.1     $ 21.5
                                      =======     =======     ======



See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

The company's fiscal year ends on the Saturday closest to December 31 of each year. Fiscal year ends are as follows:

     1996:     December 28, 1996
     1995:     December 30, 1995
     1994:     December 31, 1994

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the company's non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders' equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other costs and expenses - net in the Consolidated Statement of Earnings. Gains and losses on foreign exchange contracts that are designated as hedges of foreign currency commitments are recognized as part of the specific transactions hedged.

RECLASSIFICATION OF FINANCIAL STATEMENT

Certain amounts in the 1995 Consolidated Balance Sheet have been reclassified to conform to the 1996 presentation.

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INVENTORY VALUATION

Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are last-in, first-out (LIFO) for certain U.S.
inventories and average or standard cost, which approximates first-in, first-out (FIFO), for other inventories.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $45.1 million, $42.1 million and $28.2 million for 1996, 1995 and 1994, respectively.

Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

GOODWILL

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 25 to 40 years. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization expense charged to earnings amounted to $5.8 million, $1.5 million and $.4 million in 1996, 1995 and 1994, respectively.

RETIREMENT BENEFIT PLANS

The company maintains various defined benefit and defined contribution pension plans covering substantially all U.S. employees and certain non-U.S. employees. For defined benefit plans, pension benefits are based primarily on length of service and compensation. The company's policy is to fund the plans in accordance with applicable laws and regulations.

STOCK-BASED COMPENSATION

The company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and the related interpretations.

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

RECENTLY ISSUED PRONOUNCEMENTS

American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1997 is not expected to have a significant effect on the company's financial condition or results of operations.

Effective in 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes criteria for the classification of transfers of financial assets, such as accounts receivable, as either sales or secured borrowings. Based on these criteria, the company will continue to account for purchases of its accounts receivable by an independent party as sales. As a result, the new standard will have no effect on the company's financial condition or results of operations.

DISPOSITION OF BUSINESSES

In December, 1995, the company completed the sale of its Electronic Systems Division (ESD) for approximately $104 million in cash and recorded a fourth quarter pretax gain of $66.0 million ($52.4 million after tax). The company also entered into a seven year supply contract with the purchaser for electronic controls used on the company's machine tools and plastics machinery. The decision to sell ESD was made to redeploy assets to more strategic businesses. ESD's 1995 sales to unaffiliated customers were approximately $30 million.

In January, 1995, the company completed the sale of its American Mine Tool (AMT) business for $15 million resulting in a pretax gain of $5.0 million ($4.0 million after tax). The sale did not have a significant effect on the company's ongoing sales or operating earnings.

INTEGRATION CHARGE

In the second quarter of 1995, the company recorded a pretax charge of $9.8 million ($7.8 million after tax) to eliminate or downsize certain operations of Valenite in connection with the acquisition of Widia earlier in the year. The charge was recorded as a result of a plan formally approved by management in May, 1995, and later revised in December, 1995, which also involved the integration of certain Widia operations with Valenite. The total cost of the plan was $28.1 million. That portion of the overall plan that related directly to Widia was recorded through purchase accounting adjustments totaling $18.3 million. As it related to Valenite, the plan involved the closure of one manufacturing plant, the downsizing of another and the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. The $9.8 million charge included reserves for the cash costs of the integration of $7.0 million, including $5.8 million for severance and other termination benefits related to approximately eighty production and sales personnel and $1.2 million for facility exit costs. The charge also included $2.8 million to adjust the basis of various assets to net realizable value. Charges against the $7.0 million reserve for severance and other cash costs totaled $4.6 million in 1995 and substantially all of the remaining balance of $2.4 million was utilized during 1996. The total cash cost of the $28.1 million plan was approximately $21 million and was funded by operations and bank borrowings. As a result of the actions that were included in the integration plan, the company has achieved annual cost reductions in excess of $20 million.

ACQUISITIONS

On February 1, 1995, the company acquired Krupp Widia GmbH (Widia) for DM 120.8 million in cash (approximately $79 million), which included DM 7.1 million (approximately $4 million) for the settlement of all intercompany liabilities to the seller as of the closing date, and $13 million of assumed debt. Headquartered in Germany, Widia is one of the world's leading producers of industrial metalcutting products.

On July 20, 1995, the company acquired Talbot Holdings, Ltd.
(Talbot) for approximately $33 million in cash and $5 million of assumed debt. Talbot is a major supplier of round high-speed steel and carbide metalcutting tools.

On January 26, 1996, the company acquired The Fairchild Corporation's D-M-E business (D-M-E) for approximately $246 million. D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The company financed the acquisition through the execution of promissory notes to the seller in the amount of $182 million and cash on hand of $64 million. The promissory notes were subsequently repaid using the proceeds from an equity offering (see Shareholders' Equity), available cash and borrowings under the company's existing lines of credit.

All of these acquisitions were accounted for under the purchase method. The aggregate cost of the acquisitions, including professional fees and other related costs, was $248.1 million in 1996 and $111.1 million in 1995. The following table presents the allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed.


ALLOCATION OF ACQUISITION COST

(In millions)                            1996        1995
                                       ------     -------

Cash and cash equivalents              $  1.3     $   3.1
Accounts receivable                      25.5        51.7
Inventories                              29.6        68.9
Other current assets                      1.2          .6
Property, plant and
 equipment                               43.9        60.6
Goodwill                                162.5        51.9
Other noncurrent assets                   7.9        14.3
                                       ------     -------
 Total assets                           271.9       251.1
                                       ------     -------
Amounts payable to banks and
 long-term debt due within
 one year                                  -         (9.3)
Other current liabilities               (18.9)      (70.6)
Long-term accrued liabilities            (4.9)      (50.7)
Long-term debt                             -         (9.4)
                                       ------     -------
 Total liabilities                      (23.8)     (140.0)
                                       ------     -------
Total acquisition cost                 $248.1     $ 111.1
                                       ======     =======


In the 1995 allocation, other current liabilities includes a reserve of $16.9 million for the further restructuring of Widia and its integration with Valenite. Certain of Widia's worldwide operations, including its principal plant in Essen, Germany, had already been restructured by the seller during 1993 and 1994. Prior to the acquisition, the company`s management began to develop a plan for the integration of certain operations of Widia and Valenite and for additional restructuring actions to further improve Widia's profitability. In May, 1995, the company's management formally approved this integration plan at an expected total cost of $17.1 million. The portion directly related to Valenite was recorded as a $9.8 million pretax charge to earnings in the second quarter of 1995.

Immediately following the approval of the original plan, the management of Widia began to develop a plan to further reduce personnel levels at its plant and corporate headquarters in Essen, Germany. This revision of the original plan was formally approved by the managements of the company and Widia in December, 1995. As a result, the total cost of the integration plan was $28.1 million. As it related to Widia, the revised plan involved the closure of one manufacturing plant, the reduction of employment levels at the Essen plant and headquarters, and the consolidation of numerous sales, customer service and warehouse operations in Europe and Asia at a total cost of $18.3 million, including write downs of certain assets to net realizable value totaling $1.4 million. The $16.9 million reserve included $14.6 million for severance and other termination benefits related to the expected elimination of approximately 290 production, sales and administrative personnel and $2.3 million for facility exit costs.

At year-end 1996, the balance of the $16.9 million reserve was $1.3 million, which will be utilized for continuing obligations with respect to employees terminated in 1996 and prior years. Charges against the reserve for 1996 and 1995 were $11.6 million and $3.2 million, respectively. Foreign currency exchange rate fluctuations had the effect of reducing the reserve by $.8 million in 1996.

Unaudited pro forma sales and earnings information for 1996 and 1995 are presented in the following table. The amounts for 1996 assume that D-M-E had been acquired at the beginning of 1996, while the amounts for 1995 assume that all three acquisitions had been completed on the first day of that year.

PRO FORMA INFORMATION

(In millions, except per-share amounts)      1996        1995
                                         --------    --------
Sales                                    $1,742.2    $1,864.8
                                         ========    ========
Net earnings (a)                         $   66.4    $  108.5
                                         ========    ========
Earnings per common share (a)            $   1.74    $   3.13
                                         ========    ========

(a) In 1995, includes a gain of $66.0 million ($52.4 million after tax) on the sale of ESD, a gain of $5.0 million ($4.0 million after tax) on the sale of AMT and a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.


The pro forma net earnings amounts for 1996 and 1995 reflected above do not include adjustments for cost savings related to the company's $28.1 million integration plan because the actions were completed as of various dates and therefore the incremental savings cannot be precisely quantified for specific years.

RESEARCH AND DEVELOPMENT

Charges to operations for research and development activities are summarized below. The amounts include expenses related to the company's Wolfpack product development and process improvement program. The decrease in 1996 relates principally to the sale of ESD in December, 1995.

RESEARCH AND DEVELOPMENT

(In millions)                   1996       1995       1994
                               -----      -----      -----

Research and development       $49.0      $57.8      $46.8
                               =====      =====      =====

RETIREMENT BENEFIT PLANS

Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain U.S. and United Kingdom (U.K.) employees. The 1996 and 1995 columns also include amounts for two plans for certain employees in Germany. These amounts are included as a result of acquisitions.

PENSION COST (INCOME)

(In millions)                          1996     1995     1994
                                     ------   ------   ------
Service cost (benefits earned
 during the period)                  $  9.5   $  7.6   $  7.6
Interest cost on projected
 benefit obligation                    37.5     37.0     32.2
Actual (return) loss on
 plan assets                          (53.3)   (87.9)     4.8
Net amortization and
 deferral                              11.1     46.3    (47.0)
                                     ------   ------   ------
Pension cost (income)                $  4.8   $  3.0   $ (2.4)
                                     ======   ======   ======


The following table sets forth the funded status of the defined benefit pension plans that cover certain U.S. and U.K.
employees.

FUNDED STATUS AT YEAR-END

(In millions)                           1996     1995
                                     -------  -------
Vested benefit obligation            $(372.8) $(373.7)
                                     =======  =======
Accumulated benefit
 obligation                          $(389.4) $(392.0)
                                     =======  =======
Projected benefit obligation         $(445.6) $(462.4)
Plan assets at fair value              464.4    429.3
                                     -------  -------
Excess (deficiency)
 of plan assets in relation
 to projected
 benefit obligation                     18.8    (33.1)
Unrecognized net loss                    5.2     55.5
Unrecognized net
 transition asset                      (13.8)   (19.2)
                                     -------  -------
Prepaid pension cost                 $  10.2  $   3.2
                                     =======  =======


The plans' assets consist principally of stocks, debt securities and mutual funds. The U.S. plan also includes common shares of the company with a market value of $16.5 million in 1996 and $19.8 million in 1995. Contributions of $7.5 million and $3.4 million were made to the U.S. plan in 1996 and 1995, respectively. Because of the funded status of the U.K. plan, no contributions were required in the three year period ended December 28, 1996.

The following table sets forth the status of the company's defined benefit pension plans for certain employees in Germany.
Consistent with customary practice in Germany, these plans have not been funded.

STATUS AT YEAR-END

(In millions)                          1996     1995
                                     ------   ------
Vested benefit obligation            $(34.8)  $(36.3)
                                     ======   ======
Accumulated benefit
 obligation                          $(38.6)  $(39.2)
                                     ======   ======
Projected benefit obligation         $(42.6)  $(43.2)
Unrecognized net gain                   (.1)    (1.0)
                                     ------   ------
Accrued pension cost                 $(42.7)  $(44.2)
                                     ======   ======


The following table presents the weighted average actuarial assumptions used for all defined benefit plans in 1996, 1995 and 1994.

ACTUARIAL ASSUMPTIONS

                                     1996     1995     1994
                                     ----     ----     ----
Discount rate                         8.0%     7.5%     9.0%
Expected long-term rate
 of return on plan assets             9.6%     9.6%     9.6%
Rate of increase in future
 compensation levels                  5.1%     4.3%     5.1%


The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $7.7 million, $6.4 million and $5.7 million in 1996, 1995 and 1994, respectively.

In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to certain U.S. employees. Substantially all such employees are covered by the company's principal plan, under which benefits are provided to employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, such contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. For employees retiring after 1979, the dollar amount of the company's current and future contributions is frozen.

The following table presents the components of the company's liability for retiree health care benefits under the principal
U.S. plan.

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS

(In millions)                          1996     1995
                                     ------   ------
Accumulated postretirement
 benefit obligation
 Retirees                            $(29.1)  $(31.5)
 Fully eligible active
 participants                          (4.9)    (5.4)
 Other active participants             (6.3)    (7.4)
                                     ------   ------
                                      (40.3)   (44.3)
Unrecognized net gain                  (5.0)     (.1)
                                     ------   ------
Accrued postretirement
 health care benefits                $(45.3)  $(44.4)
                                     ======   ======


In the Consolidated Balance Sheet, accrued and other current liabilities includes $1.4 million of the total liability for postretirement health care benefits at year-end 1996 and 1995.

POSTRETIREMENT HEALTH CARE COST

(In millions)                        1996     1995     1994
                                     ----     ----     ----
Service cost (benefits earned
 during the period)                  $ .3     $ .3     $ .5
Interest cost on accumulated
 postretirement benefit
 obligation                           3.2      3.9      4.0
Net amortization and deferral          -        -        .3
                                     ----     ----     ----
Postretirement health care cost      $3.5     $4.2     $4.8
                                     ====     ====     ====


The discount rates used in calculating the accumulated postretirement benefit obligation were 8.0% for 1996 and 7.5% for 1995. For 1997, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 9.4%. This rate is assumed to decrease to varying degrees annually to 5.0% for years 2005 and thereafter. Because the dollar amount of the company's contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's deferred tax assets and liabilities as of year-end 1996 and 1995 are as follows:


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(In millions)                             1996      1995
                                        ------    ------
Deferred tax assets
 Net operating loss and tax credit
  carryforwards                         $ 59.7    $ 62.8
 Accrued postretirement health
  care benefits                           15.2      15.3
 Inventories, principally due to
  obsolescence reserves and
  additional costs inventoried
  for tax purposes                         8.7       9.5
 Accrued employee benefits other
  than pensions and retiree
  health care benefits                    10.7       9.4
 Accrued pension costs                     4.1       5.8
 Accrued warranty costs                    3.1       3.8
 Accrued taxes                             3.0       3.1
 Accounts receivable,
  principally due to allowances
  for doubtful accounts                    3.0       2.2
 Accrued liabilities and other            20.5      19.9
                                        ------    ------
  Total deferred tax assets              128.0     131.8
  Less valuation allowances              (59.4)    (66.1)
                                        ------    ------
   Deferred tax assets net
     of valuation allowances            $ 68.6    $ 65.7
                                        ======    ======
Deferred tax liabilities
 Property, plant and equipment,
  principally due to differences
  in depreciation methods               $ 23.7    $ 27.4
 Accounts receivable and inventories       3.0       5.2
 Prepaid pension costs                     6.2       3.7
 Undistributed earnings of
  non-U.S. subsidiaries                    1.3       1.0
 Other                                     7.1       7.8
                                        ------    ------
  Total deferred tax liabilities        $ 41.3    $ 45.1
                                        ------    ------
Net deferred tax assets                 $ 27.3    $ 20.6
                                        ======    ======


Valuation allowances totaling $13.2 million will be applied to reduce goodwill related to the acquisition of Widia when tax benefits related to Widia's net operating loss carryforwards are recognized in future years. During 1996, reversals of valuation allowances applied to reduce goodwill totaled $1.9 million.

Summarized in the following tables are the company's earnings before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

EARNINGS BEFORE INCOME TAXES

(In millions)                         1996     1995     1994
                                     -----    -----    -----
United States                        $33.9    $ 87.8   $32.7
Non-U.S.                              47.4      46.5    16.2
                                     -----    ------   -----
                                     $81.3    $134.3   $48.9
                                     =====    ======   =====

PROVISION FOR INCOME TAXES

(In millions)                          1996     1995    1994
                                     ------   ------   -----
CURRENT PROVISION
 United States                       $  6.4   $ 32.6   $ 4.1
 State and local                        2.8      8.9     3.4
 Non-U.S.                              12.8     12.5     3.2
                                     ------   ------   -----
                                       22.0     54.0    10.7
                                     ------   ------   -----
DEFERRED PROVISION
 United States                         (2.9)   (23.0)     -
 Non-U.S.                              (4.1)    (2.3)     .5
                                     ------   ------   -----
                                       (7.0)   (25.3)     .5
                                     ------   ------   -----
                                     $ 15.0   $ 28.7   $11.2
                                     ======   ======   =====

COMPONENTS OF THE PROVISION FOR DEFERRED INCOME TAXES

(In millions)                         1996      1995     1994
                                     -----    ------   ------
Tax effects of consolidation,
 restructuring and
 other reserves                      $  .4    $  1.6   $ 32.8
Depreciation                          (3.7)      8.9     (7.6)
Change in valuation
 allowances                           (6.7)    (19.6)   (10.0)
Change in deferred taxes
 related to operating
 loss carryforwards                    3.2      (6.0)   (16.0)
Accrued pension and other
 employee costs                         .5      (5.3)    (1.5)
Other                                  (.7)     (4.9)     2.8
                                     -----    ------   ------
                                     $(7.0)   $(25.3)  $   .5
                                     =====    ======   ======


RECONCILIATION OF THE U.S. STATUTORY RATE TO THE
TAX PROVISION RATE

                                      1996     1995     1994
                                     -----    -----    -----
U.S. statutory tax rate               35.0%    35.0%    35.0%
Increase (decrease) resulting
 from
 Losses without current
  tax benefits                         5.3      3.0      5.6
 Tax benefits from net
  reversal of U.S.
  temporary differences               (4.4)   (15.8)   (15.1)
 U.S. federal income tax
  credits                             (5.9)      -        -
 Effect of operations outside
  the U.S.                           (15.1)    (7.3)    (9.5)
 State and local income taxes,
  net of federal benefit               2.3      6.6      7.0
 Other                                 1.3      (.1)     (.1)
                                     -----    -----    -----
                                      18.5%    21.4%    22.9%
                                     =====    =====    =====


At year-end 1996, certain of the company's non-U.S.
subsidiaries had net operating loss carryforwards aggregating approximately $125 million, substantially all of which have no expiration dates.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $107 million at the end of 1996.

Income taxes of $33.8 million, $21.0 million and $10.4 million were paid in 1996, 1995 and 1994, respectively.

RECEIVABLES

In January, 1996, the company entered into a three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper, pursuant to which the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75 million of undivided interests in accounts receivable through January, 1999. This agreement replaced a similar agreement that expired in January, 1996. At December 28, 1996 and December 30, 1995, the undivided interests in the company's gross accounts receivable that had been sold to the purchasers aggregated $75.0 million and $69.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Statement of Earnings.

INVENTORIES

Inventories amounting to $129.0 million in 1996 and $130.6 million in 1995 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $64.6 million in 1996 and $65.8 million in 1995.

As presented in the Consolidated Balance Sheet, inventories are net of reserves for obsolescence of $45.6 million and $53.5 million in 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are shown in the following table.

PROPERTY, PLANT AND EQUIPMENT - NET

(In millions)                          1996     1995
                                     ------   ------
Land                                 $ 13.6   $  8.8
Buildings                             178.0    165.2
Machinery and equipment               427.0    353.0
                                     ------   ------
                                      618.6    527.0
Less accumulated depreciation         299.5    261.5
                                     ------   ------
                                     $319.1   $265.5
                                     ======   ======

OTHER CURRENT AND NONCURRENT ASSETS

The company holds for sale certain idle production facilities having an aggregate carrying value of $6.1 million and $6.0 million at year-end 1996 and 1995, respectively. One of these properties with a value of $1.6 million and $2.0 million in 1996 and 1995, respectively, is included in other current assets because it is expected to be sold within one year.

LIABILITIES

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

ACCRUED AND OTHER CURRENT LIABILITIES

(In millions)                          1996     1995
                                     ------   ------
Accrued salaries, wages and
 other compensation                  $ 51.9   $ 37.8
Integration and restructuring
 reserves                               2.3     18.3
Accrued and deferred
 income taxes                          13.6     29.0
Other accrued expenses                101.5    123.8
                                     ------   ------
                                     $169.3   $208.9
                                     ======   ======

LONG-TERM ACCRUED LIABILITIES

(In millions)                          1996     1995
                                     ------   ------
Accrued pension and other
 compensation                        $ 67.1   $ 69.9
Accrued postretirement
 health care benefits                  48.4     43.0
Accrued and deferred
 income taxes                          26.9     33.9
Minority shareholders'
 interests                             12.7      8.7
Other                                  23.5     30.2
                                     ------   ------
                                     $178.6   $185.7
                                     ======   ======

LONG-TERM DEBT

The components of long-term debt are shown in the following table.

LONG-TERM DEBT

(In millions)                          1996     1995
                                     ------   ------
Long-term debt
 7 7/8 % Notes due 2000              $100.0   $100.0
 8 3/8 % Notes due 2004               115.0    115.0
 12% Sinking Fund
 Debentures due 2010                     .8     10.8
 Revolving credit facility             80.3     87.1
 Other                                 11.0     22.6
                                     ------   ------
                                      307.1    335.5
Current maturities                     (5.2)    (3.3)
                                     ------   ------
                                     $301.9   $332.2
                                     ======   ======


Except for the 7 7/8% Notes due 2000 and the 8 3/8% Notes due 2004, the carrying amount of the company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company's incremental borrowing rate for similar types of financing arrangements. At year-end 1996, the fair value of the 7 7/8% Notes due 2000 was $103.7 million and the fair value of the 8 3/8% Notes due 2004 was $118.4 million. Such amounts are based on recent trade prices through registered securities brokers.

The 12% Sinking Fund Debentures due 2010 have annual sinking fund requirements which commenced in 1996. The terms of the indenture require the company to redeem at par $5.0 million of the debentures to meet the annual sinking fund requirement and the company could, at its option, increase such payment to a total of $10.0 million. In accordance with the terms of the indenture, the company elected to exercise this option and redeemed at par value $10.0 million of the debentures during 1996.

Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness.

Outstanding borrowings under the company's revolving credit facility of DM 125 million ($80.3 million and $87.1 million at year-end 1996 and 1995, respectively) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at a variable interest rate which was 4% at year-end 1996.

Interest paid was $35.1 million in 1996, $27.7 million in 1995 and $17.1 million in 1994.

Maturities of long-term debt for the five years after 1996 are:

           1997:         $ 5.2 million
           1998:           1.8 million
           1999:            .8 million
           2000:         180.7 million
           2001:            .4 million

The company leases certain equipment under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:

           1997:         $21.4 million
           1998:          14.6 million
           1999:          10.4 million
           2000:           8.2 million
           2001:           6.1 million
     After 2001:          22.2 million

Rent expense was $23.6 million, $19.8 million and $17.4 million in 1996, 1995 and 1994, respectively.

LINES OF CREDIT

At year-end 1996, the company had lines of credit with various U.S. and non-U.S. banks of approximately $527 million, including a $300 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. In January, 1996, to finance the acquisition of D-M-E, the company amended the revolving credit facility to increase the amount of credit available thereunder from $150 million to $300 million and to extend the term to January, 2000. The amended facility requires a facility fee of 1/4 % per annum on the total $300 million revolving loan commitment and continues to impose restrictions on total indebtedness in relation to total capital. The company anticipates that it will be able to continue to comply with these restrictions throughout the extended term of the facility. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $213 million at year-end 1996.

The weighted average interest rate on short-term borrowings outstanding as of year-end was 6.6% and 6.5% for 1996 and 1995, respectively.

SHAREHOLDERS' EQUITY

In May 1996, the company completed the issuance of an additional 5.5 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $128.5 million. The proceeds of the offering were used to repay a portion of the promissory notes issued to the seller in connection with the acquisition of D-M-E.


SHAREHOLDERS' EQUITY - PREFERRED AND COMMON SHARES

(In millions, except share and per-share amounts)

                                               1996     1995
                                              -----    -----
4% Cumulative Preferred shares authorized,
 issued and outstanding, 60,000 shares at
 $100 par value, redeemable at $105 a share   $ 6.0    $ 6.0

Common shares, $1 par value, authorized
 50,000,000 shares, issued and outstanding,
 1996: 39,846,397 shares, 1995: 34,270,304     39.8     34.3


The company has authorized ten million serial preference shares with $1 par value. None of these shares have been issued.

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

FOREIGN EXCHANGE CONTRACTS

The company enters into forward contracts to hedge foreign currency commitments on an ongoing basis for periods commensurate with known exposures. The purpose of this practice is to minimize the effect of foreign currency exchange rate fluctuations on the company's operating results. The company does not engage in speculation. The company's exposure to credit-related losses from these transactions is considered to be minimal due to the high credit ratings of the parties involved.

At December 28, 1996, the company had outstanding forward contracts totaling $32.6 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception. Due to the short-term nature of these contracts, the fair value of the contracts approximates their contract values as of December 28, 1996.

STOCK BASED COMPENSATION

The 1994 Long-Term Incentive Plan (1994 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

Non-qualified and incentive stock options outstanding under the 1994 Plan are granted at market value, vest in increments over a five year period, and expire ten years subsequent to the award. Of the 2,706,569 options outstanding at year-end 1996, 140,000 are incentive stock options.

Summaries of amounts issued under the 1994 Plan and prior plans are presented in the following tables.

STOCK OPTION ACTIVITY

                                                  Weighted-
                                                    Average
                                                   Exercise
                                      Shares          Price
                                   ---------      ---------
Outstanding at year-end 1993       1,717,075         $17.13
   - Granted                         503,300          23.43
   - Exercised                      (225,157)         16.92
   - Canceled                        (25,782)         21.66
                                   ---------      ---------
Outstanding at year-end 1994       1,969,436          18.73
   - Granted                         581,009          20.69
   - Exercised                      (382,854)         18.77
   - Canceled                        (30,595)         21.15
                                   ---------      ---------
Outstanding at year-end 1995       2,136,996          19.22
   - Granted                         626,800          25.75
   - Exercised                       (31,045)         20.51
   - Canceled                        (26,182)         22.95
                                   ---------      ---------
Outstanding at year-end 1996       2,706,569         $20.70
                                   =========      =========

EXERCISABLE STOCK OPTIONS AT YEAR-END

                              Stock Options
                              -------------
1994                              1,437,636
1995                              1,054,663
1996                              1,147,869


SHARES AVAILABLE FOR FUTURE GRANT AT YEAR-END

                              Stock Options
                              -------------
1994                              1,481,950
1995                                871,150
1996                                131,675


The following tables summarize information about stock options outstanding at December 28, 1996.

COMPONENTS OF OUTSTANDING STOCK OPTIONS

                                  Average    Weighted-
      Range of                  Remaining      Average
      Exercise        Number     Contract     Exercise
        Prices   Outstanding         Life        Price
 -------------   -----------    ---------    ---------
 $8.50 - 14.50       607,500          4.5       $13.31
 17.13 - 25.75     2,099,069          7.1        22.83
 -------------   -----------    ---------    ---------
 $8.50 - 25.75     2,706,569          6.5       $20.70
 =============   ===========    =========    =========


COMPONENTS OF EXERCISABLE STOCK OPTIONS

                                        Weighted-
      Range of                            Average
      Exercise              Number       Exercise
        Prices         Exercisable          Price
 -------------         -----------      ---------
 $8.50 - 14.50             607,500         $13.31
 17.13 - 25.75             540,369          22.18
 -------------         -----------      ---------
 $8.50 - 25.75           1,147,869         $18.62
 =============         ===========      =========


Under the 1994 Plan, performance awards are earned based on the achievement of specified annual earnings objectives and, at the discretion of the recipient, may be paid in the form of company common shares or cash. Participants who elect payment in common shares also receive an equal number of shares of restricted stock. Restricted stock awards generally vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation recognized as expense for restricted stock was $.9 million, $.7 million and $.6 million in 1996, 1995 and 1994, respectively. Restricted stock award activity is as follows:


RESTRICTED STOCK ACTIVITY

                                       1996     1995     1994
                                     ------   ------   ------
 Restricted stock awarded            58,746   47,600   15,150
 Weighted-average market value
  on date of grant                   $25.55   $23.00   $23.38


Cancellations of restricted stock, including shares canceled to pay employee withholding taxes at maturity, totaled 20,172, 16,323 and 36,903 in 1996, 1995 and 1994, respectively.

Pro forma earnings amounts prepared under the assumption that the stock options granted in 1996 and 1995 were accounted for based on their fair value as determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," are as follows:

PRO FORMA EARNINGS

(In millions, except per-share amounts)

                                      1996      1995
                                     -----    ------
Net earnings                         $63.5    $104.4

Net earnings per common share        $1.67    $ 3.02


The weighted-average fair value of options granted during 1996 and 1995 was $8.66 and $7.75, respectively. The fair value of each option granted during 1996 and 1995 is calculated as of the date of grant using the Black-Scholes option pricing model using the following assumptions:

FAIR VALUE ASSUMPTIONS

                                        1996         1995
                                   ---------    ---------
Dividend yield                          1.40%        1.74%
Expected volatility                  30 - 41%     33 - 43%
Risk free interest rate
 at grant date                     5.3 - 5.6%   7.3 - 7.5%
Expected life in years                 2 - 7        2 - 7


The pro forma effects of applying Statement of Financial
Accounting Standards No. 123 presented above are not indicative of future amounts. Statement of Financial Accounting
Standards No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

The 1997 Long-Term Incentive Plan (1997 Plan) was approved by the company's Board of Directors on February 7, 1997, and, subject to shareholder approval, will provide for grants of up to 2,000,000 common shares in the form of restricted stock, non-qualified stock options and incentive stock options. In certain circumstances, the vesting of restricted stock awards will be contingent on the attainment of specified earnings objectives over a three year period.

ORGANIZATION

Cincinnati Milacron Inc. is a worldwide manufacturer of plastics machinery, machine tools and industrial products for metalworking. The company has operations in the United States and other countries located principally in Western Europe.

The plastics machinery business includes the production of injection molding machines, mold bases, systems for extrusion and blow molding and various other specialty equipment. The market is driven by the consumer economy and the automotive industry. The machine tools segment serves a broad range of markets, including the automotive industry, job shops and the aerospace industry. The industrial products segment serves a variety of metalworking industries, including the automotive industry. It produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets. The markets for all three business segments are highly competitive and can be cyclical in nature.

Financial data for the past three years for the company's business segments are shown in the following tables. The 1996 increases for plastics machinery are primarily attributable to the acquisition of D-M-E on January 26, 1996. The 1996 decreases for machine tools are partially attributable to the sale of ESD on December 30, 1995. The 1995 increases for industrial products are partially attributable to the acquisitions of Widia on February 1, 1995 and Talbot on July 20, 1995.


SALES BY SEGMENT


(In millions)                    1996           1995         1994
                             --------       --------     --------

Plastics machinery           $  662.4       $  570.1     $  503.8
Machine tools                   371.8          409.0        338.5
Industrial products             695.5          670.2        354.8
                             --------       --------     --------
                             $1,729.7       $1,649.3     $1,197.1
                             ========       ========     ========



OPERATING INFORMATION BY SEGMENT


(In millions)                            1996           1995        1994
                                     --------       --------     -------

Operating earnings
 Plastics machinery                  $   59.2       $   54.3     $  45.9
 Machine tools                            4.9            7.7         6.8
 Industrial products                     73.7           62.1        36.3
 Disposition of businesses (a)             -            71.0         -
 Integration charge (b)                    -            (9.8)        -
 Corporate expenses                     (16.8)         (15.7)      (18.0)
 Other unallocated expenses (c)          (9.9)         (10.5)       (6.8)
                                     --------       --------     -------

  Operating earnings                    111.1          159.1        64.2
 Interest expense-net                   (29.8)         (24.8)      (15.3)
                                     --------       --------     -------

  Earnings before income taxes       $   81.3       $  134.3     $  48.9
                                     ========       ========     =======

Identifiable assets
 Plastics machinery                  $  612.6       $  335.3     $ 295.0
 Machine tools                          233.3          232.8       270.8
 Industrial products                    458.9          468.1       195.0
 Unallocated corporate assets (d)        31.5          137.5        26.8
                                     --------       --------     -------

  Total assets                       $1,336.3       $1,173.7     $ 787.6
                                     ========       ========     =======

Capital expenditures
 Plastics machinery                  $   20.6       $   16.6     $  13.8
 Machine tools                           15.7            8.6        11.6
 Industrial products                     28.9           27.1        17.6
                                     --------       --------     -------

  Total capital expenditures         $   65.2       $   52.3     $  43.0
                                     ========       ========     =======

Depreciation and amortization
 Plastics machinery                  $   21.4       $   11.8     $   9.2
 Machine tools                            5.0            7.4         7.2
 Industrial products                     24.5           24.4        12.2
                                     --------       --------     -------

  Total depreciation and
   amortization                      $   50.9       $   43.6     $  28.6
                                     ========       ========     =======


(a) $66.0 million relates to the machine tools segment and $5.0 million relates to the industrial products segment.
(b)  Relates to the industrial products segment.
(c) Includes financing costs related to the sale of accounts receivable andminority shareholders' interests in earnings of subsidiaries.
(d) Includes cash and cash equivalents and the assets of the company's insurance and utility subsidiaries.


Sales of U.S. operations include export sales of $179.2 million in 1996, $166.9 million in 1995, and $142.0 million in 1994.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $809.9 million, $784.2 million, and $417.6 million in 1996, 1995 and 1994, respectively.

The following table summarizes the company's U.S. and non-U.S. operations.

U.S. AND NON-U.S. OPERATIONS

(In millions)                          1996     1995     1994
                                     ------   ------   ------
U.S. OPERATIONS

 Sales                               $969.8   $938.3   $873.9
 Operating earnings                    81.4     71.8     67.9
 Disposition of businesses               -      62.1       -
 Integration charge                      -      (2.9)      -
 Identifiable assets                  731.6    484.1    471.4
 Capital expenditures                  41.7     31.4     33.2
 Depreciation and
  amortization                         28.9     21.6     19.2

NON-U.S. OPERATIONS

 Sales                                759.9    711.0    323.2
 Operating earnings                    56.4     52.3     21.1
 Disposition of businesses               -       8.9       -
 Integration charge                      -      (6.9)      -
 Identifiable assets                  573.2    552.1    289.4
 Capital expenditures                  23.5     20.9      9.8
 Depreciation and
  amortization                         22.0     22.0      9.4




REPORT OF INDEPENDENT AUDITORS




Board of Directors
Cincinnati Milacron Inc.





We have audited the accompanying Consolidated Balance Sheet of Cincinnati Milacron Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related Consolidated Statements of Earnings, Changes in Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Milacron Inc. and subsidiaries at December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                              /s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 13, 1997



SUPPLEMENTARY FINANCIAL INFORMATION

OPERATING RESULTS BY QUARTER (UNAUDITED)

(In millions, except per-share amounts)
                                            1996 (a)
                       ---------------------------------------------
                        Qtr 1         Qtr 2        Qtr 3       Qtr 4
                       ------        ------       ------      ------
Sales                  $353.4        $411.4       $511.1      $453.8
Manufacturing margins    90.5         100.1        128.1       112.5
 Percent of sales        25.6%         24.3%        25.1%       24.8%
Net earnings             12.6          14.7         19.1        19.9
Per common share          .36           .40          .47         .50

                                           1995 (a)
                       ---------------------------------------------
Sales                    $331.4      $413.5       $486.5      $417.9
Manufacturing margins      81.2       103.5        121.7       104.6
 Percent of sales          24.5%       25.0%        25.0%       25.0%
Net earnings               13.0(b)      8.4(c)      16.0        68.2(d)
Per common share            .38         .24          .46        1.96


(a) The fiscal year consists of thirteen four-week periods. The first, second and fourth quarters consist of twelve weeks each, and the third quarter, sixteen weeks.
(b) Includes a gain of $5.0 million ($4.0 million after tax, or $.12 per share) on the sale of the company's American Mine Tool business.
(c) Includes a charge of $9.8 million ($7.8 million after tax, or $.23 per share) for the integration of certain Widia and Valenite operations.
(d) Includes a gain of $66.0 million ($52.4 million after tax, or $1.51 per share) on the sale of the company's Electronic Systems Division.




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III
--------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT

The information required by Item 10 is (i) incorporated herein by reference to the "Election of Directors" section of the company's proxy statement dated March 21, 1997 and
(ii) included in Part I on pages 18 through 19 of this Form
10-K.



ITEM 11.   EXECUTIVE COMPENSATION

The "Components of Compensation" section of the company's proxy statement dated March 21, 1997 is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The "Principal Holders of Voting Securities" section of the company's proxy statement dated March 21, 1997 is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The paragraph captioned "Stock Loan Programs" of the company's proxy statement dated March 21, 1997 is incorporated herein by reference.

PART IV
-------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K


ITEM 14(A)(1)&(2)-- LIST OF FINANCIAL STATEMENTS AND
                    FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Cincinnati Milacron Inc. and subsidiaries are included in
Item 8:

                                                   Page No.
                                                   --------
     Consolidated Statement of Earnings -
       1996, 1995 and 1994                           31
     Consolidated Balance Sheet - 1996 and 1995      32
     Consolidated Statement of Changes in
       Shareholders' Equity - 1996, 1995 and 1994    33
     Consolidated Statement of Cash Flows -
       1996, 1995 and 1994                           34
     Notes to Consolidated Financial Statements      35
     Report of Independent Auditors                  46
     Supplementary Financial Information             47

The following consolidated financial statement schedule of Cincinnati Milacron Inc. and subsidiaries is included in
Item 14(d) for the years ended 1996, 1995 and 1994:


                                                   Page No.
                                                   -------

     Schedule II- Valuation and Qualifying
       Accounts and Reserves                         60


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

ITEM 14 (A)(3) - LIST OF EXHIBITS

  (2) Plan of Acquisition, Reorganization, Arrangement,
      Liquidation, or Succession - not applicable

  (3)  Articles of Incorporation and By-Laws

       3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 16, 1983
            -  Incorporated herein by reference to the
               company's Form 10-K for the fiscal year ended
               December 28,1985, as amended by Amendment No. 1 thereto on Form 8 dated June 30, 1986, and
               Amendment No. 2 thereto on Form 8 dated July 17,
               1986 (File No. 1-8485)

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

 (10) Material Contracts:
        10.1 Cincinnati Milacron 1987 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 27, 1987.

        10.2 Cincinnati Milacron 1991 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 22, 1991.

        10.3 Cincinnati Milacron 1994 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 24, 1994.

        10.4 Cincinnati Milacron Short-Term Management Incentive Plan
             - Filed herewith.

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

        10.9 Cincinnati Milacron Inc. Retirement Plan for Non-
             Employee Directors
             - Incorporated herein by reference to the
               company's Form 10-K for the fiscal year ended
               December 29, 1990.

        10.10  Cincinnati Milacron Supplemental Executive
               Retirement Plan
               - Incorporated herein by reference to the
                 company's Form 10-K for the fiscal year ended
                 January 1,1994.

        10.11 Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati
               Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.
               - Incorporated herein by reference to the
                 company's Form 8-K dated February 1, 1995.

        10.12 Amendment Number One, dated as of May 31, 1995 to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994, among Cincinnati Milacron Inc., Cincinnati
               Milacron Kunststoffmaschinen Europe GmbH the lenders listed therein, and Bankers Trust Company, as agent.
               - Incorporated herein by reference to
                 the company's Form 8-K dated May
                 31, 1995.

        10.13  U.S. Asset Purchase Agreement dated as of
               December 15, 1995 between Cincinnati Milacron
               Inc. and TRINOVA Corporation.
               - Incorporated herein by reference to
                 the company's Form 8-K dated
                 December 30, 1995.

        10.14  U.K. Asset Purchase Agreement dated
               as of December 15, 1995, between
               Cincinnati Milacron U.K. Limited and
               TRINOVA Limited.
               - Incorporated herein by reference to
                 the company's Form 8-K dated
                 December 30, 1995.

        10.15  Amendment Number Two, dated as of
               January 23, 1996 to the Amended and
               Restated Revolving Credit Agreement
               dated as of December 31, 1994 among
               Cincinnati Milacron Inc, Cincinnati
               Milacron Kunststoffmaschinen Europe
               GmbH, the lenders listed therein, and
               Bankers Trust Company, as agent.
               - Incorporated herein by reference to
                 the company's Form 10-K dated
                 December 30, 1995.

        10.16  Amendment Number Three, dated as of
               April 26, 1996 to the Amended and
               Restated Revolving Credit Agreement
               dated as of December 31, 1994 among
               Cincinnati Milacron Inc, Cincinnati
               Milacron Kunststoffmaschinen Europe
               GmbH, the lenders listed therein, and
               Bankers Trust Company, as agent.
               - Filed herewith.

       10.17  Underwriting Agreement between
              Cincinnati Milacron Inc, and CS First
              Boston Corporation, BT Securities
              Corporation, Merrill Lynch, Pierce,
              Fenner & Smith Incorporated and J.P.
              Morgan Securities Inc.
              - Incorporated herein by reference to
                the company's Registration Statement on Form S-3
                (Registration No. 333-01739)

       10.18  Asset Purchase Agreement dated as of
              January 23, 1996, between Cincinnati
              Milacron Inc., a Delaware
              corporation,  The Fairchild
              Corporation, a Delaware corporation,
              RHI Holdings, Inc., a Delaware
              corporation, and the Designated
              Purchasers and Sellers named therein.
              - Incorporated herein by reference to
                the company's Form 8-K dated January
                26, 1996.

 (11) Statement Regarding Computation of Per-Share Earnings

 (12) Statement Regarding Computation of Ratios - not applicable

 (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - not applicable

 (16) Letter re Change in Certifying Accountant - not applicable

 (18) Letter Regarding Change in Accounting Principles - not applicable

 (21) Subsidiaries of the Registrant

 (22) Published Report Regarding Matters Submitted to Vote of
      Security Holders
      -  Incorporated by reference to the company's Proxy
         Statement dated March 21, 1997.

 (23) Consent of Experts and Counsel

 (24) Power of Attorney - not applicable

 (27) Financial Data Schedule

 (99) Additional Exhibits - not applicable


ITEM 14(B)-- REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1996.

ITEM 14(C)&(D)-- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   The responses to these portions of Item 14 are submitted as a separate section of this report.



SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CINCINNATI MILACRON INC.



                  BY:  /s/ Daniel J. Meyer
                       -----------------------------------
                       Daniel J. Meyer; Chairman and Chief
                       Executive Officer, Director
                           (Chief Executive Officer)


                  BY:  /s/ Raymond E. Ross
                       ------------------------------------
                       Raymond E. Ross; President and Chief
                       Operating Officer, Director
                           (Chief Operating Officer)


                  BY:  /s/ Ronald D. Brown
                       ----------------------------------------
                       Ronald D. Brown; Vice President- Finance
                               (Chief Financial Officer)


                  BY:  /s/ Robert P. Lienesch
                       ----------------------------------------
                       Robert P. Lienesch; Controller
                                (Chief Accounting Officer)


Date:  March 19, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Darryl F. Allen               /s/ Neil A. Armstrong
-----------------------------     ---------------------
Darryl F. Allen;                  Neil A. Armstrong;
March 19, 1997                    March 19, 1997
 (Director)                        (Director)


/s/ Barbara Hackman Franklin    /s/ Harry A. Hammerly
-----------------------------   ------------------------
Barbara Hackman Franklin;       Harry A. Hammerly;
March 19, 1997                  March 19, 1997
 (Director)                      (Director)


ITEM 14(C) AND (D)-- INDEX TO CERTAIN EXHIBITS AND FINANCIAL
                     STATEMENT SCHEDULES

                                                  Page No.
                                                  --------
 Exhibit 10.4  Cincinnati Milacron Short-Term
               Management Incentive Plan          Bound Separately

 Exhibit 10.16 Amendment Number Three, dated as
               of April 26, 1996, to the Amended
               and Restated Revolving Credit
               Agreement dated as of December 31,
               1994, among Cincinnati Milacron
               Inc, Cincinnati Milacron
               Kunststoffmaschinen Europe GmbH,
               the lenders listed herein, and
               Bankers Trust Company, as agent     Bound Separately

 Exhibit 11    Computation of Per-Share Earnings     55

 Exhibit 21    Subsidiaries of the Registrant        56

 Exhibit 23    Consent of Experts and Counsel        58

 Exhibit 27    Financial Data Schedule               59

 Schedule II   Valuation and Qualifying
               Accounts and Reserves                 60


CINCINNATI MILACRON INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED 1996, 1995 AND 1994
(IN THOUSANDS)



COL.  A                     COL. B                   COL. C            COL.D        COL. E
------------------------------------------------------------------------------------------
                                                   ADDITIONS
                                            ----------------------
                             BALANCE AT     CHARGED TO                              BALANCE
                             BEGINNING      COSTS AND      OTHER    DEDUCTIONS       AT END
DESCRIPTION                  OF PERIOD      EXPENSES     -DESCRIBE   -DESCRIBE    OF PERIOD
-------------------------------------------------------------------------------------------

YEAR ENDED 1996
 Allowances for
   doubtful accounts         $12,935        $ 4,667      $ 1,429 (a)  $ 4,687 (b)   $13,715
                                                                          629 (c)
 Restructuring and
   integration charge
   reserves                  $18,336        $    -       $    -       $14,646 (b)   $ 2,324
                                                                          766 (c)
                                                                          600 (d)
 Allowances for inventory
   obsolescence              $53,458        $10,805      $ 1,598 (a)  $18,557 (b)   $45,649
                                                                        1,655 (c)
YEAR ENDED 1995
 Allowances for
   doubtful accounts         $ 8,718        $ 4,963      $ 5,855 (a)  $ 7,382 (b)   $12,935
                                                             781 (c)
 Restructuring and
   integration and
   consolidation charge
   reserves                  $ 6,164        $ 7,006      $16,883 (a)  $11,762 (b)   $18,336
                                                              45 (c)
 Allowances for inventory
   obsolescence              $38,567        $18,402      $13,058 (a)  $18,147 (b)   $53,458
                                                           2,028 (c)      450 (e)
YEAR ENDED 1994
 Allowances for
 doubtful accounts           $ 7,884        $ 4,944      $   207 (c)  $ 4,317 (b)   $ 8,718

 Restructuring and
   consolidation, closing
   and relocation and
   special charge reserves   $58,265        $ (726)     $    443 (c)  $54,478 (b)   $ 6,164
                                                           2,660 (f)
 Allowances for inventory
   obsolescence              $33,764        $10,066      $ 1,507 (c)  $10,334 (b)   $38,567
                                                           3,564 (f)


 (a) Consists of reserves of subsidiaries purchased during the year.
 (b) Represents amounts charged against the reserves during the year.
 (c) Represents foreign currency translation adjustments during the year.
 (d) Reversal of excess Valenite restructuring reserve established in 1993.
 (e) Consists of reserves of businesses sold during the year.
 (f) Finalization of purchase price allocation for Ferromatik which was purchased in November, 1993.