Form 10-Q
period 1997-03-22
CINCINNATI MILACRON INC /DE/
filed 1997-05-02
CIK 716823

============================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          ___________


                           FORM 10-Q





[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the quarter ended March 22, 1997

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

                       Yes [x]     No [ ]


Number   of  shares  of  Common  Stock,  $1.00  par   value,
outstanding as of April 30, 1997:   39,818,195
============================================================



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


                       PART I.  FINANCIAL INFORMATION
                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                 (In millions)

                                              MARCH 22,    DEC. 28,
                                                1997         1996
                                              --------    --------

ASSETS
Current assets
  Cash and cash equivalents                   $   30.0    $   27.8
  Notes and accounts receivable, less
    allowances of $13.1 in 1997 and
    $13.7 in 1996                                237.8       267.0
  Inventories
    Raw materials                                 25.5        27.8
    Work-in-process and finished parts           204.5       202.7
    Finished products                            166.5       159.2
                                              --------    --------
     Total inventories                           396.5       389.7
  Other current assets                            51.1        43.4
                                              --------    --------
    Total current assets                         715.4       727.9
Property, plant and equipment                    602.3       618.6
  Less accumulated depreciation                  294.3       299.5
                                              --------    --------
    Property, plant and equipment - net          308.0       319.1
Goodwill                                         225.8       229.9
Other noncurrent assets                           62.1        59.4
                                              --------    --------
  TOTAL ASSETS                                $1,311.3    $1,336.3
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt                 $   77.5    $   70.9
  Trade accounts payable                         125.1       134.9
  Advance billings and deposits                   35.6        34.5
  Accrued and other current liabilities          165.3       169.3
                                              --------    --------
    Total current liabilities                    403.5       409.6
Long-term accrued liabilities                    178.1       178.6
Long-term debt                                   296.2       301.9
                                              --------    --------
  TOTAL LIABILITIES                              877.8       890.1
                                              --------    --------

Commitments and contingencies                       -           -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.8 in 1997
    and 1996)                                    423.3       429.9
  Reinvested earnings                             29.3        19.9
  Cumulative foreign currency translation
    adjustments                                  (25.1)       (9.6)
                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                  433.5       446.2
                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,311.3    $1,336.3
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


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                 (UNAUDITED)

                                            (In millions, except share
                                               and per-share amounts)

                                                  12 WEEKS ENDED
                                               -------------------
                                               MARCH 22,  MARCH 23,
                                                 1997       1996
                                               --------   --------
Sales                                           $ 377.5    $ 353.4
Cost of products sold                             283.6      262.9
                                                -------     ------
  Manufacturing margins                            93.9       90.5
                                                -------     ------

Other costs and expenses
  Selling and administrative                       68.9       66.2
  Minority shareholders' interests                   -          .1
  Other - net                                       2.8        1.3
                                                -------     ------
    Total other costs and expenses                 71.7       67.6
                                                -------     ------

Operating earnings                                 22.2       22.9

Interest
  Income                                             .5        1.1
  Expense                                          (6.4)      (8.3)
                                                -------     ------
    Interest - net                                 (5.9)      (7.2)
                                                -------     ------

EARNINGS BEFORE INCOME TAXES                       16.3       15.7

Provision for income taxes                          3.3        3.1
                                                -------     ------
NET EARNINGS                                    $  13.0    $  12.6
                                                =======    =======
EARNINGS PER COMMON SHARE                       $   .33    $   .36
                                                =======    =======

Dividends per common share                      $   .09    $   .09

Weighted average number of shares
  and common share equivalents
  outstanding (in thousands)                     39,897     34,842

See notes to consolidated condensed financial statements.


                  CINCINNATI MILACRON INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                  (In millions)

                                                 12 WEEKS ENDED
                                              --------------------
                                              MARCH 22,   MARCH 23,
                                                1997        1996
                                              --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
  Net earnings                                 $  13.0     $  12.6
  Operating activities providing
    (using) cash
     Depreciation and amortization                10.8         9.6
     Deferred income taxes                        (6.3)        (.5)
     Working capital changes
       Notes and accounts receivable              19.9        26.4
       Inventories                               (18.0)       (8.6)
       Other current assets                       (5.8)         .6
       Trade accounts payable and other
        current liabilities                       (4.5)      (23.1)
     Decrease (increase) in other
       noncurrent assets                           1.5        (1.2)
     Increase in long-term
       accrued liabilities                         1.6         6.1
     Other - net                                  (1.7)       (1.2)
                                               -------     -------
       Net cash provided by
        operating activities                      10.5        20.7
                                               -------     -------

INVESTING ACTIVITIES CASH FLOWS
  Capital expenditures                            (6.6)       (8.0)
  Net disposals of property, plant
    and equipment                                   .2          .5
  Acquisitions                                      -        (73.2)
                                               -------     -------
     Net cash used by
       investing activities                       (6.4)      (80.7)
                                               -------     -------

FINANCING ACTIVITIES CASH FLOWS
  Dividends paid                                  (3.7)       (3.1)
  Issuance of long-term debt                        .6          -
  Repayments of long-term debt                    (1.7)        (.2)
  Increase in amounts payable to banks             9.5         3.8
  Net issuance of common shares                     .2          .7
  Net purchase of treasury shares                 (6.8)         -
                                               -------     -------
    Net cash (used) provided by
     financing activities                         (1.9)        1.2
                                               -------     -------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             2.2       (58.8)
Cash and cash equivalents at
  beginning of period                             27.8       133.1
                                               -------     -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  30.0     $  74.3
                                               =======     =======

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

The Consolidated Condensed Balance Sheet at December 28, 1996, has been derived from the audited consolidated financial statements at that date.

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 28, 1996.

ACQUISITION
-----------

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

The D-M-E acquisition was accounted for under the purchase method. The aggregate cost of the acquisition, including professional fees and other related costs, was $248.1 million. The allocation of the acquisition cost to the assets acquired and the liabilities assumed is presented in the table that follows.


                                                  (In millions)
                                                      1996
                                                     ------

  Cash and cash equivalents                          $  1.3
  Accounts receivable                                  25.5
  Inventories                                          29.6
  Other current assets                                  1.2
  Property, plant and equipment                        43.9
  Goodwill                                            162.5
  Other noncurrent assets                               7.9
                                                     ------
    Total assets                                      271.9

  Current accrued liabilities                         (18.9)
  Long-term accrued liabilities                        (4.9)
                                                     ------
    Total liabilities                                 (23.8)
                                                     ------
  Total acquisition cost                             $248.1
                                                     ======

Unaudited pro forma sales and earnings information for  the  12 weeks ended March 23, 1996, is presented in the following table. The amounts assume that the acquisition of D-M-E had taken place at the beginning of 1996.


                                   (In millions, except
                                     per-share amounts)

                                     12 Weeks Ended
                                        March 23,
                                          1996
                                        --------


    Sales                               $  368.9
                                        ========

    Net earnings                        $   12.7
                                        ========

    Per common share                    $    .36
                                        ========


SEVERANCE EXPENSE
-----------------

In the first quarter of 1997, the company recorded severance expense of approximately $2.0 million before tax ($1.6 million after tax) related to a workforce reduction plan involving approximately 60 employees at the company's German plastics machinery business, Ferromatik. The plan, approved by management and the Works Council in the first quarter of 1997, will result in a total cash cost of about $2.0 million, all of which will be expended in 1997. The company expects to achieve annual cost savings of approximately $3.5 million as a result of the workforce reduction and other actions at Ferromatik, some of which will begin to be realized in the second quarter of 1997.

INCOME TAXES
------------

In both 1997 and 1996, the provision for income taxes consists of U.S. federal and state and local income taxes, non-U.S. income taxes in certain jurisdictions, and the effects of the reversal of U.S. and certain non-U.S. valuation allowances.

The company entered 1996 with non-U.S. net operating loss carryforwards totaling $144 million, the deferred tax assets related to which had been partially or substantially fully reserved through valuation allowances at year-end 1995. The company reviews the valuation of all deferred tax assets on an ongoing basis and concluded in 1996 that it is more likely than not that a portion of these assets will be realized in the future. Accordingly, U.S. and certain non-U.S. valuation allowances were reversed, resulting in an effective tax rate less than the U.S. statutory rate.

Due in part to the reduction of the aggregate net operating loss carryforward from $144 million to $125 million at year-end 1996, and the expectation of additional loss carryforward utilization in 1997 and 1998, the 1997 provision for income taxes includes the reversal of additional valuation allowances in the U.S. and in certain non-U.S. jurisdictions. As a result, the 1997 effective tax rate is less than the U.S. statutory rate.


RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. The amount of undivided interests that have been sold at various balance sheet dates is as follows: $75 million at March 23, 1997 and December 28, 1996, $64 million at March 23, 1996, and $69 million at December 30, 1995. Any increases or decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                   (In millions)

                                               Mar. 22,   Dec. 28,
                                                 1997       1996
                                               -------    -------
ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation                          $ 52.4     $ 51.9
  Accrued and deferred income taxes               17.3       13.6
  Other accrued expenses                          95.6      103.8
                                                ------     ------
                                                $165.3     $169.3
                                                ======     ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation        $ 66.6     $ 67.1
  Accrued postretirement health
    care benefits                                 48.2       48.4
  Accrued and deferred income taxes               28.1       26.9
  Minority shareholders' interests                12.7       12.7
  Other                                           22.5       23.5
                                                ------     ------
                                                $178.1     $178.6
                                                ======     ======

LONG-TERM DEBT
--------------

The components of long-term debt are shown in the following table.

                                                  (In millions)

                                               Mar. 22,   Dec. 28,
                                                1997        1996
                                               -------    -------
Long-term debt
  7-7/8% Notes due 2000                        $ 100.0    $ 100.0
  8-3/8% Notes due 2004                          115.0      115.0
  Revolving credit facility                       74.4       80.3
  Other                                           10.5       11.8
                                               -------    -------
Total long-term debt                             299.9      307.1
Less current maturities                           (3.7)      (5.2)
                                               -------    -------
                                               $ 296.2    $ 301.9
                                               =======    =======

Outstanding borrowings under the company's revolving credit facility of DM 125 million ($74.4 million at March 22, 1997 and $80.3 million at December 28, 1996) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year.


LINES OF CREDIT
---------------

In March, 1997, at the company's request, the committed revolving credit facility was reduced from $300 million to $200 million and the term of the agreement was extended to January, 2002. The restriction on total indebtedness in relation to total capital was replaced by a covenant of debt in relation to earnings before interest, income taxes, depreciation and amortization (EBITDA). In addition, the borrowing rate spread was reduced to .425% over LIBOR and the facility fee was reduced to .20% of the total line of credit as of March 22, 1997. The pricing under this amended facility fluctuates with changes to the debt to EBITDA ratios.

At March 22, 1997, the company had lines of credit with various U.S. and non-U.S. banks of approximately $419 million, including the $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the amended revolving credit facility, the company's additional borrowing capacity totaled approximately $242 million at March 22, 1997.


SHAREHOLDERS' EQUITY
--------------------

In the first quarter of 1997, the company repurchased approximately 300,000 common shares on the open market at a total cost of $6.8 million to meet the needs of management incentive, employee benefit and shareholder dividend reinvestment plans.

On May 20, 1996, the company completed the issuance of an additional 5.5 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $128.5 million. The proceeds of the offering were used to repay a portion of the promissory notes issued to the seller in connection with the acquisition of D-M-E.


CONTINGENCIES
-------------

The company is involved in remedial investigations and actions at various locations, including former plant facilities, and EPA Superfund sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 96-1 (which became effective in 1997) when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental costs have not been material in the past.

Various  lawsuits arising during the normal course of  business
are   pending   against  the  company  and   its   consolidated
subsidiaries.

In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.

ORGANIZATION
------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the twelve weeks ended March 22, 1997 and March 23, 1996 is presented below.

                                                 (In millions)

                                                 12 Weeks Ended
                                              -------------------
                                              Mar. 22,    Mar. 23,
                                                1997        1996
                                              -------     -------
Sales
  Plastics machinery                          $ 149.2     $ 122.8
  Machine tools                                  89.8        81.1
  Industrial products                           138.5       149.5
                                              -------     -------
                                              $ 377.5     $ 353.4
                                              =======     =======

Operating earnings
  Plastics machinery                          $   9.2     $  10.7
  Machine tools                                   1.8          .9
  Industrial products                            16.6        16.6
  Corporate expenses                             (3.8)       (3.4)
  Other unallocated expenses (a)                 (1.6)       (1.9)
                                              -------     -------
                                              $  22.2     $  22.9
                                              =======     =======

New orders
  Plastics machinery                          $ 151.1     $ 120.2
  Machine tools                                  97.2        97.9
  Industrial products                           143.7       152.4
                                              -------     -------
                                              $ 392.0     $ 370.5
                                              =======     =======

Ending backlog                                $ 387.7     $ 365.3
                                              =======     =======


(a)Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.


EARNINGS PER COMMON SHARE
-------------------------

Earnings  per  common share are based on the  weighted  average
number   of   common   shares  and  common  share   equivalents
outstanding.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. When it becomes effective, the new standard will require the presentation of both "basic earnings per share," which is based on the weighted-average number of common shares outstanding during a period, and "diluted earnings per share," which includes the effects of stock options and other potentially dilutive securities. At year-end 1997, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. However, the restated amounts for the first quarters of 1997 and 1996, will not vary significantly from the amounts reported herein.



           CINCINNATI MILACRON INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (UNAUDITED)

RESULTS OF OPERATIONS

The company operates in three business segments: plastics machinery, machine tools and industrial products. The plastics machinery and industrial products businesses have benefited from a number of strategic acquisitions since the beginning of 1995. The most recent was the January 26, 1996, acquisition of D-M-E, which is included in the company's plastics machinery segment for seven weeks in the first quarter of 1996, and the entire 12 weeks in 1997. This had the effect of increasing new orders and sales by approximately $16 million in the first quarter of 1997.

In recent years, the company's growth outside the U.S. has allowed the company to be less dependent on the U.S. industrial sector. With sales to non-U.S. markets accounting for 30% to 40% of sales, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. Throughout much of 1996 the financial statement effects of a weaker German Mark were to some degree offset by the effects of a stronger British Pound. In the first quarter of 1997, the U.S. dollar strengthened against both the British Pound and German Mark resulting in a translation effect of decreasing new orders by $19 million and sales by $9 million. Net earnings were not negatively affected in the first quarter of 1997 primarily because of the favorable translation effect of a $3.5 million operating loss at Ferromatik in Germany, as described below. In addition, in 1997 there was a $16 million decrease in shareholders' equity due to cumulative foreign currency translation adjustments. If the German Mark remains at current levels or weakens further in 1997, the company will experience a negative effect on translating its European new orders, sales and earnings in 1997 when compared with 1996 results.

NEW ORDERS AND BACKLOG

New orders in the first quarter of 1997 were $392 million, which represented a $21 million, or 6%, increase from the $371 million in the first quarter of 1996. Excluding the effects of the D-M-E acquisition and the stronger U.S. dollar, new orders increased by $25 million, or 7%.

Orders for plastics machinery increased $31 million, or 26%, to $151 million from $120 million in the first quarter of 1997 as the D-M-E acquisition and increased orders for U.S.-built injection molding machines offset currency effects. Machine tool orders were $97 million in 1997, about the same as 1996. New orders for U.S.-built machine tools and aerospace products continued to improve while orders for U.K.-built products softened. Orders for industrial products were $144 million, down from $152 million in 1996, due primarily to the weaker German Mark and reduced orders for Widia's industrial magnets in Europe.

U.S. export orders approximated $40 million in the first quarter of 1997 compared with $41 million in the first quarter of 1996.

The company's backlog of unfilled orders continued to increase from $365 million at March 23, 1996, to $373 million at December 28, 1996, to $388 million at March 22, 1997. These increases are being driven by increased orders for U.S.-built machine tools, including and most importantly, orders for aerospace products.


SALES

Sales in the first quarter of 1997 of $378 million increased by $24 million over the first quarter of 1996. Excluding the effects of the D-M-E acquisition and currency exchange rate effects, sales increased by $17 million, or 5%. Plastics machinery sales, excluding the D-M-E acquisition effect, increased by $10 million due to increased sales of U.S.-built injection molding machines. Machine tool sales increased $9 million from last year's first quarter as a result of increased sales of U.S.-built standard machine tools. Industrial products sales decreased $11 million from the first quarter of 1996, more than half of which is due to currency exchange rate fluctuations, with the balance being related mostly to reduced sales of industrial magnets in Europe.

Export sales increased from $40 million in the first quarter of 1996 to $42 million in the first quarter of 1997, primarily due to the acquisition effect of D-M-E.

MARGINS, COSTS AND EXPENSES

The consolidated manufacturing margin percent of 24.9% for the first quarter of 1997 decreased from 25.6% in the first quarter of 1996, almost solely due to reduced margins from the company's European injection molding machine business, Ferromatik. Plastics machinery margins were further held back by competitive pricing in a difficult market, a trend that is expected to continue during the second quarter. Manufacturing margins for both machine tools and industrial products improved.

Selling and administrative expense in the first quarter of 1997 increased, as expected, with increased sales and the effect of the acquisition. As a percent to sales, however, selling expense declined compared with the first quarter of 1996. Administrative expense increased, primarily due to the D-M-E acquisition.

Other-net represented a $2.8 million expense in 1997 versus a $1.3 million expense in the first quarter of 1996. The increase was caused primarily by an expense for severance benefits of approximately $2.0 million relating to approximately 60 employees at Ferromatik. As a result of this and other actions at Ferromatik, the company expects to achieve annualized savings of $3.5 million, which will begin to phase in during the second quarter of 1997. Also included in other-net is $.6 million of income related to the early termination of a technology license agreement which benefited the industrial products group in 1997.

Interest expense - net decreased by $1.3 million in the first quarter of 1997 compared to the first quarter of 1996 due to repayment of debt using the proceeds from the May, 1996 equity offering.

EARNINGS BEFORE INCOME TAXES

In the first quarter of 1997, the company's Ferromatik subsidiary incurred a pretax operating loss of $3.5 million, of which about $2.0 million represents severance expense to implement a workforce reduction plan. Despite this loss, the company's earnings before income taxes of $16.3 million in 1997 represented a 4% improvement over the comparable quarter of 1996.


INCOME TAXES

The provision for income taxes in 1997 and 1996 includes U.S. federal and state and local income taxes, and income taxes in other jurisdictions outside the U.S. The company entered both years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets.

By the beginning of 1996, the company had fully utilized its U.S. NOL carryforwards, but as of December 28, 1996, its non-
U.S. NOL carryforwards totaled $125 million, most of which have no expiration dates.

The company's practice is to periodically reevaluate the future realization of all of its deferred tax assets. During 1997 and 1996, the company concluded that it is more likely than not that a portion of these assets will be offset against future taxable income. As a result, the company reversed valuation allowances in certain jurisdictions which caused the provision for income taxes to be less than the statutory rate. The company expects the utilization of these NOL carryforwards and reversal of additional valuation allowances to continue to cause the effective tax rate to be less than the U.S. statutory rate through at least 1997, and most likely through 1998.

NET EARNINGS

Net earnings were $13.0 million, or $.33 per share, in the first quarter of 1997 compared with $12.6 million, or $.36 per share, in the first quarter of 1996. Even though net earnings increased, earnings per share decreased due to the issuance of additional common shares in May, 1996. Net earnings and earnings per share for the first quarter of 1997 were reduced by $1.6 million after-tax, or $.04 per share, for the Ferromatik severance expense. Excluding the severance expense, 1997 net earnings and earnings per share would have increased by $2.0 million, or $.01 per share, over the 1996 net earnings of $12.6 million and earnings per share of $.36.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At March 22, 1997, the company had cash and cash equivalents of $30 million, an increase of $2 million during the first quarter of 1997.

Operating activities provided $11 million of cash in 1997, compared with $21 million provided in the first quarter of 1996. This decline was caused primarily by higher inventory levels in the company's machinery businesses related to increased order levels. Operating activities cash flows were reduced by cash costs of $2 million in 1996 for the integration and restructuring of Valenite and Widia which had begun in 1995.

Investing activities in 1997 resulted in a $6 million use of cash, mostly due to capital expenditures. Net cash used by investing activities totaled $81 million in 1996, including $73 million for the D-M-E acquisition.

Financing activities used $2 million of cash in 1997. In the first quarter of 1997, the company used $7 million of cash to repurchase approximately 300,000 common shares on the open market to meet the needs of management incentive, employee benefit and dividend reinvestment plans. Amounts payable to banks also increased by $10 million, although total debt increased by only $1 million during the quarter due to currency exchange rate effects.

As of March 22, 1997, the company's current ratio of 1.8 was unchanged from 1.8 at December 28, 1996, but down from 2.0 at March 23, 1996.

At March 22, 1997, the company had lines of credit with various
U.S.   and   non-U.S.  banks  of  approximately  $419  million,
including a $200 million committed revolving credit facility.

In March, 1997, at the company's request, the revolving credit facility was reduced from $300 million to $200 million and the term was extended to January 2002. The restriction on total indebtedness in relation to total capital was removed and a covenant of debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) was substituted. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $242 million at March 22, 1997.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $48.3 million at March 22, 1997, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At March 22, 1997, approximately $227.6 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $374 million at March 22, 1997, an increase of $1 million over December 28, 1996. Total shareholders' equity was $434 million at March 22, 1997, a decrease of $13 million from December 28, 1996, primarily due the $16 million effect of the stronger U.S. dollar on the cumulative foreign currency translation adjustment. The ratio of total debt to total capital (debt plus equity) remained at 46% at March 22, 1997, compared with December 28, 1996, but down from 65% at March 23, 1996.

Capital expenditures in 1997 are expected to range between $70 million and $83 million, dependent upon the timing of certain projects, and the company expects to expend about $2 million for Ferromatik severance payments. The company believes that its cash flow from operations and available credit lines will be sufficient to meet these and other operating requirements.

OUTLOOK
-------

The company's outlook for the North American and Asian markets remains positive, but it is less confident in the European outlook. Assuming Europe picks up in the last half of 1997, the company believes it is positioned to meet its annual targets of 7% to 8% sales growth and 15% or greater increases in earnings per share. If the European rebound is delayed, the company expects to show less significant increases in 1997 over 1996.

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

 * fluctuations in interest rates currency exchange rates of U.S. and foreign countries, including those of countries in Europe and Asia where the company has several principal manufacturing facilities and where many of the company's competitors and suppliers are based;

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

       (a) Exhibits

           Exhibit (3)   - Articles of Incorporation and Bylaws

           Exhibit (4)   - Instruments Defining the Rights of
                           Security Holders, Including
                           Indentures

           Exhibit (10)  - Material Contracts

           Exhibit (11)  - Statement Regarding Computation of Per Share
                           Earnings - filed as a part of Part I

           Exhibit (27)  - Financial Data Schedule - filed as part of
                           Part I

       (b) Reports on Form 8-K
                           There were no reports on Form 8-K filed during the quarter ended March 22, 1997.


           CINCINNATI MILACRON INC. AND SUBSIDIARIES

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:   May 1, 1997             By:/s/Robert P. Lienesch
      -----------------            ---------------------
                                   Robert P. Lienesch
                                   Controller



Date:   May 1, 1997             By:/s/Ronald D. Brown
      -----------------            ---------------------
                                   Ronald D. Brown
                                   Vice President - Finance
                                   and Administration
                                   and Chief Financial Officer


           CINCINNATI MILACRON INC. AND SUBSIDIARIES
                       INDEX TO EXHIBITS

EXHIBIT NO.                                            PAGE NO.
-----------                                            --------

  2        Plan of Acquisition,
           Reorganization, Arrangement,
           Liquidation or Succession
           -  Not Applicable.

  3        Articles of Incorporation and By-laws

     3.1   -  Incorporated  herein  by
              reference  to  the  company's  annual
              report  on  Form 10-K for the  fiscal
              year ended December 28, 1996.

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
               reference to the company's annual
               report on Form 10-K for the fiscal
               year ended December 28, 1996.

     10.2  Amendment Number Four, Dated as of March          (Bound
           14, 1997, to the Amended and  Restated          Separately)
           Revolving Credit Agreement dated as of
           December 31, 1994, among Cincinnati
           Milacron Inc., Cincinnati Milacron
           Kunststoffmaschinen Europe GmbH, the
           lenders listed therein, and Bankers
           Trust Company, as agent.
           - Filed Herewith.

  11       Statement Regarding Computation  of
           Per Share Earnings                                   22

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