Form 10-Q
period 1997-06-14
CINCINNATI MILACRON INC /DE/
filed 1997-07-22
CIK 716823

============================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          ___________


                           FORM 10-Q



[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the quarter ended June 14, 1997

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

                       Yes [x]     No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of July 17, 1997: 39,837,446

============================================================


         CINCINNATI MILACRON INC. AND SUBSIDIARIES
                            INDEX



                                                              PAGE NO.

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


           Consolidated Condensed Balance Sheet                   3


           Consolidated Condensed Statement of Earnings           4


           Consolidated Condensed Statement of Cash Flows         5


           Notes to Consolidated Condensed Financial Statements   6


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations         13


                   PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders    19

Item 6.   (a) Exhibits                                           19


          (b) Reports on Form 8-K                                19


          Signatures                                             20


          Index to Exhibits                                      21




               PART I.  FINANCIAL INFORMATION
          CINCINNATI MILACRON INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEET
                         (UNAUDITED)


                                                  (IN MILLIONS)

                                                JUNE 14,   DEC. 28,
                                                 1997        1996
                                               --------   --------
ASSETS
Current assets
  Cash and cash equivalents                   $   33.6    $   27.8
  Notes and accounts receivable, less
    allowances of $13.2 in 1997
    and $13.7 in 1996                            249.7       267.0
  Inventories
    Raw materials                                 27.4        27.8
    Work-in-process and finished parts           211.0       202.7
    Finished products                            164.5       159.2
                                              --------    --------
     Total inventories                           402.9       389.7
  Other current assets                            54.3        43.4
                                              --------    --------
    Total current assets                         740.5       727.9
Property, plant and equipment                    605.9       618.6
  Less accumulated depreciation                  298.3       299.5
                                              --------    --------
    Property, plant and equipment - net          307.6       319.1
Goodwill                                         222.2       229.9
Other noncurrent assets                           67.5        59.4
                                              --------    --------
  TOTAL ASSETS                                $1,337.8    $1,336.3
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks
    and current portion of long-term debt     $   60.8    $   70.9
  Trade accounts payable                         137.1       134.9
  Advance billings and deposits                   39.2        34.5
  Accrued and other current liabilities          178.1       169.3
                                              --------    --------
    Total current liabilities                    415.2       409.6
Long-term accrued liabilities                    181.1       178.6
Long-term debt                                   294.4       301.9
                                              --------    --------
  TOTAL LIABILITIES                              890.7       890.1
                                              --------    --------

Commitments and contingencies                       -           -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.8 in 1997
    and 1996)                                    423.6       429.9
  Reinvested earnings                             43.8        19.9
  Cumulative foreign currency translation
    adjustments                                  (26.3)       (9.6)
                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                  447.1       446.2
                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,337.8    $1,336.3
                                              ========    ========


See notes to consolidated condensed financial statements.


          CINCINNATI MILACRON INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                         (UNAUDITED)


                                          (IN MILLIONS, EXCEPT SHARE
                                             AND PER-SHARE AMOUNTS)

                                    12 WEEKS ENDED      24 WEEKS ENDED
                                   -----------------   -----------------
                                   JUNE 14,  JUNE 15,   JUNE 14, JUNE 15,
                                     1997      1996       1997     1996
                                   -------   -------   --------  -------

Sales                               $452.1    $411.4     $829.6   $764.8
Cost of products sold                341.8     309.7      624.0    571.6
                                    ------    ------     ------  -------
 Manufacturing margins               110.3     101.7      205.6    193.2
                                    ------    ------     ------  -------


Other costs and expenses
 Selling and administrative           78.6      73.5      147.5    139.7
 Minority shareholders' interests       .4        .5         .4       .6
 Other - net                           2.2       1.6        6.4      3.9
                                    ------    ------     ------  -------
   Total other costs and expenses     81.2      75.6      154.3    144.2
                                    ------    ------     ------  -------
Operating earnings                    29.1      26.1       51.3     49.0

Interest
 Income                                 .4       1.2         .9      2.3
 Expense                              (6.7)     (8.9)     (13.1)   (17.2)
                                    ------    ------     ------  -------
   Interest - net                     (6.3)     (7.7)     (12.2)   (14.9)
                                    ------    ------     ------  -------

EARNINGS BEFORE INCOME TAXES          22.8      18.4       39.1     34.1

Provision for income taxes             4.6       3.7        7.9      6.8
                                    ------    ------     ------  -------

NET EARNINGS                        $ 18.2    $ 14.7     $ 31.2   $ 27.3
                                    ======    ======     ======   ======

EARNINGS PER COMMON SHARE           $  .45    $  .40     $  .78   $  .76
                                    ======    ======     ======   ======
Dividends per common share          $  .09    $  .09     $  .18   $  .18

Weighted average number of shares
 and common share equivalents
 outstanding (in thousands)         39,893    36,688     39,895   35,765


See notes to consolidated condensed financial statements.


          CINCINNATI MILACRON INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                                (IN MILLIONS)

                                    12 WEEKS ENDED      24 WEEKS ENDED
                                   -----------------   -----------------
                                   JUNE 14,  JUNE 15,  JUNE 14,  JUNE 15,
                                     1997      1996      1997      1996
                                   -------   -------   -------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
 Net earnings                      $  18.2   $  14.7   $  31.2   $  27.3
 Operating activities providing
   (using) cash :
     Depreciation and amortization    13.0      12.8      23.9      22.4
     Deferred income taxes            (7.2)     (1.3)    (13.5)     (1.8)
     Working capital changes
      Notes and accounts receivable  (12.3)    (14.3)      7.6     12.1
      Inventories                     (7.7)     (9.1)    (25.7)    (17.7)
      Other current assets            (1.5)      (.8)     (7.3)      (.2)
      Trade accounts payable          12.1       4.9       5.3       (.1)
      Accrued and other current
        liabilities                   18.6      (2.1)     20.9     (20.2)
     Decrease (increase) in other
       noncurrent assets               (.6)     (3.6)       .8      (4.8)
     Increase in long-term
      accrued liabilities              1.8       4.1       3.4      10.2
     Other - net                       (.9)      (.6)     (2.6)     (1.8)
                                   -------   -------   -------   -------
      Net cash provided by
        operating activities          33.5       4.7      44.0      25.4
                                   -------   -------   -------   -------


INVESTING ACTIVITIES CASH FLOWS
 Capital expenditures                (12.8)    (14.6)    (19.4)    (22.6)
 Net disposals of property, plant
   and equipment                       3.5       2.3       3.7       2.8
 Acquisitions                           -       (1.4)       -      (74.6)
                                   -------   -------   -------   -------
   Net cash used by
     investing activities             (9.3)    (13.7)    (15.7)    (94.4)
                                   -------   -------   -------   -------


FINANCING ACTIVITIES CASH FLOWS
 Dividends paid                       (3.6)     (3.2)     (7.3)     (6.3)
 Issuance of long-term debt             .8        -        1.4        -
 Repayments of long-term debt          (.6)    (16.2)     (2.3)    (16.4)
 Increase (decrease) in amounts
   payable to banks                  (17.5)      4.0      (8.0)      7.8
 Net issuance of common shares          .3     128.8        .5     129.5
 Net purchase of treasury shares        -         -       (6.8)       -
                                   -------   -------   -------   -------

   Net cash provided (used) by
     financing activities            (20.6)    113.4     (22.5)    114.6
                                   -------   -------   -------   -------

INCREASE IN CASH
 AND CASH EQUIVALENTS                  3.6     104.4       5.8      45.6
Cash and cash equivalents at
 beginning of period                  30.0      74.3      27.8     133.1
                                   -------   -------   -------   -------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $  33.6   $ 178.7   $  33.6   $ 178.7
                                   =======   =======   =======   =======


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

RECLASSIFICATION OF FINANCIAL STATEMENT
---------------------------------------

Beginning  in  the second quarter of 1997,  amortization  of goodwill, which was previously included as a component of cost of products sold, is included in other costs and expenses in the Consolidated Condensed Statement of Earnings. Related amounts reported for prior periods have been reclassified to conform to the 1997 presentation.

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
                                                     ======

Unaudited pro forma sales and earnings information for the 24 weeks ended June 15, 1996, is presented in the following table. The amounts assume that the acquisition of D-M-E had taken place at the beginning of 1996.


                                                  (IN MILLIONS, EXCEPT
                                                    PER-SHARE AMOUNTS)

                                                     24 WEEKS ENDED
                                                         JUNE 15,
                                                           1996
                                                         -------


    SALES                                                $777.3
                                                         ======
    NET EARNINGS                                         $ 27.4
                                                         ======
    PER COMMON SHARE                                     $  .76
                                                         ======


SEVERANCE EXPENSE
-----------------

In the first quarter of 1997, the company recorded severance expense of approximately $2.0 million before tax ($1.6 million after tax) related to a workforce reduction plan involving approximately 60 employees at the company's German plastics machinery business, Ferromatik. The plan, approved by management and the Works Council in the first quarter of 1997, will result in a total cash cost of about $2.0 million, all of which will be expended in 1997. The company expects to achieve annual cost savings of approximately $3.5 million as a result of the workforce reduction and other actions at Ferromatik, some of which began to be realized in the second quarter of 1997.

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

Due in part to the reduction of the aggregate net operating loss carryforward from $144 million to $125 million at year-end 1996, and the expectation of additional loss carryforward utilization in 1997 and 1998, the 1997 provision for income taxes includes the reversal of additional valuation allowances in the U.S. and in certain non-U.S. jurisdictions. As a result, the 1997 effective tax rate is also less than the U.S. statutory rate.

RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. The amounts of undivided interests that have been sold at various balance sheet dates are as follows: $75 million at June 14, 1997, March 23, 1997 and December 28, 1996, $56.5
million at June 15, 1996, $64 million at March 23, 1996, and $69 million at December 30, 1995. Any increases or decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                   (IN MILLIONS)

                                              JUNE 14,    DEC. 28,
                                                1997        1996
                                              -------     -------

ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation                         $ 51.8      $ 51.9
  Accrued and deferred income taxes              22.1        13.6
  Other accrued expenses                        104.2       103.8
                                               ------      ------
                                               $178.1      $169.3
                                               ======      ======
LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other compensation       $ 66.9      $ 67.1
  Accrued postretirement health
    care benefits                                48.0        48.4
  Accrued and deferred income taxes              30.1        26.9
  Minority shareholders' interests               13.1        12.7
  Other                                          23.0        23.5
                                               ------      ------
                                               $181.1      $178.6
                                               ======      ======



LONG-TERM DEBT
--------------

The components of long-term debt are shown in the following table.

                                                  (IN MILLIONS)

                                              JUNE 14,    DEC. 28,
                                               1997         1996
                                              -------     -------
Long-term debt
  7-7/8% Notes due 2000                       $ 100.0     $ 100.0
  8-3/8% Notes due 2004                         115.0       115.0
  Revolving credit facility                      72.9        80.3
  Other                                          10.6        11.8
                                              -------     -------
Total long-term debt                            298.5       307.1
Less current maturities                          (4.1)       (5.2)
                                              -------     -------
                                              $ 294.4     $ 301.9
                                              =======     =======


Outstanding borrowings under the company's revolving credit facility of DM 125 million ($72.9 million at June 14, 1997 and $80.3 million at December 28, 1996) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year.

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

At  June  14,  1997, the company had lines  of  credit  with various U.S. and non-U.S. banks of approximately $418 million, including the $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the amended revolving credit facility, the company's additional borrowing capacity totaled approximately $276 million at June 14, 1997.

SHAREHOLDERS' EQUITY
--------------------

In April, 1997, the 1997 Long-Term Incentive Plan (the "Plan"), which had been approved by the board of directors
in   February,   1997,  was  approved   by   the   company's
shareholders.  The  Plan  provides  for  grants  of  up   to
2,000,000 common shares in the form of restricted stock, non-
qualified  stock  options and incentive stock  options.   In
certain circumstances, the vesting of restricted stock awards is contingent on the attainment of specified earnings objectives over a three year period.

In the first quarter of 1997, the company repurchased approximately 300,000 common shares on the open market at a total cost of $6.8 million to partially meet the needs of management incentive, employee benefit and shareholder dividend reinvestment plans.


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


ORGANIZATION
------------

The company has three business segments: plastics machinery, machine tools, and industrial products. Financial information for each of these segments for the second quarter of 1997 and 1996 and for the twenty four weeks ended June 14, 1997 and June 15, 1996 is presented below.

                                                 (IN MILLIONS)
                                    12 WEEKS ENDED     24 WEEKS ENDED
                                   ---------------    ---------------
                                   JUNE 14, JUNE 15,  JUNE 14, JUNE 15,
                                     1997     1996     1997      1996
                                   -------  -------   -------  -------
Sales
  Plastics machinery               $ 179.0  $ 158.2   $ 328.2  $ 281.0
  Machine tools                      105.2     86.5     195.0    167.6
  Industrial products                167.9    166.7     306.4    316.2
                                   -------  -------   -------  -------
                                   $ 452.1  $ 411.4   $ 829.6  $ 764.8
                                   =======  =======   =======  =======

Operating earnings
  Plastics machinery               $  13.8  $  13.5   $  23.0  $  24.2
  Machine tools                        1.7      (.2)      3.5       .7
  Industrial products                 19.4     18.9      36.0     35.5
  Corporate expenses                  (3.9)    (4.2)     (7.7)    (7.6)
  Other unallocated expenses (a)      (1.9)    (1.9)     (3.5)    (3.8)
                                   -------  -------   -------  -------
                                   $  29.1  $  26.1   $  51.3  $  49.0
                                   =======  =======   =======  =======

New orders
  Plastics machinery               $ 174.9  $ 142.3   $ 326.0  $ 262.5
  Machine tools                      109.8     80.6     207.0    178.5
  Industrial products                171.6    166.7     315.3    319.1
                                   -------  -------   -------  -------
                                   $ 456.3  $ 389.6   $ 848.3  $ 760.1
                                   =======  =======   =======  =======

Ending backlog                     $ 391.9  $ 345.0   $ 391.9  $ 345.0
                                   =======  =======   =======  =======

(a) Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.


EARNINGS PER COMMON SHARE
-------------------------

Earnings per common share are based on the weighted  average
number   of  common  shares  and  common  share  equivalents
outstanding.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. When it becomes effective, the new standard will require the presentation of both "basic earnings per share," which is based on the weighted-average number of common shares outstanding during a period, and "diluted earnings per share," which includes the effects of stock options and other potentially dilutive securities. At year-end 1997, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. However, the restated amounts for the second quarters of 1997 and 1996 and for the twenty four weeks ended June 14, 1997, and June 15, 1996, will not vary significantly from the amounts reported herein.


SUBSEQUENT EVENT
----------------

On June 30, 1997, the company acquired Data Flute CNC Inc., a Pittsfield, Massachusetts manufacturer of high-performance solid carbide end mills for the aerospace and general metalworking industries. The acquisition of Data Flute, a company with annual sales in excess of $10 million, will be accounted for under the purchase method of accounting and was financed by the use of available cash.


          CINCINNATI MILACRON INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (UNAUDITED)

RESULTS OF OPERATIONS

The  company operates in three business segments:   plastics
machinery, machine tools and industrial products.

In recent years, the company's growth outside the U.S. has allowed the company to be less dependent on the U.S. industrial sector. With sales to non-U.S. markets accounting for 30% to 40% of sales, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. Throughout much of 1996, the financial statement effects of a weaker German Mark were to some degree offset by the effects of a stronger British Pound. In 1997, however, the Pound has somewhat stabilized while the Mark has continued to weaken. As a result, the company has experienced a more significant translation effect in 1997, resulting in a negative currency effect on new orders and sales by $19 million and $17 million, respectively, in the second quarter of 1997 and $38 million and $25 million, respectively, in the first half of 1997. The effect of currency fluctuations on net earnings has not been material in the first half of 1997. In 1997, there has also been a $17 million decrease in shareholders' equity due to cumulative foreign currency translation adjustments. If the Mark remains at current levels or weakens further in 1997, the company will continue to experience a negative effect on translating its European new orders, sales and, possibly, earnings in 1997 when compared with 1996 results.

NEW ORDERS AND BACKLOG

New orders in the second quarter of 1997 were $456 million, which represented a $66 million, or 17%, increase from the $390 million in the second quarter of 1996. Orders for plastics machinery increased by $33 million, or 23%, primarily due to increased orders for U.S.-built injection molding machines. (Plastics machinery's second quarter new orders exclude orders taken for over $40 million at the triannual National Plastics Expo (NPE) which was held during the company's third quarter.) Machine tool orders increased by $29 million, or 36%, primarily due to increased orders for U.S.-built standard and aerospace machines, including a $13 million order from Aeroquip - Vickers Inc. Orders for industrial products increased by $5 million, as U.S. orders increased while European orders declined in large part due to foreign currency translation effects.

For the first half of 1997, new orders totaled $848 million, up $88 million, or 12%, from $760 million in the first half of 1996. In general, U.S. orders in all three business segments increased while European order levels declined largely as a result of currency fluctuations.

U.S. export orders increased to $46 million and $87 million in the second quarter and first half of 1997, respectively, compared with $42 million and $83 million in the comparable periods of 1996.

The company's backlog of unfilled orders continued to increase from $345 million at June 15, 1996, to $373 million at December 28, 1996, to $388 million at March 22, 1997 to $392 million at June 14, 1997. These increases are being driven by increased orders for U.S.-built machine tools, including and most significantly, orders for aerospace products.


SALES

Sales in the second quarter of 1997 were $452 million, which represented a $41 million, or 10%, increase from $411 million in the second quarter of 1996. Sales of plastics machinery increased by $21 million, or 13%, almost solely due to increased sales of U.S.-built injection molding machines. Machine tool sales increased by $19 million, or 22%, primarily due to increased U.S. sales. Sales of industrial products increased by $1 million, or 1%, to $168 million as sales of U.S.-built grinding wheels and cutting tools increased more than sales of European cutting tools and industrial magnets decreased. The weaker German Mark reduced this group's sales by $10 million.

For  the first half of 1997, sales totaled $830 million,  up
$65 million, or 8%, from $765 million in the first half of 1996. In general, U.S. sales in all three business segments increased while European sales declined, largely due to currency fluctuations.

Export sales increased to $55 million and $97 million in the
second   quarter  and  first  half  of  1997,  respectively,
compared with $41 million and $80 million in the comparable periods of 1996.

MARGINS, COSTS AND EXPENSES

Amortization of goodwill has historically been included in cost of products sold. Because of its increased significance as a result of recent acquisitions, the company has reconsidered the historical classification of this expense and concluded that it more properly belongs in other costs and expenses - net in the Consolidated Condensed Statement of Earnings. Amounts for cost of products sold, manufacturing margins and related percentages, and other expenses - net for prior periods have been restated for consistency of presentation. These amounts totaled approximately $1.3 million in the second quarters of 1997 and 1996 and $2.6 million for the first half of both years.

The manufacturing margin percent of 24.4% in the second quarter of 1997 decreased from 24.7% in the second quarter of 1996. Margins for machine tools and industrial products continued to improve. The decline was caused by lower margins for Ferromatik and pricing pressure on U.S.-built injection molding machines. For the same reasons, the manufacturing margin percent of 24.8% in the first half of 1997 declined from the 25.3% in the first half of 1996. Competitive pricing for injection molding machines is expected to continue to hold back margins into the third quarter of 1997.

Selling and administrative expenses increased in amount, as expected, with increased sales and the effect of the D-M-E acquisition. As a percent to sales, this expense continued to decline due to volume increases and certain cost reductions.

Other expense-net, including amortization of goodwill of about $1.3 million per quarter, increased to $2.2 million in the second quarter of 1997 from $1.6 million in the second quarter of 1996 primarily due to reduced gains on sales of capital assets. The $6.4 million expense in the first half of 1997 increased $2.5 million from the prior year primarily due to the inclusion of severance expense of approximately $2.0 million in the first quarter of 1997 relating to approximately 60 employees at Ferromatik. As a result of this and other actions at Ferromatik, the company expects to achieve annualized savings of $3.5 million, which began to phase in during the second quarter of 1997.

Interest expense-net decreased in 1997 due primarily to lower debt levels.


EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $22.8 million in the second quarter of 1997 exceeded the $18.4 million in the second quarter of 1996 by $4.4 million, or 24%, due to higher operating earnings and lower interest expense. Earnings before income taxes for the first half of 1997 totaled $39.1 million, representing a $5.0 million, or 15%, increase over $34.1 million in the comparable period of 1996. First half 1997 earnings were held back by the $2.0 million severance expense for Ferromatik.

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

The company's practice is to periodically reevaluate the future realization of all of its deferred tax assets. During 1997 and 1996, the company concluded that it is more likely than not that a portion of these assets will be offset against future taxable income. As a result, the company reversed valuation allowances in certain jurisdictions which caused the provision for income taxes to be less than the statutory rate. The company expects the utilization of these NOL carryforwards and reversal of additional valuation allowances to continue to cause the effective tax rate to be less than the U.S. statutory rate through 1998, although the 1998 rate is expected to range between 30% and 32% of earnings before income taxes.

NET EARNINGS

Net earnings were $18.2 million, or $.45 per share, in the second quarter of 1997 compared with $14.7 million, or $.40 per share, in the second quarter of 1996. This represented a 23% increase in net earnings, but only 12% on a per share basis due to the issuance of additional common shares in May, 1996. For the first half of 1997, net earnings were $31.2 million, or $.78 per share, which represented an increase of $3.9 million, or $.02 per share, over the first half of 1997. Net earnings and earnings per share for the first half of 1997 were reduced by $1.6 million after-tax, or $.04 per share, for the Ferromatik severance expense. Excluding the severance expense, 1997 first half net earnings and earnings per share would have increased by $5.5 million, or $.06 per share, over the 1996 first half net earnings of $27.3 million and earnings per share of $.76.


LIQUIDITY AND SOURCES OF CAPITAL

At June 14, 1997, the company had cash and cash equivalents of $34 million, representing increases of $4 million and $6 million in the second quarter and first half of 1997, respectively.

Operating activities provided $34 million of cash in the second quarter of 1997, compared with $5 million provided in the second quarter of 1996. The increase was primarily related to increases in various current liability accounts. For the first half of 1997, operating activities provided $44 million, representing a $19 million increase over the first half of 1996, due in large part to increases in various current liability accounts. Operating activities cash flows for the first half of 1997 and 1996 were reduced by cash costs of approximately $.8 million in 1997 for Ferromatik severance payments and $4 million in 1996 for integration and restructuring costs of Valenite and Widia.

Investing activities in the second quarter of 1997 resulted in a $9 million use of cash, due to capital expenditures of $13 million. For the first half of 1997, net cash used by investing activities totaled $16 million compared with $94 million in the first half of 1996 which included $75 million for the D-M-E acquisition.

Financing activities used $21 million of cash in the second quarter of 1997 due primarily to repayments in bank borrowings. In the second quarter of 1996, financing activities provided $113 million of cash largely as a result of the $129 million net proceeds from the issuance of additional shares. Also during the second quarter of 1996, the company elected to defease $10 million of the 12% Sinking Fund Debentures. The remaining $.8 million of these debentures were redeemed at par on July 15, 1997. In the first half of 1997, the company used $23 million of cash for financing activities, including $7 million to repurchase approximately 300,000 common shares on the open market to partially meet the needs of management incentive, employee benefit and dividend reinvestment plans. In addition, amounts payable to banks and long-term debt were reduced by $9 million in 1997. In all periods presented, dividends were paid at the rate of $.09 per common share.

As of June 14, 1997, the company's current ratio of 1.8 was unchanged from March 22, 1997, and December 28, 1996, and up from 1.7 at June 15, 1996.

At  June  14,  1997, the company had lines  of  credit  with various  U.S.  and  non-U.S.  banks  of  approximately  $418 million, including a $200 million committed revolving credit facility.

In March, 1997, at the company's request, the revolving credit facility was reduced from $300 million to $200 million and the term was extended to January 2002. The restriction on total indebtedness in relation to total capital was removed and a covenant of debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) was substituted. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $276 million at June 14, 1997.
The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $45 million at June 14, 1997, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-
term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.
The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At June 14, 1997, approximately $208 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs. Total debt was $355 million at June 14, 1997, a decrease of about $18 million from both March 22, 1997, and December 28, 1996. Total shareholders' equity was $447 million at June 14, 1997, an increase of $14 million from March 22, 1997, and $1 million from December 28, 1996. Total shareholders' equity has been adversely affected by about $17 million in the first half of 1997 due to the effect of the stronger U.S. dollar on the cumulative foreign currency translation adjustment. The ratio of total debt to total capital (debt plus equity) declined to 44% at June 14, 1997, compared with 46% at both March 22, 1997, and December 28, 1996.

Subsequent to June 14, 1997, the company completed the acquisition of Data Flute CNC Inc.("Data Flute"). With annual sales in excess of $10 million, Data Flute manufactures high performance solid carbide end mills for the aerospace and general metalworking industries.

On July 15, 1997, the Board of Directors approved a quarterly dividend of $.12 per common share, an increase from $.09 per share paid in each of the quarters included in this Form 10-Q report. The increased dividend is payable September 12, 1997.

Capital expenditures in 1997 are expected to range between $70 million and $83 million, dependent upon the timing of certain projects, and the company expects to expend about $2 million for Ferromatik severance payments. The company believes that its cash flow from operations and available credit lines will be sufficient to meet these and other cash requirements, including the Data Flute acquisition and the increased dividend.

OUTLOOK
-------

The company anticipates that good business levels will continue for the balance of the year. The company's North American and Asian markets remain strong, and its European operations continue to hold up in spite of the soft conditions there. The company expects the eventual recovery in Europe to provide the company with a significant upside potential. Regardless of the timing of the turn around, the company expects steady sales and operating earnings growth for the rest of 1997 and into 1998.

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

   * fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where the company has several principal manufacturing facilities and where many of the company's competitors and suppliers are based;

   * fluctuations in domestic and non-U.S. interest rates which affect the cost of borrowing under the company's lines of credit and financing fees related to the sale of domestic accounts receivable;

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


                 PART II.  OTHER INFORMATION
          CINCINNATI MILACRON INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a)    The annual meeting of shareholders of Cincinnati Milacron
       Inc., was held on April 22, 1997.

(b)    All director nominees were elected.

(c)    The shareholders voted on the following matters:

                         PROPOSALS AND VOTE TABULATIONS



                                                            VOTES CAST
                                   ----------------------------------------------------------
                                       FOR               AGAINST        ABSTAIN     NON-VOTES
                                   ----------           --------        -------     ---------


       Approval of the appointment
         of independent auditors      65,819,736             875,981     390,467       0

       Approval of the proposed 1997
         Long-Term Incentive Plan     58,916,275           3,562,138     737,489       0



                              ELECTION OF DIRECTORS

       DIRECTOR                        VOTES FOR        VOTES WITHHELD
       --------                       ----------        --------------
       [S]
       Darryl F. Allen                66,010,334             1,247,204
       James E. Perrella              66,057,591             1,199,947
       Harry C. Stonecipher           66,055,341             1,202,197
       Barbara Hackman Franklin       66,043,885             1,213,653
       Joseph A. Pichler              66,052,515             1,205,023



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

       Exhibit (4) -   Instruments Defining the Rights of
                       Security Holders, Including Indentures

       Exhibit (10) -  Material Contracts

       Exhibit (11) -  Statement Regarding Computation of
                       Earnings Per Share - filed as a part of
                       Part I

       Exhibit (27) -  Financial Data Schedule - filed as part of
                       Part I

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended June 14, 1997.



CINCINNATI MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:  July 18, 1997            By:/s/ Robert P. Lienesch
       ------------                ----------------------
                                   Robert P. Lienesch
                                   Controller



Date:  July 18, 1997            By:/s/ Ronald D. Brown
       -------------               -----------------------
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

4          Instruments Defining the Rights
           of Security Holders, Including
           Indentures.

      4.1  12% Sinking Fund Debentures
           due July 15, 2010
           - Incorporated herein by
             reference to the company's
             Registration Statement on Form S-
             3 (Registration No. 2-98653).

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

     10.2  Amendment Number Four,
           dated as of March 14, 1997, to the
           Amended and Restated Revolving
           Credit Agreement dated as of
           December 31, 1994, among Cincinnati
           Milacron Inc., therein, and Bankers
           Trust Company, as agent
           - Incorporated herein by
             reference to the company's
             Quarterly Report on Form 10-Q for
             the quarter ended March 22, 1997.

      10.3 1997 Long-Term Incentive
           Plan
           - Incorporated by reference to
             the company's Proxy Statement
             filed March 21, 1997.

11        Statement Regarding Computation of Per Share
          Earnings                                            23

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