Form 10-Q
period 1997-10-04
CINCINNATI MILACRON INC /DE/
filed 1997-11-17
CIK 716823

============================================================


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          ___________


                           FORM 10-Q



[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the quarter ended October 4, 1997

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

                       Yes [x]     No [ ]

Number of shares of Common Stock, $1.00 par value,
outstanding as of November 12, 1997: 39,922,708
============================================================



          CINCINNATI MILACRON INC. AND SUBSIDIARIES
                            INDEX



                                                    PAGE NO.

          PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


           Consolidated Condensed Balance Sheet         3


           Consolidated Condensed Statement
            of Earnings                                 4


           Consolidated Condensed Statement
            of Cash Flows                               5

           Notes to Consolidated Condensed
            Financial Statements                        6


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                               13


          PART II.  OTHER INFORMATION


Item 6.   (a) Exhibits                                 21


          (b) Reports on Form 8-K                      21


Signatures                                             22


Index to Exhibits                                      23




               PART I.  FINANCIAL INFORMATION
          CINCINNATI MILACRON INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEET
                         (UNAUDITED)

                                                  (In millions)

                                                 Oct. 4,   Dec. 28,
                                                  1997       1996
                                               --------   --------
ASSETS
Current assets
  Cash and cash equivalents                   $   35.1    $   27.8
  Notes and accounts receivable, less
    allowances of $13.6 in 1997 and
    $13.7 in 1996                                255.5       267.0
  Inventories
    Raw materials                                 26.2        27.8
    Work-in-process and finished parts           223.7       202.7
    Finished products                            159.9       159.2
                                              --------    --------
     Total inventories                           409.8       389.7
  Other current assets                            59.9        43.4
                                              --------    --------
    Total current assets                         760.3       727.9
Property, plant and equipment                    641.8       618.6
  Less accumulated depreciation                  323.0       299.5
                                              --------    --------
    Property, plant and equipment - net          318.8       319.1
Goodwill                                         231.3       229.9
Other noncurrent assets                           68.5        59.4
                                              --------    --------
Total assets                                  $1,378.9    $1,336.3
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks
    and current portion of long-term debt     $   84.5    $   70.9
  Trade accounts payable                         132.6       134.9
  Advance billings and deposits                   38.0        34.5
  Accrued and other current liabilities          177.7       169.3
                                              --------    --------
    Total current liabilities                    432.8       409.6
Long-term accrued liabilities                    184.8       178.6
Long-term debt                                   303.0       301.9
                                              --------    --------
  Total liabilities                              920.6       890.1
                                              --------    --------

Commitments and contingencies                       -           -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.8 in 1997
    and 1996)                                    423.2       429.9
  Reinvested earnings                             61.6        19.9
  Cumulative foreign currency translation
    adjustments                                  (32.5)       (9.6)
                                              --------    --------
     Total shareholders' equity                  458.3       446.2
                                              --------    --------
Total liabilities and shareholders' equity    $1,378.9    $1,336.3
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


          CINCINNATI MILACRON INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                         (UNAUDITED)


                                          (In millions, except share
                                             and per-share amounts)

                                     16 WEEKS ENDED      40 WEEKS ENDED
                                   -----------------   ------------------
                                    OCT. 4,   OCT. 5,    OCT. 4,   OCT. 5,
                                     1997      1996       1997      1996
                                   -------   -------   --------  --------

Sales                              $ 570.7   $ 511.1   $1,400.3  $1,275.9
Cost of products sold                430.5     380.9    1,054.5     952.5
                                   -------   -------   --------  --------
 Manufacturing margins               140.2     130.2      345.8     323.4
                                   -------   -------   --------  --------

Other costs and expenses
 Selling and administrative          100.6      95.6      248.1     235.3
 Minority shareholders'
  interests                            1.5       1.2        1.9       1.8
 Other - net                           1.7       1.5        8.1       5.4
                                   -------   -------   --------  --------
   Total other costs and
    expenses                         103.8      98.3      258.1     242.5
                                   -------   -------   --------  --------

Operating earnings                    36.4      31.9       87.7      80.9

Interest
 Income                                 .9       1.5        1.8       3.9
 Expense                              (9.1)    (10.1)     (22.2)    (27.4)
                                   -------   -------   --------  --------
   Interest - net                     (8.2)     (8.6)     (20.4)    (23.5)
                                   -------   -------   --------  --------

Earnings before income taxes          28.2      23.3       67.3      57.4

Provision for income taxes             5.6       4.2       13.5      11.0
                                   -------   -------   --------  --------

Net earnings                       $  22.6   $  19.1   $   53.8  $   46.4
                                   =======   =======   ========  ========
Earnings per common share          $   .56   $   .47   $   1.34  $   1.23
                                   =======   =======   ========  ========

Dividends per common share         $   .12   $   .09   $    .30  $    .27

Weighted average number of shares
 and common share equivalents
 outstanding (in thousands)         40,266    40,099     40,043    37,499


See notes to consolidated condensed financial statements.


          CINCINNATI MILACRON INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                                (In millions)

                                    16 WEEKS ENDED      40 WEEKS ENDED
                                   -----------------   -----------------
                                    OCT. 4,   OCT. 5,   OCT. 4,   OCT. 5,
                                     1997      1996      1997      1996
                                   -------   -------   -------   -------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

OPERATING ACTIVITIES CASH FLOWS
 Net earnings                      $  22.6   $  19.1   $  53.8   $  46.4
 Operating activities providing
   (using) cash:
     Depreciation and
     amortization                     16.1      16.4      40.0      38.8
     Deferred income taxes            (4.1)     (4.0)    (17.6)     (5.8)
     Working capital changes
      Notes and accounts
        receivable                    (5.9)      8.9       1.7      21.0
      Inventories                     (8.8)    (19.1)    (34.5)    (36.8)
      Other current assets            (2.4)      1.8      (9.7)      1.6
      Trade accounts payable          (4.6)      5.4        .7       5.3
      Accrued and other current
        liabilities                   (.4)     (20.3)     20.5     (40.5)
     Decrease (increase) in other
       noncurrent assets               1.8       1.8       2.6      (3.0)
     Increase (decrease) in
      long-term accrued
      liabilities                      3.3      (6.4)      6.7       3.8
     Other - net                      (1.2)      (.3)     (3.8)     (2.1)
                                   -------   -------   -------   -------
      Net cash provided by
        operating activities          16.4       3.3      60.4      28.7
                                   -------   -------   -------   -------

INVESTING ACTIVITIES CASH FLOWS
 Capital expenditures                (23.0)    (16.2)    (42.4)    (38.8)
 Net disposals of property, plant
   and equipment                       1.0        .6       4.7       3.4
 Acquisitions                        (23.7)   (172.0)    (23.7)   (246.6)
 Cash received on sale of
   business                             -         .4        -         .4
                                   -------   -------   -------   -------
   Net cash used by
     investing activities            (45.7)   (187.2)    (61.4)   (281.6)
                                   -------   -------   -------   -------

FINANCING ACTIVITIES CASH FLOWS
 Dividends paid                       (4.8)     (3.6)    (12.1)     (9.9)
 Issuance of long-term debt           11.4        -       12.8        -
 Repayments of long-term debt         (2.5)       -       (4.8)    (16.4)
 Increase in amounts
   payable to banks                   27.0      40.4      19.0      48.2
 Issuance of common shares              .8        .1       1.3     129.6
 Purchase of treasury shares          (1.1)       -       (7.9)       -
                                   -------   -------   -------   -------
   Net cash provided by
     financing activities             30.8      36.9       8.3     151.5
                                   -------   -------   -------   -------
Increase (decrease) in cash
 and cash equivalents                  1.5    (147.0)      7.3    (101.4)
Cash and cash equivalents at
 beginning of period                  33.6     178.7      27.8     133.1
                                   -------   -------   -------   -------
Cash and cash equivalents at
 end of period                     $  35.1   $  31.7   $  35.1   $  31.7
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

In November, 1997, the board of directors approved management's plan to change the company's fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year will begin December 28, 1997 and conclude December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998.

RECLASSIFICATION OF FINANCIAL STATEMENT
---------------------------------------

Beginning in the second quarter of 1997, amortization of goodwill, which was previously included as a component of cost of products sold, is included in other costs and expenses-net in the Consolidated Condensed Statement of Earnings. Related amounts reported for prior periods have been reclassified to conform to the 1997 presentation.

ACQUISITIONS
-------------

As of September 1, 1997, the company acquired Minnesota Twist Drill Inc., a maker of high-speed twist drills with annual sales in excess of $10 million. Also, on June 30, 1997, the company acquired Data Flute CNC Inc., a manufacturer of high-performance solid carbide end mills having annual sales in excess of $10 million. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to be approximately $24 million. Both acquisitions were financed by the use of available cash and bank borrowings and have been accounted for under the purchase method of accounting. These acquisitions did not significantly affect the company's financial position or results of operations.

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
                                              ======


Unaudited pro forma sales and earnings information for the 40 weeks ended October 5, 1996, is presented in the following table. The amounts assume that the acquisition of D-M-E had taken place at the beginning of 1996.


                                      (In millions, except
                                        per-share amounts)

                                         40 WEEKS ENDED
                                              OCT. 5,
                                               1996
                                             -------


    Sales                                  $1,288.4
                                           ========

    Net earnings                           $   46.5
                                           ========

    Per common share                       $   1.24
                                           ========


SEVERANCE EXPENSE
-----------------

In the first quarter of 1997, the company recorded severance expense of approximately $2.0 million before tax ($1.6 million after tax) related to a workforce reduction plan involving approximately 60 employees at the company's German plastics technologies business, Ferromatik. The plan, approved by management and the Works Council in the first quarter of 1997, will result in a total cash cost of about $2.0 million, most of which will be expended in 1997. For the first three quarters of 1997, cash costs of approximately $1.2 million have already been paid. The company expects to achieve annual cost savings of approximately $3.5 million as a result of the workforce reduction and other actions at Ferromatik, which began to phase in during the second quarter of 1997.


INCOME TAXES
------------

In both 1997 and 1996, the provision for income taxes consists of U.S. federal and state and local income taxes, non-U.S. income taxes in certain jurisdictions, and the effects of the reversal of U.S. and certain non-U.S.
valuation allowances.

The company entered 1996 with non-U.S. net operating loss carryforwards totaling $144 million, the deferred tax assets related to which had been partially or substantially reserved through valuation allowances at year-end 1995. The company reviews the valuation of all deferred tax assets on an ongoing basis and concluded in 1996 that it is more likely than not that a portion of these assets will be realized in the future. Accordingly, U.S. and certain non-U.S. valuation allowances were reversed, resulting in an effective tax rate less than the U.S. statutory rate.

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


RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. The amounts of undivided interests that had been sold at various balance sheet dates are as follows: $75.0 million at October 4, 1997, June 14, 1997 and December 28, 1996, $72.1
million at October 5, 1996, $56.5 million at June 15, 1996, and $69.0 million at December 30, 1995. Any increases or decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.


LIABILITIES
------------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                            (In millions)

                                          OCT. 4,  DEC. 28,
                                           1997      1996
                                          ------   -------

ACCRUED AND OTHER CURRENT LIABILITIES
  Accrued salaries, wages and
    other compensation                   $  47.1   $  51.9
  Accrued and deferred income taxes         21.8      13.6
  Other accrued expenses                   108.8     103.8
                                         -------   -------
                                         $ 177.7   $ 169.3
                                         =======   =======

LONG-TERM ACCRUED LIABILITIES
  Accrued pension and other
    compensation                         $  67.8   $  67.1
  Accrued postretirement health
    care benefits                           47.1      48.4
  Accrued and deferred income taxes         31.8      26.9
  Minority shareholders' interests          14.7      12.7
  Other                                     23.4      23.5
                                         -------   -------
                                         $ 184.8   $ 178.6
                                         =======   =======


LONG-TERM DEBT
--------------

The components of long-term debt are shown in the following table.

                                             (In millions)

                                          OCT. 4,  DEC. 28,
                                           1997      1996
                                          ------   -------
LONG-TERM DEBT
  7-7/8% Notes due 2000                  $ 100.0   $ 100.0
  8-3/8% Notes due 2004                    115.0     115.0
  Revolving credit facility                 80.5      80.3
  Other                                      9.5      11.8
                                         -------   -------
Total long-term debt                       305.0     307.1
Less current maturities                     (2.0)     (5.2)
                                         -------   -------
                                         $ 303.0   $ 301.9
                                         =======   =======

Outstanding borrowings under the company's revolving credit facility of $10.0 million at October 4, 1997 and DM 125 million ($70.5 million at October 4, 1997 and $80.3 million at December 28, 1996) are included in long-term debt based on the expectation that these amounts will remain outstanding for more than one year.


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

At October 4, 1997, the company had lines of credit with various U.S. and non-U.S. banks of approximately $423 million, including the $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the amended revolving credit facility, the company's additional borrowing capacity totaled approximately $262 million at October 4, 1997.


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

In the first and third quarters of 1997, the company repurchased a total of approximately 340,000 common shares on the open market at a total cost of $7.9 million to partially meet the needs of shares issued to satisfy management incentive, employee benefit and dividend reinvestment plans.

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


ORGANIZATION
------------
The company has three business segments: plastics technologies (formerly plastics machinery), machine tools, and industrial products. Financial information for each of these segments for the third quarter of 1997 and 1996 and for the forty weeks ended October 4, 1997 and October 5, 1996 is presented below.

                                                 (In millions)
                                    16 WEEKS ENDED      40 WEEKS ENDED
                                   -----------------  -----------------
                                    OCT. 4,  OCT. 5,    OCT. 4,  OCT. 5,
                                     1997     1996       1997     1996
                                   -------  -------   -------- --------
Sales
  Plastics technologies            $ 208.8  $ 193.6   $  537.0 $  474.6
  Machine tools                      139.5    105.6      334.5    273.2
  Industrial products                222.4    211.9      528.8    528.1
                                   -------  -------   -------- --------
                                   $ 570.7  $ 511.1   $1,400.3 $1,275.9
                                   =======  =======   ======== ========

Operating earnings
  Plastics technologies            $  16.4  $  18.1   $   39.4 $   42.3
  Machine tools                        4.0       .4        7.5      1.1
  Industrial products                 24.3     21.5       60.3     57.0
  Corporate expenses                  (4.9)    (4.8)     (12.6)   (12.4)
  Other unallocated expenses (a)      (3.4)    (3.3)      (6.9)    (7.1)
                                   -------  -------   -------- --------
                                   $  36.4  $  31.9   $   87.7 $   80.9
                                   =======  =======   ======== ========

New orders
  Plastics technologies            $ 199.4  $ 208.9   $  525.4 $  471.4
  Machine tools                      148.0    133.8      355.0    312.3
  Industrial products                219.3    209.7      534.6    528.8
                                   -------  -------   -------- --------
                                   $ 566.7  $ 552.4   $1,415.0 $1,312.5
                                   =======  =======   ======== ========

Ending backlog                                        $  390.7 $  385.9
                                                      ======== ========

(a) Includes financing costs related to the sale of accounts receivable and minority shareholders' interests in earnings of subsidiaries.


EARNINGS PER COMMON SHARE
-------------------------

Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. When it becomes effective, the new standard will require the presentation of both "basic earnings per share," which is based on the weighted-average number of common shares outstanding during a period, and "diluted earnings per share," which includes the effects of stock options and other potentially dilutive securities. At year-end 1997, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. However, the restated amounts for the third quarters of 1997 and 1996 and for the forty weeks ended October 4, 1997, and October 5, 1996, will not vary significantly from the amounts reported herein.


CINCINNATI MILACRON INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

RESULTS OF OPERATIONS

The company operates in three business segments: plastics technologies (formerly plastics machinery), machine tools and industrial products.

As of September 1, 1997, the company acquired Minnesota Twist Drill Inc., a Chisholm, Minnesota maker of high-speed twist drills with annual sales in excess of $10 million. Also, on June 30, 1997, the company acquired Data Flute CNC Inc., a Pittsfield, Massachusetts manufacturer of high-performance solid carbide end mills for the aerospace and general metalworking industries, also having annual sales in excess of $10 million. Both acquisitions were financed by the use of available cash and bank borrowings, and have been accounted for under the purchase method of accounting.
These acquisitions are included as a component of the company's industrial products segment.

In recent years, the company's growth outside the U.S. has allowed the company to become less dependent on the U.S. industrial sector. For the first three quarters of 1997, markets outside the U.S. represented the following percentages of consolidated sales: Europe - 27%; Asia - 9%; Canada and Mexico - 5%; and the rest of the world - 2%. As a result of the company's geographic sales mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. Throughout much of 1996, the financial statement effects of a weaker German mark and related European currencies were to some degree offset by the effects of a stronger British pound. In 1997, however, the pound has somewhat stabilized while the mark has continued to weaken. As a result, the company has experienced more significant translation effects in 1997, resulting in negative currency effects on new orders and sales of $26 million and $22 million, respectively, in the third quarter of 1997 and $64 million and $47 million, respectively, in the first three quarters of 1997. The translation effect on net earnings approximated a $.9 million, or $.02 per share, reduction in the third quarter and first three quarters of 1997. In 1997, there has also been a $23 million decrease in shareholders' equity due to cumulative foreign currency translation adjustments. If the mark remains at current levels or weakens further in 1997, the company will continue to experience a negative effect on translating its European new orders, sales and, possibly, net earnings in 1997 and 1998 when compared with 1996 results.


NEW ORDERS AND BACKLOG

New orders in the third quarter of 1997 were $567 million, which represented a $15 million, or 3%, increase from the $552 million in the third quarter of 1996. Orders for plastics technologies products decreased by $10 million, or 5%, due to the effect of foreign currency exchange rate changes. Machine tool orders increased by $14 million, or 11%, primarily due to increased orders for U.S.-built horizontal machining centers and aerospace-related systems. Orders for industrial products increased by $10 million, or 5%; however, excluding foreign currency translation effects, new orders increased by over 10% as all major product lines showed improvement.

For the first three quarters of 1997, new orders totaled
$1,415 million, up $102 million, or 8%, from $1,313 million in the first three quarters of 1996. In general, U.S.
orders in all three business segments increased while
European order levels declined in part as a result of currency fluctuations.

U.S. export orders increased to $68 million and $154 million in the third quarter and the first three quarters of 1997, respectively, representing over a 25% increase from the third quarter of 1996 and a 4% increase over the first three quarters of 1996.

The company's backlog of unfilled orders totaled $391 million at October 4, 1997. This compares to $386 million at October 5, 1996, $373 million at December 28, 1996, and
$392 million at June 14, 1997.  The $1 million decline from
June 14, 1997, was caused by foreign currency fluctuations.
Recent record levels are being maintained in large part by increased orders for U.S.-built machine tools, including orders for horizontal machining centers and aerospace products.


SALES

Sales in the third quarter of 1997 were $571 million, which represented a $60 million, or 12%, increase from $511 million in the third quarter of 1996. Sales of plastics technologies products increased by $15 million, or 8%, as most major product lines experienced increased sales. The weaker German mark reduced this group's sales by $11 million. Machine tool sales increased by $34 million, or 32%, due to increased U.S. sales, and despite reductions of shipments of U.K.-built machines. Sales of industrial products increased by $10 million, or 5%, as sales of all major product lines increased. The weaker German mark reduced this group's sales by $13 million.

For the first three quarters of 1997, sales totaled $1,400 million, up $124 million, or 10%, from $1,276 million in 1996. All three business segments experienced increased sales. In general, U.S. sales in all three business segments increased while European sales declined, largely due to foreign currency fluctuations.

Export sales increased to $75 million and $172 million in the third quarter and in the first three quarters of 1997, representing over a 20% increase in the third quarter of 1997 and over a 13% increase in the first three quarters of 1997.


MARGINS, COSTS AND EXPENSES

Amortization of goodwill had, until the second quarter of 1997, been included in cost of products sold. Because of its increased significance as a result of acquisitions, the company has reconsidered the historical classification of this expense and concluded that it more properly belongs in the caption, "Other costs and expenses - net" in the Consolidated Condensed Statement of Earnings. Amounts for cost of products sold, manufacturing margins and related percentages, and other costs and expenses - net for prior periods have been restated for consistency of presentation. Amortization expense has been as follows: third quarter of 1997 and 1996 - $1.6 million and $2.1 million, respectively, and for the first three quarters of 1997 and 1996 - $4.4 million and $4.7 million, respectively.

The manufacturing margin percent of 24.6% in the third quarter of 1997 decreased from 25.5% in the third quarter of 1996. Margins for machine tools continued to improve, while margins for industrial products were virtually unchanged. The primary cause of the decline was lower plastics technologies margins due to pricing pressure on U.S.-built injection molding machines. Compared with earlier quarters of 1997, however, plastics machinery margins have improved. The manufacturing margin percent of 24.7% in the first three quarters of 1997 declined from 25.3% in the first three quarters of 1996, largely due to lower margins for both U.S. and European-built plastic injection molding machines.

Total selling and administrative expense increased in amount, as expected, due to increases in certain selling costs that vary with sales levels. Administrative expenses increased modestly due to acquisitions. As a percent to sales, together these expenses continued to decrease due to cost reduction efforts and sales volume increases.

Other expense-net, including amortization of goodwill, increased to $1.7 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996. The $8.1 million expense in the first three quarters of 1997 increased from $5.4 million in the prior year primarily due to the inclusion of severance expense of approximately $2.0 million in the first quarter of 1997 relating to approximately 60 employees at Ferromatik, the company's German injection molding machine subsidiary. As a result of this and other actions at Ferromatik, the company expects to achieve annualized savings of $3.5 million, which began to phase in during the second quarter of 1997.

Interest expense-net decreased in 1997 due to lower average debt levels and lower borrowing rates as well as the effects of foreign currency translation.


EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $28.2 million in the third quarter of 1997 exceeded the $23.3 million in the third quarter of 1996 by $4.9 million, or 21%, due to higher operating earnings and lower interest expense. Earnings before income taxes for the first three quarters of 1997 totaled $67.3 million, representing a $9.9 million, or 17%, increase over $57.4 million in the comparable period of 1996.


INCOME TAXES

The provision for income taxes in 1997 and 1996 includes
U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S. The company entered both years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets.

By the beginning of 1996, the company had fully utilized its U.S. NOL carryforwards, but as of December 28, 1996, its non-
U.S. NOL carryforwards totaled $125 million, most of which have no expiration dates.

The company's practice is to periodically reevaluate the future realization of all of its deferred tax assets.
During 1997 and 1996, the company concluded that it is more likely than not that a portion of these assets will be offset against future taxable income. As a result, the company reversed valuation allowances in certain jurisdictions which caused the provision for income taxes to be less than the statutory rate. The company expects the utilization of these NOL carryforwards and reversal of additional valuation allowances to continue to cause the effective tax rate to be less than the U.S. statutory rate through 1998, although the 1998 rate is expected to increase to approximately 30% of earnings before income taxes.


NET EARNINGS

Net earnings were $22.6 million, or $.56 per share, in the third quarter of 1997 compared with $19.1 million, or $.47 per share, in the third quarter of 1996, representing an 18% increase in net earnings, and a 19% increase on a per share basis. For the first three quarters of 1997, net earnings were $53.8 million, or $1.34 per share, which represented a 16% increase in net earnings, but only 9% on a per share basis due to the issuance of additional common shares in May, 1996.


YEAR 2000
---------

The company is implementing plans to address potential exposures to various systems caused by the approach of the Year 2000. Many of the company's systems are already Year 2000 compliant, while other systems are being reprogrammed, and, in some cases, the company is using this opportunity to implement more modern systems which are already Year 2000 compliant. The financial impact of these changes is not expected to have a material effect on the company's consolidated financial position, results of operations or cash flows.


CHANGE IN FISCAL YEAR
---------------------

In November, 1997, the board of directors approved management's plan to change the company's fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year will begin December 28, 1997 and conclude December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, the company's current calendar has 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in future years will have three months in each quarter. This change will cause inconsistency in quarterly reporting throughout 1998 due to the inclusion in 1998 of an additional 10 days in quarter 1, 7 days in quarter 2, 20 fewer days in quarter 3 and an additional 8 days in quarter 4 in comparison to 1997. Quarterly amounts for 1997 will not be restated because it is impracticable to do so.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At October 4, 1997, the company had cash and cash equivalents of $35 million, representing increases of $1 million and $7 million in the third quarter and the first three quarters of 1997, respectively.

Operating activities provided $16 million of cash in the third quarter of 1997, compared with $3 million provided in the third quarter of 1996. The increase was primarily related to improved earnings and lower cash costs for restructuring. For the first three quarters of 1997, operating activities provided $60 million, representing a $32 million increase over the first three quarters of 1996, due in large part to improved earnings, lower cash costs for restructuring and smaller increases in working capital. Operating activities cash flows for the first three quarters of 1997 and 1996 were reduced by cash costs of approximately $1 million in 1997 for Ferromatik severance payments and $8 million in 1996 for integration and restructuring costs of Valenite and Widia.

Investing activities in the third quarter of 1997 resulted in a $45 million use of cash, primarily due to capital expenditures of $23 million and the cost of the two acquisitions of $24 million. In the third quarter of 1996, the company used $187 million, largely due to the third quarter cash cost of $172 million for the D-M-E acquisition. For the first three quarters of 1997, net cash used by investing activities totaled $61 million compared with $282 million in the first three quarters of 1996. The 1997 amount included capital expenditures of $42 million and the cost of the two acquisitions, while 1996 included $39 million of capital expenditures and $247 million for the D-M-E acquisition.

Financing activities provided $31 million of cash in the third quarter of 1997 due primarily to increases in debt to finance the two acquisitions. In the third quarter of 1996, financing activities provided $37 million of cash primarily due to increases in bank borrowings to complete the D-M-E acquisition.

In the first three quarters of 1997, the financing activities provided $8 million of cash resulting from net borrowings of $27 million, primarily for financing the acquisitions. In addition, $8 million was used to repurchase approximately 340,000 common shares on the open market to partially meet the needs of shares issued to satisfy management incentive, employee benefit and dividend reinvestment plans. In the first three quarters of 1996, financing activities provided $152 million of cash, primarily due to $129 million of net proceeds from the issuance of 5.5 million additional shares of common stock in the second quarter of 1996. Quarterly dividends were paid at the rate of $.09 per common share in all periods presented until the third quarter of 1997 when the rate was increased to $.12 per share.

As of October 4, 1997, the company's current ratio of 1.8 was unchanged from June 14, 1997, December 28, 1996, and
October 5, 1996.

At October 4, 1997, the company had lines of credit with various U.S. and non-U.S. banks of approximately $423 million, including a $200 million committed revolving credit facility.

In March, 1997, at the company's request, the revolving credit facility was reduced from $300 million to $200 million and the term was extended to January 2002. The restriction on total indebtedness in relation to total capital was removed and a covenant of debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) was substituted. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $262 million at October 4, 1997.
The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $38 million at October 4, 1997, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At October 4, 1997, approximately $243 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs. Total debt was $388 million at October 4, 1997, an increase of $32 million from June 14, 1997, and $15 million from December 28, 1996. Total shareholders' equity was $458 million at October 4, 1997, an increase of $11 million from June 14, 1997, and $12 million from December 28, 1996.
Total shareholders' equity has been adversely affected by $23 million in the first three quarters of 1997 due to the effect of the stronger U.S. dollar on the cumulative foreign currency translation adjustment. The ratio of total debt to total capital (debt plus equity) was 46% at October 4, 1997, compared with 44% at June 14, 1997, and 46% at December 28, 1996.

Capital expenditures in 1997 are expected to approximate $80 million and the company expects to expend about $2 million for Ferromatik severance payments. The company is planning to increase capital expenditures in 1998 to approximately $99 million. The company believes that its cash flow from operations and available credit lines will be sufficient to meet these and other cash requirements.

OUTLOOK
--------

The company continues to experience good business levels in North American markets. In Europe, demand is soft although the company sees signs of gradual improvement. Despite current difficulties in Asia, the company believes that these economies hold excellent potential for the longer term. Given the current economic outlook, the company remains optimistic about achieving its previously stated goals of 7-8% annual sales growth and 15% earnings improvement over the short and longer term.

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

   * production and pricing levels of important raw materials, including plastic resins, which are a key raw material used by purchasers of the company's plastics technologies products, and steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

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

       Exhibit (4) -   Instruments Defining the Rights
                       of Security Holders,
                       Including Indentures

       Exhibit (10) -  Material Contracts

       Exhibit (11) -  Statement Regarding Computation of
                       Earnings Per Share - filed as
                       a part of Part I

       Exhibit (27) -  Financial Data Schedule - filed as
                       part of Part I

       See Index to Exhibits on page 23.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended October 4, 1997.



Cincinnati Milacron Inc. and Subsidiaries

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:  November 14, 1997        By:/s/ Robert P. Lienesch
       -----------------           -----------------------------
                                   Robert P. Lienesch
                                   Controller



Date:  November 14, 1997        By:/s/ Ronald D. Brown
       -----------------           -----------------------------
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

      4      Instruments Defining the Rights
             of Security Holders, Including
             Indentures.

        4.1  8-3/8% Notes due 2004
             - Incorporated herein by
               reference to the company's
               Amendment No. 3 to Form S-4
               Registration Statement
               (Registration No. 33-53009).

        4.2  7-7/8% Notes due 2000
              - Incorporated herein by
                reference to the company's
                Registration Statement on Form
                S-4 (Registration No. 33-60081).

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

        10.3 1997 Long-Term Incentive Plan
             - Incorporated by reference to
               the company's Proxy Statement
               filed March 21, 1997.

      11     Statement Regarding Computation
             of Per Share Earnings                   25

      15     Letter re: Unaudited Interim
             Financial Information
             - Not Applicable.

      18     Letter Regarding Change in
             Accounting Principles
             - Not Applicable.

      19     Report Furnished to Security
             Holders
             - Not Applicable.

      22     Published Report Regarding
             Matters Submitted To Vote of
             Security Holders - Not Applicable.

      23     Consents of Experts and Counsel
             - Not Applicable.

      24     Power of Attorney - Not
             Applicable.

      27     Financial Data Schedule                 26

      99     Additional Exhibits - Not
             Applicable.