Form 10-K
period 1997-12-27
CINCINNATI MILACRON INC /DE/
filed 1998-03-19
CIK 716823

============================================================


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          ___________


                           FORM 10-K


[x]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 27, 1997.

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:             Name of each exchange on which
Common Shares - Par Value $1.00          registered:
                                   New York Stock Exchange, Inc.

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

The aggregate market value of voting stock held by non-affiliates of the registrant is $1,204,113,113 at 2/27/98.*

*Voting stock held by officers, directors and principal holders is not included in the computation. The Company, however, has not made a determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Common Stock, $1.00 par value, outstanding as of February 27 1998: 39,557,134

Documents incorporated by reference:
PART III - Proxy statement, dated March 27, 1998
============================================================



                    CINCINNATI MILACRON INC.
                         1997 FORM 10-K
                       Table of Contents



                                                      Page
                           PART I

Item  1.    Business                                    3
            Executive Officers of the Registrant        18
Item  2.    Properties                                  20
Item  3.    Legal Proceedings                           20
Item  4.    Submission of Matters to a
             Vote of Security Holders                   20



                           PART II

Item  5.    Market for the Registrant's
             Common Equity and
             Related Stockholder Matters                20
Item  6.    Selected Financial Data                     21
Item  7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 23
Item  8.    Financial Statements and
             Supplementary Data                         31
Item  9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                       50



                           PART III

Item 10.    Directors and Executive Officers
            of the Registrant                           50
Item 11.    Executive Compensation                      50
Item 12.    Security Ownership of Certain Beneficial
             Owners and Management                      50
Item 13.    Certain Relationships and
             Related Transactions                       50



                           PART IV

Item 14.    Exhibits, Financial
             Statement Schedules and Reports
             on Form 8-K                                51
            Signatures                                  56
            Index to Certain Exhibits and Financial
             Statement Schedules                        57
            Exhibit 11  - Computation of Per-Share
             Earnings                                   58
            Exhibit 21  - Subsidiaries of the
             Registrant                                 59
            Exhibit 23  - Consent of Experts and
             Counsel                                    61
            Exhibit 27  - Financial Data Schedule       62
            Schedule II - Valuation and Qualifying
             Accounts and Reserves                      63

PART I
------

ITEM 1.  BUSINESS

GENERAL
-------

The company is a leading global manufacturer of products and provider of services and technology used to process engineered materials. Incorporated in Delaware in 1983, the company is a successor to a business established in 1884.

The company has three business segments: plastics technologies (formerly plastics machinery), machine tools and industrial products. The company's plastics technologies business includes injection molding machines, mold bases and components for injection molding, extrusion systems, blow molding machines and auxiliary equipment. The company's machine tool business consists of turning and machining centers, grinding machines, flexible manufacturing cells, advanced systems primarily for the aerospace industry and aftermarket parts and services. The company's industrial products business includes metalcutting tools, metalworking fluids, grinding wheels, carbide wear parts and industrial magnets.

The company has gone through a major transformation over the last five years, primarily through strategic acquisitions, accelerated new product development, expanded distribution, and the consolidation of its U.S. machine tool operations. As a result, the company has achieved a better balance among its segments' sales, and between its U.S. and non-U.S. sales, and has become less dependent upon the capital goods market. From 1992 to 1997, the company's consolidated sales have grown at a compound annual rate of 19% from $789 million to $1.9 billion.

In 1997, 39% of sales came from the plastics technologies segment, making it the company's largest business segment in that year. The industrial products segment was the second-largest business segment in 1997, with approximately 37% of sales, while the machine tools segment contributed about 24% of sales. The company expects the growth of sales in its industrial products and plastics technologies segments to offset the more severe business cycles of machine tools.

Today, the company sells products and provides services to industrial customers throughout the world. Sales to customers outside the U.S. increased from $298 million in 1993, representing 29% of total sales, to $817 million in 1997, representing 43% of total sales. The company has been successful in penetrating international markets through acquisitions, expanded distribution, increased exports, and license and joint venture agreements. The company believes its current geographic sales balance helps compensate for varying economic cycles around the world and that its increased presence outside the U.S. will reduce its dependence upon the U.S. economy. (See also the "Presence
Outside the U.S." in Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations.)

Largely as a result of the acquisitions, the company's product mix has become more diversified among product types, thus becoming less susceptible to market downturns. In 1997, 45% of sales were generated through the sale of capital goods, with the balance coming from durable goods, consumables, and components and services.

The company has a long-standing reputation for quality and technological leadership. Virtually all of the company's machines in its plastics technologies and machine tools segments are computer controlled. Many of these machines are sold with advanced application software, like software to control machine tools that fabricate aircraft parts from composite materials.

STRATEGIC ACQUISITIONS AND DIVESTITURES
---------------------------------------

The company continually explores acquisition, divestiture and consolidation opportunities when it believes such actions could expand markets, enhance product synergies or improve earnings potential for the long term. Over the last five years, the company has completed several strategic acquisitions and divestitures, which the company believes will increase its potential for further growth. In its plastics technologies segment, the company acquired FM Maschinenbau GmbH (Ferromatik), an injection molding machine business, including its international sales companies, from Kloeckner-Werke AG in 1993 and The Fairchild Corporation's D-M-E business (D-M-E) in 1996, as well as two smaller acquisitions which occurred in early 1998 and are discussed below.

Ferromatik is one of Europe's leading manufacturers of plastics injection molding machines. Ferromatik's market coverage expanded the company's plastics processing technology base and product line and enabled the company to achieve its objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve
Europe and other markets.

D-M-E is the largest U.S. producer of mold bases, components and supplies for the plastic injection moldmaking industry. D-M-E serves customers throughout the world with ten major manufacturing facilities, plus several international joint-venture operations. The company believes D-M-E will continue to enhance its plastics technologies business because it provides the mold bases, supplies and components used in the mold apparatus inside an injection molding machine. D-M-E is the U.S. market leader with a well-established reputation for high quality.

Also in February, 1998, the company made two smaller acquisitions in the plastics technologies segment: Wear Technology, with annual sales of approximately $10 million, serves the aftermarket for new and rebuilt screws for PVC (poly vinyl chloride) extrusion systems and Northern Supply, with annual sales of approximately $5 million, a regional catalog distribution company offering supplies to plastics processors for injection molding, blow molding, and extrusion.

In 1993, the company disposed of its Sano plastics technologies business, due in part to continuing operating losses. In addition, the Sano business did not serve a major global market with good long-term growth potential.

In the last five years, the company has made various strategic acquisitions in its industrial products segment:
GTE Valenite Corporation (Valenite), Krupp Widia GmbH (Widia), Talbot Holdings, Ltd. (Talbot), Minnesota Twist Drill and Data Flute CNC, Inc., all of which have metalcutting and metalworking tools as their primary product lines. The company believes that it is now the second-largest U.S. and third-largest worldwide producer of carbide metalcutting tool systems.

Valenite was acquired in February, 1993. With principal operations in the U.S. and Canada, it is a leading producer of consumable industrial metalcutting tools.

Widia, acquired in February, 1995, is one of the world's leading producers of industrial metalworking products. Widia's strong presence in Europe and India complements Valenite's strengths in the North American and Japanese markets. Widia also enhances the company's technological base, diversifies its industrial consumable product line and expands its worldwide sales and distribution network. During 1995, the company implemented an integration plan to maximize the synergies between Valenite and Widia worldwide. The plan was substantially completed in the first half of 1996, except for certain personnel reductions at Widia. As a result of the actions included in the plan, the company is achieving annual cost savings in excess of $20 million.

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

In September, 1997, the company acquired Minnesota Twist Drill, Inc. With sales of approximately $4 million for the four months it was owned by the company, Minnesota Twist Drill, Inc. manufactures standard high-speed twist drills which are sold mainly through private branding. Also, on June 30, 1997, the company acquired Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills with sales of approximately $5 million during the six months it was owned by the company. Both acquisitions have been integrated as subsidiaries of Talbot.

In 1995 the company sold American Mine Tool, a small business that was purchased as part of the Valenite acquisition. This business did not serve a major global market with good long-term growth potential.

In its machine tools segment, the company sold its Electronic Systems Division (ESD) in December, 1995 for $104 million. Most of ESD's sales were to the company's other divisions. In addition, ESD had sales to unaffiliated customers which totaled approximately $30 million in 1995. ESD was sold to redeploy assets into the company's remaining businesses as well as to partially fund the acquisition of D-M-E. To maintain control system continuity and development, the company entered into a long-term supply and services agreement with the purchaser of ESD to continue to provide the company's machine tool and plastics technologies businesses with technologically advanced control systems.

In 1994, the company completed a major consolidation of its U.S. machine tool operations, closing two plants in South
Carolina and moving all of its U.S. production to its main machine tool facilities in Cincinnati, Ohio.

PRODUCT DEVELOPMENT AND CAPITAL EXPENDITURES
--------------------------------------------

As part of its objective to enhance its growth potential and global competitiveness, the company continues to invest in research and development and in new capital equipment. Research and development investment in 1997 totaled $50 million, or 2.6% of sales. In 1997, the company invested $80 million for capital additions, primarily to install advanced technology and increase productive capacity systems throughout its operations worldwide. For 1998, the company is budgeting an increase in capital expenditures to $100 million.

To enhance its research and development effort, the company has implemented a major program for product development, process improvement and modernization. This program is named "Wolfpack" because of its emphasis on teamwork and fierce competitiveness. The objectives of Wolfpack are to design and produce new products at world-competitive levels of quality, performance, efficiency and cost. Substantially all of the company's current machine designs have been developed using the Wolfpack methodology.

PLASTICS TECHNOLOGIES BUSINESS
------------------------------

The company believes it is the largest and broadest-line
U.S. producer of plastics machinery and one of the three largest in the world, and the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. In 1997, the company's plastics technologies segment sales were $736 million. The company sells plastics machinery and supplies for processing plastics to manufacturers in several key industries, including automotive, construction, electronics, consumer goods and packaging. The company believes it offers more varieties of machinery to process plastic than any other U.S. company.

One of the company's strengths in the plastics machinery business stems from having complete lines of machines for three major plastics processing technologies: injection molding machines, and systems for extrusion and blow molding machinery. Another strength is the company's presence in the durable goods market with the production of mold bases, standard components and supplies for the moldmaking industry. The company also sells specialty auxiliary equipment for plastics processing and rebuilds and retrofits older injection molding equipment manufactured by the company or others.

The company distributes all of its plastics machinery products through a combination of a direct sales force and independent agents who are geographically spread throughout the key markets of the world. Its mold bases, supplies and components are sold through a distribution network in the U.S. and Europe and through a large network of joint venture sales and service offices in Asia.

PLASTICS TECHNOLOGIES INDUSTRY

The market for plastics machinery and supplies for processing plastics has grown steadily over the past four decades, as plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the transportation, construction, housewares, electrical, and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics technologies market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, machines within the plastics technologies market are subject to economic cycles, but to a lesser degree than the machine tool market. In particular, the market for injection molding machines is driven by resin prices and production, the consumer economy and the automotive industry. From 1993, plastics technologies orders have been strong, although the company began to experience some softening of demand in early 1996 due to an expected short-term price increase in resin material, but demand picked up later in the year and through 1997 and the company expects continued future growth.

Custom molders, which produce a wide variety of components for many industries, are the single largest group of plastics technologies buyers. Other customer categories include the automotive industry, the electrical and packaging industries, the construction industry, manufacturers of housewares and appliances, and producers of consumer goods, toys and medical supplies. Among the factors that affect the plastics technologies market are the health of the consumer economy, residential and commercial construction and automotive production. Because of intense competition from international plastics technologies producers, currency exchange rates also have a significant impact. Fluctuations in the prices of petrochemical feed stocks for resin and subsequent supply of resin may affect the businesses of the customers for plastics technologies and, in turn, the market for this equipment.

Environmental concerns about plastics may have the potential to slow the growth of the plastics technologies market. However, some plastics raw materials suppliers, machinery makers and processors are developing methods of recycling to address environmental issues. The company believes that environmental concerns have not had any discernible negative effect on the market to date. Nevertheless, the company, through its membership in The Society of Plastics Industry (an industry trade association) and its affiliate, The American Plastics Council, is working with other leading companies within the plastics industry to address the role of plastics in the environment.

THE COMPANY'S PLASTICS TECHNOLOGIES BUSINESS

The company's plastics technologies segment consists of five products lines: injection molding machines, extrusion systems and blow molding machines, standardized mold bases, components, supplies for the plastics injection moldmaking industry and specialty equipment used in the processing of plastics.

INJECTION MOLDING. The company believes it is the largest U.S. producer of injection molding machines. Injection molding is the most common and versatile method of processing plastic, and it is used to make a wide variety of parts and products ranging from housewares and consumer goods to medical supplies and industrial components. The company manufactures many types of injection molding machines, almost all of which were developed using Wolfpack principles. The injection molding machine line includes machines powered conventionally (with hydraulics) as well as ones that are driven by servo motors (fully electric). Product standardization (which facilitates part commonality) and the modernization of the company's manufacturing facilities and methods, as well as increased volumes, have enabled the company to achieve significant economies of scale for the production of injection molding machines. The company believes these factors have enabled it to become the lowest-cost U.S. producer of these machines.

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

The company has completed a restructuring of Ferromatik to derive synergies between Ferromatik and other company operations and to improve Ferromatik operations through implementation of manufacturing techniques and methods currently being used in the company's U.S. plastics technologies operations. For example, Ferromatik has now implemented cellular manufacturing techniques which have significantly reduced manufacturing lead time, in-process inventory, and handling costs. In addition, using Wolfpack techniques, the company redesigned several major product lines resulting in lower product cost. The restructuring also reduced overall marketing costs through the consolidation of the company's former European marketing organization into the Ferromatik marketing organization. The company believes that this restructuring has helped, and will continue to help, it to achieve its cost reduction goals in both marketing and manufacturing.

In May, 1995, the company announced the formation of a joint venture, Cincinnati Milacron Pvt. Ltd. (CMPL), with a group of individuals experienced in the building of plastics machinery in Ahmedabad, India. This operation builds injection molding machines for domestic and world markets. In 1995, CMPL completed the implementation of its product introductions and opened sales offices throughout the major cities of India. In 1997, CMPL started construction of a new factory in Ahmedabad to support their operations.

EXTRUSION SYSTEMS. The company's extrusion systems business consists of the manufacture, sale and distribution of individual extruders and systems comprised of multiple units which are tooled to extrude a specific product in quantity. Such systems take longer to manufacture than injection molding machines. Extrusion systems, which are manufactured in both the U.S. and Austria, include twin-screw extruders and single-screw extruders. The company believes it has a strong competitive position in each of these lines, and that it is the largest worldwide maker of twin-screw extruders. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet and window frames. As a result, the business is closely tied to construction market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles and wire and cable applications. In early 1998, the company acquired Wear Technology, which extends its business into the aftermarket for the new and rebuilt screw replacement business.

BLOW MOLDING MACHINES. The company's blow molding machine business consists of the manufacture, sale and distribution of extrusion blow molding machines, which are used to make a wide variety of products, including industrial parts, outdoor furniture, refuse containers, toys, and packaging containers.

MOLD BASES AND COMPONENTS. In January, 1996, the company completed the acquisition of D-M-E, which the company believes is the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. D-M-E serves customers throughout the world with ten major manufacturing facilities and several international joint venture operations. Like most of the company's plastics business, D-M-E serves the largest segment of the market, the injection molding process. D-M-E complements the company's other businesses because D-M-E provides the mold bases, supplies and components used in the mold apparatus inside the injection molding machines. The company is achieving synergies in a number of areas, including manufacturing process, technology, marketing and distribution.

In early 1998, the company acquired Northern Supply, a regional catalog distribution company. Northern Supply's business is very complementary to the catalog business of D-M-E and will be managed by D-M-E.

SPECIALTY EQUIPMENT. The company sells a variety of specialty equipment used in the processing of plastics products, including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems, all of which are manufactured by third parties to the company's specifications. The company also sells a line of vertical injection molding machines which are manufactured to the company's specifications by a third party. The company also rebuilds and retrofits older types of injection molding equipment manufactured by the company or others, refitting them with new controls and software.

PRODUCTION FACILITIES.

For the plastics technologies segment, the company maintains the following principal production facilities:


FACILITY                         PRODUCTS
--------                         --------
Ahmedabad, India (a)             Injection molding
                                 machines.

Batavia, Ohio                    Injection machines, blow
                                 molding machines and
                                 extrusion systems.

Charlevoix, Michigan             Mold components.

Cincinnati, Ohio                 All electric injection
                                 molding machines.

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

Mt. Orab, Ohio                   Plastics machinery parts.

Neuenstadt am Kocher, Germany    Special mold base
                                 components.

Vienna, Austria                  Extrusion systems.

Windsor, Ontario, Canada         Special machinery for mold
                                 bases.

Youngwood, Pennsylvania          Steel processing and mold
                                 components.


(a) The plant in Ahmedabad, India is leased from another party. Construction of a new facility began in 1997.


SALES, MARKETING AND CUSTOMER SERVICE

The company maintains a large direct sales force in the U.S. for its plastics technologies segment, which it supplements with independent agents. Internationally, the company uses both a direct sales force and independent agents. In the U.S., the plastics technologies business uses the company's Cincinnati, Ohio, headquarters, as well as sales and service centers in Allentown, Pennsylvania; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; and Los Angeles, California to market its products and provide customer support and training. Through its Austrian and Ferromatik subsidiaries, the company has an extensive sales, marketing, service and distribution system throughout Europe. D-M-E operates through catalog and telemarketing sales, as well as distribution centers strategically located in industrial and manufacturing areas where most injection molding takes place. Distribution is through a broad distribution network in the U.S. and Europe. In Asia, D-M-E sells through a large network of joint venture sales and service offices. In 1997, the company formally dedicated a new sales and marketing office in Singapore and will continue to expand this presence.

COMPETITION

The markets for plastics technologies in North America and worldwide are highly competitive and are made up of a number of U.S., European and Asian competitors. The company believes it has a significant share of the U.S. market for the types of products it produces, and, believes it is the broadest-line maker of equipment, supplies and systems for plastics processing in the world. The company's competitors vary in size and resources; some are larger than the company, many are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are: product features, technology, quality, performance, reliability, speed of delivery, price and customer service. The Wolfpack program is designed to maintain and enhance the company's competitive position worldwide with respect to each of these competitive factors. In addition, the company focuses on new product development, the containment of costs, maintaining competitive market pricing and expanded marketing in order to maintain and grow its presence in the market.

MACHINE TOOL BUSINESS
---------------------

The company is a leading U.S. producer of machine tools. A machine tool is a power-driven machine that is used to cut metal and other materials. Machine tools are typically installed as capital equipment in metalworking industries.
In 1997, the company's machine tool segment sales were $458 million.

MACHINE TOOL INDUSTRY

The primary customers for the $25-billion worldwide market for metalcutting machine tools are the aerospace industry; the automotive industry; machine shops; producers of farm, construction, off-road and power generation equipment; manufacturers of bearings; the die and mold industry; and a variety of other metalworking manufacturers. The machine tool industry has historically been cyclical with relatively long lead times between orders and shipments. Machine tool sales are affected by capital spending levels, interest rates, tax and depreciation policies, international competition, currency exchange rates and general economic conditions.

THE COMPANY'S MACHINE TOOL BUSINESS

The company designs, builds and sells a variety of standard and advanced computer numerically controlled (CNC) metalcutting machine tools for various industries, including industrial components, job shops, fluid power, automotive and aerospace. The company's core machine tool operation, the standard machine tool business, manufactures horizontal machining centers, vertical machining centers, turning centers, centerless grinders and automated flexible manufacturing cells for the metalworking industry. The products of the company's advanced machine tool systems business include large, multi-axis metalcutting and composites processing systems for the aerospace industry; large, multi-axis machines for manufacturers of farm, construction, off-road vehicles and power generation equipment and for the die and mold industry. The company also provides aftermarket parts and comprehensive services to customers in all the industries listed above.

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

VERTICAL CNC MACHINING CENTERS. Similar to the horizontal machining centers in the basic types of metal removal operations performed, vertical machining centers are better suited to the manufacture of flat, plate-like parts for a broad spectrum of industries including mold and die machining. All models utilize automatic tool interchange for efficient processing. Add-on features can further enhance productivity by automating the loading and unloading of parts. Reflecting the company's focus on product innovation, competitiveness and efficiency, its facility in Birmingham, England received the 1997 U.K. Manufacturing Industry Achievement Award for Management Excellence.

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

CNC GRINDING MACHINES. CNC precision grinding machines are used to bring a part surface into a more precise dimension or surface finish. There are several kinds of grinding processes. The company specializes in centerless grinding machines, which grind external diameters of cylindrical parts such as bearings, compressor shafts and cam shafts.
The company believes that it has a long-standing leadership position in the U.S. centerless grinding business with an installed base of several thousand machines.

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

LARGE MACHINE TOOLS. The company makes large multi-axis metalcutting machines and systems for manufacturers of heavy machinery such as farm and construction implements and machinery, off-road vehicles and power generation equipment.

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



SALES, MARKETING AND CUSTOMER SERVICE

A strong distribution network is one of the cornerstones in the company's position in the global market for standard machine tools. The company markets machine tools in North
America through a comprehensive network of independent distributors assisted by the company's factory support and direct sales force. Through these distributors, the company currently has approximately 330 sales people representing its machine tool business in North America.

The company believes that applications expertise, field-service engineering and customer support are important for all its products, especially for grinding machines, aerospace and special machines and automated flexible manufacturing cells. In addition to its sales headquarters in Cincinnati, Ohio, the company maintains regional sales offices in Detroit, Michigan; Birmingham, England;
Offenbach, Germany; Paris, France; and Singapore.

The company believes that it has achieved a leading position in aftermarket support of current and older generations of machine tools. The company has a principal hub for parts, service and training in Cincinnati, Ohio and support hubs in Birmingham, England and Singapore. The hubs are electronically linked for global round-the-clock customer support and sales of parts and services.

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

INDUSTRIAL PRODUCTS BUSINESS
----------------------------

The company produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets, in total representing over 150,000 different products. In 1997, sales of the company's industrial products segment were $703 million. The company believes it is a leader in many new product technologies, including synthetic lubricants, use of synthetic ceramic abrasives, high-performance cutting tool coatings, and product designs using computer modeling. Over 75% of the company's industrial products sales are of consumable products and components, which means they are depleted during the process for which they are used, offering the company a continuous opportunity to sell replacement products to its customers. The company believes that its industrial products business complements its plastics technologies and machine tool businesses, because the industrial products business is exposed to less pronounced business cycles and, therefore, generates more consistent cash flows.

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

THE COMPANY'S INDUSTRIAL PRODUCTS BUSINESS

METALCUTTING TOOLS (CARBIDE INSERTS AND ROUND TOOLS). Metalcutting tools are made of carbide, steel and other materials and include systems to hold metalcutting tools that are used on machine tools for use in a wide variety of metalcutting operations. The company believes that, through its subsidiaries, Valenite, Widia and Talbot, it is the second-largest producer of carbide metalcutting tool systems in the U.S. and the third-largest worldwide. In addition, the company believes that it is also the third largest producer of round tools in North America. Valenite manufactures over 38,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling, and standard and special steel insert holders. Valenite has an excellent market position in the automotive, off-road vehicle and truck industries and has strong market positions in carbide wear parts for metalforming and in products requiring the wear and corrosion-resistant properties of tungsten carbide.

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

In an effort to further broaden the company's product coverage in the metalworking tooling business, during 1997, the company made two smaller acquisitions. Minnesota Twist Drill, Inc., with annual sales of approximately $10 million, manufactures standard high-speed twist drills in its Chisholm, Minnesota plant. Data Flute CNC, Inc., also with annual sales of approximately $10 million, is a manufacturer of high-performance solid carbide end mills located in Pittsfield, Massachusetts. These acquisitions are highly complementary to the company's Valenite and Talbot product lines and broaden its already extensive product offering in the market place. In 1998, the company will initiate a $15 million expansion program which includes a second plant for Data Flute, a doubling of production capacity at Minnesota Twist Drill and the expansion of a Talbot facility.

METALWORKING FLUIDS. Metalworking fluids are proprietary chemical compounds and emulsions used as lubricants, coolants and corrosion inhibitors in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings, as well as general metalworking shops. The company is a full-line supplier, offering water-based fluids (synthetics), water-based oil-bearing fluids (semi-synthetics) and oil-based fluids. Over the last four years, the company expanded its lines of soluble oils, base oils and synthetic fluids. The company has marketed these products under the Cimcool brand since the mid - 1940s. With the acquisitions of Valenite and Widia, the company has developed two additional brands of fluids. In 1994, the company developed the Valcool brand that is designed to work with all metalcutting tools which is being marketed through Valenite's market channels. In
1996, the company introduced through the Widia market channels the Widacool line of fluid in Europe.

The company also is the leader in providing certain customers with comprehensive fluid management programs. This involves the company's engineers working full-time on site at the customer's plant to oversee and optimize all wet chemistry, including metalworking fluids used in the plant. In 1997, the company launched MILPROT (Milacron Production Services) which is a program that manages 100% of the tooling, abrasives, chemicals and metalworking fluids in a customer's plant.

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

CARBIDE WEAR PARTS. Carbide wear parts represent various components made from sintered tungsten carbide having physical properties of very high hardness, wear resistance and resistance to chemical activity. Valenite and Widia manufacture three types of carbide wear parts: tooling components for metalforming, carbide rod for use in round tools, and metalforming and general wear parts to resist frictional wear and chemical activity.

INDUSTRIAL MAGNETS. Widia is a leader in injection molded plastic bonded magnets. Widia manufactures permanent industrial magnets and magnetic circuits for automotive, electrical and other industrial applications, as well as soft magnets for the telecommunications and construction industries.

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

Carlisle, Pennsylvania        Resin grinding wheels.

Chisholm, Minnesota           High-speed twist drills.

Cincinnati, Ohio              Metalworking fluids and
                              precision grinding wheels.

Detroit, Michigan
(metro area) (6 plants)(a)    Carbide inserts, special
                              steel products and gauging
                              systems.

Essen, Germany (3 plants)     Carbide inserts, magnets,
                              metallurgical powders and
                              carbide rods.

Gainesville, Texas (a)        Tool holding systems for
                              turning, milling and
                              boring.

Hardenberg,
   The Netherlands            Carbide wear parts.

Lichtenau, Germany            Steel insert holders.

Millersburg, Pennsylvania
  (2 plants)                  End mills, taps and
                              counterbores.

Nogales, Mexico (a)           Resin grinding wheels.

Patancheru, India             Rock tools.

Pittsfield, Massachusetts     Carbide end-mills.

Sinsheim, Germany (a)         Special steel tooling
                              products.

Tokyo, Japan (a)              Carbide inserts and steel
                              tools.

Valley View, Ohio (a)         End mills.

Vlaardingen,
 The Netherlands              Metalworking fluids.

West Branch, Michigan
(2 plants)                    Metallurgical powders and
                              carbide wear parts.

Westminster and Seneca,
South Carolina (5 plants)     Carbide and diamond inserts.


(a) The Gainesville, Texas plant, Nogales, Mexico plant,
    Tokyo, Japan plant, Sinsheim, Germany plant, Valley
    View, Ohio plant and three plants in the Detroit, Michigan (metro area) are leased from unrelated third parties.


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

EMPLOYEES
---------

During 1997, the company employed an average of 12,751 people, of whom 6,062 were employed outside the U.S. As of year-end 1997, the company employed 12,957 people.

BACKLOG
-------

The backlog of unfilled orders was $365 million at the end of 1997 and $373 million at the end of 1996. The backlog at year-end 1997 is believed to be firm and, in general, is expected to be delivered in 1998.

SEGMENT INFORMATION
-------------------

Financial data for the past three years for the company's business segments are shown in the following tables. The
1996 increases for plastics technologies are primarily attributable to the acquisition of
D-M-E on January 26, 1996. The 1996 decreases for machine tools are partially attributable to the sale of ESD on December 30, 1995.



(In millions)                          Fiscal Year
                          ---------------------------------

                               1997       1996         1995
                          ---------  ---------    ---------
SALES
-----
 Plastics technologies     $  735.7   $  662.4     $  570.1
 Machine tools                458.0      371.8        409.0
 Industrial products          703.0      695.5        670.2
                           --------   --------     --------
  Total sales              $1,896.7   $1,729.7     $1,649.3
                           ========   ========     ========

BACKLOG OF UNFILLED ORDERS
--------------------------
 Plastics technologies     $   89.5   $  105.6     $  108.1
 Machine tools                169.3      160.6        118.1
 Industrial products          106.2      107.0        118.0
                           --------   --------     --------
  Total backlog            $  365.0   $  373.2     $  344.2
                           ========   ========     ========

OPERATING EARNINGS
------------------
 Plastics technologies     $   59.7   $   59.2     $   54.3
 Machine tools                 14.5        4.9          7.7
 Industrial products           81.2       73.7         62.1
 Disposition of
  businesses (a)                 -          -          71.0
 Integration charge (b)          -          -          (9.8)
 Corporate expenses           (17.2)     (16.8)       (15.7)
 Other unallocated
  expenses (c)                (11.1)      (9.9)       (10.5)
                           --------   --------     --------
  Operating earnings          127.1      111.1        159.1
 Interest expense - net       (26.5)     (29.8)       (24.8)
                           --------   --------     --------
 Earnings before income
  taxes                    $  100.6   $   81.3     $  134.3
                           ========   ========     ========

IDENTIFIABLE ASSETS
-------------------
 Plastics technologies     $  611.5   $  612.6     $  335.3
 Machine tools                253.9      233.3        232.8
 Industrial products          497.7      458.9        468.1
 Unallocated corporate
  assets (d)                   29.4       31.5        137.5
                           --------   --------     --------
  Total assets             $1,392.5   $1,336.3     $1,173.7
                           ========   ========     ========

CAPITAL EXPENDITURES
--------------------
 Plastics technologies     $   26.7   $   20.6     $   16.6
 Machine tools                 18.0       15.7          8.6
 Industrial products           34.8       28.9         27.1
                           --------   --------     --------
  Total capital
   expenditures            $   79.5   $   65.2     $   52.3
                           ========   ========     ========

DEPRECIATION AND AMORTIZATION
-----------------------------
 Plastics technologies     $   23.0   $   21.4     $   11.8
 Machine tools                  6.2        5.0          7.4
 Industrial products           24.5       24.5         24.4
                           --------   --------     --------
  Total depreciation
   and amortization        $   53.7   $   50.9     $   43.6
                           ========   ========     ========


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


GEOGRAPHIC INFORMATION
----------------------

The following table summarizes the company's U.S. and non-
U.S. operations.

Sales of U.S. operations include export sales of $231.8
million in 1997, $199.6 million in 1996, and $166.9
million in 1995.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $816.5 million, $830.3 million, and $784.2 million in 1997, 1996 and 1995, respectively.


                                    Fiscal Year
                          ------------------------------
(In millions)                 1997     1996         1995
                          --------   ------       ------

U.S. operations
---------------
 Sales                    $1,204.4   $969.8       $938.3
 Segment operating
  earnings                   108.9     81.4         71.8
 Disposition of
  businesses                    -        -          62.1
 Integration charge             -        -          (2.9)
 Identifiable assets         813.9    731.6        484.1
 Capital expenditures         50.8     41.7         31.4
 Depreciation and
  amortization                33.7     28.9         21.6

Non-U.S. operations
-------------------
 Sales                       692.3    759.9        711.0
 Segment operating
  earnings                    46.5     56.4         52.3
 Disposition of
  businesses                    -        -           8.9
 Integration charge             -        -          (6.9)
 Identifiable assets         549.2    573.2        552.1
 Capital expenditures         28.7     23.5         20.9
 Depreciation and
  amortization                20.0     22.0         22.0


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following information is included in accordance with the provisions for Part III, Item 10:

                                               POSITIONS HELD DURING
NAME AND AGE           POSITION                    LAST FIVE YEARS
------------           --------                ---------------------

Daniel J. Meyer        Chairman, President     Elected Chairman and
     (61)               and Chief Executive    Chief Executive Officer
                        Officer, Director      in November, 1991. During
                                               1997, was also elected
                                               President of the company.
                                               Has served as Director
                                               since 1985. Also,
                                               is a member of the
                                               Executive Committee.

Harold J. Faig         Group Vice President-   Elected Group Vice
     (49)               Plastics               President - Plastics
                        Technologies           Technologies in February,
                                               1994. Prior thereto was
                                               Vice President -
                                               Injection Molding from
                                               1990.

Kyle H. Seymour (a)    Group Vice President-   Elected Group Vice
     (37)               Machine Tools          President - Machine Tools
                                               in 1997. Prior thereto
                                               was Manager of U.S.
                                               Machine Tool Products
                                               from 1995, Manager of
                                               Horizontal Machining
                                               Center Business from
                                               1994, Manufacturing
                                               Manager from 1993, and
                                               Assembly Operations
                                               Manager from 1991.

Alan L. Shaffer        Group Vice President-   Elected Group Vice
     (47)               Industrial Products    President - Industrial
                                               Products in 1986.

Ronald D. Brown        Vice President-         Elected Vice President -
     (44)               Finance and            Finance and
                        Administration and     Administration
                        Chief Financial        and Chief Financial
                        Officer                Officer in 1997. Prior
                                               thereto was Vice
                                               President-Finance and
                                               Chief Financial Officer
                                               from 1993 and Treasurer
                                               from 1989.

James R. Christie      Vice President-         Elected Vice President -
     (52)               Industrial Products    Industrial Products in
                                               1997. Has served as
                                               President of Valenite
                                               since 1993.

William J. Gruber      Vice President -        Elected Vice President -
     (44)               U.S. Plastics          U.S. Plastics
                        Technologies           Technologies in 1996.
                                               Prior thereto was
                                               Manager of U.S. Plastics
                                               Technologies from 1995
                                               and General Manager,
                                               Products Division from
                                               1984.

Barbara G. Kasting (b) Vice President-         Elected Vice President -
     (45)               Human Resources        Human Resources in 1997.
                                               Prior thereto was
                                               Assistant Treasurer from
                                               1995, Director of
                                               Treasury Operations from
                                               1994, and Corporate
                                               Quality Manager
                                               from 1992.

Richard L. Kegg        Vice President -        Elected Vice President -
     (62)               Technology and         Technology and
                        Manufacturing          Manufacturing Development
                        Development            in 1993. Prior thereto
                                               was Director, Corporate
                                               Research and
                                               Manufacturing Development
                                               from 1990.

James M. Stergiopoulos Vice President-         Elected Vice President -
     (59)               Plastics               Plastics Technologies
                        Technologies,          Europe in 1995. Prior
                        Europe                 thereto was Director,
                                               Plastics Technologies
                                               Europe from 1994 and
                                               General Manager,
                                               Cincinnati Milacron
                                               Austria from 1987.

Wayne F. Taylor        Vice President-         Elected Vice President -
     (54)               General Counsel        General Counsel and
                        and Secretary          Secretary in 1990.

Robert P. Lienesch (c) Controller              Elected Controller in
     (52)                                      1989.

Kenneth W. Mueller (c) Treasurer and           Elected Treasurer and
     (64)               Assistant              Assistant Secretary in
                        Secretary              1993. Prior thereto was
                                               Acting Director of
                                               Standard Machine Tools
                                               from 1992.

Notes:
  Parenthetical figure below name of individual indicates age at most recent birthday prior to December 27, 1997.

  There are no family relationships among the executive officers of the Registrant.

  Officers of the company are elected each year by the Board of Directors.

(a) Kyle H. Seymour succeeds D. Michael Clabaugh, who retired from the company in March, 1997.
(b) Barbara G. Kasting succeeds Theodore Mauser, who retired from the company in June, 1997.
(c)  Kenneth W. Mueller announced his intent to retire April
     30, 1998. Robert P. Lienesch has been elected Vice President and Treasurer and Jerome L. Fedders has been elected
     Controller, both effective April 30, 1998.


 ITEM 2.   PROPERTIES


 The information required by Item 2 is included in Part I on pages 8, 11, 14 and 15 of this Form 10-K.


 ITEM 3.   LEGAL PROCEEDINGS


 In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS


 There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


 PART II
 -------


 ITEM. 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS


 The company's common shares are listed on the New York
 Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange,
 Pacific Stock Exchange, Philadelphia Stock Exchange and
 Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 27, 1998, there were approximately 5,750 holders of record of the company's common shares. The company's preferred shares are not actively traded.

 The table below shows the price range of the common shares for 1996 and 1997, as reported by the New York
 Stock Exchange. Cash dividends of $.09 per common share were paid for each quarter of 1996 and the first two quarters of 1997. A cash dividend of $.12 per common share was paid for the third and fourth quarters of 1997. In addition, cash dividends of $1.00 per preferred share were paid in each quarter of 1996 and 1997.


                                      COMMON STOCK
                                       PRICE RANGE
                                    ----------------
  FISCAL 1996, QUARTER ENDED         HIGH       LOW
                                    ------    ------
    March 23                        $29.25    $20.75
    June 15                          27.88     23.13
    October 5                        24.00     18.38
    December 28                      22.38     18.50

  FISCAL 1997, QUARTER ENDED

    March 22                        $23.63    $19.13
    June 14                          25.50     17.88
    October 4                        28.38     23.88
    December 27                      29.88     24.38


 ITEM 6.  SELECTED FINANCIAL DATA

 (Dollars in millions, except per-share amounts)


                                       1997         1996         1995        1994        1993
                                   --------     --------     --------    --------    --------
 SUMMARY OF OPERATIONS
 ---------------------
 Sales                             $1,896.7     $1,729.7     $1,649.3    $1,197.1    $1,029.4
 Cost of products sold (a)          1,424.8      1,292.7      1,236.8       904.3       791.0
                                   --------     --------     --------    --------    --------
  Manufacturing margins (a)           471.9        437.0        412.5       292.8       238.4

 Other costs and expenses
  Selling and administrative          329.3        316.3        301.4       222.2       191.3
  (Gain) loss on
   disposition of
   businesses                            -            -         (71.0)(b)      -        22.8(d)
  Integration and
   consolidation charges                 -            -           9.8 (c)      -        47.1(e)
  Minority shareholders'
   interests                            4.3          3.1          2.3          -          -
  Other- net (a)                       11.2          6.5         10.9         6.4        1.0
                                   --------     --------     --------    --------   --------
   Total other costs
     and expenses (a)                 344.8        325.9        253.4       228.6      262.2
                                   --------     --------     --------    --------   --------
 Operating earnings (loss)            127.1        111.1        159.1        64.2      (23.8)
 Interest-net                         (26.5)       (29.8)       (24.8)      (15.3)     (13.4)
                                   --------     --------     --------    --------   --------
 Earnings (loss) before
  income taxes, extraordinary
  item and cumulative
  effect of changes in
  methods of accounting               100.6         81.3        134.3        48.9      (37.2)
 Provision for income taxes            20.0         15.0         28.7        11.2        8.2
                                   --------     --------     --------    --------   --------
 Earnings (loss) before
  extraordinary item and
  cumulative effect of
  changes in methods of
  accounting                           80.6         66.3        105.6        37.7      (45.4)
 Extraordinary item
  Loss on early
   extinguishment of debt                -            -            -           -        (4.4)
 Cumulative effect of
  changes in methods
  of accounting                          -            -            -           -       (52.1)
                                   --------     --------     --------    --------   --------
 Net earnings (loss)               $   80.6     $   66.3     $  105.6    $   37.7   $ (101.9)
                                   ========     ========     ========    ========   ========

 Earnings (loss) per common share
 Earnings (loss) before
  extraordinary item
  and cumulative effect
  of changes in methods
  of accounting
     Basic                             2.03         1.75         3.11        1.12      (1.46)
     Diluted                           2.01         1.74         3.07        1.11      (1.46)(f)
 Extraordinary item
  Loss on early
   extinguishment of debt
     Basic                               -            -            -           -        (.14)
     Diluted                             -            -            -           -        (.14)(f)
 Cumulative effect of changes
  in methods of accounting
     Basic                               -            -            -           -       (1.66)
     Diluted                             -            -            -           -       (1.66)(f)
 Net earnings (loss)
     Basic                         $   2.03     $   1.75     $   3.11    $   1.12   $  (3.26)
                                   ========     ========     ========    ========   ========
     Diluted                       $   2.01     $   1.74     $   3.07    $   1.11   $  (3.26)(f)
                                   ========     ========     ========    ========   ========

 FINANCIAL POSITION AT YEAR END
 ------------------------------
 Working capital                   $  325.7     $  318.3     $  392.7    $151.4      $114.3
 Property, plant and
  equipment-net                       343.1        319.1        265.5     198.8       184.0
 Total assets                       1,392.5      1,336.3      1,173.7     787.6       729.6
 Long-term debt                       304.2        301.9        332.2     143.0       107.6
 Total debt                           371.7        372.8        355.8     226.9       185.2
 Shareholders' equity                 471.9        446.2        270.7     157.8       124.1
  Per common share                    11.77        11.06         7.72      4.50        3.53


 OTHER DATA
 ----------

 Dividends paid to common
  shareholders                         16.8         13.4         12.3      12.2        11.6
   Per common share                     .42          .36          .36       .36         .36
 Capital expenditures                  79.5         65.2         52.3      43.0        23.4
 Depreciation and
  amortization                         53.7         50.9         43.6      28.6        26.1
 Backlog of unfilled
  orders at year-end                  365.0        373.2        344.2     287.1       246.0
 Employees (average)                 12,751       12,581       11,701     8,395       7,885




 (a) During 1997, amortization of goodwill, which was previously included as a component of cost of products sold, is included in other costs and expenses-net in this schedule to conform to the company's presentation in its Consolidated Statement of Earnings. Amounts for prior periods have been reclassified to conform to the 1997 presentation.

 (b) Represents a gain of $66.0 million ($52.4 million after tax) on the sale of the company's Electronic Systems
      Division and a gain of $5.0 million ($4.0 million after tax) on the sale of the company's American Mine Tool business.

 (c) Represents a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.

 (d) Represents a charge (with no current tax effect) for the disposition of a plastics technologies subsidiary.

 (e) Represents a charge (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations.

 (f) For 1993, diluted earnings per common share is equal to basic earnings per share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.


 Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 The company operates in three business segments: plastics technologies (formerly plastics machinery), machine tools and industrial products. In the last four years, the company has achieved record sales in each succeeding year. The sales increases in 1994 through 1996 resulted principally from the growth of the plastics technologies and industrial products segments, largely as a result of acquisitions. The 1997 sales increase resulted principally from internal growth in the plastics technologies and machine tool segments. The 1997 sales level in the industrial products segment benefited from two small acquisitions, but its sales were held back by the translation effect of foreign currency exchange rate fluctuations.

 ACQUISITIONS AND DIVESTITURES

 In 1997, the company acquired two businesses:  Data Flute
 CNC in June and Minnesota Twist Drill in September. Both businesses are included in the industrial products segment. These acquisitions resulted in an increase in 1997 new orders and sales of approximately $8 million.

 On January 26, 1996, the company acquired D-M-E, which is included in the company's plastics technologies segment for eleven months of 1996. This acquisition had the effect of increasing new orders and sales by approximately $153 million in 1996, and $16 million in 1997 when compared with 1996.

 In 1995, the company acquired two businesses: Widia in February and Talbot in July. Both businesses are included in the industrial products segment. The timing of these acquisitions caused an increase in new orders and sales in 1996 of approximately $50 million when compared with 1995.

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

 On January 27, 1995, the company sold its American Mine
 Tool (AMT) business which was formerly part of the industrial products segment. AMT's new orders, sales and operating earnings were immaterial, but its disposition resulted in a gain of $5.0 million before tax ($4.0 million after tax) in 1995.

 PRESENCE OUTSIDE THE U.S.

 In recent years, the company's growth outside the U.S.
 has allowed the company to become less dependent on the U.S. industrial sector. In 1997, markets outside the U.S. represented the following percentages of consolidated sales: Europe - 27%; Asia - 9%; Canada and
 Mexico - 5%; and the rest of the world - 2%.

 As a result of the company's geographic sales mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. The most important factors are the exchange rates of the British pound and the German mark. Throughout part of 1996, the financial statement effects of a weaker German mark and related
 European currencies were to some degree offset by the effects of a stronger British pound. In 1997, however, the pound somewhat stabilized while the mark has continued to weaken. As a result, the company has experienced more significant translation effects in 1997, resulting in negative currency effects on new orders and sales of $87 million and $69 million, respectively. The
 1997 translation effect on net earnings approximated $2.1
 million, or $.05 per share. In 1997, there was also a $25 million decrease in shareholders' equity due to cumulative foreign currency translation adjustments. If the mark remains at current levels or weakens further in 1998, the company will continue to experience a negative effect on translating its European new orders, sales and net earnings when compared with 1997.

 About 3% of the company's 1997 sales were to customers located in Korea and the ASEAN countries - the areas most severely impacted by Southeast Asia market and currency difficulties toward the end of 1997. The net effect of these Asian difficulties was to reduce the company's net earnings by approximately $1 million in the fourth quarter of 1997. While it is impossible to forecast the ultimate worldwide impact of these difficulties, the company currently believes that the current magnitude of these issues is not likely to warrant major revisions to the company's 1998 expectations. The company further believes that Asian markets hold excellent potential for both sales and earnings growth over the long term.

 EARNINGS PER COMMON SHARE

 Beginning with the fourth quarter of 1997, earnings per common share (EPS) are being calculated in accordance with newly issued rules established by the Financial
 Accounting Standards Board. The new rules require the company to report two EPS amounts: "basic" and "diluted." For the company, the calculation for diluted
 EPS closely approximates the company's previously disclosed EPS figures under the old accounting rules. The company has restated prior year EPS figures under the new accounting rules whenever appropriate and EPS figures cited in this "Management's Discussion and Analysis" refer to diluted EPS amounts.

 1997 COMPARED TO 1996

 NEW ORDERS AND BACKLOG

 New orders in 1997 were $1,886 million, which represented a $133 million, or 8%, increase from the $1,753 million in 1996. Orders for plastics technologies products increased by $65 million, or 10%, principally due to increased orders for U.S.-built injection molding machines. Machine tool orders increased by $51 million, or 12%, due to increased orders for U.S.-built horizontal machining centers and aerospace-related systems. Orders for industrial products increased by $17 million, or 2%, of which $8 million resulted from the 1997 acquisitions.
 Excluding the effect of acquisitions and foreign currency translation effects, new orders increased for this segment by 9% as all major U.S. product lines showed improvement.

 U.S. export orders were $210 million in 1997 compared to $220 million in 1996.

 The company's backlog of unfilled orders totaled $365
 million at December 27, 1997. This compares to $373 million at December 28, 1996. These high levels are being maintained in large part by increased orders for U.S.- built machine tools for aerospace customers.

 SALES

 Sales in 1997 were $1,897 million, which represented a $167 million, or 10%, increase over 1996. This increase was caused principally by internal growth in the plastics technologies and machine tools segments. 1997 sales were affected by a $69 million negative effect of currency translation adjustments. Excluding the acquisitions and currency translation effects, sales increased by 12%.

 Sales of plastics technologies increased by $73 million, or 11%, primarily due to increased sales of U.S.-built injection molding machines. Machine tool sales increased by $86 million, or 23%, due to increased U.S. sales, and despite reduced sales of U.K.-built machines. Industrial products sales increased by $8 million, or 1%. However, after excluding the acquisitions and currency translation effects, sales increased by $42 million, or 6%.

 Sales of all segments to non-U.S. markets totaled $817 million, a decrease in 1997 of $14 million, and export sales totaled $232 million, an increase of $32 million.
 In 1997 and 1996, products manufactured outside the U.S.
 approximated 37% and 44% of sales, respectively, while products sold outside the U.S. approximated 43% and 48% of sales, respectively.

 MARGINS, COSTS AND EXPENSES

 Amortization of goodwill had, until 1997, been included in cost of products sold. Because of its increased significance as a result of acquisitions, the company has concluded that it more properly belongs in the caption, "other costs and expenses-net" in the Consolidated
 Statement of Earnings. Amounts for cost of products sold, manufacturing margins and related percentages, and other costs and expenses-net for prior years have been restated for consistency of presentation. Amortization expense has been as follows: $6.1 million, $5.8 million and $1.5 million in 1997, 1996 and 1995, respectively.

 Manufacturing margins as a percent to sales, were 24.9% in 1997 and 25.3% in 1996. Margins for machine tools and industrial products improved in 1997, while margins for plastics technologies were depressed through the first three quarters of 1997 due to pricing pressures on U.S.- built injection molding machines. Plastics technologies' margins improved slightly in the fourth quarter of 1997.

 Total selling and administrative expense increased in amount, as expected, due to increases in certain selling costs that vary with sales levels. Administrative expenses increased modestly. As a percent to sales, selling expense declined to approximately 15% of sales and administrative expenses remained at approximately 2% of sales.

 The expense for minority shareholders' interests in earnings of subsidiaries relates principally to Widia's subsidiary in India. The increased expense is caused by the subsidiary's improved profitability.

 Other expense-net, including amortization of goodwill, increased to $11.2 million in 1997 from $6.5 million in 1996. The increase was caused primarily by the absence of favorable settlements of legal claims that are included in the 1996 amount and the inclusion of severance expense of approximately $2.0 million in the first quarter of 1997 relating to approximately 60 employees at Ferromatik, the company's German injection molding machine subsidiary. As a result of this and other actions at Ferromatik, the company expects to achieve annualized savings of $3.5 million, which began to phase in during the second quarter of 1997.

 Interest expense-net of interest income, was $26.5 million in 1997 compared with $29.8 million in 1996. The decrease was due to lower average debt levels and lower borrowing rates as well as the effects of foreign currency translation.

 INCOME TAXES

 The provision for income taxes in 1997, 1996 and 1995 includes U.S. federal and state and local income taxes, and income taxes in other jurisdictions outside the U.S.
 The company entered all three years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets.

 By December 30, 1995, the company had fully utilized its U.S. NOL carryforwards, but as of December 27, 1997, its non-U.S. NOL carryforwards totaled $112 million, most of which have no expiration dates.

 The company's practice is to periodically reevaluate the future realization of all of its deferred tax assets.
 During the period, the company concluded that it is more likely than not that a portion of these assets will be offset against future taxable income. As a result, the company reversed valuation allowances in certain jurisdictions which caused the provision for income taxes to be less than the statutory rate. The company expects the utilization of these NOL carryforwards and reversal of additional valuation allowances to continue to cause the effective tax rate to be less than the U.S. statutory rate through at least 1998, although the overall rate is expected to increase to approximately 30% in 1998.

 EARNINGS

 Net earnings in 1997 were $80.6 million, or $2.01 per share, compared with $66.3 million, or $1.74 per share in 1996. Net earnings increased 21%, while per share earnings increased 16%, which also includes the effect of increased common shares outstanding throughout 1997.

 1996 COMPARED TO 1995

 NEW ORDERS AND BACKLOG

 New orders for 1996 were $1,753 million, which represented a $118 million, or 7%, increase over 1995.
 Excluding the effects of acquisitions and divestitures, new orders decreased by $51 million, which approximates the decline caused by changes in currency exchange rates.

 Orders for plastics technologies increased $100 million.
 Excluding the effects of the D-M-E acquisition, however, new orders for plastics technologies declined by $53 million, or 10%, due primarily to weaker order levels for injection molding machines in the U.S. in the first half of 1996. Machine tool orders totaled $414 million, virtually unchanged from 1995 level. However, after excluding the effect of the ESD divestiture, new orders for machine tools increased $31 million, or 8%, largely due to increased orders for U.K.-built standard machine tools and U.S.-built aerospace products. This segment experienced reduced orders for U.S.-built standard machine tools throughout much of the year, but orders improved in the fourth quarter. Orders for industrial products were $685 million. After excluding the effect of the Talbot and Widia acquisitions, new orders for industrial products declined $28 million, or 4%, due primarily to the weakening German mark throughout the year, and a weakening of the market for European cutting tools and industrial magnets in the last half of 1996.

 U.S. export orders increased to $220 million in 1996, up over 34% from 1995 due primarily to the D-M-E acquisition and the receipt of a single $20 million export order.

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

 Sales of plastics technologies increased by $92 million.
 Excluding the effects of the D-M-E acquisition, however, sales of plastics technologies declined by $61 million, or 11%, due primarily to weaker orders for U.S.-built injection molding machines in the first half of 1996 and European-built injection molding machines throughout the year. Machine tool sales declined $37 million. After excluding the ESD divestiture effect, however, sales for machine tools declined $7 million, or 2%, due to reduced sales of U.S.-built standard machine tools, in part offset by increased sales of U.K.-built standard machine tools and U.S.-built aerospace products. Industrial products' sales increased, although after excluding the acquisitions, sales declined $22 million, or 3%, due to currency translation effects and a weaker European market.

 Sales of all segments to non-U.S. markets totaled $830 million, an increase in 1996 of $46 million, and export sales totaled $200 million, an increase of $33 million.
 The increases resulted primarily from the D-M-E acquisition. In both 1996 and 1995, products manufactured outside the U.S. approximated 44% of sales while products sold outside the U.S. approximated 48% of sales.

 MARGINS, COSTS AND EXPENSES

 Manufacturing margins, as a percent to sales, were 25.3% in 1996 compared with 25.0% in 1995; excluding ESD's margins from 1995, the ongoing business' margins increased from 24.3% in 1995 to 25.3% in 1996. Plastics technologies margins increased in the U.S. despite continued price pressures, but declined in Germany due to temporary excess staffing levels at Ferromatik. Machine tool margins also increased, after excluding ESD's margins from 1995 results. Industrial products' margins improved for the year but declined in the fourth quarter due to reduced sales volume in Widia's European businesses.

 Selling and administrative expense increased in 1996 due to the D-M-E acquisition and increased sales. As a percent to sales, however, selling expense continued to approximate 16% of sales and administrative expense continued to approximate 2% of sales.

 Other-net, including amortization of goodwill, declined in 1996 to $6.5 million from $10.9 million in 1995 due to reduced costs associated with the sale of accounts receivable, increased gains on sales of fixed assets, favorable settlement of legal claims and other similar items which may not recur in the future.

 Interest expense, net of interest income, was $29.8 million in 1996 compared to $24.8 million in 1995. The expense increase was primarily attributable to the temporary use of debt to fund the D-M-E acquisition. This debt was later repaid from the proceeds of the equity offering described below and, accordingly, interest expense declined during the second half of the year.

 EARNINGS

 Net earnings in 1996 were $66.3 million, or $1.74 per share, compared with $105.6 million, or $3.07 per share in 1995. The 1995 net earnings included $48.6 million, or $1.42 per share, resulting from the combined effects of the gain on the disposition of two businesses, offset by an integration charge for Valenite. Excluding those items, 1996 net earnings increased by $9.3 million, or 16%, while per share earnings increased by $.09, or 6%, which also includes the effect of an increase in outstanding common shares.

 YEAR 2000

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

 CHANGE IN FISCAL YEAR

 In November, 1997, the Board of Directors approved management's plan to change the company's fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st each year. In 1998, the transition year, the company's fiscal year will begin December 28, 1997 and conclude
 December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, the company's 1997 calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in future years will have three months in each quarter. This change will cause inconsistency in quarterly reporting throughout 1998 due to the inclusion in 1998 of an additional 10 days in quarter 1, 7 days in quarter 2, 20 fewer days in quarter 3 and an additional 8 days in quarter 4 in comparison to 1997. Quarterly amounts for 1997 will not be restated because it is impracticable to do so.

 LIQUIDITY AND SOURCES OF CAPITAL

 At December 27, 1997, the company had cash and cash equivalents of $26 million, a decrease of $2 million during the year.

 Operating activities provided $114 million of cash in 1997, compared with $60 million provided in 1996.
 Operating activities cash flows have been reduced by cash costs of $2.0 million and $13 million in 1997 and 1996, respectively, for Ferromatik severance payments in 1997, and the Widia/Valenite integration and restructuring in 1996.

 Investing activities in 1997 resulted in a $100 million use of cash, primarily due to capital expenditures of $80 million and the cost of acquisitions. Investing activities in 1996 resulted in a $308 million use of cash, mostly due to the D-M-E acquisition, as well as $65 million of capital expenditures. Net cash used by investing activities in 1995 included $79 million for the Widia acquisition and $33 million for the Talbot acquisition. Also affecting 1995 was $120 million provided from the divestitures of ESD and AMT.

 Financing activities used $16 million of cash in 1997, which includes the effect of a dividend increase and the purchase of treasury shares. Financing activities provided $143 million of cash in 1996, primarily due to $129 million of net proceeds from the issuance of 5.5 million additional shares of common stock. In 1995, financing activities provided $106 million of cash, primarily due to the issuance of $100 million of 7 7/8% notes.

 As of December 27, 1997, the company's current ratio of
 1.8 was unchanged from December 28, 1996.

 At December 27, 1997, the company had lines of credit with various U.S. and non-U.S. banks of approximately
 $420 million, including a $200 million committed revolving credit facility which expires in January 2002.
 Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $307 million at December 27, 1997. Subsequent to the end of 1997, the facility was increased to $250 million. The amended facility continues to impose restrictions on total indebtedness in relation to earnings before interest, income taxes, depreciation and amortization
 (EBITDA). The company anticipates that it will be able to continue to comply with these restrictions throughout the term of the facility.

 The company had a number of short-term intercompany loans and advances denominated in various currencies totaling
 $47 million at December 27, 1997, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

 The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At December 27, 1997, approximately
 $228 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

 Total debt was $372 million at December 27, 1997, a decrease of $1 million over December 28, 1996. Total shareholders' equity was $472 million at December 27, 1997, an increase of $26 million over December 28, 1996, despite the adverse effect of a $25 million change in the cumulative foreign currency translation adjustment caused by the effects of a stronger U.S. dollar. As a result, the ratio of total debt to total capital (debt plus equity) improved to 44% at December 27, 1997 from 46% at December 28, 1996.

 During 1997, the company purchased 589,695 shares of the company's stock on the open market to satisfy the needs of management incentive, employee benefit and dividend reinvestment plans. Subsequent to year end, the company purchased an additional 338,000 shares for these plans' requirements. Additional purchases may be made later in the year. In addition, 1998 capital expenditures are expected to approximate $100 million. And, in the first half of 1998, the company expects to begin implementing a cost-cutting program to reduce staffing at Widia in Germany and in certain other European locations. This program is currently estimated to result in a $4 million net cash cost in 1998. The company believes that its cash flow from operations and available credit lines will be sufficient to meet these and other operating requirements.

 OUTLOOK

 The company's strategy primarily focuses on internal growth, which is somewhat dependent upon the worldwide economic climate, and productivity gains. In 1998, the company anticipates weakness in certain Asian markets but modestly improving economic conditions in Europe. In
 North America, the company recognizes that automotive production may weaken but expects most of the other key sectors of its business to remain at healthy levels.
 Based on this economic climate, among other things, the company's 1998 goals are for about a 7% sales increase coupled with a 12% increase in earnings per share.

 The above forward-looking statements involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary
 Statement described below.

 CAUTIONARY STATEMENT
 --------------------

 The company wishes to caution readers about all its forward-looking statements in the "Outlook" section above and elsewhere. These include all statements that speak about the future or are based on the company's interpretation of factors that might affect its businesses. The company believes the following important factors, among others, could affect its actual results in 1998 and beyond and cause them to differ materially from those expressed in any of its forward-looking statements:

         *    global and regional economic
                conditions, consumer spending and
                industrial production, particularly in
                segments related to the level of
                automotive production and spending in
                the aerospace and construction
                industries;

         *    fluctuations in currency exchange
                rates of U.S. and foreign countries,
                including countries in Europe and Asia
                where the company has several principal
                manufacturing facilities and where many
                of the company's competitors and
                suppliers are based;

         *    fluctuations in domestic and non-
                U.S. interest rates which affect the
                cost of borrowing under the company's
                lines of credit and financing fees
                related to the sale of domestic accounts receivable;

         *    production and pricing levels of
                important raw materials, including
                plastic resins, which are a key material used by purchasers of the company's plastics technologies products, and steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

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

         *    changes in tax, environmental and
                other laws and regulations in the U.S.
                and non-U.S. countries where the company does business;

         *    unanticipated litigation, claims or
                assessments, including but not limited
                to claims or problems related to product liability, warranty, or environmental issues.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Beginning on page 32 and continuing through page 49 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item
 302 of Regulation S-K.


 CONSOLIDATED STATEMENT OF EARNINGS
 CINCINNATI MILACRON INC. AND SUBSIDIARIES
 FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


 (In millions, except per-share amounts)

                               1997       1996       1995
                           --------   --------   --------
 Sales                     $1,896.7   $1,729.7   $1,649.3
 Cost of products sold      1,424.8    1,292.7    1,236.8
                           --------   --------   --------
  Manufacturing margins       471.9      437.0      412.5

 Other costs and expenses
  Selling and
   administrative             329.3      316.3      301.4
  Gain on disposition of
   businesses                    -          -       (71.0)
  Integration charge             -          -         9.8
  Minority shareholders'
   interests in earnings
   of subsidiaries              4.3        3.1        2.3
  Other-net                    11.2        6.5       10.9
                           --------   --------   --------
 Total other costs and
  expenses                    344.8      325.9      253.4
                           --------   --------   --------
 Operating earnings           127.1      111.1      159.1

 Interest
  Income                        2.4        4.8        3.2
  Expense                     (28.9)     (34.6)     (28.0)
                           --------   --------   --------
   Interest-net               (26.5)     (29.8)     (24.8)
                           --------   --------   --------

 Earnings before
  income taxes                100.6       81.3      134.3
 Provision for
  income taxes                 20.0       15.0       28.7
                           --------   --------   --------
 Net earnings              $   80.6   $   66.3   $  105.6
                           ========   ========   ========
 Net earnings per
  common share
  Basic                    $   2.03   $   1.75   $   3.11
                           ========   ========   ========
  Diluted                  $   2.01   $   1.74   $   3.07
                           ========   ========   ========

 See notes to consolidated financial statements.


 CONSOLIDATED BALANCE SHEET
 CINCINNATI MILACRON INC. AND SUBSIDIARIES
 FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.

 (In millions, except par value amounts)

                                          1997       1996
                                      --------   --------
 ASSETS
 Current assets
   Cash and cash equivalents          $   25.7   $   27.8
   Notes and accounts receivable
    (less allowances of $13.0 in
     1997 and $13.7 in 1996)             275.0      267.0
   Inventories
     Raw materials                        26.5       27.8
     Work-in-process and
      finished parts                     217.7      202.7
     Finished products                   146.2      159.2
                                      --------   --------
      Total inventories                  390.4      389.7
   Other current assets                   60.0       43.4
                                      --------   --------
     Total current assets                751.1      727.9

 Property, plant and equipment-net       343.1      319.1
 Goodwill                                231.1      229.9
 Other noncurrent assets                  67.2       59.4
                                      --------   --------
 Total assets                         $1,392.5   $1,336.3
                                      ========   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Amounts payable to banks           $   65.9   $   65.7
   Long-term debt due
     within one year                       1.6        5.2
   Trade accounts payable                153.7      134.9
   Advance billings and
     deposits                             35.7       34.5
   Accrued and other current
     liabilities                         168.5      169.3
                                      --------   --------
     Total current liabilities           425.4      409.6

 Long-term accrued liabilities           191.0      178.6
 Long-term debt                          304.2      301.9
                                      --------   --------
   Total liabilities                     920.6      890.1
                                      --------   --------
 Commitments and contingencies              -          -

 SHAREHOLDERS' EQUITY
   4% Cumulative Preferred shares          6.0        6.0
   Common shares, $1 par value
    (outstanding: 39.6 in 1997
    and 39.8 in 1996)                     39.6       39.8
   Capital in excess of par value        377.8      390.1
   Reinvested earnings                    83.5       19.9
   Cumulative foreign currency
     translation adjustments             (35.0)      (9.6)
                                      --------   --------
     Total shareholders' equity          471.9      446.2
                                      --------   --------
 Total liabilities and
   shareholders' equity               $1,392.5   $1,336.3
                                      ========   ========

 See notes to consolidated financial statements.


 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 CINCINNATI MILACRON INC. AND SUBSIDIARIES
 FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.

 (In millions, except share amounts)


                                                                         Cumulative
                            4%                                              Foreign
                    Cumulative        Common   Capital in   Reinvested     Currency          Total
                     Preferred       Shares,    Excess of     Earnings  Translation  Shareholders'
                        Shares  $1 Par Value    Par Value    (Deficit)  Adjustments         Equity
                    ----------   -----------   ----------   ----------  -----------  -------------
 Balance at
  year-end 1994           $6.0        $33.7        $255.5      $(125.9)      $(11.5)        $157.8

 Contribution of
  118,180 common shares
  to pension plan                        .1           3.3                                      3.4
 Stock options exercised
  and restricted stock
  awarded for 414,131
  common shares                          .5           7.4                                      7.9
 Net purchase of
  8,756 treasury shares                               (.2)                                     (.2)
 Net earnings for the year                                       105.6                       105.6
 Cash dividends
  Preferred shares
   ($4.00 per share)                                               (.2)                        (.2)
  Common shares
   ($.36 per share)                                              (12.3)                      (12.3)
 Foreign currency
  translation
  adjustments                                                                   8.7            8.7
                          ----        -----        ------       ------         ----         ------
 Balance at
  year-end 1995            6.0         34.3         266.0        (32.8)        (2.8)         270.7

 Issuance of 5,500,000
  common shares
  in public offering                    5.5         123.0                                    128.5
 Stock options exercised
  and restricted stock
  awarded for 69,619
  common shares                                       1.0                                      1.0
 Issuance of 6,474
  treasury shares                                      .1                                       .1
 Net earnings for
  the year                                                        66.3                        66.3
 Cash dividends
  Preferred shares
   ($4.00 per share)                                               (.2)                        (.2)
  Common shares
   ($.36 per share)                                              (13.4)                      (13.4)
 Foreign currency
  translation
  adjustments                                                                  (6.8)          (6.8)
                         -----        -----        ------        -----       ------        -------
 Balance at
  year-end 1996            6.0         39.8         390.1         19.9         (9.6)         446.2

 Stock options exercised
  and restricted stock
  awarded for 379,127
  common shares                          .4           1.8                                      2.2
 Purchase of 589,695
  treasury and
  other common shares                   (.6)        (14.1)                                   (14.7)
 Net earnings for
  the year                                                        80.6                        80.6
 Cash dividends
  Preferred shares
   ($4.00 per share)                                               (.2)                        (.2)
  Common shares
   ($.42 per share)                                              (16.8)                      (16.8)
 Foreign currency
  translation
  adjustments                                                                 (25.4)         (25.4)
                          ----        -----        ------      -------       ------         ------
 Balance at
  year-end 1997           $6.0        $39.6        $377.8      $  83.5       $(35.0)        $471.9
                          ====        =====        ======      =======       ======         ======


See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
CINCINNATI MILACRON INC. AND SUBSIDIARIES
FISCAL YEAR ENDS ON SATURDAY CLOSEST TO DECEMBER 31.


 (In millions)                 1997      1996      1995
                             ------   -------   -------
 INCREASE (DECREASE) IN
  CASH AND CASH
  EQUIVALENTS

  OPERATING ACTIVITIES
   CASH FLOWS
   Net earnings              $ 80.6   $  66.3   $ 105.6
   Operating activities
     providing (using) cash
     Depreciation and
      amortization             53.7      50.9      43.6
     Gain on disposition
      of businesses              -         -      (71.0)
     Integration charge          -         -        9.8
     Deferred income taxes    (15.3)     (7.0)    (25.3)
     Working capital changes
      Notes and accounts
       receivable             (20.7)     (5.6)      3.9
      Inventories             (16.3)    (20.7)    (27.3)
      Other current assets     (6.1)      7.4      (1.4)
      Trade accounts
       payable                 21.8      16.8       4.2
      Other current
       liabilities              7.6     (50.6)     (1.3)
     Decrease (increase)
      in other noncurrent
      assets                     .1      (1.9)     (2.0)
     Increase in long-term
      accrued liabilities      13.2       8.8       9.6
     Other-net                 (4.7)     (4.5)     (7.5)
                             ------   -------   -------
      Net cash provided
       by operating
       activities             113.9      59.9      40.9
                             ------   -------   -------

  INVESTING ACTIVITIES
   CASH FLOWS

   Capital expenditures       (79.5)    (65.2)    (52.3)
   Net disposals of
     property, plant
     and equipment              5.7       4.3      10.3
   Acquisitions               (25.9)   (246.8)   (113.5)
   Disposition of
     businesses                  -         -      120.4
                             ------   -------   -------
     Net cash used by
      investing activities    (99.7)   (307.7)    (35.1)
                             ------   -------   -------

  FINANCING ACTIVITIES
   CASH FLOWS

   Dividends paid             (17.0)    (13.6)    (12.5)
   Increase in
     long-term debt            14.4        -      190.0
   Repayments of
     long-term debt            (4.9)    (21.1)    (33.0)
   Increase (decrease)
     in amounts payable
     to banks                   3.7      47.6     (49.8)
   Issuance of
     common shares              2.2     129.6      13.1
   Purchase of treasury
     and other common
     shares                   (14.7)       -       (2.0)
                             ------   -------   -------
     Net cash provided
      (used) by financing
      activities              (16.3)    142.5     105.8
                             ------   -------   -------

 INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                  (2.1)   (105.3)    111.6
 Cash and cash equivalents
  at beginning of year         27.8     133.1      21.5
                             ------   -------   -------
 Cash and cash equivalents
  at end of year             $ 25.7   $  27.8   $ 133.1
                             ======   =======   =======



See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END



The company's fiscal year ends on the Saturday closest to December 31 of each year. Fiscal year ends are as follows:

     1997:     December 27, 1997
     1996:     December 28, 1996
     1995:     December 30, 1995

In November, 1997, the Board of Directors approved management's plan to change the company's fiscal year to a calendar year ending on December 31st. In 1998, the transition year, the company's fiscal year will begin
December 28, 1997, and end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year
1998.

USE OF ESTIMATES

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the company's non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders' equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other costs and expenses-net in the Consolidated Statement of Earnings. Gains and losses on foreign exchange contracts that are designated as hedges of foreign currency commitments are recognized as part of the specific transactions hedged under the deferral method of accounting consistent with the requirement for a firm commitment.

RECLASSIFICATION OF FINANCIAL STATEMENT

Beginning in 1997, amortization of goodwill, which was previously included as a component of cost of products sold, is included in other costs and expenses-net in the Consolidated Statement of Earnings. Amounts reported for prior years have been reclassified to conform to the 1997 presentation.

REVENUE RECOGNITION

The company's policy is to recognize sales when products are shipped to unaffiliated customers.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $47.6 million, $45.1 million and $42.1 million for 1997, 1996 and 1995, respectively.

Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell.
Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

GOODWILL

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 25 to 40 years. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization expense charged to earnings amounted to $6.1 million, $5.8 million and $1.5 million in 1997, 1996 and 1995, respectively.

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

EARNINGS PER COMMON SHARE

Beginning in 1997, earnings per common share data are computed in accordance with Statement of Financial
Accounting Standards No. 128, "Earnings per Share," which became effective for financial statements issued after December 15, 1997. Amounts for prior years have been restated.

RECENTLY ISSUED PRONOUNCEMENTS

During 1998, the company will adopt the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for year-end 1998. This standard requires that segment information be disclosed based upon how management internally evaluates the operating performance of its business units. Application of the disclosure requirements under this standard is not expected to have a material effect on the financial statements of the company in 1998.

DISPOSITION OF BUSINESSES

In December, 1995, the company completed the sale of its Electronic Systems Division (ESD) for $104 million in cash and recorded a fourth quarter pretax gain of $66.0 million
($52.4 million after tax). ESD's 1995 sales to unaffiliated customers were approximately $30 million.

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

ACQUISITIONS

In February, 1995, the company acquired Krupp Widia GmbH
(Widia) for DM 120.8 million in cash (approximately $79
million), which included DM 7.1 million (approximately $4 million) for the settlement of all intercompany liabilities to the seller as of the closing date, and $13 million of assumed debt. Headquartered in Germany, Widia is one of the world's leading producers of industrial metalcutting products.

In July, 1995, the company acquired Talbot Holdings, Ltd.
(Talbot) for approximately $33 million in cash and $5 million of assumed debt. Talbot is a major supplier of round high-speed steel and carbide metalcutting tools.

In January, 1996, the company acquired The Fairchild Corporation's D-M-E business (D-M-E) for approximately $246 million. D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The company financed the acquisition through the execution of promissory notes to the seller in the amount of $182 million and cash on hand of $64 million. The promissory notes were subsequently repaid using the proceeds from an equity offering (see Shareholders' Equity), available cash and borrowings under the company's existing lines of credit.

During 1997, the company acquired Minnesota Twist Drill, Inc., a maker of high-speed twist drills, and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Each business has annual sales of approximately $10 million. These acquisitions were financed by the use of available cash and bank borrowings. These acquisitions did not significantly affect the company's financial position or results of operations.

All of these acquisitions were accounted for under the purchase method. The aggregate cost of the acquisitions, including professional fees and other related costs, was $27.4 million in 1997, $248.1 million in 1996 and $111.1 million in 1995. The following table presents the allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed.

ALLOCATION OF ACQUISITION COST

 (In millions)                    1997     1996     1995
                                ------   ------  -------
 Cash and cash equivalents      $   .6   $  1.3  $   3.1
 Accounts receivable               3.6     25.5     51.7
 Inventories                       4.0     29.6     68.9
 Other current assets               .1      1.2       .6
 Property, plant and equipment     7.0     43.9     60.6
 Goodwill                         14.4    162.5     51.9
 Other noncurrent assets            -       7.9     14.3
                                ------   ------  -------
  Total assets                    29.7    271.9    251.1
                                ------   ------  -------
 Amounts payable to banks
  and long-term debt due
  within one year                   -        -      (9.3)
 Other current liabilities        (2.1)   (18.9)   (70.6)
 Long-term accrued liabilities     (.2)    (4.9)   (50.7)
 Long-term debt                     -        -      (9.4)
                                ------   ------  -------
  Total liabilities               (2.3)   (23.8)  (140.0)
                                ------   ------  -------
 Total acquisition cost         $ 27.4   $248.1  $ 111.1
                                ======   ======  =======


In the 1995 allocation, other current liabilities includes a reserve of $16.9 million for the restructuring of Widia and its integration with Valenite. Prior to the acquisition, the company`s management began to develop a plan for the integration of certain operations of Widia and Valenite and for restructuring actions to improve Widia's profitability. In May, 1995, the company's management formally approved this integration plan at an expected total cost of $17.1 million. The portion directly related to Valenite was recorded as a $9.8 million pretax charge to earnings in the second quarter of 1995. In December, 1995, the management of the company and Widia approved a revision to the original plan to provide for additional reductions in personnel levels at Widia. As a result, the total cost of the integration plan was $28.1 million.

As it related to Widia, the revised plan involved the closure of one manufacturing plant, the reduction of employment levels at its plant and headquarters in Germany, and the consolidation of numerous sales, customer service and warehouse operations in Europe and Asia at a total cost of $18.3 million. The actions contemplated by the integration plan were substantially completed by year-end
1996.

RESEARCH AND DEVELOPMENT

Charges to operations for research and development activities are summarized below. The amounts include expenses related to the company's Wolfpack product development and process improvement program. The decrease in 1996 relates principally to the sale of ESD in December, 1995.

RESEARCH AND DEVELOPMENT

 (In millions)                1997     1996      1995
                             -----    -----     -----
 Research and development    $50.1    $49.0     $57.8
                             =====    =====     =====

RETIREMENT BENEFIT PLANS

Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S., the United Kingdom (U.K.) and Germany.

PENSION COST

 (In millions)                    1997     1996    1995
                                ------   ------  ------
 Service cost (benefits earned
  during the period)            $  9.6   $  9.5  $  7.6
 Interest cost on projected
  benefit obligation              38.9     37.5    37.0
 Actual return on plan assets    (77.9)   (53.3)  (87.9)
 Net amortization and deferral    31.5     11.1    46.3
                                ------   ------  ------
 Pension cost                   $  2.1   $  4.8  $  3.0
                                ======   ======  ======

The following table sets forth the funded status of the defined benefit pension plans that cover certain U.S. and U.K. employees.

FUNDED STATUS AT YEAR-END

 (In millions)                             1997     1996
                                        -------  -------
 Vested benefit obligation              $(430.8) $(372.8)
                                        =======  =======
 Accumulated benefit obligation         $(451.8) $(389.4)
                                        =======  =======
 Projected benefit obligation           $(502.2) $(445.6)
 Plan assets at fair value                511.5    464.4
                                        -------  -------
 Excess of plan assets in relation to
  projected benefit obligation              9.3     18.8
 Unrecognized net loss                      2.3      5.2
 Unrecognized net transition asset         (7.7)   (13.8)
                                        -------  -------
 Prepaid pension cost                   $   3.9  $  10.2
                                        =======  =======


The plans' assets consist principally of stocks, debt securities and mutual funds. The U.S. plan also includes common shares of the company with a market value of $25.4 million in 1997 and $16.5 million in 1996. Because of the funded status of the plans, contributions were not required for the U.S. plan in 1997 and for the U.K. plan in the three year period ended December 27, 1997. Contributions of $7.5 million and $3.4 million were made to the U.S. plan in 1996 and 1995, respectively.

The following table sets forth the status of the company's defined benefit pension plans for certain employees in Germany. Consistent with customary practice in Germany, these plans have not been funded.

STATUS AT YEAR-END

 (In millions)                          1997      1996
                                      ------    ------
 Vested benefit obligation            $(32.1)   $(34.8)
                                      ======    ======
 Accumulated benefit obligation       $(34.8)   $(38.6)
                                      ======    ======
 Projected benefit obligation         $(38.1)   $(42.6)
 Unrecognized net gain                   (.9)      (.1)
                                      ------    ------
 Accrued pension cost                 $(39.0)   $(42.7)
                                      ======    ======

The following table presents the weighted-average actuarial assumptions used for all defined benefit plans in 1997, 1996 and 1995.

ACTUARIAL ASSUMPTIONS

                             1997     1996      1995
                             ----     ----      ----
 Discount rate                7.4%     8.0%      7.5%
 Expected long-term rate of
  return on plan assets       9.6%     9.6%      9.6%
 Rate of increase in future
  compensation levels         5.2%     5.1%      4.3%


The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $8.5 million, $7.7 million and $6.4 million in 1997, 1996 and 1995, respectively.

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

The following tables present the components of the company's liability for retiree health care benefits and postretirement health care cost under the principal U.S.
plan.

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS

 (In millions)                             1997     1996
                                         ------   ------
 Accumulated postretirement
  benefit obligation
   Retirees                              $(26.6)  $(29.1)
   Fully eligible active
     participants                          (5.3)    (4.9)
   Other active participants               (6.8)    (6.3)
                                         ------   ------
                                          (38.7)   (40.3)
 Unrecognized net gain                     (4.7)    (5.0)
                                         ------   ------
 Accrued postretirement health
  care benefits                          $(43.4)  $(45.3)
                                         ======   ======


 POSTRETIREMENT HEALTH CARE COST

 (In millions)                     1997    1996     1995
                                 ------  ------   ------
 Service cost (benefits earned
  during the period)             $   .3  $   .3   $   .3
 Interest cost on accumulated
  postretirement benefit
  obligation                        3.0     3.2      3.9
                                 ------  ------   ------
 Postretirement health
   care cost                     $  3.3  $  3.5   $  4.2
                                 ======  ======   ======



The discount rates used in calculating the accumulated postretirement benefit obligation were 7.5% for 1997 and 8.0% for 1996. For 1998, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 8.8%. This rate is assumed to decrease to varying degrees annually to 5.0% for years 2005 and thereafter. Because the dollar amount of the company's contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's deferred tax assets and liabilities as of year-end 1997 and 1996 are as follows:


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES


 (In millions)                          1997      1996
                                      ------    ------
 DEFERRED TAX ASSETS
  Net operating loss and tax
   Credit carryforwards               $ 48.5    $ 59.7
  Accrued postretirement health
   care benefits                        14.6      15.2
  Inventories, principally due to
   obsolescence reserves and
   additional costs inventoried
   for tax purposes                      8.7       8.7
  Accrued employee benefits other
   than pensions and retiree
   health care benefits                 11.8      10.7
  Accrued pension costs                  3.1       4.1
  Accrued warranty costs                 3.3       3.1
  Accrued taxes                          4.9       3.0
  Accounts receivable,
   principally due to
   allowances for doubtful
   accounts                              3.5       3.0
  Accrued liabilities
   and other                            23.0      20.5
                                      ------    ------
   Total deferred
     tax assets                        121.4     128.0
   Less valuation
     allowances                        (25.5)    (59.4)
                                      ------    ------
     Deferred tax assets
      net of valuation
      allowances                      $ 95.9    $ 68.6
                                      ======    ======

 DEFERRED TAX LIABILITIES
  Property, plant and equipment,
   principally due to differences
   in depreciation methods            $ 25.7    $ 23.7
  Accounts receivable and
   inventories                           2.4       3.0
  Prepaid pension costs                  6.6       6.2
  Undistributed earnings of
   non-U.S. subsidiaries                 1.2       1.3
  Other                                 11.7       7.1
                                      ------    ------
   Total deferred tax
     liabilities                      $ 47.6    $ 41.3
                                      ======    ======
 Net deferred tax assets              $ 48.3    $ 27.3
                                      ======    ======



Valuation allowances related to Widia's preacquisition net operating loss carryforwards are being applied to reduce goodwill arising from the acquisition as the related tax benefits are realized. During 1997 and 1996, reversals of valuation allowances applied to reduce goodwill totaled $5.7 million and $1.9 million, respectively. Additional reductions of goodwill in years subsequent to 1997 are not expected to exceed $4.0 million.

Summarized in the following tables are the company's earnings before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

EARNINGS BEFORE INCOME TAXES

 (In millions)                 1997     1996      1995
                             ------   ------    ------
 United States               $ 64.9   $ 33.9    $ 87.8
 Non-U.S.                      35.7     47.4      46.5
                             ------   ------    ------
                             $100.6   $ 81.3    $134.3
                             ======   ======    ======


 PROVISION FOR INCOME TAXES

 (In millions)                 1997     1996      1995
                             ------   ------    ------
 CURRENT PROVISION
  United States              $ 15.3   $  6.4    $ 32.6
  State and local               5.3      2.8       8.9
  Non-U.S.                     14.7     12.8      12.5
                             ------   ------    ------
                               35.3     22.0      54.0
                             ------   ------    ------
 DEFERRED PROVISION
  United States               (13.7)    (2.9)    (23.0)
  Non-U.S.                     (1.6)    (4.1)     (2.3)
                             ------   ------    ------
                              (15.3)    (7.0)    (25.3)
                             ------   ------    ------
                             $ 20.0   $ 15.0    $ 28.7
                             ======   ======    ======


COMPONENTS OF THE PROVISION FOR DEFERRED INCOME TAXES

 (In millions)                 1997     1996      1995
                             ------   ------    ------
 Change in valuation
  allowances                 $(28.2)  $ (6.7)   $(19.6)
 Change in deferred taxes
  related to operating
  loss carryforwards           11.1      3.2      (6.0)
 Depreciation                   2.0     (3.7)      8.9
 Accrued pension and
  other employee costs           .5       .5      (5.3)
 Tax effects of
  consolidation,
  restructuring
  and other reserves             -        .4       1.6
 Other                          (.7)     (.7)     (4.9)
                             ------   ------    ------
                             $(15.3)  $ (7.0)   $(25.3)
                             ======   ======    ======



RECONCILIATION OF THE U.S. STATUTORY RATE TO THE
TAX PROVISION RATE

                                 1997     1996      1995
                               ------   ------    ------
 U.S. statutory tax rate         35.0%    35.0%     35.0%
 Increase (decrease)
  resulting from
   Tax benefits from net
    reversal of valuation
    allowances                  (23.2)   (10.5)     (6.4)
   Losses without current
    tax benefits                  9.9      5.3       3.0
   Tax benefits from net
    reversal of U.S.
    temporary differences         (.2)    (4.4)     (9.4)
   U.S. federal income tax
    credits                      (2.8)    (5.9)       -
   Effect of operations
    outside the U.S.             (3.6)    (4.6)     (7.3)
   State and local income
    taxes, net of federal
    benefit                       3.4      2.3       6.6
   Other                          1.4      1.3       (.1)
                               ------   ------    ------
                                 19.9%    18.5%     21.4%
                               ======   ======    ======


At year-end 1997, certain of the company's non-U.S.
subsidiaries had net operating loss carryforwards aggregating approximately $112 million, substantially all of which have no expiration dates.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $123 million at the end of 1997.

Income taxes of $25.2 million, $33.8 million and $21.0 million were paid in 1997, 1996 and 1995, respectively.

EARNINGS PER COMMON SHARE

Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.

The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

 (In millions)                 1997     1996      1995
                             ------   ------    ------
 Net earnings                $ 80.6   $ 66.3    $105.6
 Less dividends on
  Preferred shares              (.2)     (.2)      (.2)
                             ------   ------    ------
 Net earnings available
  to common shareholders     $ 80.4   $ 66.1    $105.4
                             ======   ======    ======


 RECONCILIATION OF SHARES

 (In thousands)                1997     1996      1995
                             ------   ------    ------
 Weighted-average common
  shares outstanding         39,583   37,667    33,908
 Effect of dilutive stock
  options and restricted
  shares                        373      276       401
                             ------   ------    ------
 Weighted-average common
  shares assuming dilution   39,956   37,943    34,309
                             ======   ======    ======


For 1997, weighted-average shares assuming dilution excludes
205,075 restricted shares subject to contingent vesting based on the attainment of specified earnings objectives that have not yet been achieved.

RECEIVABLES

In January, 1996, the company entered into a new three year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. This agreement replaced a similar agreement that expired in January, 1996. Under the terms of the new agreement, the company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75.0 million of undivided interests in accounts receivable through January, 1999.

At December 27, 1997, December 28, 1996, and December 30, 1995, the undivided interests in the company's gross accounts receivable that had been sold to the purchasers aggregated $75.0 million, $75.0 million and $69.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Statement of Earnings.

INVENTORIES

Inventories amounting to $130.1 million in 1997 and $129.0 million in 1996 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately
$66.4 million in 1997 and $64.6 million in 1996.

As presented in the Consolidated Balance Sheet, inventories are net of reserves for obsolescence of $41.6 million and $45.6 million in 1997 and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are shown in the following table.

PROPERTY, PLANT AND EQUIPMENT-NET

 (In millions)                           1997      1996
                                      -------   -------
 Land                                 $  14.9   $  13.6
 Buildings                              179.4     178.0
 Machinery and equipment                459.0     427.0
                                      -------   -------
                                        653.3     618.6
 Less accumulated depreciation         (310.2)   (299.5)
                                      -------   -------
                                      $ 343.1   $ 319.1
                                      =======   =======


LIABILITIES

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

ACCRUED AND OTHER CURRENT LIABILITIES

 (In millions)                          1997      1996
                                      ------    ------
 Accrued salaries, wages
  and other compensation              $ 50.4    $ 51.9
 Accrued and deferred
  income taxes                          15.8      13.6
 Other accrued expenses                102.3     103.8
                                      ------    ------
                                      $168.5    $169.3
                                      ======    ======


 LONG-TERM ACCRUED LIABILITIES

 (In millions)                          1997      1996
                                      ------    ------
 Accrued pension and other
  compensation                        $ 73.2    $ 67.1
 Accrued postretirement health
  care benefits                         46.4      48.4
 Accrued and deferred income
  taxes                                 31.5      26.9
 Minority shareholders'
  interests                             16.7      12.7
 Other                                  23.2      23.5
                                      ------    ------
                                      $191.0    $178.6
                                      ======    ======


LONG-TERM DEBT

The components of long-term debt are shown in the following table.

LONG-TERM DEBT

 (In millions)                          1997      1996
                                      ------    ------
 7 7/8 % Notes due 2000               $100.0    $100.0
 8 3/8 % Notes due 2004                115.0     115.0
 Revolving credit facility              80.3      80.3
 Other                                  10.5      11.8
                                      ------    ------
                                       305.8     307.1
 Less current maturities                (1.6)     (5.2)
                                      ------    ------
                                      $304.2    $301.9
                                      ======    ======


Except for the 7 7/8% Notes due 2000 and the 8 3/8% Notes due 2004, the carrying amount of the company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company's incremental borrowing rate for similar types of financing arrangements. At year-end 1997, the fair value of the 7 7/8% Notes due 2000 was $102.1 million and the fair value of the 8 3/8% Notes due 2004 was $121.6 million. Such amounts are based on recent trade prices through registered securities brokers.

Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness.

Outstanding borrowings under the company's revolving credit facility of $10.0 million at December 27, 1997, and DM 125 million ($70.3 million at December 27, 1997, and $80.3 million at December 28, 1996) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates which had a weighted average of 4.3% at year-end 1997.

Interest paid was $29.1 million in 1997, $35.1 million in 1996 and $27.7 million in 1995.

Maturities of long-term debt for the five years after 1997 are:

          1998:          $  1.6 million
          1999:             2.3 million
          2000:           101.8 million
          2001:             1.8 million
          2002:            80.3 million

The company leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:

          1998:          $17.1 million
          1999:           11.8 million
          2000:            9.3 million
          2001:            7.0 million
          2002:            5.5 million
    After 2002:           34.2 million

Rent expense was $22.6 million, $23.6 million and $19.8 million in 1997, 1996 and 1995, respectively.

LINES OF CREDIT

At year-end 1997, the company had lines of credit with various U.S. and non-U.S. banks of approximately $420 million, including a $200 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. In March, 1997, the company amended the revolving credit facility to reduce the amount of credit available thereunder from $300 million to $200 million and to extend the term to January, 2002. The amended facility requires a facility fee on the total $200 million revolving loan commitment at a variable rate which was .18% per annum as of December 27, 1997. In addition, a restriction on total indebtedness in relation to total capital was replaced by a covenant of debt in relation to earnings before interest, income taxes, depreciation and amortization (EBITDA). Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $307 million at year-end 1997.

Subsequent to year end, the company amended the revolving credit facility to increase the line of credit available from $200 million to $250 million.

The weighted-average interest rate on short-term borrowings outstanding as of year-end was 6.6% for 1997 and 1996.

SHAREHOLDERS' EQUITY

During 1997, the company purchased 499,600 treasury shares on the open market at a cost of $12.2 million to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment plans. An additional 90,095 shares were also purchased with respect to current year exercises of stock options in lieu of the issuance of authorized but unissued shares.

In May, 1996, the company issued an additional 5.5 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $128.5 million. The proceeds of the offering were used to repay a portion of the promissory notes issued to the seller in connection with the acquisition of D-M-E.

SHAREHOLDERS' EQUITY - PREFERRED AND COMMON SHARES

 (In millions, except share
  and per-share amounts)                1997      1996
                                      ------    ------
 4% Cumulative Preferred shares
  authorized, issued and
  outstanding, 60,000 shares at
  $100 par value, redeemable at
  $105 a share                        $  6.0    $  6.0
                                      ======    ======
 Common shares, $1 par value,
  authorized 50,000,000 shares,
  issued and outstanding,
  1997: 39,635,829 shares,
  1996: 39,846,397                      39.6      39.8
                                      ======    ======


The company has authorized ten million serial preference shares with $1 par value. None of these shares has been issued.

Holders of company common stock have one vote per share until they have held their shares for at least 36 consecutive months, after which they are entitled to ten votes per share.

CONTINGENCIES

The company is involved in remedial investigations and actions at various locations, including former plant facilities, and EPA Superfund sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. The accruals are adjusted as further information becomes available or circumstances change.
Environmental costs have not been material in the past.

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

At December 27, 1997, the company had outstanding forward contracts totaling $27.5 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception. Due to the short-term nature of these contracts, their fair values, which are not recognized in the financial statements, approximate their contract values as of December 27, 1997.

STOCK-BASED COMPENSATION

The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

Non-qualified and incentive stock options outstanding under the 1997 Plan are granted at market value, vest in increments over a five year period, and expire ten years subsequent to the award. Of the 3,063,612 options outstanding at year-end 1997, 192,000 are incentive stock options.

Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.

STOCK OPTION ACTIVITY

                                                Weighted-
                                                 Average
                                                Exercise
                                      Shares       Price
                                   ---------    --------
 OUTSTANDING AT YEAR-END 1994      1,969,436       18.73
  Granted                            581,009       20.69
  Exercised                         (382,854)      18.77
  Canceled                           (30,595)      21.15
                                   ---------    --------

 OUTSTANDING AT YEAR-END 1995      2,136,996       19.22
  Granted                            626,800       25.75
  Exercised                          (31,045)      20.51
  Canceled                           (26,182)      22.95
                                   ---------    --------

 OUTSTANDING AT YEAR-END 1996      2,706,569       20.70
  Granted                            568,600       23.25
  Exercised                          (94,485)      17.64
  Canceled                          (117,072)      24.28
                                   ---------    --------

 OUTSTANDING AT YEAR-END 1997      3,063,612       21.13
                                   =========    ========


 EXERCISABLE STOCK OPTIONS AT YEAR-END

                                          Stock
                                        Options
                                      ---------
                    1995              1,054,663
                    1996              1,147,869
                    1997              1,245,931


 SHARES AVAILABLE FOR FUTURE GRANT AT YEAR-END

                                          Stock
                                        Options
                                      ---------
                    1995                871,150
                    1996                131,675
                    1997              1,306,959



The following tables summarize information about stock options outstanding at December 27, 1997.


COMPONENTS OF OUTSTANDING STOCK OPTIONS


                                    Average   Weighted-
       Range of                   Remaining     Average
       Exercise          Number    Contract    Exercise
         Prices     Outstanding        Life       Price
  -------------     -----------   ---------   ---------
  $8.50 - 14.50         568,900         3.6      $13.35
  17.13 - 25.75       2,494,712         7.0       22.90
                    -----------
  $8.50 - 25.75       3,063,612         6.4      $21.13
                    ===========


COMPONENTS OF EXERCISABLE STOCK OPTIONS


                                  Weighted-
       Range of                     Average
       Exercise          Number    Exercise
         Prices     Exercisable       Price
  -------------     -----------   ---------
  $8.50 - 14.50         568,900      $13.35
  17.13 - 25.75         677,031       21.20
                    -----------
  $8.50 - 25.75       1,245,931      $17.62
                    ===========



Under the 1997 Plan, performance awards are granted in the form of restricted stock awards which vest based on the achievement of specified earnings objectives over a three year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock, including performance awards, was $5.0 million, $.9 million and $.7 million in 1997, 1996 and 1995, respectively. Restricted stock award activity is as follows:

RESTRICTED STOCK ACTIVITY

                                1997    1996      1995
                             -------  ------    ------
Restricted stock awarded     281,190  58,746    47,600
                             =======  ======    ======
Weighted-average market
  value on date of grant      $22.99  $25.55    $23.00
                             =======  ======    ======


Of the 281,190 shares of restricted stock awarded in 1997, 205,075 were performance awards subject to contingent vesting.

Cancellations of restricted stock, including shares canceled to pay employee withholding taxes at maturity, totaled 6,758 in 1997, 20,172 in 1996 and 16,323 in 1995.

During 1997, 10,210 shares related to performance awards earned under a prior plan were issued.

Pro forma earnings amounts prepared under the assumption that the stock options granted in 1997, 1996 and 1995 were accounted for based on their fair value as determined under Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation," are as follows:

PRO FORMA EARNINGS

 (In millions, except per-share amounts)

                              1997     1996       1995
                             -----    -----     ------
Net earnings                 $77.5    $63.5     $104.4
                             =====    =====     ======

Net earnings per common share
 Basic                       $1.95    $1.68     $ 3.07
                             =====    =====     ======
 Diluted                     $1.93    $1.67     $ 3.03
                             =====    =====     ======


The weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $7.51, $8.66 and $7.75, respectively. The fair value of the options was calculated as of the date of grant using the Black-Scholes option pricing model using the following assumptions:

FAIR VALUE ASSUMPTIONS
                               1997       1996       1995
                          ---------  ---------  ---------
Dividend yield                 2.06%      1.40%      1.74%
Expected volatility         31 - 41%   30 - 41%   33 - 43%
Risk free interest
  rate at grant date      5.9 - 6.3% 5.3 - 5.6% 7.3 - 7.5%
Expected life in years        2 - 7      2 - 7      2 - 7


Statement of Financial Accounting Standards No. 123 does not apply to awards granted prior to 1995. Because additional awards in future years are anticipated, the pro forma effects of applying this statement presented above are not indicative of future amounts.

ORGANIZATION

Cincinnati Milacron Inc. is a worldwide manufacturer of machinery and supplies for processing plastics, and machine tools and industrial products for metalworking. The company has operations in the United States and other countries located principally in Western Europe.

The plastics technologies segment includes the production of injection molding machines, mold bases, systems for extrusion and blow molding and various other specialty equipment. The market is driven by the consumer economy and the automotive industry. The machine tools segment serves a broad range of markets, including the automotive industry, job shops and the aerospace industry. The industrial products segment serves a variety of metalworking industries, including the automotive industry. It produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets. The markets for all three business segments are highly competitive and can be cyclical in nature.

Financial data for the past three years for the company's business segments are shown in the following tables. The
1996 increases for plastics technologies are primarily attributable to the acquisition of D-M-E on January 26, 1996. The 1996 decreases for machine tools are partially attributable to the sale of ESD on December 30, 1995.

SALES BY SEGMENT

(In millions)                 1997       1996       1995
                          --------   --------   --------

Plastics technologies     $  735.7   $  662.4   $  570.1
Machine tools                458.0      371.8      409.0
Industrial products          703.0      695.5      670.2
                          --------   --------   --------
                          $1,896.7   $1,729.7   $1,649.3
                          ========   ========   ========


OPERATING INFORMATION BY SEGMENT

(In millions)                 1997       1996       1995
                          --------   --------   --------

OPERATING EARNINGS
  Plastics technologies   $   59.7   $   59.2   $   54.3
  Machine tools               14.5        4.9        7.7
  Industrial products         81.2       73.7       62.1
  Disposition of
   businesses (a)               -          -        71.0
  Integration charge (b)        -          -        (9.8)
  Corporate expenses         (17.2)     (16.8)     (15.7)
  Other unallocated
   expenses (c)              (11.1)      (9.9)     (10.5)
                          --------   --------   --------
   Operating earnings        127.1      111.1      159.1
  Interest expense-net       (26.5)     (29.8)     (24.8)
                          --------   --------   --------
   Earnings before
     income taxes         $  100.6   $   81.3   $  134.3
                          ========   ========   ========

IDENTIFIABLE ASSETS
  Plastics technologies   $  611.5   $  612.6   $  335.3
  Machine tools              253.9      233.3      232.8
  Industrial products        497.7      458.9      468.1
  Unallocated
   corporate assets (d)       29.4       31.5      137.5
                          --------   --------   --------
   Total assets           $1,392.5   $1,336.3   $1,173.7
                          ========   ========   ========

CAPITAL EXPENDITURES
  Plastics technologies   $   26.7   $   20.6   $   16.6
  Machine tools               18.0       15.7        8.6
  Industrial products         34.8       28.9       27.1
                          --------   --------   --------
   Total capital
     expenditures         $   79.5   $   65.2   $   52.3
                          ========   ========   ========

DEPRECIATION AND AMORTIZATION
  Plastics technologies   $   23.0   $   21.4   $   11.8
  Machine tools                6.2        5.0        7.4
  Industrial products         24.5       24.5       24.4
                          --------   --------   --------
   Total depreciation
     and amortization     $   53.7   $   50.9   $   43.6
                          ========   ========   ========


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


Sales of U.S. operations include export sales of $231.8 million in 1997, $199.6 million in 1996, and $166.9 million in 1995.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $816.5 million, $830.3 million, and $784.2 million in 1997, 1996 and 1995, respectively.

The following table summarizes the company's U.S. and non-
U.S. operations.


U.S. AND NON-U.S. OPERATIONS


(In millions)                 1997     1996       1995
                          --------   ------     ------
U.S. OPERATIONS
  Sales                   $1,204.4   $969.8     $938.3
  Segment operating
   earnings                  108.9     81.4       71.8
  Disposition of
   businesses                   -        -        62.1
  Integration charge            -        -        (2.9)
  Identifiable assets        813.9    731.6      484.1
  Capital expenditures        50.8     41.7       31.4
  Depreciation and
   amortization               33.7     28.9       21.6

NON-U.S. OPERATIONS
  Sales                      692.3    759.9      711.0
  Segment operating
   earnings                   46.5     56.4       52.3
  Disposition of
   businesses                   -        -         8.9
  Integration charge            -        -        (6.9)
  Identifiable assets        549.2    573.2      552.1
  Capital expenditures        28.7     23.5       20.9
  Depreciation and
   amortization               20.0     22.0       22.0



REPORT OF INDEPENDENT AUDITORS



Board of Directors
Cincinnati Milacron Inc.

We have audited the accompanying Consolidated Balance Sheet of Cincinnati Milacron Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related Consolidated Statements of Earnings, Changes in Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Milacron Inc. and subsidiaries at December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects, the information set forth therein.



                    /S/Ernst and Young, LLP


Cincinnati, Ohio
February 6, 1998


SUPPLEMENTARY FINANCIAL INFORMATION

OPERATING RESULTS BY QUARTER (UNAUDITED)

(In millions, except per-share amounts)
                                     1997 (a)
                       ----------------------------------
                        Qtr 1     Qtr 2   Qtr 3     Qtr 4
                       ------    ------  ------    ------
Sales                  $377.5    $452.1  $570.7    $496.4
Manufacturing margins    95.3     110.3   140.2     126.1
 Percent of sales        25.2%     24.4%   24.6%     25.4%
Net earnings             13.0      18.2    22.6      26.8
Per common share
 Basic                    .33       .46     .57       .67
 Diluted                  .32       .46     .56       .67



                                     1996 (a)
                       ----------------------------------
                        Qtr 1     Qtr 2   Qtr 3     Qtr 4
                       ------    ------  ------    ------
Sales                  $353.4    $411.4  $511.1    $453.8
Manufacturing
 margins (b)             91.6     101.7   130.2     113.5
 Percent of sales (b)    25.9%     24.7%   25.5%     25.0%
Net earnings             12.6      14.7    19.1      19.9
Per common share
 Basic                    .36       .41     .48       .50
 Diluted                  .36       .40     .48       .50


(a) In 1997 and 1996, the fiscal year consists of thirteen four-week periods. The first, second and fourth quarters consist of twelve weeks each, and the third quarter, sixteen weeks. In 1998, the company will change its fiscal year to a monthly calendar. Amounts for prior quarters will not be restated to reflect the 1998 presentation because it is impracticable to do so.
(b) Manufacturing margins for 1996 and the first quarter of 1997 have been restated to exclude the amortization of goodwill.



Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III
--------


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT

The information required by Item 10 is (i) incorporated herein by reference to the "Election of Directors" section of the company's proxy statement dated March 27, 1998 and
(ii) included in Part I on pages 18 through 19 of this Form
10-K.



Item 11.   EXECUTIVE COMPENSATION

The "Components of Compensation" section of the company's proxy statement dated March 27, 1998 is incorporated herein by reference.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The "Principal Holders of Voting Securities" section of the company's proxy statement dated March 27, 1998 is incorporated herein by reference.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The paragraph captioned "Stock Loan Programs" of the company's proxy statement dated March 27, 1998 is incorporated herein by reference.


PART IV
-------


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K


Item 14(a)(1)&(2)-- LIST OF FINANCIAL STATEMENTS AND
                    FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Cincinnati Milacron Inc. and subsidiaries are included in
Item 8:

                                                    Page
                                                     No.
                                                    ----
 Consolidated Statement of Earnings -
  1997, 1996 and 1995                                 32
 Consolidated Balance Sheet - 1997 and 1996           33
 Consolidated Statement of Changes in
  Shareholders' Equity - 1997, 1996 and 1995          34
 Consolidated Statement of Cash Flows -
  1997, 1996 and 1995                                 35
 Notes to Consolidated Financial Statements           36
 Report of Independent Auditors                       48
 Supplementary Financial Information                  49

The following consolidated financial statement schedule of Cincinnati Milacron Inc. and subsidiaries is included in
Item 14(d) for the years ended 1997, 1996 and 1995:


                                                    Page
                                                     No.
                                                    ----
 Schedule II- Valuation and Qualifying
  Accounts and Reserves                               63

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

Item 14 (a)(3) - LIST OF EXHIBITS

  (2) Plan of Acquisition, Reorganization,
      Arrangement, Liquidation, or Succession - not applicable

  (3)  Articles of Incorporation and By-Laws

       3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 16, 1983
            - Incorporated herein by reference to the
              company's Form 10-K for the fiscal year
              ended December 28, 1985, as amended by
              Amendment No. 1 thereto on Form 8 dated
              June 30, 1986, and Amendment No. 2 thereto' on Form 8 dated July 17, 1986 (File No. 1-8485)

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

        3.4  By-laws, as amended
             - Incorporated herein by reference to the company's
               Registration Statement on Form S-8 (Registration
               No. 33-33623)

  (4)  Instruments Defining the Rights of Security Holders,
       Including Indentures:

        4.1  8-3/8% Notes due 2004
             - Incorporated herein by reference to the company's
               Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009)

        4.2  7-7/8% Notes due 2000
             - Incorporated by reference to the company's Registration
               Statement on Form S-4 dated July 21, 1995 (File No. 33-
               60081)

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

  (10) Material Contracts:

       10.1  Cincinnati Milacron 1987 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 27, 1987.

       10.2  Cincinnati Milacron 1991 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 22, 1991.

       10.3  Cincinnati Milacron 1994 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 24, 1994.

       10.4  Cincinnati Milacron 1997 Long-Term Incentive Plan
             - Incorporated herein by reference to the
               company's Proxy Statement dated March 21, 1997.

       10.5  Cincinnati Milacron 1996 Short-Term Management
             Incentive Plan
             - Incorporated herein by reference to the
               company's Form 10-K for the fiscal year ended
               December 28, 1996.

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

       10.10 Cincinnati Milacron Inc. Retirement Plan for
             Non-Employee Directors
             - Incorporated herein by reference to the
               company's Form 10-K for the fiscal year ended
               December 29, 1990.

       10.11 Cincinnati Milacron Supplemental Executive Retirement Plan
             - Incorporated herein by reference to the
               company's Form 10-K for the fiscal year ended
               January 1, 1994.

       10.12 Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.
             - Incorporated herein by reference to the
               company's Form 8-K dated February 1, 1995.

       10.13 Amendment Number One, dated as of May 31, 1995 to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994, among Cincinnati Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers Trust Company, as agent.
             - Incorporated herein by reference to the
               company's Form 8-K dated May 31, 1995.

       10.14 U.S. Asset Purchase Agreement dated as of December 15,
             1995 between Cincinnati Milacron Inc. and TRINOVA Corporation.
             - Incorporated herein by reference to the
               company's Form 8-K dated December 30, 1995.

       10.15 U.K. Asset Purchase Agreement dated as of December 15, 1995, between Cincinnati Milacron U.K. Limited and
             TRINOVA Limited.
             - Incorporated herein by reference to the
               company's Form 8-K dated December 30, 1995.

       10.16 Amendment Number Two, dated as of January 23, 1996 to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc, Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers Trust Company, as agent.
             - Incorporated herein by reference to the
               company's Form 10-K dated December 30, 1995.

       10.17 Amendment Number Three, dated as of April 26, 1996 to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati
             Milacron Inc, Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers Trust Company, as agent.
             - Incorporated herein by reference to the
               company's Form 10-K dated December 28, 1996.

       10.18 Underwriting Agreement between Cincinnati Milacron Inc, and CS First Boston Corporation, BT Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and
             J.P. Morgan Securities Inc.
             - Incorporated herein by reference to the
               company's Registration Statement on Form S-3
               (Registration No. 333-01739)

       10.19 Asset Purchase Agreement dated as of January 23, 1996, between Cincinnati Milacron Inc., a Delaware corporation, The Fairchild Corporation, a Delaware corporation,
             RHI Holdings, Inc., a Delaware corporation, and the Designated Purchasers and Sellers named therein.
             - Incorporated herein by reference to the
               company's Form 8-K dated January 26, 1996.

       10.20 Amendment Number Four, dated as of March 14, 1997, to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc, Cincinnati Milacron Kunststoffmaschinen Europe GmbH the lenders listed therein, and Bankers Trust Company, as agent.
             - Incorporated herein by reference to the
               company's Quarterly Report on Form 10-Q for the quarter ended March 22, 1997.

       10.21 Amendment Number Five, dated as of December 31, 1997, to the Amended and Restated Revolving Credit Agreement dated as of December 31, 1994 among Cincinnati Milacron Inc, Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers Trust Company, as agent.
             - Filed herewith.

  (11) Statement Regarding Computation of Per-Share
       Earnings

  (12) Statement Regarding Computation of Ratios - not applicable

  (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - not applicable

  (16) Letter re Change in Certifying Accountant - not applicable

  (18) Letter Regarding Change in Accounting Principles - not applicable

  (21) Subsidiaries of the Registrant

  (22) Published Report Regarding Matters Submitted to Vote of
       Security Holders
       - Incorporated by reference to the company's Proxy
         Statement dated March 27, 1998.

  (23) Consent of Experts and Counsel

  (24) Power of Attorney - not applicable

  (27) Financial Data Schedule

  (99) Additional Exhibits - not applicable

Item 14(b)-- REPORTS ON FORM 8-K

   On November 1, 1997, the company reported on Form 8-K a change in fiscal year from a 52 week, 13 period, fiscal year ending on the Saturday closest to December 31, to a calendar fiscal year ending on December 31. This change is effective for fiscal year 1998.

Item 14(c)&(d)-- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  The responses to these portions of Item 14 are submitted as a separate section of this report.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CINCINNATI MILACRON INC.



                              BY:  /s/ Daniel J. Meyer
                                   ----------------------
                                   Daniel J. Meyer;
                                   Chairman, President
                                   and Chief Executive
                                   Officer
                                  (Chief Executive Officer)


                              BY:  /s/ Ronald D. Brown
                                   ----------------------
                                   Ronald D. Brown; Vice
                                   President- Finance and
                                   Administration and
                                   Chief Financial Officer
                                  (Chief Financial Officer)


                              BY:  /s/ Robert P. Lienesch
                                   -------------------------
                                   Robert P. Lienesch;
                                   Controller
                                  (Chief Accounting Officer)


Date:  March 18, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Darryl F. Allen
----------------------------------------
Darryl F. Allen; March 18, 1998
   (Director)

/s/ Neil A. Armstrong
----------------------------------------
Neil A. Armstrong; March 18, 1998
   (Director)

/s/ Barbara Hackman Franklin
----------------------------------------
Barbara Hackman Franklin; March 18, 1998
   (Director)

/s/ Harry A. Hammerly
----------------------------------------
Harry A. Hammerly; March 18, 1998
   (Director)


ITEM 14(C) AND (D)-- INDEX TO CERTAIN EXHIBITS AND FINANCIAL
                     STATEMENT SCHEDULES


                                                 Page No.

 Exhibit 10.21  Amendment Number Five, dated
                as of December 31, 1997, to
                the Amended and Restated
                Revolving Credit Agreement
                dated as of December 31,
                1994 among Cincinnati Milacron
                Inc, Cincinnati Milacron
                Kunststoffmaschinen Europe GmbH,
                the lenders listed therein, and
                Bankers Trust Company,              Bound
                as agent.                         Separately

 Exhibit 11     Computation of Per-Share
                Earnings                             58

 Exhibit 21     Subsidiaries of the Registrant       59

 Exhibit 23     Consent of Experts and Counsel       61

 Exhibit 27     Financial Data Schedule              62

 Schedule II    Valuation and Qualifying
                Accounts and Reserves                63





                 CINCINNATI MILACRON INC. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      Years Ended 1997, 1996 and 1995
                               (In Thousands)

                           COL. A      COL. B          COL. C           COL. D       COL. E
                          ----------  ----------      --------        ----------   ---------
                                               Additions
                                      -------------------------
                          Balance at  Charged to                                     Balance
                           Beginning   Costs and          Other       Deductions      at End
Description                of Period    Expenses      -Describe        -Describe   of Period
-----------               ----------  ----------      ---------       ----------   ---------
YEAR ENDED 1997

 Allowances for
   doubtful accounts         $13,715     $ 5,528        $   200 (a)    $ 5,624(b)    $13,004
                                                                           815(c)

 Restructuring and
   integration charge
   reserves                  $ 2,324     $    -         $     -        $ 1,266(b)    $   933
                                                                           125(c)
 Allowances for inventory
   obsolescence              $45,649     $12,636        $     -        $13,223(b)    $41,657
                                                                         3,405(c)

YEAR ENDED 1996

 Allowances for
   doubtful accounts         $12,935     $ 4,667        $ 1,429 (a)    $ 4,687(b)    $13,715
                                                                           629(c)

 Restructuring and
   integration charge
   reserves                  $18,336     $     -        $     -        $14,646(b)    $ 2,324
                                                                           766(c)
                                                                           600(d)

 Allowances for inventory
   obsolescence              $53,458     $10,805        $ 1,598 (a)    $18,557(b)    $45,649
                                                                         1,655(c)


YEAR ENDED 1995

 Allowances for
   doubtful accounts         $ 8,718     $ 4,963        $ 5,855 (a)   $ 7,382(b)     $12,935
                                                            781 (c)

 Restructuring and
   integration and
   consolidation charge
   reserves                  $ 6,164     $ 7,006        $16,883 (a)   $11,762(b)     $18,336
                                                             45 (c)

 Allowances for inventory
   obsolescence              $38,567     $18,402        $13,058 (a)   $18,147(b)     $53,458
                                                          2,028 (c)       450(e)




(a)  Consists of reserves of subsidiaries purchased during the year.
(b)  Represents amounts charged against the reserves during the year.
(c)  Represents foreign currency translation adjustments during the year.
(d)  Reversal of excess Valenite restructuring reserve established in 1993.
(e)  Consists of reserves of businesses sold during the year.