Form 10-Q
period 1998-03-31
CINCINNATI MILACRON INC /DE/
filed 1998-05-13
CIK 716823

===================================================================
                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549





                          FORM 10-Q





[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the quarter ended March 31, 1998

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

                     Yes [x]     No [ ]

Number   of  shares  of  Common  Stock,  $1.00  par   value,
outstanding as of May 8, 1998:   39,523,690

=================================================================


        Cincinnati Milacron Inc. and Subsidiaries
                            Index



                                                             Page
                                                              No.
                                                             ----

               PART I.  Financial Information


Item 1.   Financial Statements


           Consolidated Condensed Statement of Earnings         3


           Consolidated Condensed Balance Sheet                 4


           Consolidated Condensed Statement of Cash Flows       5


           Notes to Consolidated Condensed Financial
             Statements                                         6


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations       13


                 PART II.  Other Information

Item 1.   Legal Proceedings                                    19

Item 6.   (a) Exhibits                                         19


          (b) Reports on Form 8-K                              19


          Signatures                                           20


          Index to Exhibits                                    21


               PART I.  Financial Information
          Cincinnati Milacron Inc. and Subsidiaries
        Consolidated Condensed Statement of Earnings
                         (Unaudited)

                                             (In millions, except share
                                                and per-share amounts)

                                                  Quarter Ended
                                               -------------------
                                               March 31,  March 22,
                                                 1998       1997
                                               --------   --------

Sales                                           $ 477.4    $ 377.5
Cost of products sold                             356.5      282.2
                                                -------    -------
  Manufacturing margins                           120.9       95.3
                                                -------    -------

Other costs and expenses
  Selling and administrative                       84.3       68.9
  Minority shareholders' interests                   .2         -
  Other - net                                       4.3        4.2
                                                -------    -------
    Total other costs and expenses                 88.8       73.1
                                                -------    -------

Operating earnings                                 32.1       22.2

Interest
  Income                                             .4         .5
  Expense                                          (7.5)      (6.4)
                                                -------    -------
    Interest - net                                 (7.1)      (5.9)
                                                -------    -------

Earnings before income taxes                       25.0       16.3

Provision for income taxes                          7.4        3.3
                                                -------    -------

Net earnings                                    $  17.6    $  13.0
                                                =======    =======

Earnings per common share
  Basic                                         $   .45    $   .33
                                                =======    =======

  Diluted                                       $   .44    $   .32
                                                =======    =======

Dividends per common share                      $   .12    $   .09

Weighted-average common shares
  outstanding (in thousands)                     39,157     39,723

Weighted average common shares outstanding
  assuming dilution (in thousands)               39,708     39,951



See notes to consolidated condensed financial statements.



          Cincinnati Milacron Inc. and Subsidiaries
            Consolidated Condensed Balance Sheet
                         (Unaudited)

                                                  (In millions)

                                               March 31,   Dec. 27,
                                                 1998        1997
                                               --------    --------
Assets
Current assets
  Cash and cash equivalents                   $   43.0    $   25.7
  Notes and accounts receivable, less
  allowances of $13.3 in 1998 and $13.0
  in 1997                                        253.6       275.0
  Inventories
    Raw materials                                 26.7        26.5
    Work-in-process and finished parts           230.5       217.7
    Finished products                            151.3       146.2
                                              --------    --------
     Total inventories                           408.5       390.4
  Other current assets                            65.4        60.0
                                              --------    --------

    Total current assets                         770.5       751.1
Property, plant and equipment                    660.8       653.3
  Less accumulated depreciation                  319.3       310.2
                                              --------    --------
    Property, plant and equipment - net          341.5       343.1
Goodwill                                         236.2       231.1
Other noncurrent assets                           73.1        67.2
                                              --------    --------
  Total assets                                $1,421.3    $1,392.5
                                              ========    ========
Liabilities and Shareholders' Equity
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt                 $   88.9    $   67.5
  Trade accounts payable                         152.8       153.7
  Advance billings and deposits                   34.1        35.7
  Accrued and other current liabilities          179.0       168.5
                                              --------    --------
    Total current liabilities                    454.8       425.4
Long-term accrued liabilities                    185.2       191.0
Long-term debt                                   303.6       304.2
                                              --------    --------
  Total liabilities                              943.6       920.6
                                              --------    --------

Commitments and contingencies                       -           -

Shareholders' equity
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.5 in
    1998 and 39.6 in 1997)                       412.7       417.4
  Reinvested earnings                             96.3        83.5
  Accumulated other comprehensive
    income (loss)                                (37.3)      (35.0)
                                              --------    --------
     Total shareholders' equity                  477.7       471.9
Total liabilities and shareholders'
  equity                                      $1,421.3    $1,392.5
                                              ========    ========



See notes to consolidated condensed financial statements.



          Cincinnati Milacron Inc. and Subsidiaries
       Consolidated Condensed Statement of Cash Flows
                         (Unaudited)

                                                  (In millions)

                                                  Quarter Ended
                                              --------------------
                                              March 31,   March 22,
                                                1998        1997
                                              --------    --------

Increase in cash and cash equivalents
Operating activities cash flows
  Net earnings                                 $  17.6     $  13.0
  Operating activities providing
    (using) cash
     Depreciation and amortization                14.4        10.8
     Deferred income taxes                        (3.2)       (6.3)
     Working capital changes
       Notes and accounts receivable              21.4        19.9
       Inventories                               (19.1)      (18.0)
       Other current assets                       (4.7)       (5.8)
       Trade accounts payable                      (.7)       (6.8)
       Accrued and other current
        liabilities                               10.8         2.3
     Decrease (increase) in other
       noncurrent assets                          (2.7)        1.5
     Increase (decrease) in long-term
       accrued liabilities                        (5.3)        1.6
     Other - net                                   (.8)       (1.7)
                                               -------     -------

       Net cash provided by
        operating activities                      27.7        10.5
                                               -------     -------

Investing activities cash flows
  Capital expenditures                           (12.0)       (6.6)
  Net disposals of property, plant
    and equipment                                  1.1          .2
  Acquisitions                                   (12.5)         -
                                               -------     -------
    Net cash used by
     investing activities                        (23.4)       (6.4)
                                               -------     -------

Financing activities cash flows
  Dividends paid                                  (4.8)       (3.7)
  Issuance of long-term debt                       1.5          .6
  Repayments of long-term debt                     (.5)       (1.7)
  Increase in amounts payable to banks            21.5         9.5
  Issuance of common shares                        4.2          .2
  Purchase of treasury and other
    common shares                                 (8.9)       (6.8)
                                               -------     -------
    Net cash provided (used) by
     financing activities                         13.0        (1.9)
                                               -------     -------
Increase in cash and cash equivalents             17.3         2.2
Cash and cash equivalents at
  beginning of period                             25.7        27.8
                                               -------     -------
Cash and cash equivalents at
  end of period                                $  43.0     $  30.0
                                               =======     =======



See notes to consolidated condensed financial statements.




          CINCINNATI MILACRON INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


BASIS OF PRESENTATION
---------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the company's financial position, results of operations and cash flows.

The Consolidated Condensed Balance Sheet at December 27,
1997, has been derived from the audited consolidated financial statements at that date.

Except as described in the note captioned "Comprehensive Income," the accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 27, 1997.


CHANGE IN FISCAL YEAR
---------------------

Beginning in the first quarter of 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and will end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, this change causes inconsistency between the 1997 and 1998 quarterly results for two reasons. First, the company's previous calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in 1998 has three months in each quarter. Second, while the company's historical quarter 1 traditionally ended in mid-March, two recent acquisitions, Widia and Ferromatik, continued to maintain their financial records on a monthly basis. As a result, quarter 1 included their results for only January and February, while March was included in the company's second quarter. Beginning in 1998, their March results are included in the company's first quarter which has the effect of increasing sales in 1998 by approximately $35 million. Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations would be impracticable.


ACQUISITIONS
------------

During 1997, the company acquired Minnesota Twist Drill, Inc., a maker of high-speed twist drills and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Each business has annual sales of approximately $10 million.

In February, 1998, the company made two additional acquisitions: Wear Technology, which has annual sales of approximately $10 million and serves the aftermarket for new and rebuilt twin screws for extrusion systems, and Northern Supply, a regional catalog distribution company offering supplies to plastics processors for injection molding, blow molding and extrusion with annual sales of approximately $5 million.

All of these acquisitions were financed by the use of available cash and bank borrowings and are being accounted for under the purchase method. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $14.0 million in 1998 and was $27.4 million in 1997. These acquisitions did not significantly affect the company's financial position or results of operations.


SEVERANCE EXPENSE
-----------------

In the first quarter of 1998, the company recorded severance expense of $2.0 million before tax ($1.4 million after tax) related to a workforce reduction plan involving approximately 60 employees at Widia, the company's European cutting tool company. Additional actions are expected to be taken in the second quarter of 1998 that will result in an additional pretax expense of approximately $3.0 million. As a result of the workforce reduction and other actions at Widia, the company expects to achieve annual pretax cost savings of approximately $5.0 million which are expected to begin phasing in during the fourth quarter of 1998.

In the first quarter of 1997, the company recorded severance expense of approximately $2.0 million ($1.6 million after tax) for workforce reductions involving approximately 60 employees at its German injection molding machine business, Ferromatik. As a result of the workforce reduction and other actions at Ferromatik, the company is achieving annual pretax cost savings of approximately $3.5 million which began to phase in in the second quarter of 1997.


INCOME TAXES
------------

In both 1998 and 1997, the provision for income taxes consists of U.S. federal and state and local income taxes, non-U.S. income taxes in certain jurisdictions, and the effects of the reversal of certain non-U.S. valuation allowances. The 1997 provision also includes the reversal of U.S. valuation allowances.

The company entered 1997 with non-U.S. net operating loss carryforwards totaling $125 million, the deferred tax assets related to which had been partially reserved through valuation allowances at year-end 1996. The company reviews the valuation of all deferred tax assets on an ongoing basis and concluded in 1997 that it is more likely than not that a portion of these assets would be realized in the future. Accordingly, all remaining U.S. and U.K. valuation allowances were reversed, as were valuation allowances in certain other non-U.S. jurisdictions. As a result, the 1997 effective tax rate was less than the U.S. statutory rate.

At December 27, 1997, the company had non-U.S. net operating loss carryforwards totaling $112 million, including $76 million in Germany. Most of these net operating loss carryforwards have no expiration dates. Valuation allowances, principally in Germany, totaled $26 million.
Due to the expectation of further net operating loss carryforward utilization in 1998 and 1999, the effective tax rate provides for the reversal of additional valuation allowances and as a result is once again less than the U.S. statutory rate.


RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. The amount of undivided interests that had been sold remained unchanged at $75 million as of March 31, 1998, December 27, 1997, March 22, 1997 and December 28, 1996 and, as a result, there was no cash flow effect related to a change in the amount sold in the first quarter of 1998 or 1997. Had any increase or decrease in the amount sold occurred, it would have been included in cash flow from operating activities in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.


LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                 (In millions)

                                              Mar. 31,    Dec. 27,
                                                1998        1997
                                              -------     -------
Accrued and other current liabilities
 Accrued salaries, wages and other
    compensation                              $  54.7     $  50.4
 Accrued and deferred income taxes               23.1        15.8
 Other accrued expenses                         101.2       102.3
                                              -------     -------
                                              $ 179.0     $ 168.5
                                              =======     =======
Long-term accrued liabilities
 Accrued pension and other compensation       $  73.4     $  73.2
 Accrued postretirement health care
    benefits                                     46.1        46.4
 Accrued and deferred income taxes               25.7        31.5
 Minority shareholders' interests                16.8        16.7
 Other                                           23.2        23.2
                                              -------     -------
                                              $ 185.2     $ 191.0
                                              =======     =======


LONG-TERM DEBT
--------------

The components of long-term debt are shown in the following table.

                                                  (In millions)

                                               Mar. 31,   Dec. 27,
                                                 1998       1997
                                               -------    -------
Long-term debt
  7-7/8% Notes due 2000                        $ 100.0    $ 100.0
  8-3/8% Notes due 2004                          115.0      115.0
  Revolving credit facility                       78.5       80.3
  Other                                           11.5       10.5
                                               -------    -------
Total long-term debt                             305.0      305.8
Less current maturities                           (1.4)      (1.6)
                                               -------    -------
                                               $ 303.6    $ 304.2
                                               =======    =======


Outstanding borrowings under the company's revolving credit facility of $10.0 million and DM 125 million ($68.5 million at March 31, 1998 and $70.3 million at December 27, 1997) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 4.2% at March 31, 1998 and 4.3% at December 27, 1997, respectively.


LINES OF CREDIT
---------------

At March 31, 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $475 million, including a $250 million committed revolving credit facility. On December 31, 1997, this facility was amended to increase the line of credit available from $200 million to the current $250 million amount. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the amended revolving credit facility, the company's additional borrowing capacity totaled approximately $354 million at March 31, 1998.


SHAREHOLDERS' EQUITY
--------------------

During the first quarter of 1998, the company purchased 339,900 treasury shares on the open market at a cost of $8.2 million to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment plans. A total of 299,600 treasury shares were purchased in the first quarter of 1997 for similar purposes. An additional 23,664 shares were purchased in the first quarter of 1998 with respect to current exercises of stock options in lieu of the issuance of authorized but unissued shares. Reissuances of treasury shares for management incentive programs during the first quarters of 1998 and 1997 totaled 237,591 and 264,444, respectively.


COMPREHENSIVE INCOME
--------------------

Effective at the beginning of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of total comprehensive income and its components in financial statements. The adoption of this statement has no effect on the company's net earnings or total shareholders' equity.

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments that are recorded in shareholders' equity. Total comprehensive income and changes in total shareholders' equity are as follows:


                                                  (In millions)

                                                 Quarter Ended
                                  ------------------------------------------
                                     March 31, 1998        March 22, 1997
                                   -------------------- --------------------
                                   Total      Total       Total       Total
                                 Compre-     Share-     Compre-      Share-
                                 hensive   holders'     hensive    holders'
                                  Income     Equity      Income      Equity
                                  -------   --------      -------   --------

Balance at beginning
  of period                                  $ 471.9                $ 446.2

Net common share transactions                   (4.7)                  (6.6)

Net earnings                      $ 17.6        17.6       $ 13.0      13.0

Foreign currency translation
 adjustments                        (2.3)       (2.3)       (15.5)    (15.5)
                                  ------                   ------

Total comprehensive
  income (loss)                   $ 15.3                   $ (2.5)
                                  ======                   ======

Cash dividends                                  (4.8)                  (3.6)
                                             -------                -------

Balance at end of period                     $ 477.7                $ 433.5
                                             =======                =======


CONTINGENCIES

The company is involved in remedial investigations and actions at various locations, including former plant facilities, and EPA Superfund sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 96-1 when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental costs have not been material in the past.

Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries.

In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.


ORGANIZATION
------------

The company has three business segments: plastics technologies, machine tools, and industrial products.
Financial information for each of these segments for the quarter ended March 31, 1998 and March 22, 1997 is presented below.

                                                  (In millions)

                                                  Quarter Ended
                                              --------------------
                                              Mar. 31,    Mar. 22,
                                                1998        1997
                                              -------     -------
Sales
  Plastics technologies                       $ 180.3     $ 149.2
  Machine tools                                 120.9        89.8
  Industrial products                           176.2       138.5
                                              -------     -------
                                              $ 477.4     $ 377.5
                                              =======     =======

Operating earnings
  Plastics technologies                       $  16.2     $   9.2
  Machine tools                                   4.2         1.8
  Industrial products                            18.6        16.6
  Corporate expenses                             (5.1)       (3.8)
  Other unallocated expenses (a)                 (1.8)       (1.6)
                                              -------     -------
                                              $  32.1     $  22.2
                                              =======     =======

New orders
  Plastics technologies                       $ 180.3     $ 151.1
  Machine tools                                 155.2        97.2
  Industrial products                           182.7       143.7
                                              -------     -------
                                              $ 518.2     $ 392.0
                                              =======     =======

Ending backlog                                $ 403.8     $ 387.7
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

Earnings per common share data are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for financial statements issued after December 15, 1997. Amounts reported prior to the effective date of this standard have been restated to comply with its provisions.




          Cincinnati Milacron Inc. and Subsidiaries
           Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                         (Unaudited)


RESULTS OF OPERATIONS

The company operates in three business segments: plastics technologies, machine tools and industrial products.


COMPARABILITY OF FINANCIAL STATEMENTS

Beginning in the first quarter of 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and will end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, this change causes inconsistency between the 1997 and 1998 quarterly results for two reasons. First, the company's previous calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in 1998 has three months in each quarter. Second, while the company's historical quarter 1 traditionally ended in mid-March, two recent acquisitions; Widia and Ferromatik, continued to maintain their financial records on a monthly basis. As a result, quarter 1 included their results for only January and February, while March was included in the company's second quarter. Beginning in 1998, their March results are included in the company's first quarter which has the effect of increasing sales in 1998 by approximately $35 million. The company has estimated additional effects of the calendar change on new business, sales and earnings, as described elsewhere in this section. Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations are impracticable.

In February, 1998, the company acquired Wear Technology and Northern Supply. Wear Technology is a McPherson, Kansas company with annual sales of approximately $10 million which primarily serves the aftermarket for new and rebuilt twin screws for extrusion systems used by the construction industry. Northern Supply, with annual sales of approximately $5 million, offers supplies to plastics processors for injection molding, blow molding and extrusion through distribution centers in Minneapolis, Minnesota and Charlotte, North Carolina. Both acquisitions were financed by the use of available cash and bank borrowings and have been accounted for under the purchase method of accounting. These acquisitions are included as components of the company's plastics technologies segment. As a result of these acquisitions, as well as the two acquisitions that were made in the third quarter of 1997, first quarter 1998 new orders and sales increased by $7 million.

In recent years, the company's growth outside the U.S. has allowed the company to become more globally balanced. For the first quarter of 1998, markets outside the U.S. represented the following percentages of consolidated sales:
Europe - 27%; Asia - 6%; Canada and Mexico - 7%; and the rest of the world - 2%. As a result of the company's geographic mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. In 1997 and early 1998, the British pound was somewhat stabile while the German mark continued to weaken against the U.S. dollar. As a result, in the first quarter of 1998, the company experienced negative currency translation effects on new orders and sales of $16 million, while the effect on net earnings was less than $.5 million. In the first quarter of 1998, there was also a $2 million decrease in shareholders' equity due to foreign currency translation adjustments.

If the mark remains at current levels or weakens further in 1998, the company will continue to experience a negative effect on translating its European new orders, sales and, possibly, net earnings in 1998 when compared with 1997 results.


NEW ORDERS AND BACKLOG

New orders in the first quarter of 1998 were $518 million, which represented a $126 million, or 32%, increase from the $392 million in the first quarter of 1997. About half of the increase resulted from the change in the calendar described above. Orders for plastics technologies products increased by $29 million, or 19%, due primarily to the calendar change; excluding the calendar effect, acquisitions and negative currency translation adjustments, orders increased by 8%. Machine tool orders increased by $58 million, or 60%, primarily due to increased orders for aerospace systems, including a single $17 million order. Orders for industrial products increased by $39 million, or 27%; excluding the calendar change, foreign currency translation effects and the effect of 1997 acquisitions, new orders increased by over 6%.

U.S. export orders increased to $67 million in the first quarter of 1998, representing over a 60% increase from the first quarter of 1997, in some part due to the calendar change.

The company's backlog of unfilled orders totaled $404 million at March 31, 1998. This compares to $365 million at December 27, 1997 and $388 million at March 22, 1997.
Recent record levels are being maintained in large part by increased orders for U.S.-built machine tools, including orders for aerospace products.


SALES

Sales in the first quarter of 1998 were $477 million, which represented a $100 million, or 27%, increase from $377 million in the first quarter of 1997. About two-thirds of the increase resulted from the calendar change. Sales of plastics technologies products increased by $31 million, or 21%, due primarily to the calendar change; excluding the calendar effect, acquisitions and currency translation adjustments, sales increased by 9%. Machine tool sales increased by $31 million, or 35%; excluding the calendar effect, sales increased by approximately 20% due to increased U.S. sales, mostly sales of aerospace systems.
Sales of industrial products increased by $38 million, or 27%; excluding the calendar change, foreign currency translation effects and the effect of 1997 acquisitions, sales increased by 8%.

Export sales increased to $64 million in the first quarter of 1998, representing over a 50% increase from the first quarter of 1997, in some part due to the calendar change.


MARGINS, COSTS AND EXPENSES

The manufacturing margin percent of 25.3% in the first quarter of 1998 increased from 25.2% in the first quarter of 1997. Margins for plastics technologies and machine tools continued to improve, while margins for some industrial products businesses declined modestly.

Total selling and administrative expense increased in amount, as expected, due to increases in certain selling costs that vary with sales levels. Administrative expenses increased due to the calendar effect and a one-time cost associated with a reduction in future benefits under an amendment to the non-employee directors' retirement plan.
As a percent to sales, together these expenses decreased due to increased sales volume.

Other expense-net, including amortization of goodwill, increased to $4.3 million in the first quarter of 1998 from $4.2 million in the first quarter of 1997. The 1998 expense includes severance expenses of approximately $2.0 million relating to approximately 60 employees at Widia, the company's European cutting tool company. Additional actions are expected to be taken in the second quarter of 1998 that will result in an additional expense of approximately $3.0 million. As a result of these and other actions at Widia, the company expects to achieve annualized pretax savings of approximately $5.0 million, which are expected to begin during the fourth quarter of 1998. The 1997 expense included severance expenses of approximately $2.0 million relating to Ferromatik, the company's German injection molding machine subsidiary. Annual cost savings from this and other cost reduction measures at Ferromatik are approximately $3.5 million.

Interest expense-net increased in 1998 due primarily to the calendar effect.


EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $25.0 million in the first quarter of 1998 exceeded the $16.3 million in the first quarter of 1997 by $8.7 million, or 53%, about a quarter of which resulted from the calendar change discussed above.


INCOME TAXES

The provision for income taxes in 1998 and 1997 includes
U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S.

The company entered both years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated annually and reversed when it is determined to be more likely than not that the related deferred tax assets will be realized. The reversal of these valuation allowances, as described more fully in the notes to consolidated financial statements, serves to reduce the effective tax rate. Valuation allowances, subject to future reversal were $26 million at year-end 1997. The company anticipates that these valuation allowances will approximate $10 million at year-end 1998.

The effective tax rate for 1999 is expected to increase to a range of approximately 34-36%. However, the tax rate will ultimately be contingent on the mix of earnings between tax jurisdictions and other factors that cannot be predicted with certainty at this time.


NET EARNINGS

Net earnings were $17.6 million, or $.44 per share
(diluted), in the first quarter of 1998 compared with $13.0 million, or $.32 per share (diluted), in the first quarter of 1997, representing a 35% increase in net earnings, and a 38% increase on a per share basis. About one-third of the increases were caused by the calendar change.


YEAR 2000
---------

The company is implementing plans to address potential exposures to various systems caused by the approach of the Year 2000. Many of the company's systems are already Year 2000 compliant, while other systems are being reprogrammed, and, in some cases, the company is using this opportunity to implement more modern systems, which are already Year 2000 compliant. The financial impact of these changes is not expected to have a material effect on the company's consolidated financial position, results of operations or cash flows.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At March 31, 1998, the company had cash and cash equivalents of $43 million, representing an increase of $17 million during the first quarter of 1998.

Operating activities provided $28 million of cash in the first quarter of 1998, compared with $11 million provided in the first quarter of 1997. The increase was primarily related to improved earnings and reduced working capital requirements.

Investing activities in the first quarter of 1998 resulted in a $23 million use of cash, primarily due to capital expenditures of $12 million and the cost of the two acquisitions of $13 million. In the first quarter of 1997, the company used $6 million, largely due to capital expenditures.

Financing activities provided $13 million of cash in the first quarter of 1998 due primarily to increases in debt, in part to finance the two acquisitions. The company used $9 million to repurchase approximately 360,000 shares on the open market to meet the needs of management incentive, employee benefit and dividend reinvestment plans. Also in 1998, the company received proceeds of $4 million for the issuance of common shares. In the first quarter of 1997, financing activities used $2 million of cash, including $7 million to repurchase approximately 300,000 common shares on the open market for benefit and dividend reinvestment plans. Quarterly dividends were paid at the rate of $.12 per common share in 1998 and $.09 per common share for the first quarter of 1997.

As of March 31, 1998, the company's current ratio was 1.7, a decrease from 1.8 at December 27, 1997 and March 22, 1997.

At March 31, 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $475 million, including a $250 million committed revolving credit facility. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $354 million at March 31, 1998.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $37 million at March 31, 1998, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies.

The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At March 31, 1998, approximately $249 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $393 million at March 31, 1998, an increase of $21 million from December 27, 1997. Total shareholders' equity was $478 million at March 31, 1998, an increase of $6 million from December 27, 1997. Total shareholders' equity was adversely affected by $2 million in the first quarter of 1998 due to the effect of the stronger U.S. dollar on the cumulative foreign currency translation adjustment. The ratio of total debt to total capital (debt plus equity) was 45% at March 31, 1998, compared with 44% at December 27, 1997.

Capital expenditures in 1998 are expected to approximate
$100 million and the company expects to expend about $5 million for Widia severance payments. The company believes that its cash flow from operations and available credit lines will be sufficient to meet these and other cash requirements.

OUTLOOK
-------

The company's North American market remains strong, although some economists are expecting a slower second half. In particular, the company is concerned about automaker inventory levels, which could affect auto production and the company's industrial products segment. Strong demand from the aerospace industry is continuing to help the company's machine tool business, and many of plastics technologies' markets remain strong. The company's European businesses are experiencing improved results in their local currencies, although their results in dollar terms are being held back by the weak German mark. While Asian markets are weak, the company's exposure to those markets is modest.

Assuming that current economic conditions hold up, the company is well positioned to meet its targets of 7% to 8% sales growth and 15% earnings improvements in 1998.

The above forward-looking statements involve risks and uncertainties that could significantly impact expected results, as described more fully in the Cautionary Statement below.


CAUTIONARY STATEMENT

The company wishes to caution readers about all its forward-looking statements in the "Outlook" section above and elsewhere. These include all statements which speak about the future or are based on the company's interpretation of factors that might affect its businesses. The company believes the following important factors, among others, could affect its actual results for 1998 and beyond and cause them to differ materially from those expressed in any forward-looking statements:

   * global and regional economic conditions, consumer spending and industrial production particularly in segments related to the level of automotive production and spending in the aerospace and construction industries;

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

   * changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where the company does business; and

   * unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues.



                 PART II.  OTHER INFORMATION
          CINCINNATI MILACRON INC. AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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
                              filed as part of Part I

       (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 1998.




          CINCINNATI MILACRON INC. AND SUBSIDIARIES

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:   May 12, 1998            By:/s/Jerome L. Fedders
       -----------------           --------------------
                                   Jerome L. Fedders
                                   Controller



Date:   May 12, 1998            By:/s/Ronald D. Brown
       -----------------           --------------------
                                   Ronald D. Brown
                                   Senior Vice President -
                                   Finance and
                                   Administration and Chief
                                   Financial Officer



          CINCINNATI MILACRON INC. AND SUBSIDIARIES
                      INDEX TO EXHIBITS

Exhibit No.                                                       Page No.
-----------                                                       --------

   2       Plan of Acquisition,
             Reorganization, Arrangement,
             Liquidation or Succession - Not Applicable.

   3       Articles of Incorporation and
             By-laws

      3.1  - Incorporated herein by
             reference to the company's annual
             report on Form 10-K for the
             fiscal year ended December 27, 1997.

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

   10      Material Contracts

      10.1 - Incorporated herein by
             reference to the company's annual
             report on Form 10-K for the
             fiscal year ended December 27,
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