Form 10-Q/A
period 1998-03-31
CINCINNATI MILACRON INC /DE/
filed 1998-06-16
CIK 716823

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                ___________


                                FORM 10-Q/A
                              AMENDMENT No. 1




[x] Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                            Yes [x]     No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as
of May 8, 1998:   39,523,690
===========================================================================

                 Cincinnati Milacron Inc. and Subsidiaries
                                   Index



                                                              Page No.

                                 PART IV.


Item 6.   (a)  Exhibits

              Exhibit 27 - Revised Financial Data
                            Schedules                     Filed Herewith




The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 1998 to restate Exhibit (27) Financial Data Schedule to apply Statement of Financial Accounting Standards No. 128,
"Earnings Per Share," to prior periods (1995 full year, 1996 and 1997 cumulative quarters).



                 Cincinnati Milacron Inc. and Subsidiaries

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:   June 15, 1998           By:/s/Jerome L. Fedders
        -------------              ------------------------------------
                                   Jerome L. Fedders
                                   Controller



Date:   June 15, 1998           By:/s/Ronald D. Brown
        -------------              ------------------------------------
                                   Ronald D. Brown
                                   Senior Vice President - Finance and
                                   Administration and Chief Financial
                                   Officer