Form 10-Q
period 1998-06-30
CINCINNATI MILACRON INC /DE/
filed 1998-08-12
CIK 716823

============================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         -----------


                          FORM 10-Q


[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.


     For the quarter ended June 30, 1998


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


                     Yes [x]     No [ ]


Number of shares of Common Stock, $1.00 par value,
outstanding as of August 10, 1998:   39,225,453
============================================================


          CINCINNATI MILACRON INC. AND SUBSIDIARIES
                            INDEX



                                                     Page No.

               PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


           Consolidated Condensed Statement
             of Earnings                                  3


           Consolidated Condensed Balance Sheet           4


           Consolidated Condensed Statement of
             Cash Flows                                   5


           Notes to Consolidated Condensed Financial
             Statements                                   6


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                                 14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                              21

Item 4.   Submission of Matters to a Vote of
           Security Holders                              21

Item 6.   (a) Exhibits                                   22


          (b) Reports on Form 8-K                        22


          Signatures                                     23


          Index to Exhibits                              24


               PART I.  FINANCIAL INFORMATION
          CINCINNATI MILACRON INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                         (UNAUDITED)

                                          (In millions, except share
                                             and per-share amounts)

                                         QUARTER           YEAR TO DATE
                                   -----------------    ----------------
                                   JUNE 30,  JUNE 14,   JUNE 30, JUNE 14,
                                     1998      1997       1998     1997
                                   -------   -------    -------  -------

Sales                               $490.6    $452.1    $968.0    $829.6
Cost of products sold                363.6     341.8     720.1     624.0
                                    ------    ------    ------    ------
 Manufacturing margins               127.0     110.3     247.9     205.6
                                    ------    ------    ------    ------

Other costs and expenses
 Selling and administrative         $ 83.9      78.6     168.2     147.5
 Minority shareholders'
  interests                             .9        .4       1.1        .4
 Other - net                           5.4       2.2       9.7       6.4
                                    ------    ------    ------    ------

   Total other costs and
     expenses                         90.2      81.2     179.0     154.3
                                    ------    ------    ------    ------

Operating earnings                    36.8      29.1      68.9      51.3

Interest
 Income                                 .5        .4        .9        .9
 Expense                              (7.7)     (6.7)    (15.2)    (13.1)
                                    ------    ------    ------    ------

   Interest - net                     (7.2)     (6.3)    (14.3)    (12.2)
                                    ------    ------    ------    ------

Earnings before income taxes          29.6      22.8      54.6      39.1

Provision for income taxes             8.7       4.6      16.1       7.9
                                    ------    ------    ------    ------

Net earnings                        $ 20.9    $ 18.2    $ 38.5    $ 31.2
                                    ======    ======    ======    ======

Earnings per common share
 Basic                              $  .53    $  .46    $  .98    $  .79
                                    ======    ======    ======    ======
 Diluted                            $  .52    $  .46    $  .96    $  .78
                                    ======    ======    ======    ======


Dividends per common share          $  .12    $  .09    $  .24    $  .18

Weighted-average common shares
 outstanding (in thousands)         39,199    39,551    39,178    39,637

Weighted-average common shares
 outstanding assuming dilution
 (in thousands)                     39,739    39,778    39,723    39,865

See notes to consolidated condensed financial statements.


                    CINCINNATI MILACRON INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                  (In millions)

                                               JUNE 30,    DEC. 27,
                                                 1998       1997
                                              --------    --------
ASSETS
Current assets
  Cash and cash equivalents                   $   30.3    $   25.7
  Notes and accounts receivable,
    less allowances of $14.6 in 1998
    and $13.0 in 1997                            268.1       275.0
  Inventories
    Raw materials                                 28.0        26.5
    Work-in-process and finished parts           237.6       217.7
    Finished products                            168.8       146.2
                                              --------    --------
     Total inventories                           434.4       390.4
  Other current assets                            62.6        60.0
                                              --------    --------
    Total current assets                         795.4       751.1
Property, plant and equipment                    683.4       653.3
  Less accumulated depreciation                  334.2       310.2
                                              --------    --------
    Property, plant and equipment - net          349.2       343.1
Goodwill                                         242.8       231.1
Other noncurrent assets                           77.2        67.2
                                              --------    --------
  TOTAL ASSETS                                $1,464.6    $1,392.5
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt                 $   98.1    $   67.5
  Trade accounts payable                         148.6       153.7
  Advance billings and deposits                   38.3        35.7
  Accrued and other current liabilities          190.2       168.5
                                              --------    --------
    Total current liabilities                    475.2       425.4
Long-term accrued liabilities                    192.0       191.0
Long-term debt                                   310.2       304.2
                                              --------    --------
  TOTAL LIABILITIES                              977.4       920.6
                                              --------    --------

Commitments and contingencies                       -           -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.4 in
    1998 and 39.6 in 1997)                       409.9       417.4
  Reinvested earnings                            112.4        83.5
  Accumulated other comprehensive
    income (loss)                                (41.1)      (35.0)
                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                  487.2       471.9
                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,464.6    $1,392.5
                                              ========    ========


See notes to consolidated condensed financial statements.

                    CINCINNATI MILACRON INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                (In millions)

                                         QUARTER           YEAR TO DATE
                                   ------------------- -----------------
                                   JUNE 30,  JUNE 14,  JUNE 30,  JUNE 14,
                                     1998      1997      1998      1997
                                   -------   -------   -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES CASH FLOWS
 Net earnings                      $  20.9   $  18.2   $  38.5   $  31.2
 Operating activities providing
   (using) cash:
     Depreciation and
      amortization                    14.8      13.0      29.2      23.9
     Deferred income taxes             (.4)     (7.2)     (3.6)    (13.5)
     Working capital changes
      Notes and accounts
        receivable                   (12.8)    (12.3)      8.6       7.6
      Inventories                    (21.7)     (7.7)    (40.8)    (25.7)
      Other current assets             2.5      (1.5)     (2.2)     (7.3)
      Trade accounts payable          (5.3)     12.1      (6.0)      5.3
      Accrued and other current
        liabilities                   10.3      18.6      21.1      20.9
     Decrease (increase) in other
      noncurrent assets               (5.9)      (.6)     (8.6)       .8
     Increase in long-term
      accrued liabilities              6.6       1.8       1.3       3.4
     Other - net                       (.5)      (.9)     (1.3)     (2.6)
                                   -------   -------   -------   -------

      Net cash provided by
        operating activities           8.5      33.5      36.2      44.0
                                   -------   -------   -------   -------

INVESTING ACTIVITIES CASH FLOWS
 Capital expenditures                (17.4)    (12.8)    (29.4)    (19.4)
 Net disposals of property, plant
   and equipment                        .4       3.5       1.5       3.7
 Acquisitions                         (8.0)       -      (20.5)       -
                                   -------   -------   -------   -------
   Net cash used by
     investing activities            (25.0)     (9.3)    (48.4)    (15.7)
                                   -------   -------   -------   -------

FINANCING ACTIVITIES CASH FLOWS
 Dividends paid                       (4.8)     (3.6)     (9.6)     (7.3)
 Issuance of long-term debt            3.0        .8       4.5       1.4
 Repayments of long-term debt           -        (.6)      (.5)     (2.3)
 Increase (decrease) in amounts
   payable to banks                    8.4     (17.5)     29.9      (8.0)
 Issuance of common shares             1.4        .3       5.6        .5
 Purchase of treasury and other
   common shares                      (4.2)       -      (13.1)     (6.8)
                                   -------   -------   -------   -------
   Net cash provided (used) by
     financing activities              3.8     (20.6)     16.8     (22.5)
                                   -------   -------   -------   -------

INCREASE IN CASH AND
  CASH EQUIVALENTS                   (12.7)      3.6       4.6      5.8
Cash and cash equivalents at
 beginning of period                  43.0      30.0      25.7      27.8
                                   -------   -------   -------   -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $  30.3   $  33.6   $  30.3   $  33.6
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


CHANGE IN FISCAL YEAR
---------------------

Beginning in the first quarter of 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and will end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, this change causes inconsistency between the 1997 and 1998 quarterly results for two reasons. First, the company's previous calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in 1998 has three months in each quarter. Second, while the company's historical quarter 1 traditionally ended in mid-March, two recent acquisitions, Widia and Ferromatik, continued to maintain their financial records on a monthly basis. As a result, quarter 1 included their results for only January and February, while March, April and May were included in the company's second quarter. In quarter 3, Widia and Ferromatik historically reported four complete months, and in quarter 4, the final three complete months were reported. The inclusion of one additional month of Widia and Ferromatik's results has the effect of increasing year-to-date 1998 sales by approximately $30 million. Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations would be impracticable.

ACQUISITIONS

In the third quarter of 1997, the company acquired Minnesota Twist Drill, Inc., a maker of high-speed twist drills and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Each business has annual sales of approximately $10 million.

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

In May, 1998, the company acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. Autojectors has annual sales of approximately $20 million.

All of these acquisitions were financed by the use of available cash and bank borrowings and are being accounted for under the purchase method. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $22.3 million in 1998 and was $27.4 million in 1997. These acquisitions did not significantly affect the company's financial position or results of operations.

SEVERANCE EXPENSE
-----------------

In the first half of 1998, the company recorded severance expense of $5.3 million before tax ($3.7 million after tax) related to a workforce reduction plan involving approximately 125 employees at Widia, the company's European cutting tool company. Of the total $5.3 million expense, $3.3 million ($2.3 million after tax) was recorded in the second quarter of 1998. As a result of the workforce reduction and other actions at Widia, the company expects to achieve annual pretax cost savings of approximately $5.0 million, which are expected to begin phasing in during the fourth quarter of 1998.

In the first quarter of 1997, the company recorded severance expense of approximately $2.0 million ($1.6 million after tax) for workforce reductions involving approximately 60 employees at its German injection molding machine business, Ferromatik. As a result of the workforce reduction and other actions at Ferromatik, the company is achieving annual pretax cost savings of approximately $3.5 million, which began to phase in during the second quarter of 1997.

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

RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. The amount of undivided interests that had been sold has remained unchanged at $75 million since December, 1996 and, as a result, there has been no cash flow effect related to a change in the amount sold in 1998 or 1997. Had any increase or decrease in the amount sold occurred, it would have been included in cash flow from operating activities in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses - net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                   (In millions)

                                              JUNE 30,    DEC. 27,
                                                1998        1997
                                              -------     -------
ACCRUED AND OTHER CURRENT LIABILITIES
 Accrued salaries, wages and
  other compensation                          $  56.6     $  50.4
 Accrued and deferred income taxes               18.8        15.8
 Other accrued expenses                         114.8       102.3
                                              -------     -------
                                              $ 190.2     $ 168.5
                                              =======     =======
LONG-TERM ACCRUED LIABILITIES
 Accrued pension and other compensation       $  74.9     $  73.2
 Accrued postretirement health
  care benefits                                  45.9        46.4
 Accrued and deferred income taxes               25.5        31.5
 Minority shareholders' interests                17.8        16.7
 Other                                           27.9        23.2
                                              -------     -------
                                              $ 192.0     $ 191.0
                                              =======     =======


LONG-TERM DEBT
--------------

The components of long-term debt are shown in the following table.


                                     (In millions)

                                 JUNE 30,    DEC. 27,
                                   1998        1997
                                 -------     -------
Long-term debt
  7-7/8% Notes due 2000          $ 100.0     $ 100.0
  8-3/8% Notes due 2004            115.0       115.0
  Revolving credit facility         79.4        80.3
  Other                             17.0        10.5
                                 -------     -------
Total long-term debt               311.4       305.8
Less current maturities             (1.2)       (1.6)
                                 -------     -------
                                 $ 310.2     $ 304.2
                                 =======     =======


Outstanding borrowings under the company's revolving credit facility of $10.0 million and DM 125 million ($69.4 million at June 30, 1998 and $70.3 million at December 27, 1997) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted-average of 4.1% at June 30, 1998 and 4.3% at December 27, 1997, respectively.

LINES OF CREDIT
---------------

At June 30, 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $472 million, including a $250 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $361 million at June 30, 1998 (see also "Subsequent Event" footnote).

SHAREHOLDERS' EQUITY
--------------------

During the first two quarters of 1998, the company purchased a total of 492,900 treasury shares on the open market at a cost of $12.0 million to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment plans. An additional 38,303 shares were purchased in the first two quarters of 1998 with respect to current exercises of stock options in lieu of the issuance of authorized but unissued shares or treasury shares. A total of 299,600 treasury shares were purchased in the first quarter of 1997 at a cost of $6.8 million. Reissuances of treasury shares totaled 291,186 in the first half of 1998 and 285,190 in the first half of 1997.

Subsequent to June 30, 1998, 247,000 additional treasury shares were purchased at a cost of $5.7 million.

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

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity. Total comprehensive income and changes in total shareholders' equity are as follows:



                                                 (In millions)

                                                 QUARTER ENDED
                                  -----------------------------------------
                                     JUNE 30, 1998        JUNE 14, 1997
                                  -----------------      ------------------
                                   TOTAL      TOTAL       TOTAL       TOTAL
                                 COMPRE-     SHARE-     COMPRE-      SHARE-
                                 HENSIVE   HOLDERS'     HENSIVE    HOLDERS'
                                  INCOME     EQUITY      INCOME      EQUITY
                                 -------   --------     -------    --------

Balance at beginning of period              $ 477.7                 $ 433.5

Net common share transactions                  (2.8)                     .2

Net earnings                      $  20.9      20.9      $ 18.2        18.2

Foreign currency translation
 adjustments                         (3.8)     (3.8)       (1.2)       (1.2)
                                  -------                ------
Total comprehensive income        $  17.1                $ 17.0
                                  =======                ======
Cash dividends                                  (4.8)                  (3.6)
                                             -------                -------
Balance at end of period                     $ 487.2                $ 447.1
                                             =======                =======



                                                 (In millions)

                                                 YEAR TO DATE
                                  -----------------------------------------
                                     JUNE 30, 1998         JUNE 14, 1997
                                  -----------------      ------------------

                                   TOTAL      TOTAL       TOTAL       TOTAL
                                 COMPRE-     SHARE-     COMPRE-      SHARE-
                                 HENSIVE   HOLDERS'     HENSIVE    HOLDERS'
                                  INCOME     EQUITY      INCOME      EQUITY
                                 -------   --------     -------    --------
Balance at beginning of period              $ 471.9                 $ 446.2

Net common share transactions                  (7.5)                   (6.3)

Net earnings                      $ 38.5       38.5      $ 31.2        31.2

Foreign currency translation
 adjustments                        (6.1)      (6.1)      (16.7)      (16.7)
                                  ------                 ------
Total comprehensive income        $ 32.4                 $ 14.5
                                  ======                 ======

Cash dividends                                 (9.6)                   (7.3)
                                            -------                 -------
Balance at end of period                    $ 487.2                 $ 447.1
                                            =======                 =======

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


ORGANIZATION
------------

The company has three business segments: plastics technologies, machine tools, and industrial products.
Financial information for each of these segments for the second quarter and year to date as of June 30, 1998 and June
14, 1997 is presented below.

                                                 (In millions)
                                        QUARTER          YEAR TO DATE
                                   -----------------  -----------------
                                   JUNE 30, JUNE 14,  JUNE 30, JUNE 14,
                                     1998     1997      1998     1997
                                   -------  -------   -------  -------
Sales
  Plastics technologies            $ 189.2  $ 179.0   $ 369.5 $ 328.2
  Machine tools                      120.1    105.2     241.0   195.0
  Industrial products                181.3    167.9     357.5   306.4
                                   -------  -------   ------- -------
                                   $ 490.6  $ 452.1   $ 968.0 $ 829.6
                                   =======  =======   ======= =======

Operating earnings
  Plastics technologies            $  19.7  $  13.8   $  35.9 $  23.0
  Machine tools                        4.1      1.7       8.3     3.5
  Industrial products                 19.6     19.4      38.2    36.0
  Corporate expenses                  (4.0)    (3.9)     (9.1)   (7.7)
  Other unallocated expenses (a)      (2.6)    (1.9)     (4.4)   (3.5)
                                   -------  -------   ------- -------
                                   $  36.8  $  29.1   $  68.9 $  51.3
                                   =======  =======   ======= =======

New orders
  Plastics technologies            $ 186.2  $ 174.9   $ 366.5 $ 326.0
  Machine tools                      106.9    109.8     262.1   207.0
  Industrial products                183.9    171.6     366.6   315.3
                                   -------  -------   ------- -------
                                   $ 477.0  $ 456.3   $ 995.2 $ 848.3
                                   =======  =======   ======= =======

Ending backlog                     $ 386.5  $ 391.9   $ 386.5 $ 391.9
                                   =======  =======   ======= =======

(a)Includes  financing costs related to the sale of accounts
   receivable   and  minority  shareholders'  interests   in
   earnings of subsidiaries.


EARNINGS PER COMMON SHARE
-------------------------
Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.

Earnings per common share data are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for financial statements issued after December 15, 1997. Amounts reported prior to the effective date of this standard have been restated to comply with its provisions.

RECENTLY ISSUED PRONOUNCEMENTS
------------------------------
During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for the company beginning in 2000 (although earlier application is permitted). It establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities including a requirement that derivatives be measured at fair value and recognized in the balance sheet. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effect of foreign currency exchange rate fluctuations. The company is evaluating the effect of this statement on the financial position and results of operations. However, management currently believes that the effect will not be material.


SUBSEQUENT EVENT
----------------
On August 3, 1998, the company signed a definitive agreement to acquire the assets of the plastics machinery division
(PMD) of Johnson Controls, Inc. for approximately $210 million. PMD, known for its Uniloy brand, has annual sales of approximately $190 million and is one of the world's leading providers of blowmolding machines, as well as structural foam systems, aftermarket parts, services and molds for blowmolding. PMD employs approximately 800 people world-wide and has major manufacturing facilities in Manchester, Michigan; Milan and Florence, Italy; and Berlin, Germany. The transaction is subject to customary closing conditions and government regulatory approvals and is expected to close near the end of the third quarter. The acquisition will be accounted for under the purchase method of accounting. The transaction will be financed through the use of available cash and bank borrowings, including a new $135 million senior term bank loan.



          CINCINNATI MILACRON INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (UNAUDITED)

RESULTS OF OPERATIONS

The company operates in three business segments: plastics technologies, machine tools and industrial products.

COMPARABILITY OF FINANCIAL STATEMENTS

Beginning in the first quarter of 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and will end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, this change causes inconsistency between the 1997 and 1998 quarterly results for two reasons. First, the company's previous calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in 1998 has three months in each quarter. Second, while the company's historical quarter 1 traditionally ended in mid-March, two recent acquisitions: Widia and Ferromatik, continued to maintain their financial records on a monthly basis. As a result, quarter 1 included their results for only January and February, while March, April and May were included in the company's second quarter. In quarter 3, Widia and Ferromatik historically reported four complete months, and in quarter 4, the final three complete months were reported. The inclusion of one additional month of Widia and Ferromatik's results has the effect of increasing year-to-date 1998 sales by approximately $30 million. The company has estimated additional effects of the calendar change on new business, sales and earnings, as described elsewhere in this section. Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations are impracticable.

In February, 1998, the company acquired Wear Technology and Northern Supply. Wear Technology is a McPherson, Kansas company with annual sales of approximately $10 million which primarily serves the aftermarket for new and rebuilt twin screws for extrusion systems used by the construction industry. Northern Supply, with annual sales of approximately $5 million, offers supplies to plastics processors for injection molding, blow molding and extrusion through distribution centers in Minneapolis, Minnesota and Charlotte, North Carolina. In May, 1998, the company acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately $20 million, Autojectors operates through two manufacturing facilities near Fort Wayne, Indiana. All acquisitions were financed by the use of available cash and bank borrowings, have been accounted for under the purchase method of accounting, and are included as components of the company's plastics technologies segment. As a result of these acquisitions, as well as the two acquisitions in the industrial products segment that were made in the third quarter of 1997, second quarter 1998 consolidated new orders and sales increased by $11 million, and year-to-date new orders and sales increased by $18 million.

In recent years, the company's growth outside the U.S. has allowed the company to become more globally balanced. For the first half of 1998, markets outside the U.S. represented the following percentages of consolidated sales: Europe - 27%; Asia - 7%; Canada and Mexico - 6%; and the rest of the world - 2%. As a result of the company's geographic mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. In 1997 and early 1998, the British pound was somewhat stabile while the German mark continued to weaken against the U.S. dollar. However, during the second quarter of 1998, the German mark also began to stabilize. As a result, in the second quarter of 1998, the company experienced negative currency translation effects on new orders and sales of $12 million, (while the effect on net earnings was not material). In the first half of 1998, the company experienced negative currency translation effects on new orders and sales of $28 million (with the effect on net earnings at $.6 million). In 1998, there was also a $6 million decrease in shareholders' equity due to foreign currency translation adjustments.

If the mark remains at current levels or weakens further in 1998, the company will continue to experience a negative effect on translating its European new orders, sales and, possibly, net earnings in 1998 when compared with 1997 results.

NEW ORDERS AND BACKLOG

New orders in the second quarter of 1998 were $477 million, which represented a $21 million, or 5%, increase from the $456 million in the second quarter of 1997. However, taking into account the effects of the change in calendar, negative currency translation adjustments and acquisitions, new orders were at comparable levels between periods. Orders for plastics technologies products increased by $11 million, or 6%; excluding the calendar effect, acquisitions and negative currency translation adjustments, orders increased by approximately 3%. Machine tool orders decreased by $3 million, or 3%, due primarily to reduced demand for the company's horizontal machining centers in the U.S. which had weakened in April and May, but picked up in June. Also, the prior year's new orders included a single $13 million order for the company's horizontal machining business. (Although order rates were low in July, 1998, the biannual machine tool show in September typically results in low order levels in the months preceding the show.) Orders for industrial products increased by $12 million, or 7%; excluding the calendar change, foreign currency translation effects and the effect of 1997 acquisitions, new orders increased by approximately 3%.

For the first half of 1998, new orders totaled $995 million, up $147 million, or 17%, from $848 million in the first half of 1997. Excluding the effects of the calendar change, acquisitions and negative currency translation adjustments, new orders increased by approximately 8%. This increase is the result of overall stronger orders as all operating segments showed improvements during 1998. Also, the machine tool segment experienced increased orders for aerospace systems primarily in the first quarter of 1998, including a single $17 million order which occurred in the first quarter of 1998.

U.S. export orders increased to $58 million and $125 million in the second quarter and first half of 1998, representing 25% and 45% increases, respectively, from the second quarter and first half of 1997, in some part due to the calendar change.

The company's backlog of unfilled orders totaled $387 million at June 30, 1998. This compares to $404 million at March 31, 1998, $365 million at December 27, 1997 and $392 million at June 14, 1997. Recent high levels are being maintained in large part by high order levels for aerospace products in the first quarter of 1998.

SALES

Sales in the second quarter of 1998 were $491 million, which represented a $39 million, or 9%, increase from $452 million in the second quarter of 1997. About half of the increase resulted from the calendar change. Sales of plastics technologies products increased by $10 million, or 6%; excluding the calendar effect, acquisitions and currency translation adjustments, sales increased by approximately 3%. Machine tool sales increased by $15 million, or 14%; due in part to the calendar effect and increased U.S. sales, mostly sales of aerospace systems. Sales of industrial products increased by $13 million, or 8%; excluding the calendar change, foreign currency translation effects and the effect of 1997 acquisitions, sales increased by approximately 3%.

For the first half of 1998, sales totaled $968 million, up $138 million, or 17%, from $830 million in the first half of 1997. Excluding the calendar effect, acquisitions and currency translation adjustments, sales increased by approximately 8% as all operating segments showed growth.

Export sales were $53 million and $118 million in the second quarter and first half of 1998 which is comparable to $55 million and $97 million in the second quarter and first half of 1997. The increase in the first half is due in part to the calendar change as well as higher overall sales levels.

MARGINS, COSTS AND EXPENSES

The manufacturing margin percent of 25.9% in the second quarter of 1998 increased from 24.4% in the second quarter of 1997. Margins for all three segments showed improvement in both the U.S. and in Europe. Also, 1997 margins had been held back in the plastics technologies segment due to pricing pressure on U.S.-built injection molding machines, which began to ease in the third quarter of 1997. For the same reasons, the manufacturing margin of 25.6% in the first half of 1998 increased from 24.8% in the first half of 1997.

For the quarter and year to date, total selling and administrative expense increased in amount, as expected, due to increases in certain selling costs that vary with sales levels. Administrative expenses increased largely due to the calendar effect. As a percentage of sales, together these expenses decreased due to increased sales volume.

Other expense-net, including amortization of goodwill, increased to $5.4 million in the second quarter of 1998 from $2.2 million in the second quarter of 1997. For the first half of 1998, other expense-net increased to $9.7 million from $6.4 million in the first half of 1997. The 1998 year-to-date expense includes severance expenses of approximately $5.3 million, including $3.3 million charged in the second quarter, relating to approximately 125 employees at Widia, the company's European cutting tool company. As a result of these and other actions at Widia, the company expects to achieve annualized pretax savings of approximately $5.0 million, which are expected to begin during the fourth quarter of 1998. The 1997 year-to-date expense included severance expenses of approximately $2.0 million relating to Ferromatik, the company's German injection molding machine subsidiary. Annual cost savings from this and other cost reduction measures at Ferromatik are approximately $3.5 million.

Interest expense-net increased in 1998 due primarily to the calendar effect and higher average debt levels.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes of $29.6 million in the second quarter of 1998 exceeded the $22.8 million in the second quarter of 1997 by $6.8 million, or 30%, about one quarter of which resulted from the calendar change discussed above.
Earnings before income taxes for the first half of 1998
totaled $54.6 million, representing a $15.5 million, or 40% increase over $39.1 million in the comparable period of 1997, with approximately one quarter of which resulted from the calendar change. The residual increases are the result of higher operating earnings.


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

NET EARNINGS

Net earnings were $20.9 million, or $.52 per share (diluted), in the second quarter of 1998 compared with $18.2 million, or $.46 per share (diluted), in the second quarter of 1997, representing a 15% increase in net earnings, and a 13% increase on a per-share basis. Slightly more than half of the increases were caused by the calendar change. For the first half of 1998, net earnings were $38.5 million, or $.96 per share (diluted), which represented an increase of $7.3 million, or $.18 per share (diluted), over the first half of 1997. About 40 - 50% of the increases were caused by the calendar change.

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

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At June 30, 1998, the company had cash and cash equivalents of $30 million, representing a decrease of $13 million in the second quarter and an increase of $5 million in the first half of 1998.

Operating activities provided $9 million of cash in the second quarter of 1998, compared with $34 million provided in the second quarter of 1997. The decrease was primarily related to increases in inventory. For the first half of 1998, operating activities provided $36 million, compared with $44 million in the second half of 1997. The decrease is largely the result of changes in various working capital accounts. Operating activities cash flows for the first half of 1998 and 1997 were reduced by cash costs of approximately $.6 million and $.8 million in 1998 and 1997, respectively, for severance payments.

In the second quarter of 1998, investing activities resulted in a $25 million use of cash, due to capital expenditures of $17 million and acquisitions of $8 million. For the first half of 1998, net cash used by investing activities totaled $48 million compared with $16 million in the first half of 1997. The net cash used in the first half of 1998 primarily relates to capital expenditures of $29 million and acquisitions of $21 million.

Financing activities provided $4 million of cash in the second quarter of 1998 due primarily to increases in the company's lines of credit to finance recent acquisitions.
In the second quarter of 1997, financing activities used $21 million of cash due primarily to repayments in bank borrowings. In the first half of 1998, financing activities provided $17 million of cash primarily through increases in bank borrowings, offset by $13 million to repurchase approximately 493,000 common shares on the open market to partially meet the needs of management incentive, employee benefit and dividend reinvestment plans. Quarterly dividends were paid at the rate of $.12 per common share in 1998 and $.09 per common share in 1997.

As of June 30, 1998, the company's current ratio was 1.7, as compared to 1.7 at March 31, 1998, and 1.8 at December 27,
1997 and at June 14, 1997.

At June 30, 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $472 million, including a $250 million committed revolving credit facility. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $361 million at June 30, 1998.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $24 million at June 30, 1998, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies.

The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At June 30, 1998, approximately $263 million was subject to the effects of fluctuations in interest rates under these arrangements. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $408 million at June 30, 1998, representing increases of $16 million and $37 million from March 31, 1998 and December 27, 1997, respectively. Total shareholders' equity was $487 million at June 30, 1998, an increase of $10 million from March 31, 1998 and $15 million from December 27, 1997. Total shareholders' equity was adversely affected by $6 million in the first half of 1998 due to the effect of the stronger U.S. dollar on the cumulative foreign currency translation adjustment plus $7.5 million for the net repurchase of shares. The ratio of total debt to total capital (debt plus equity) was 46% at June 30, 1998, compared with 45% at March 31, 1998 and 44% at December 27, 1997.

Capital expenditures in 1998 are expected to approximate $100 million and the company expects to expend about $4.7 million for Widia severance payments and $210 million for an expected acquisition announced subsequent to June 30, 1998 in the third quarter relating to the plastics machinery division of Johnson Controls, Inc. The company believes that its cash flow from operations and available credit lines, including the new $135 million senior term bank loan, will be sufficient to meet these and other cash requirements.

OUTLOOK
-------

Although the effects of the Asian crisis and the General Motors strike have resulted in slightly weaker performance than its long-term targets, the company has performed well in light of these events and is optimistic that these events will not significantly affect future results. The company remains optimistic that North American markets will remain favorable and the continued recovery in European markets will provide an environment conducive to continued growth. However, if an economic downturn does occur, the company believes it is better positioned than in the past to weather an adverse economic condition. While the Asian markets continue to remain weak, the company's direct exposure to these markets is modest.

Assuming that current economic conditions hold up, the company is well positioned to meet its targets of 7% to 8% sales growth and 12% to 15% earnings improvements over the long term.

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


CAUTIONARY STATEMENT

The company wishes to caution readers about all its forward-looking statements in the "Outlook" section above and elsewhere. These include all statements which speak about the future or are based on the company's interpretation of factors that might affect its businesses. The company believes the following important factors, among others, could affect its actual results for 1998 and beyond and cause them to differ materially from those expressed in any forward-looking statements:

   *global and regional economic conditions, consumer spending and industrial production particularly in segments related to the level of automotive production and spending in the aerospace and construction industries;

   *fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where the company has several principal manufacturing facilities and where many of the company's competitors and suppliers are based;

   *fluctuations in domestic and non-U.S. interest rates which affect the cost of borrowing under the company's lines of credit and financing fees related to the sale of domestic accounts receivable;

   *production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of the company's plastics technologies products, and steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

   *lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues;

   *any major disruption in production at key customer or supplier facilities;

   *alterations in trade conditions in and between the U.S.
    and non-U.S. countries where the company does business, including export duties, import controls, quotas and other trade barriers;

   *changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where the company does business; and

   *unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a)  The annual meeting of shareholders of Cincinnati
       Milacron Inc., was held on April 28, 1998.

(b)    All director nominees were elected.

(c)    The shareholders voted on the following matters:

                                     PROPOSALS AND VOTE TABULATIONS

                                                    VOTES CAST
                                   ----------------------------------------
                                       FOR      AGAINST  ABSTAIN   NON-VOTES
                                   ----------   -------  -------   ---------

       Approval of the appointment
         of independent auditors   65,737,452   227,700  490,392       0


                              ELECTION OF DIRECTORS

       DIRECTOR                        VOTES FOR        VOTES WITHHELD
       --------                       ----------        --------------

       Harry Hammerly                 65,821,943               634,691
       Daniel Meyer                   65,745,159               711,102
       Joseph Steger                  65,627,034               829,520



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
                         part of Part I

  (b)               Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 1998.


          CINCINNATI MILACRON INC. AND SUBSIDIARIES

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Cincinnati Milacron Inc.



Date:   August 12, 1998         By:/s/Jerome L. Fedders
       ---------------------       --------------------
                                   Jerome L. Fedders
                                   Controller



Date:   August 12, 1998         By:/s/Ronald D. Brown
       ---------------------       --------------------
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

4    Instruments Defining the Rights of
     Security Holders, Including Indentures.

     4.1    8-3/8% Notes due 2004
            - Incorporated herein by reference
              to the company's Amendment No. 3
              to Form S-4 Registration
              Statement (Registration No. 33-
              53009).

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

10   Material Contracts

     10.1   - Incorporated herein by
              reference to the company's annual
              report on Form 10-K for the
              fiscal year ended December 27,
              1997.

11   Statement Regarding Computation
     of Per Share Earnings                         26

15   Letter re: Unaudited Interim
     Financial Information
     - Not Applicable.

18   Letter Regarding Change in
     Accounting Principles
     - Not Applicable.

19   Report Furnished to Security
     Holders
     - Not Applicable.

22   Published Report Regarding
     Matters Submitted To
     Vote of Security Holders
     - Not Applicable.

23   Consents of Experts and Counsel
     - Not Applicable.

24   Power of Attorney
     - Not Applicable.

27   Financial Data Schedule - Filed
     as part of EDGAR document

99   Additional Exhibits
     - Not Applicable.