Form 10-Q
period 1998-09-30
MILACRON INC
filed 1998-11-16
CIK 716823

============================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         -----------

                          FORM 10-Q


[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.


     For the quarter ended September 30, 1998


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


                     Yes [x]     No [ ]


Number   of  shares  of  Common  Stock,  $1.00  par   value,
outstanding as of November 10, 1998:   38,455,432

============================================================



               Milacron Inc. and Subsidiaries
                            Index



                                                   Page No.

               PART I.  Financial Information


Item 1.   Financial Statements


          Consolidated Condensed Statement
           of Earnings                                   3


          Consolidated Condensed Balance Sheet           4


          Consolidated Condensed Statement
           of Cash Flows                                 5


          Notes to Consolidated Condensed Financial
             Statements                                  6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                 15


                 PART II.  Other Information

Item 1.   Legal Proceedings                             24

Item 6.   (a) Exhibits                                  25


          (b) Reports on Form 8-K                       25


          Signatures                                    26


          Index to Exhibits                             27




               PART I.  FINANCIAL INFORMATION
               MILACRON INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                         (UNAUDITED)

                                          (In millions, except share
                                             and per-share amounts)
                                     Quarter Ended         Year-to-Date
                                   ----------------    ------------------
                                   Sept. 30, Oct. 4,   Sept. 30,   Oct. 4,
                                     1998     1997       1998       1997
                                   --------  ------    --------  --------



Sales                                $352.1  $431.2    $1,079.1  $1,065.8
Cost of products sold                 252.2   316.3       779.2     780.5
                                     ------  ------    --------  --------
 Manufacturing margin                  99.9   114.9       299.9     285.3
                                     ------  ------    --------  --------


Other costs and expenses
 Selling and administrative            64.5    79.8       194.2     195.3
 Minority shareholders'
   interests                            1.1     1.4         2.2       1.9
 Other - net                            1.8     1.3        10.4       7.9
                                     ------  ------    --------  --------

   Total other costs
     and expenses                      67.4    82.5       206.8     205.1
                                     ------  ------    --------  --------

Operating earnings                     32.5    32.4        93.1      80.2

Interest
 Income                                  .6      .9         1.5       1.8
 Expense                               (8.0)   (9.1)      (23.2)    (22.2)
                                     ------  ------    --------  --------

   Interest - net                      (7.4)   (8.2)      (21.7)    (20.4)
                                     ------  ------    --------  --------


EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                   25.1    24.2        71.4      59.8

Provision for income taxes              6.6     3.9        19.6      12.2
                                     ------  ------    --------  --------

EARNINGS FROM CONTINUING
 OPERATIONS                            18.5    20.3        51.8      47.6

Discontinued operations net
 of income taxes
 Earnings (loss) from operations       (3.9)    2.3         1.3       6.2
 Loss on sale                         (35.2)    -         (35.2)      -
                                     ------  ------    --------  --------
   Total discontinued
     operations                       (39.1)    2.3       (33.9)      6.2
                                     ------  ------    --------  --------

NET EARNINGS (LOSS)                  $(20.6) $ 22.6    $   17.9  $   53.8
                                     ======  ======    ========  ========
EARNINGS (LOSS) PER COMMON SHARE
 CONTINUING OPERATIONS
   BASIC                             $  .47  $  .51    $   1.32  $   1.20
   DILUTED                           $  .47  $  .51    $   1.29  $   1.19
 DISCONTINUED OPERATIONS
   BASIC                              (1.00)    .06        (.87)      .15
   DILUTED                            (1.00)    .05        (.84)      .15
                                     ------  ------    --------  --------
 NET EARNINGS (LOSS)
   BASIC                             $ (.53) $  .57    $    .45  $   1.35
                                     ======  ======    ========  ========
   DILUTED                           $ (.53) $  .56    $    .45  $   1.34
                                     ======  ======    ========  ========

Dividends per common share           $  .12  $  .12    $    .36  $    .30

Weighted-average common shares
 outstanding (in thousands)          38,951  39,563      39,102    39,612

Weighted-average common shares
 outstanding assuming dilution
 (in thousands)                      39,149  40,037      39,532    39,922



See notes to consolidated condensed financial statements.



                         MILACRON INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                    (In millions)

                                               Sept. 30,   Dec. 27,
                                                 1998        1997
                                              ---------    -------
Assets
Current assets
  Cash and cash equivalents                   $   41.8    $   25.7
  Notes and accounts receivable, less
    allowances of $12.0 in 1998 and
    $13.0 in 1997                                235.1       275.0
  Receivable from sale of discontinued
    machine tools segment                        188.9         -
  Inventories
    Raw materials                                 26.9        26.5
    Work-in-process and finished parts           183.6       217.7
    Finished products                            165.7       146.2
                                              --------    --------
     Total inventories                           376.2       390.4
  Other current assets                            56.0        60.0
                                              --------    --------
    Total current assets                         898.0       751.1
Property, plant and equipment                    568.5       653.3
  Less accumulated depreciation                 (240.4)     (310.2)
                                              --------    --------
    Property, plant and equipment - net          328.1       343.1
Goodwill                                         394.4       231.1
Other noncurrent assets                           69.9        67.2
                                              --------    --------
  TOTAL ASSETS                                $1,690.4    $1,392.5
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt                 $  333.3    $   67.5
  Trade accounts payable                         124.1       153.7
  Advance billings and deposits                   31.4        35.7
  Accrued and other current liabilities          190.6       168.5
                                              --------    --------
    Total current liabilities                    679.4       425.4
Long-term accrued liabilities                    196.5       191.0
Long-term debt                                   334.8       304.2
                                              --------    --------
  TOTAL LIABILITIES                            1,210.7       920.6
                                              --------    --------

Commitments and contingencies                       -           -

SHAREHOLDERS' EQUITY
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 39.1 in
   1998 and 39.6 in 1997)                        402.2       417.4
  Reinvested earnings                             87.0        83.5
  Accumulated other comprehensive
    income (loss)                                (15.5)      (35.0)
                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                  479.7       471.9
                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                     $1,690.4    $1,392.5
                                              ========    ========



See notes to consolidated condensed financial statements.


                         MILACRON INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                (In millions)

                                     Quarter Ended         Year-To-Date
                                   -----------------   ------------------
                                   Sept. 30, Oct. 4,   Sept. 30,   Oct. 4,
                                     1998     1997       1998       1997
                                   --------  ------    --------  --------



INCREASE IN CASH AND
 CASH EQUIVALENTS

OPERATING ACTIVITIES CASH FLOWS
 Net earnings (loss)               $  (20.6) $ 22.6    $   17.9  $   53.8
 Operating activities providing
   (using) cash:
     Loss on sale of discontinued
      machine tools segment            35.2     -          35.2       -
     Depreciation and
      amortization                     14.6    16.1        43.8      40.0
     Deferred income taxes               .7    (4.1)       (2.9)    (17.6)
     Working capital changes
      Notes and accounts
        receivable                    (14.4)   (5.9)       (5.8)      1.7
      Inventories                     (10.1)   (8.8)      (50.9)    (34.5)
      Other current assets              3.2    (2.4)        1.0      (9.7)
      Trade accounts payable          (18.2)   (4.6)      (24.2)       .7
      Accrued and other
        current liabilities            (3.0)    (.4)       18.1      20.5
     Decrease (increase) in
      Other noncurrent assets           1.5     1.8        (7.1)      2.6
     Increase (decrease)in
      long-term accrued
      liabilities                      (2.2)    3.3         (.9)      6.7
     Other - net                        (.2)   (1.2)       (1.5)     (3.8)
                                   --------  ------    --------  --------
      Net cash provided (used)
        by operating
        activities                    (13.5)   16.4        22.7      60.4
                                   --------  ------    --------  --------

INVESTING ACTIVITIES CASH FLOWS
 Capital expenditures                 (22.9)  (23.0)      (52.3)    (42.4)
 Net disposals of property,
   Plant and equipment                   .6     1.0         2.1       4.7
 Acquisitions                        (192.7)  (23.7)     (213.2)    (23.7)
                                   --------  ------    --------  --------
   Net cash used by
     investing activities            (215.0)  (45.7)     (263.4)    (61.4)
                                   --------  ------    --------  --------

FINANCING ACTIVITIES CASH FLOWS
 Dividends paid                        (4.8)   (4.8)      (14.4)    (12.1)
 Issuance of long-term debt            18.5    11.4        23.0      12.8
 Repayments of long-term debt           (.1)   (2.5)        (.6)     (4.8)
 Increase in amounts
   payable to banks                   234.1    27.0       264.0      19.0
 Issuance of common shares              -        .8         5.6       1.3
 Purchase of treasury and other
   common shares                       (7.7)   (1.1)      (20.8)     (7.9)
                                   --------  ------    --------  --------
   Net cash provided by
     financing activities             240.0    30.8       256.8       8.3
                                   --------  ------    --------  --------

INCREASE IN CASH AND
 CASH EQUIVALENTS                      11.5     1.5        16.1       7.3
Cash and cash equivalents at
 beginning of period                   30.3    33.6        25.7      27.8
                                   --------  ------    --------  --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $   41.8  $ 35.1    $   41.8  $   35.1
                                   ========  ======    ========  ========




See notes to consolidated condensed financial statements.


               MILACRON INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)



BASIS OF PRESENTATION
---------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal and recurring adjustments except for the matters discussed in the note captioned "Discontinued Operations", necessary to present fairly the company's financial position, results of operations and cash flows.

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


CHANGE IN FISCAL YEAR
---------------------

Beginning in the first quarter of 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and will end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, this change causes inconsistency between the 1997 and 1998 quarterly results for two reasons. First, the company's previous calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in 1998 has three months in each quarter. Second, while the company's historical quarter 1 traditionally ended in mid-March, two recent acquisitions, Widia and Ferromatik, continued to maintain their financial records on a monthly basis. As a result, quarter 1 included their results for only January and February, while March, April and May were included in the company's second quarter. In quarter 3, Widia and Ferromatik historically reported four complete months, and in quarter 4, their final three complete months were reported. As a result, quarter 3, 1998 includes one less month of Widia and Ferromatik's results, which has the effect of decreasing quarter 3, 1998 sales by approximately $31 million. Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations would be impracticable.

DISCONTINUED OPERATIONS
-----------------------

On October 2, 1998, the company completed the sale of its machine tools segment (MTG). The proceeds from the sale, which are subject to post-closing adjustments, are ultimately expected to be approximately $189 million, of which $180 million was received on the closing date and used to repay bank borrowings incurred for the acquisition of Uniloy (see Acquisitions). The after-tax loss on the sale of $35.2 million ($45.9 million before income taxes), or $.90 per share, was recorded in the third quarter of 1998. MTG largely consists of aerospace systems and stand-alone machinery for general metalworking. The Consolidated Condensed Statement of Earnings has been restated to present the operating results of MTG through September 30, 1998, as a discontinued operation. MTG's sales in the applicable periods are as follows: $105.4 million in quarter 3, 1998; $139.5 million in quarter 3, 1997; $346.4 million quarter 3 year-to-date in 1998; and $334.5 million quarter 3 year-to-date in 1997.

ACQUISITIONS
------------

In the third quarter of 1997, the company acquired Minnesota Twist Drill, Inc., a maker of high-speed twist drills, and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Each business has annual sales of approximately $10 million. The total cost of these acquisitions, which did not significantly affect the company's financial position or results of operations, was $27.4 million.

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

In September, 1998, the company acquired Master Unit Die Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales in excess of $10 million.

Also, in September, 1998, the company acquired the assets of the plastics machinery division of Johnson Controls, Inc. (Uniloy) for approximately $190 million, subject to post-closing adjustments. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, has annual sales of approximately $190 million and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blowmolding.

All of these acquisitions are being accounted for under the purchase method and were financed through the use of available cash and bank borrowings, including a new $135 million senior term bank loan that was used to partially finance the acquisition of Uniloy. The aggregate cost of the 1998 acquisitions, including professional fees and other related costs, is expected to total approximately $227.1 million. The allocation of the aggregate cost of the 1998 acquisitions to the assets acquired and the liabilities assumed is presented in the table that follows.


                                      (In millions)

                                         Sept. 30,
                                           1998
                                         --------

Cash and cash equivalents                $     .6
Accounts receivable                          29.2
Inventories                                  56.4
Other current assets                          4.2
Property, plant and equipment                28.1
Goodwill                                    176.3
Other non-current assets                       .1
                                         --------
  Total assets                              294.9

Current portion of long-term debt            (1.2)
Trade accounts payable                      (40.1)
Current accrued liabilities                 (21.9)
Long-term debt                               (4.6)
                                         --------
  Total liabilities                         (67.8)
                                         --------
Total acquisition cost                   $  227.1
                                         ========




Unaudited pro forma sales and earnings information for the third quarters of 1998 and 1997, and for the first three quarters of 1998 and 1997, reflecting the Uniloy acquisition are presented in the following table. The amounts for 1998 assume that the acquisition had taken place at the beginning of the year, while the amounts for 1997 assume that the acquisition was completed on the first day of 1997. The inclusion of the other 1998 acquisitions that are discussed above would not have a material effect on the amounts presented.



                                          (In millions, except share
                                             and per-share amounts)
                                     Quarter Ended         Year-To-Date
                                   ----------------    ------------------
                                   Sept. 30, Oct. 4,   Sept. 30,   Oct. 4,
                                     1998     1997       1998      1997
                                   --------  ------    --------  --------


Sales                                $406.6  $483.6    $1,233.6  $1,207.2
                                     ======  ======    ========  ========

Earnings from continuing
 operations                          $ 20.8  $ 22.6    $   54.1  $   47.8
 Per common share:
   Basic                             $  .53  $  .57    $   1.38  $   1.20
   Diluted                           $  .53  $  .56    $   1.37  $   1.19

Net earnings (loss)                  $(18.4) $ 24.9    $   20.2  $   54.0
                                     ======  ======    ========  ========
 Per common share:
   Basic                             $ (.47) $  .63    $    .51  $   1.36
                                     ======  ======    ========  ========
   Diluted                           $ (.47) $  .62    $    .51  $   1.35
                                     ======  ======    ========  ========




As discussed more fully in the note captioned "Change in Fiscal Year," the third quarter of 1998 consisted of three calendar months, or approximately 13 weeks, while the third quarter of 1997 consisted of 16 weeks. In addition, the third quarter of 1998 includes three months of the operating results of Widia and Ferromatik as compared to four months in 1997. These differences have an adverse effect on the company's third quarter, 1998 historical and pro forma operating results in relation to the third quarter of 1997.

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

The company entered 1997 with non-U.S. net operating loss carryforwards related to continuing operations totaling $95 million, the deferred tax assets related to which had been partially reserved through valuation allowances at year-end 1996. The company reviews the valuation of all deferred tax assets on an ongoing basis and concluded in 1997 that it is more likely than not that a portion of these assets would be realized in the future. Accordingly, all remaining U.S. valuation allowances were reversed, as were valuation allowances in certain non-U.S. jurisdictions. As a result, the 1997 effective tax rate was less than the U.S. statutory rate.

At December 27, 1997, the company had non-U.S. net operating loss carryforwards related to continuing operations totaling $82 million, including $76 million in Germany. Most of these net operating loss carryforwards have no expiration dates. Valuation allowances, principally in Germany, totaled $26 million. Due to the expectation of further net operating loss carryforward utilization in 1998 and 1999, the 1998 effective tax rate provides for the reversal of additional valuation allowances and, as a result, is less than the U.S. statutory rate.

RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. The amounts of undivided interests that had been sold remained unchanged at $75.0 million from year-end 1996 through June 30, 1998, but decreased to $61.3 million at September 30, 1998 in connection with the sale of MTG. The decrease in the amount sold is reported as a use of cash from operating activities in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.


                                                 (In millions)

                                              Sept. 30,   Dec. 27,
                                                1998        1997
                                              --------    -------


Accrued and other current liabilities
 Accrued salaries, wages and
  other compensation                          $   59.4    $  50.4
 Accrued and deferred income taxes                 9.0       15.8
 Other accrued expenses                          122.2      102.3
                                              --------    -------
                                              $  190.6    $ 168.5
                                              ========    =======
Long-term accrued liabilities
 Accrued pension and other compensation       $   74.8    $  73.2
 Accrued postretirement health
  care benefits                                   39.8       46.4
 Accrued and deferred income taxes                25.8       31.5
 Minority shareholders' interests                 18.6       16.7
 Other                                            37.5       23.2
                                              --------    -------
                                              $  196.5    $ 191.0
                                              ========    =======



Long-term Debt
--------------

The components of long-term debt are shown in the following table.


                                                  (In millions)

                                              Sept. 30,   Dec. 27,
                                                1998        1997
                                              --------    -------

Long-term debt
  7-7/8% Notes due 2000                       $  100.0    $ 100.0
  8-3/8% Notes due 2004                          115.0      115.0
  Revolving credit facility                       84.4       80.3
  Other                                           36.6       10.5
                                              --------    -------
Total long-term debt                             336.0      305.8
Less current maturities                           (1.2)      (1.6)
                                              --------    -------
                                              $  334.8    $ 304.2
                                              ========    =======



Outstanding borrowings under the company's revolving credit facility of $10.0 million and DM 125 million ($74.4 million at September 30, 1998 and $70.3 million at December 27,
1997) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted-average of 4.0% at September 30, 1998 and 4.3% at December 27, 1997.


LINES OF CREDIT
---------------

At September 30, 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $628 million, including a $250 million committed revolving credit facility and a $135 million senior term bank loan obtained in connection with the Uniloy acquisition. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $86 million at September 30, 1998.

In October, 1998, the initial proceeds from the sale of MTG of $180 million were utilized to repay bank borrowings, including the $135 million senior term bank loan (see Discontinued Operations). As a result of this reduction in debt, the company's pro forma additional borrowing capacity at September 30, 1998 under the provisions of the revolving credit facility was approximately $266 million.


SHAREHOLDERS' EQUITY
--------------------

During the first three quarters of 1998, the company purchased a total of 839,900 treasury shares on the open market at a cost of $19.7 million to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment plans. An additional 38,303 shares were purchased in the first three quarters of 1998 with respect to current exercises of stock options in lieu of the issuance of authorized but unissued shares or treasury shares. A total of 341,542 shares were purchased in the first three quarters of 1997 at a cost of $7.9 million. Reissuances of treasury shares totaled 291,186 and 327,142 in the first three quarters of 1997 and 1998, respectively.


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



                                               (In millions)

                                               Quarter Ended
                                  -----------------------------------------
                                     Sept. 30, 1998            Oct. 4, 1997
                                  --------------------    -----------------
                                   Total      Total       Total       Total
                                 Compre-     Share-     Compre-      Share-
                                 hensive   holders'     hensive    holders'
                                  Income     Equity      Income      Equity
                                 -------   --------     -------    --------

Balance at beginning of period               $ 487.2                $ 447.1

Net common share transactions                   (7.7)                   (.3)

Net earnings (loss)               $ (20.6)     (20.6)    $ 22.6        22.6

Foreign currency translation
 adjustments (a)                     25.6       25.6       (6.3)       (6.3)
                                  -------                ------

Total comprehensive income        $   5.0                $ 16.3
                                  =======                ======

Cash dividends                                  (4.8)                  (4.8)
                                             -------                -------

Balance at end of period                     $ 479.7                $ 458.3
                                             =======                =======




(a)  For the quarter ended September 30, 1998, includes
     $17.1 million related to the recognition of unfavorable foreign currency translation adjustments in connection with the sale of the company's machine tools segment (see
     Discontinued Operations). This amount is included in the loss in the sale of the segment.



                                                 (In millions)

                                                  Year-to-date
                                  -------------------------------------------
                                     Sept. 30, 1998          Oct. 4, 1997
                                  --------------------    -----------------
                                   Total      Total       Total       Total
                                 Compre-     Share-     Compre-      Share-
                                 hensive   holders'     hensive    holders'
                                  Income     Equity      Income      Equity
                                 -------   --------     -------    --------


Balance at beginning of period               $ 471.9                $ 446.2

Net common share transactions                  (15.2)                  (6.7)

Net earnings                      $ 17.9        17.9     $ 53.8        53.8

Foreign currency translation
 adjustments (a)                    19.5        19.5      (22.9)      (22.9)
                                  ------                 ------

Total comprehensive income        $ 37.4                 $ 30.9
                                  ======                 ======

Cash dividends                                 (14.4)                 (12.1)
                                             -------                -------

Balance at end of period                     $ 479.7                $ 458.3
                                             =======                =======



(a) For the three quarters ended September 30, 1998, includes $17.1 million related to the recognition of unfavorable foreign currency translation adjustments in connection with the sale of the company's machine tools segment (see Discontinued Operations). This amount is included in the loss in the sale of the segment.


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


ORGANIZATION
------------

The company has two business segments: plastics technologies and industrial products. Financial information for each of these segments for the third quarter and the year-to-date as of September 30, 1998 and October 4, 1997 is presented below.



                                                 (In millions)

                                     Quarter Ended             Year to Date
                                   --------------------     -------------------
                                   Sept. 30,     Oct. 4,    Sept. 30,    Oct. 4,
                                     1998        1997         1998        1997
                                   --------    --------     --------    --------


Sales
  Plastics technologies             $ 178.6    $  208.8     $  548.1     $ 537.0
  Industrial products                 173.5       222.4        531.0       528.8
                                    -------    --------     --------    --------
                                    $ 352.1    $  431.2     $1,079.1    $1,065.8
                                    =======    ========     ========    ========
Operating earnings
  Plastics technologies             $  21.2    $   16.4     $   57.1    $   39.4
  Industrial products                  19.1        24.3         57.3        60.3
  Corporate expenses                   (5.1)       (4.9)       (14.2)      (12.6)
  Other unallocated expenses (a)       (2.7)       (3.4)        (7.1)       (6.9)
                                    -------    --------     --------    --------
                                    $  32.5    $   32.4     $   93.1    $   80.2
                                    =======    ========     ========    ========

New orders
  Plastics technologies             $ 188.6    $  199.4     $  555.1    $  525.4
  Industrial products                 169.7       219.3        536.3       534.6
                                    -------    --------     --------    --------
                                    $ 358.3    $  418.7     $1,091.4    $1,060.0
                                    =======    ========     ========    ========

Ending backlog                      $ 261.1    $  207.6     $  261.1    $  207.6
                                    =======    ========     ========    ========



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


SUBSEQUENT EVENTS
-----------------

On October 2, 1998, the company completed the sale of its machine tools segment (see Discontinued Operations). The initial proceeds of $180 million were used to repay bank incurred borrowings in connection with the acquisition of Uniloy.

On October 26, 1998, the company announced its intention to purchase up to two million of its outstanding common shares on the open market. As of November 11, 1998, a total of 590,600 shares had been purchased.

Also in October, 1998, in conjunction with the sale of the machine tools segment, the company changed its corporate name from "Cincinnati Milacron Inc." to "Milacron Inc." and its trading symbol on the New York Stock Exchange from "CMZ" to "MZ."


               MILACRON INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (UNAUDITED)


RESULTS OF OPERATIONS
---------------------

The  company  operates in two business  segments:   plastics
technologies and industrial products.


DISCONTINUED OPERATIONS

On October 2, 1998, the company completed the sale of its machine tools segment (MTG) for proceeds of approximately $189 million, subject to post-closing adjustments. The after tax loss on the sale of $35.2 million ($45.9 million before income taxes), or $.90 per share, was recorded in the third quarter of 1998. MTG largely consists of aerospace systems and stand-alone machinery for general metalworking. All comparisons of "results of operations" within this management's discussion and analysis have been restated to exclude the historical operations of MTG.


COMPARABILITY OF FINANCIAL STATEMENTS

Beginning in the first quarter of 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and will end December 31, 1998. The change is not expected to have a material effect on financial condition, results of operations or cash flows for the year 1998. However, this change causes inconsistency between the 1997 and 1998 quarterly results for two reasons. First, the company's previous calendar had 12 weeks each in quarters 1, 2 and 4, and 16 weeks in quarter 3, while the calendar in 1998 has three months in each quarter. Second, while the company's historical quarter 1 traditionally ended in mid-March, two recent acquisitions: Widia and Ferromatik, continued to maintain their financial records on a monthly basis. As a result, quarter 1 included their results for only January and February, while March, April and May were included in the company's second quarter. In quarter 3, Widia and Ferromatik historically reported four complete months, and in quarter 4, their final three complete months were reported. As a result, quarter 3, 1998 includes one less month of Widia and Ferromatik's results, which has the effect of decreasing quarter 3, 1998 sales by approximately $31 million. The company has estimated additional effects of the calendar change on new business, sales and earnings, as described elsewhere in this section. Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations are impracticable.

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

Effective September 30, 1998, the company acquired Master Unit Die Products, Inc., the leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales in excess of $10 million. Also on September 30, 1998, the company acquired the assets of the plastics machinery division of Johnson Controls, Inc. (Uniloy) for approximately $190 million, subject to post-closing adjustments. Uniloy, which is know for its Uniloy brand of equipment, as well as various other brands, has annual sales of approximately $190 million and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blowmolding. Because of the timing of the acquisitions, these two acquisitions did not effect consolidated results of operations for any period presented.

All of the acquisitions were financed by the use of available cash and bank borrowings and have been accounted for under the purchase method of accounting. All are included as components of the company's plastics technologies segment. As a result of these acquisitions, as well as two smaller acquisitions in the industrial products segment that were made in the third quarter of 1997, third quarter 1998 consolidated new orders and sales increased by $15 million, and year-to-date new orders and sales increased by approximately $31 million. Earnings from continuing operations increased by $1.7 million, or $.04 per share, for the third quarter and $3.4 million, or $.08 per share, on a year-to-date basis.

In recent years, the company's growth outside the U.S. has allowed the company to become more globally balanced. For the first three quarters of 1998, markets outside the U.S. represented the following percentages of consolidated sales:
Europe - 31%; Asia 7%; Canada and Mexico 7%; and the rest of the world 2%. As a result of the company's geographic mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. In 1997 and early 1998, the British pound was somewhat stabile in relation to the U.S. dollar while the German mark continued to weaken. However, during the second quarter of 1998, the German mark also stabilized and then strengthened slightly in the third quarter. As a result, the company experienced favorable currency translation effects on new orders and sales of about $1 million in the third quarter of 1998. In the first three quarters of 1998, the company experienced negative currency translation effects on new orders and sales of $7 million. The effect on earnings from continuing operations was not significant in either period. There was an $8 million increase in shareholders' equity due to foreign currency translation effects in the third quarter of 1998 which more than offset a reduction of $6 million in the first half of the year. These amounts exclude $17 million of unfavorable currency translation effects that were charged to the loss on the sale of MTG.

If non-U.S. currencies should weaken against the U.S. dollar in future periods, the company will experience a negative effect on translating its non-U.S. new orders, sales and, possibly, net earnings in the future when compared with historical results.


NEW ORDERS AND BACKLOG

New orders in the third quarter of 1998 were $358 million, which represented a $61 million, or 15%, decrease from the $419 million in the third quarter of 1997. However, taking into account the effects of the change in calendar and the effect of acquisitions, new orders were $7 million higher in 1998. Orders for plastics technologies products decreased by $11 million, or 5%; excluding the calendar effect and acquisitions, orders increased by approximately 5%. Orders for industrial products decreased by $50 million, or 23%; excluding the calendar change and the effect of the 1997 acquisitions, new orders decreased modestly due principally to the General Motors strike.

For the first three quarters of 1998, new orders totaled $1,091 million, up $31 million, or 3%, from $1,060 million in the first three quarters of 1997. Excluding the effects of the calendar change, acquisitions and negative currency translation effects, new orders increased by approximately 2%. This increase principally is the result of stronger orders in the plastics technologies segment.

U.S. export orders were $46 million and $137 million in the third quarter and first three quarters of 1998, respectively, representing a 12% decrease and 21% increase from the prior year, with the former being due principally to the calendar change.

The  company's  backlog  of  unfilled  orders  totaled  $261 million at September 30, 1998. This compares to $198 million at  June  30, 1998, $200 million at March 31, 1998 and  $208 million at October 4, 1997.


SALES

Sales in the third quarter of 1998 were $352 million, which represented a $79 million, or 18%, decrease from $431 million in the third quarter of 1997. However, excluding the effect of the calendar change and acquisitions, consolidated sales decreased only modestly in relation to 1997. Sales of plastics technologies products decreased by $30 million, or 15% due principally to the effect of the calendar change. Excluding the calendar effect, the segment's third quarter sales, which include an incremental $15 million related to 1998 acquisitions, approximated the level achieved in 1997. Sales of industrial products decreased by $49 million, or 22%; excluding the calendar change and the effect of the 1997 acquisitions, sales decreased by approximately 3% due principally to the effects of the General Motors strike.

For the first three quarters of 1998, sales totaled $1,079 million, up $13 million, or 1%, from $1,066 million in the first three quarters of 1997. Excluding the calendar change, acquisitions and currency translation effects, sales in 1998 approximated the levels achieved in 1997.

Export sales were $48 million and $134 million in the third quarter and first three quarters of 1998, respectively, compared to $48 million and $121 million in the comparable periods in 1997.


MARGINS, COSTS AND EXPENSES

The manufacturing margin percent of 28.4% in the third quarter of 1998 increased from 26.6% in the third quarter of 1997. Margins for both segments showed improvement in both the U.S. and in Europe. The manufacturing margin of 27.8% in the first three quarters of 1998 also increased from 26.8% in the first three quarters of 1997. In 1997, margins in the plastics technologies segment had been held back by pricing pressure on U.S. built injection molding machines, which began to ease in the third quarter of that year.

For the third quarter, total selling and administrative expense decreased in amount in relation to 1997, due principally to the change in the company's calendar. On a year-to-date basis, selling and administrative expense decreased modestly in 1998. These expenses also decreased slightly in 1998 as a percentage of sales due to increased sales volume.

Other expense-net, including amortization of goodwill, increased to $1.8 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997. For the first three quarters of 1998, other expense-net increased to $10.4 million from $7.9 million in the first three quarters of 1997. The 1998 year-to-date amount includes severance expense of approximately $5.3 million relating to approximately 125 employees at Widia, the company's European cutting tool company. As a result of these and other actions at Widia, the company expects to achieve annualized pretax savings of approximately $5.0 million, which are expected to begin to phase in during the fourth quarter of 1998. The 1997 year-to-date expense included severance expenses of approximately $2.0 million relating to Ferromatik, the company's German injection molding machine subsidiary. Annual cost savings from this and other cost reduction measures at Ferromatik are approximately $3.5 million.

Interest expense-net decreased for the third quarter of 1998, due largely to the calendar effect and increased for the first three quarters of 1998 due primarily to higher average debt levels.


EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings before income taxes of $25.1 million in the third quarter of 1998 exceeded the $24.2 million earned in the third quarter of 1997 by $.9 million, or 4%. The change in calendar had the effect of reducing pretax earnings by approximately $4.9 million, which substantially offset increases resulting from higher operating margins and the recent acquisitions. As a percentage of sales, pretax earnings improved significantly from 5.6% to 7.1%. Earnings before income taxes for the first three quarters of 1998 totaled $71.4 million, representing an $11.6 million, or 19% increase over $59.8 million in the comparable period of 1997, which is largely the result of higher manufacturing margins. Pretax earnings as a percentage of sales were 6.6% in 1998 as compared to 5.6% in 1997.


INCOME TAXES

The  provision  for income taxes in 1998 and  1997  includes
U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S.

The company entered both years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated annually and reversed when it is determined to be more likely than not that the related deferred tax assets will be realized. The reversal of these valuation allowances, as described more fully in the notes to the condensed consolidated financial statements, serves to reduce the effective tax rate. Valuation allowances subject to future reversal were $26 million at year-end 1997. The company anticipates that these valuation allowances will approximate $10 million at year-end 1998.

The effective tax rate for 1999 is expected to increase to a range of approximately 33-35%. However, the tax rate will ultimately be contingent on the mix of earnings between tax jurisdictions and other factors that cannot be predicted with certainty at this time.


EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations were $18.5 million, or $.47 per share (diluted), in the third quarter of 1998 compared with $20.3 million, or $.51 per share (diluted), in the third quarter of 1997. The slight decrease in earnings is caused by improved operating margins offset by the calendar effect and a higher effective tax rate. On a year-to-date basis, earnings from continuing operations totaled $51.8 million, or $1.29 per share (diluted), compared to $47.6 million, or $1.19 per share (diluted), in 1997. Once again, this amount reflects improved operating results offset by a higher effective tax rate. The calendar change did not significantly affect the year-to-date comparison.


DISCONTINUED OPERATIONS

In the third quarter of 1998, discontinued operations includes a provision for the loss on the sale of MTG of $35.2 million, or $.90 per share (diluted), and an after-tax loss from the operations of MTG for the quarter of $3.9 million, or $.10 per share (diluted). The operating loss for the quarter was caused principally by product line liquidation costs, lower sales volume and shipment delays. In the third quarter of 1997, MTG had after tax earnings of $2.3 million, or $.05 per share (diluted). For the first three quarters of 1998, the loss from discontinued operations, including the loss on sale, totaled $33.9 million, or $.84 per share (diluted). For the first three quarters of 1997, MTG had after tax earnings of $6.2 million, or $.15 per share (diluted).


NET EARNINGS

The company's net loss was $20.6 million, or $.53 per share (diluted), in the third quarter of 1998 compared with net earnings of $22.6 million, or $.56 per share (diluted), in the third quarter of 1997. For the first three quarters of 1998, net earnings were $17.9 million, or $.45 per share
(diluted), compared to $53.8 million, or $1.34 per share (diluted), for the first three quarters of 1997. The most significant item affecting net earnings comparison between years was the loss on the sale of MTG and its lower operating earnings in 1998.


YEAR 2000
---------
The term "Year 2000 problem" (Y2K) refers to processing difficulties that may occur in information technology (I.T.) systems, and other equipment with embedded microprocessors, that were designed without considering the distinction between dates in the 1900s and the 2000s. If not corrected, these systems could fail or miscalculate data when processing date-sensitive information that includes a date on or after January 1, 2000.

Each of the company's business units, as well as the corporate headquarters, are responsible for developing and executing comprehensive plans to minimize, and to the extent possible, eliminate any major business interruptions that could be caused by the Y2K issue. The company has established an executive level Y2K Compliance Committee, which is monitoring the company's progress toward Y2K preparedness. This monitoring process includes verification by internal auditors and review of reports from the company's internal and external auditors to identify issues requiring attention by the Compliance Committee.

The company's Y2K effort focuses primarily on three important elements: 1) I.T. systems; 2) non-I.T. equipment that includes embedded microprocessors; and 3) supplier preparedness.

Most of the company's efforts to date have focused on its most critical I.T. business systems (e.g., financial, enterprise resource planning, or "ERP"). Each of the company's nine major manufacturing locations operate unique information technology systems which have been selected to best serve that business's needs. Four of these businesses operate systems that are licensed from independent third party software providers and require third party updates to be Y2K compliant. The company is cooperating with and relying on these third parties to replace or upgrade its software with Y2K compliant software on a timely basis. The company is installing and testing the new software to provide assurance that the updated systems will properly process date-sensitive information. These systems either have already been updated or are scheduled to be updated around the end of 1998. Four other businesses are using the Y2K compliance process as an opportunity to modernize their systems by installing new ERP systems licensed from independent software providers. One of the ERP system installations is completed and the other three are expected to be completed by March 31, 1999. Another business unit operates its own proprietary business systems, which are being reprogrammed to be Y2K compliant; over 90% of the applications have already been remediated with the balance expected to be remediated by early 1999.

In addition, the company is in the process of completing inventories and assessments of non-I.T. systems (e.g., production equipment) which may contain imbedded chips, which could malfunction with the approach of the year 2000.
Wherever critical systems are identified as not being compliant, the company plans to remediate or replace these non-compliant systems. This remediation effort is expected to be substantially completed by June 30, 1999.

All business units are in the process of contacting key vendors and service providers to obtain information about their plans and progress on Y2K issues and to obtain their assurances that they expect to be able to provide an uninterrupted flow of product or service approaching and into the year 2000. The company is following up on significant concerns that are identified as a result of these communications and, in some cases, may be arranging alternative sources of that product or service.

In 1998 the company is focusing on the prevention of significant Y2K failures, rather than preparing formal, written contingency plans. However, in 1999 the company intends to consider preparing contingency plans, if major systems or suppliers are identified that represent a significant risk of Y2K failure.

Many of the company's machinery products rely upon computer controls and imbedded microprocessors to achieve optimum performance. The company is making information available publicly to its customers on the Y2K status of these products, substantially all of which are Y2K compliant.

The company has captured the cost of major system implementation and remediation efforts, while other costs are being absorbed in departmental operating budgets. Based on currently available information, the company estimates that the incremental cost of these implementation and remediation projects will be less than $13 million over 1997, 1998 and 1999, of which over 55% has been expended through September 30, 1998. These costs are not expected to have a material effect on the company's financial position, results of operations, or cash flows.

The company recognizes that the Y2K issue could result in the interruption or failure of certain normal business operations which could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K preparedness of vendors, service providers and other third parties, the company is unable to determine at this time whether the consequences of the Y2K issue will have a material impact on the company's results of operations, liquidity or financial condition. However, as a result of the company's past and future Y2K activities, management believes that the risk of significant interruption of normal operations should be reduced.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At  September  30,  1998,  the company  had  cash  and  cash equivalents  of $42 million, representing increases  of  $12 million in the third quarter and $16 million in the first three quarters of 1998.

Operating activities used $14 million of cash in the third quarter of 1998, compared with $16 million provided in the third quarter of 1997. The decrease includes $14 million related to a reduction in the amount of accounts receivable sold under the company's receivables purchase agreement. For the first three quarters of 1998, operating activities provided $23 million, compared with $60 million in the first three quarters of 1997. The decrease is largely the result of the decrease in sold receivables and other working capital requirements including higher inventory levels.

In the third quarter of 1998, investing activities resulted in a $215 million use of cash, due to capital expenditures of $23 million and acquisitions of $193 million, including $190 million for the Uniloy acquisition. For the first three quarters of 1998, net cash used by investing activities totaled $263 million compared with $61 million in the first three quarters of 1997. The increase in net cash used in the first three quarters of 1998 primarily relates to an increase in capital expenditures of $10 million and the $190 million cost of the Uniloy acquisition.

Financing activities provided $240 million of cash in the third quarter of 1998 due primarily to bank borrowings to finance acquisitions, including a new $135 million senior
term   loan   obtained  in  connection   with   the   Uniloy
acquisition.   This  loan  and other  bank  borrowings  were
repaid  in October, 1998, using the $180 million of  initial
proceeds from the sale  of  MTG.   In  the third quarter  of
1997,  financing activities  provided $31 million of cash
due primarily to increased bank borrowings. In the first three quarters of 1998, financing activities provided $257 million of cash primarily through increases in bank borrowings, offset by $21 million to purchase approximately 878,000 common shares on the open market to partially meet
anticipated needs  of management   incentive,  employee benefit
and   dividend reinvestment plans.

As of September 30, 1998, the company's current ratio was 1.3, as compared to 1.7 at June 30, 1998 and March 31, 1998 and 1.8 at December 27, 1997 and October 4, 1997. The decrease in the current ratio is principally the result of the MTG sale and the Uniloy acquisition.

At September 30, 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $628 million, including a $250 million committed revolving credit facility. Under the provisions of the facility, the company's additional borrowing capacity totaled approximately $86 million at September 30, 1998. In October, 1998, the initial proceeds from the sale of MTG of $180 million were utilized to repay bank borrowings incurred to finance the acquisition of Uniloy. As a result of this reduction in debt, the company's pro forma additional borrowing capacity at September, 30, 1998, under the provisions of the facility was approximately $266 million.

The company had a number of short-term intercompany loans and advances denominated in various currencies totaling $28 million at September 30, 1998, that were subject to foreign currency exchange risk. The company also enters into various transactions, in the ordinary course of business, for the purchase and sale of goods and services in various currencies. The company hedges its exposure to currency fluctuations related to short-term intercompany loans and advances and the purchase and sale of goods under firm commitments by entering into foreign currency exchange contracts to minimize the effect of foreign currency exchange rate fluctuations. The company is currently not involved with any additional derivative financial instruments.

The interest rates on the lines of credit and the financing fees on the receivables purchase agreement fluctuate based on changes in prevailing interest rates in the countries in which amounts are borrowed or receivables are sold. At September 30, 1998, approximately $504 million was subject to the effects of fluctuations in interest rates under these arrangements, including the $180 million of debt that was repaid in October, 1998. Future changes in interest rates will affect the company's interest expense and other financing costs.

Total debt was $668 million at September 30, 1998, representing increases of $260 million and $296 million from June 30, 1998 and December 27, 1997, respectively. The primary cause of the increases was to finance the Uniloy acquisition. Total shareholders' equity was $480 million at September 30, 1998, a decrease of $7 million from June 30, 1998 and an increase of $8 million from December 27, 1997. The third quarter decrease resulted principally from the loss from discontinued operations and the net purchase of common shares, the effects of which more than offset increases from earnings from continuing operations and modestly favorable foreign currency translation effects. The ratio of total debt to total capital (debt plus equity) was 58% at September 30, 1998, compared with 46% at June 30, 1998 and 44% at December 27, 1997. With the reduction of debt in October, 1998, the company's pro forma ratio of debt to capital at September 30, 1998 was 50%.

Capital expenditures in 1998 are expected to approximate $80 million, including $10 million related to MTG prior to its sale.

In October, 1998, subsequent to the completion of the MTG sale, the company announced plans to purchase up to two million of its outstanding common shares on the open market. As of November 11, 1998, 590,000 shares had been purchased.

The company believes that its cash flow from operations and its currently available credit lines are sufficient to satisfy the share repurchase and to meet its operating and capital requirements in the immediate future.

In November, 1998, the company entered into negotiations with its bank group to increase the committed revolving credit facility from $250 million to $375 million. Although interest spreads on amounts borrowed under this agreement are expected to increase by approximately fifty basis points due to market conditions, some financial covenants are expected to be eliminated or relaxed and the company expects to achieve increased financial flexibility.


OUTLOOK
-------

While North American and European markets have softened somewhat in the second half compared to the first half of 1998, business has remained at good levels and the company expects a solid fourth quarter which should show improvement in both sales and earnings compared to 1997. Unless there is further significant deterioration in world markets, the company expects that with the addition of Uniloy, it can also achieve solid increases in sales and earnings in 1999. In the event of a major economic slowdown, the company believes its recent acquisitions, the absence of the more cyclical machine tools business, and its aggressive cost cutting programs will help temper any adverse effects.

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

   * unanticipated   litigation,   claims   or   assessments,
     including but not limited to claims or problems related to product liability, warranty or environmental issues;
     and

   * the  failure of key vendors, software providers,  public
     utilities,  financial  institutions  or  other   critical
     suppliers to provide products or services that are Y2K compliant.



                 PART II.  OTHER INFORMATION
               MILACRON INC. AND SUBSIDIARIES


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
                            as part of Part I

       (b) Reports on Form 8-K

           - A Current Report on Form 8-K, Item 5, dated August 3, 1998, was filed regarding the company's intention to purchase the plastics machinery division of Johnson Controls, Inc.

           -    A Current Report on Form 8-K, Item 5, dated August 20,
                1998 was filed regarding the company's intention to sell its machine tools segment to UNOVA, Inc.

           -    A Current Report on Form 8-K, Item 2, dated September
                30, 1998, was filed regarding the closing of the acquisition of the plastics machinery division of Johnson Controls, Inc., and the terms thereof. Financial statements were not required to be filed.

           - A Current Report on Form 8-K, Items 2, 5 and 7, dated October 2, 1998 was filed regarding the closing of the sale of the company's machine tools segment to UNOVA, Inc. Pro forma financial statements under Item 7 (b) were included in this filing. The filing also disclosed the change of the company's name to Milacron Inc. and its intention to purchase up to two million shares of its outstanding common stock.



               Milacron Inc. and Subsidiaries

                         Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Milacron Inc.



Date:   November 16, 1998       By:/s/Jerome L. Fedders
       ----------------------      --------------------
                                   Jerome L. Fedders
                                   Controller



Date:   November 16, 1998       By:/s/Ronald D. Brown
       ----------------------      --------------------
                                   Ronald D. Brown
                                   Senior Vice President -
                                   Finance and
                                   Administration and Chief
                                   Financial Officer




               Milacron Inc. and Subsidiaries
                      Index to Exhibits

Exhibit No.                                                        Page No.
-----------

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

       4.2  7-7/8% Notes due 2000
            - Incorporated herein by
            reference to the company's
            Registration Statement on Form S-
            4 (Registration No. 33-60081).

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

      10.2 Purchase and Sale Agreement dated as of August 3, 1998, among Johnson Controls, Inc., and Hoover Universal, Inc. and the Sellers listed on Schedule 0.1 thereto as Seller and Cincinnati Milacron Inc., as Purchaser. Incorporated herein by reference to the company's Form 8-K filing dated September 30, 1998.

      10.3 First Amendment to Purchase and Sale Agreement dated as of September 30, 1998 by and between Seller and Purchaser (see 10.2). Incorporated herein by reference to the company's Form 8-K filing dated September 30, 1998.

      10.4 Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc. and UNOVA UK and
            Cincinnati Milacron Inc. dated August 20, 1998.
            Incorporated herein by reference to the company's Form 8-K filing dated October 2, 1998.

      10.5 First Amendment to Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., and UNOVA UK Limited and Cincinnati Milacron Inc. dated October 2, 1998. Incorporated herein by reference to the company's Form 8-K filing dated October 2, 1998.

      10.6  Amendment Number Six, Dated as of September 22, 1998,      (Bound
            to the Amended and Restated Revolving Credit Agreement   Separately)
            dated as of December 31, 1994, among Cincinnati
            Milacron Inc., Cincinnati Milacron Kunststoffmaschinen
            Europe GmbH, the lenders listed therein, and Bankers
            Trust Company, as agent.
            - Filed Herewith.

      10.7  Amendment Number Seven, Dated as of September 29, 1998,    (Bound
            to the Amended and Restated Revolving Credit             Separately)
            Agreement dated as of December 31, 1994, among Cincinnati Milacron Inc., Cincinnati
            Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein, and Bankers
            Trust Company, as agent.
            - Filed Herewith.

        11  Statement Regarding Computation
            of Per Share Earnings                                        29

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