Form 10-Q/A
period 1998-09-30
MILACRON INC
filed 1998-12-08
CIK 716823

===============================================================

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

                      Yes [x]     No [ ]

Number  of shares of Common Stock, $1.00 par value, outstanding
as of November 10, 1998:   38,455,432
===============================================================




                Milacron Inc. and Subsidiaries
                             Index



                                                              Page No.

                           PART IV.


Item 6. (a)  Exhibits


             Exhibit 27 - Revised Financial
                          Data Schedules                   Filed Herewith


The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 1998 to restate the income statement line items previously reported on Exhibit
(27) Financial Data Schedule. This restatement reflects the effect of discontinued operations resulting from the sale of its machine tools segment (MTG) for prior periods (1996 and 1997 full year and 1997 and 1998 cumulative quarters).



                Milacron Inc. and Subsidiaries

                          Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Milacron Inc.



Date:   December 7, 1998        By:/s/Jerome L. Fedders
                                   Jerome L. Fedders
                                   Controller



Date:   December 7, 1998        By:/s/Ronald D. Brown
                                   Ronald D. Brown
                                   Senior Vice
                                   President - Finance and
                                   Administration and Chief
                                   Financial Officer