Form 10-K
period 1998-12-31
MILACRON INC
filed 1999-03-29
CIK 716823

============================================================

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                       -----------

                        FORM 10-K


[x]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1998.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934 (No Fee Required). For
     the transition period from            to
                                ----------    ----------

               Commission file number 1-8485

                         MILACRON INC.

   (Exact name of registrant as specified in its charter)

          Delaware                          31-1062125
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

                       4701 Marburg Avenue
                      Cincinnati, Ohio 45209
              (Address of principal executive offices)


Registrant's telephone number including area code
(513) 841-8100

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

The aggregate market value of voting stock held by non-affiliates of the registrant is $679,968,999 at 3/12/99.*

*Voting stock held by officers, directors and principal holders is not included in the computation. The Company, however, has not made a determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Common Stock, $1.00 par value, outstanding as of March 12, 1999: 37,292,033

Documents incorporated by reference:
PART III - Proxy statement, dated March 26, 1999
============================================================


                     MILACRON INC.
                    1998 FORM 10-K
                   Table of Contents



                                                     PAGE
                                                     ----
PART I

Item 1.   Business                                     3
          Executive Officers of the Registrant        18
Item 2.   Properties                                  20
Item 3.   Legal Proceedings                           20
Item 4.   Submission of Matters to a Vote
           of Security Holders                        20



PART II

Item 5.   Market for the Registrant's Common
           Equity and Related Stockholder Matters     20
Item 6.   Selected Financial Data                     21
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                              23
Item 7A.  Qualitative and Quantitative
           Disclosures About Market Risk              32
Item 8.   Financial Statements and
           Supplementary Data                         32
Item 9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                       53



PART III

Item 10.  Directors and Executive Officers
           of the Registrant                          53
Item 11.  Executive Compensation                      53
Item 12.  Security Ownership of Certain
           Beneficial Owners and Management           53
Item 13.  Certain Relationships and
           Related Transactions                       53



PART IV

Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                    54
          Signatures                                  58
          Index to Certain Exhibits and
           Financial Statement Schedules              59
          Exhibit 11  - Computation of
           Per-Share Earnings                         60
          Exhibit 21  - Subsidiaries of
           the Registrant                             61
          Exhibit 23  - Consent of Experts
           and Counsel                                63
          Exhibit 27  - Financial Data Schedule       64
          Schedule II - Valuation and Qualifying
           Accounts and Reserves                      65


PART I
------

Item 1.  BUSINESS

GENERAL
--------

Milacron is a leading global manufacturer of products and provider of services and technology used to help the world's leading companies manufacture many of the world's favorite products. Incorporated in Delaware in 1983, Milacron is a successor to a business established in 1884. Since our founding, we had been engaged in the machine tools business. In recent years, however, our other segments had grown rapidly, and by 1997 accounted for over 75% of consolidated sales.

On October 2, 1998, we sold our machine tools segment, completing an important transformation from a machine tool company to a manufacturing technologies company and changed our name from Cincinnati Milacron Inc. to Milacron Inc. The sale allowed us to concentrate our resources on our two more profitable and stable business segments: plastics technologies and cutting process technologies (formerly industrial products).

Unless noted otherwise in this "Business" section, amounts refer to continuing operations (i.e., excluding machine tools).

Our plastics technologies business produces machines and systems, mold bases, tooling, parts and services for the three primary processing methods: injection molding, blow molding and extrusion. Virtually all of our machines are computer controlled and many of them are sold with advanced application software. Our cutting process technologies business includes metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets.

From 1993 to 1998, our consolidated sales have grown at a compound annual rate of 18% from $675 million to $1.5 billion. We have grown our two businesses over the last five years through strategic acquisitions and internal growth fueled by accelerated new product and process development and expanded distribution. In 1998, 53% of sales came from the plastics technologies segment and 47% came from the cutting process technologies segment. With the sale of machine tools, we are less dependent upon the capital goods market. In 1998, 32% of our sales were generated through the sale of capital goods, with the remainder being made up of durable goods, consumables, components and services.

Milacron sells products and provides services to industrial customers throughout the world. Sales to customers outside the U.S. increased from $206 million in 1993, representing 30% of total sales, to $672 million in 1998, representing 44% of total sales. Milacron has been successful in penetrating international markets through acquisitions, expanded distribution, increased exports, and license and joint venture agreements. We believe our current geographic sales balance helps compensate for varying economic cycles around the world and that our increased presence outside the U.S. reduces our dependence upon the U.S. economy. (See "Presence Outside the U.S." in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

STRATEGIC ACQUISITIONS AND DIVESTITURES
---------------------------------------

Milacron continually explores acquisition, divestiture and consolidation opportunities when we believe such actions can expand markets, enhance product synergies or improve earnings potential for the long term. Over the last six years, we have completed sixteen strategic acquisitions, which we believe will increase our potential for further growth.

In our plastics technologies segment, we acquired FM Maschinenbau GmbH (Ferromatik), an injection molding machine business, from Kloeckner-Werke AG in 1993; The Fairchild Corporation's D-M-E business (D-M-E) in 1996; and the Uniloy plastics machinery division of Johnson Controls, Inc. in 1998.

Ferromatik is one of Europe's leading manufacturers of plastics injection molding machines. Ferromatik's market coverage expanded our plastics processing technology base and product line and enabled us to achieve our objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets.

D-M-E is the largest U.S. producer of mold bases, components and supplies for the plastic injection moldmaking industry. D-M-E serves customers throughout much of the world with ten major manufacturing facilities, plus several international joint-venture operations. We believe D-M-E will continue to enhance our plastics technologies business because it provides the mold bases, supplies and components used in the mold apparatus inside an injection molding machine. D-M-E is the U.S. market leader with a well-established reputation for high quality.

On September 30, 1998, we acquired the assets of Uniloy for approximately $190 million, subject to post-closing adjustments. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had sales of over $190 million for its fiscal year ending September 30, 1998, and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding.

In 1998, Milacron made four smaller acquisitions in the plastics technologies segment. In February, we acquired Wear Technology, with annual sales of approximately $10 million, which serves the aftermarket for new and rebuilt screws for PVC (poly vinyl chloride) extrusion systems. Also in February, we acquired Northern Supply, with annual sales of approximately $5 million, a regional catalog distribution company offering supplies to plastics processors for injection molding, blow molding and extrusion. In May, we acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately $20 million, Autojectors operates through two manufacturing facilities near Fort Wayne, Indiana. Finally, in September, we acquired Master Unit Die Products, Inc., the leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales in excess of $10 million.

In the last six years, Milacron has also made various strategic acquisitions in its cutting process technologies segment: GTE Valenite Corporation (Valenite); Krupp Widia
GmbH (Widia); Talbot Holdings, Ltd. (Talbot); Minnesota
Twist Drill; Data Flute CNC, Inc.; and Werkzeugfabrik GmbH
Konigsee (Werko), all of which have metalcutting and metalworking tools as their primary product lines. We believe that Milacron is now the second-largest North
American and third-largest worldwide producer of carbide metalcutting tool systems.

Valenite was acquired in February, 1993. With principal operations in the U.S. and Canada, it is a leading producer of consumable industrial metalcutting tools. Widia was acquired in February 1995. It is one of the world's leading producers of industrial metalcutting products. Widia's strong presence in Europe and India complements Valenite's strengths in the North American and Japanese markets. Widia also enhanced our technological base, diversified our product line and expanded our worldwide sales and distribution network. In 1995, Milacron implemented an integration plan to achieve certain synergies between Valenite and Widia worldwide. In 1998, we began managing the Valenite and Widia carbide insert and steel insert holder businesses on a global scale with a combined management structure and operating with a new brand name, WidiaValenite. The new organization reinforces our global strategy and strengthens our worldwide brand identities and customer focus. With common tooling brands we expect to benefit from reduced design, manufacturing and marketing costs, higher inventory turnover, improved capacity utilization, and simultaneous product introductions around the world.

We acquired Talbot in July, 1995. Talbot is a major supplier of round high-speed steel and carbide metalcutting tools, such as mills and taps, and is the largest U.S. producer of end mills. These cutting tools, which are not produced by either Valenite or Widia, are sold through independent distributors and a direct sales force. The Talbot acquisition enabled us to increase our product coverage from approximately 40% to 65% of the types of cutting tools consumed by the world market.

In September, 1997, we acquired Minnesota Twist Drill, Inc., a manufacturer of standard high-speed twist drills which are sold mainly through private branding. Also, in June, 1997, we acquired Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Both businesses, with sales of approximately $10 million each, have been integrated with Talbot.

On December 30, 1998, we acquired Werko, a manufacturer of high-speed steel drills. Located in eastern Germany, Werko has annual sales of approximately $25 million. We believe it is the third largest European producer of high-speed drills.

In addition to our 1998 machine tool divestiture, in December, 1995 we sold our Electronic Systems Division
(ESD). To maintain control system continuity and development, Milacron entered into an extensive seven-year supply contract with the purchaser for electronic controls used on our machinery. Milacron continues to develop and maintain our own applications software. The decision to sell ESD was made to redeploy assets to more strategic businesses.

PRODUCT DEVELOPMENT AND CAPITAL EXPENDITURES
--------------------------------------------

As part of our objective to enhance Milacron's growth potential and global competitiveness, we continue to invest in research and development and in new capital equipment. Research and development investment in 1998 totaled $36.7 million, or 2.4% of sales. Research and development expense totaled $35.6 million in 1997 and $36.4 million in 1996. In 1998, we invested $71.0 million for capital additions in our continuing operations, primarily to install advanced technology and increase productive capacity throughout our operations worldwide. For 1999, we are budgeting an additional $80 million in capital expenditures.

To enhance our research and development effort, we have maintained a major program for product development, process improvement and modernization. This program is named "Wolfpack" because of its emphasis on teamwork and fierce competitiveness. The objectives of Wolfpack are to design and produce new products at world-competitive levels of quality, performance, efficiency and cost. Substantially all of Milacron's current plastics technologies machine designs have been developed using the Wolfpack methodology.

PLASTICS TECHNOLOGIES BUSINESS
------------------------------

We believe Milacron is the largest and broadest-line U.S. producer of plastics machinery and one of the three largest in the world, as well as the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. In 1998, Milacron's plastics technologies segment's sales were $796 million, which included only one quarter's sales for Uniloy. Our plastics technologies business sells plastics machinery and supplies for processing plastics to manufacturers in several key industries, including automotive, construction, electronics, consumer goods and packaging. We believe Milacron offers more varieties of machinery to process plastic than any other U.S. company.

One of our strengths in the plastics machinery business is that we offer complete lines of machines for three major plastics processing technologies: injection molding and systems for extrusion and blow molding. Another strength is our presence in the durable goods market with the production of mold bases, standard components and supplies for the moldmaking industry. Milacron also sells specialty auxiliary equipment for plastics processing and rebuilds and retrofits older injection molding equipment manufactured by Milacron or others.

We distribute all of our plastics machinery products through a combination of a direct sales force and independent agents who are geographically spread throughout our key markets. We sell our mold bases, supplies and components through a distribution network in the U.S. and Europe and through a large network of joint venture sales and service offices in Asia.

Our plastics technologies businesses sell products primarily in North American and Europe. Approximately 17% of the group's 1998 sales were to customers located in the eleven European countries which are participating in a new common currency, the Euro. To date, the introduction of the Euro has not caused any material changes in our competitive position in the plastics industry or the operation of the business. While the future impact of the Euro is uncertain, management does not expect the introduction of the Euro to have a material effect on the business in the future.

PLASTICS TECHNOLOGIES INDUSTRY

The market for plastics machinery and supplies for processing plastics has grown steadily over the past four decades. Plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the transportation, construction, housewares, electrical, and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics technologies market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, machines within the plastics technologies market are subject to economic cycles, but historically to a lesser degree than the machine tools market. In particular, the market for injection molding machines is driven by resin prices and production, the consumer economy and the construction and automotive industries.

Custom molders, which produce a wide variety of components for many industries, are the single largest group of plastics technologies buyers. Other customer categories include the automotive industry, the electrical and packaging industries, the construction industry, manufacturers of housewares and appliances, and producers of consumer goods, toys and medical supplies. Among the factors that affect the plastics technologies market are the health of the consumer economy, residential and commercial construction and automotive production. Because of intense competition from international plastics technologies producers, currency exchange rates also have a significant impact. Fluctuations in the prices of petrochemical feed stocks for resin and subsequent supply of resin may affect the businesses of our customers and, in turn, the market for our products.

Environmental concerns about plastics could slow the growth of the plastics technologies market. However, some plastics raw materials suppliers, machinery makers and processors are developing methods of recycling to address environmental issues. We believe that environmental concerns have not had any discernible negative effect on the market to date. Nevertheless, Milacron, through its membership in The Society of Plastics Industry (an industry trade association) and this association's affiliate, The American Plastics Council, is working with other leading companies within the plastics industry to address the role of plastics in the environment.


MILACRON'S PLASTICS TECHNOLOGIES BUSINESS

Milacron's plastics technologies segment consists of five product lines: injection molding machines; extrusion systems; blow molding systems; standardized mold bases, components, supplies for the plastics injection moldmaking industry; and specialty equipment used in the processing of plastics.

INJECTION MOLDING. We believe Milacron is the largest U.S. producer of injection molding machines. Injection molding is the most common and versatile method of processing plastic, and it is used to make a wide variety of parts and products ranging from housewares and consumer goods to medical supplies and industrial components. Milacron manufactures many types of injection molding machines, almost all of which were developed using Wolfpack principles. The injection molding machine line includes machines powered conventionally (with hydraulics) as well as ones that are driven by servo motors (fully electric). Product standardization (which facilitates part commonality) and the modernization of our manufacturing facilities and methods, as well as increased volumes, have enabled us to achieve significant economies of scale for the production of injection molding machines. We believe these factors have enabled Milacron to become the lowest-cost U.S. producer of these machines.

In November, 1993, Milacron acquired Ferromatik, one of Europe's leading producers of injection molding machines. Ferromatik is recognized for its high-end technology, including multi-color machines, multi-component systems and other specialty applications. The acquisition included the Ferromatik lines of hydraulic and electric injection molding machines and a modern manufacturing facility in Malterdingen, Germany, as well as Ferromatik's marketing, sales and service network. The Ferromatik acquisition expanded our plastics processing technology base and product line and enabled us to achieve our objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets. Ferromatik has provided a complementary fit with Milacron's other injection molding machine businesses.

Milacron has completed a restructuring of Ferromatik designed to derive synergies between Ferromatik and other
Milacron operations and to improve Ferromatik operations through implementation of manufacturing techniques and methods used in our U.S. plastics technologies operations.
The restructuring reduced overall marketing costs through the consolidation of Milacron's former European marketing organization into the Ferromatik marketing organization. We believe that this restructuring has helped, and will continue to help, us achieve our cost reduction goals in both marketing and manufacturing.

In May, 1995, Milacron announced the formation of a joint venture, Cincinnati Milacron Pvt. Ltd. (CMPL), with a group of individuals experienced in the building of plastics machinery in Ahmedabad, India. This operation builds injection molding machines for domestic and world markets. In 1995, CMPL completed the implementation of its product introductions and opened sales offices in major cities of India. In 1998, CMPL completed construction of a new factory in Ahmedabad to support their operations.

In 1997, Milacron formed a separate elektron technologies business unit to develop all-electric injection molding machines for world markets and to build and sell these machines in North America. Machine designs are transferred to Ferromatik for manufacture and sale in world markets.

Milacron opened a new manufacturing area for elektron technologies early in 1998 at our facilities in Cincinnati, Ohio. This business is charged with promoting our leading-edge technology in all-electric injection molding, which, when compared to hydraulic machines, provides lower cost of operation, better repeatability, and elimination of environmental issues associated with use of hydraulic oils.
We believe we are extremely well positioned to lead the industry-wide shift to all-electric technology, which we believe will take place over the next decade.

In May, 1998, Milacron strengthened its market position in vertical insert injection molding machinery by acquiring Autojectors Inc. This Indiana-based operation is one of the largest producers of these machines used to make complex components for the medical, electrical and automotive industries, as well as multi-component items for the sports and leisure industry.

Autojectors has excellent worldwide brand equity and offers customers a wide range of machines, a high percentage of which are customized for end users. Previously, Autojectors built vertical injection molding machines sold under the Milacron name.

BLOW MOLDING SYSTEMS. Milacron is a major global player in blow molding, offering high-volume producers the widest range of plastic blow molding and structural foam and web solutions in the industry. Blow molding is the third-largest and fastest-growing segment of the plastics machinery market. Milacron manufactures and sells many types of blow molding machines and structural foam and web systems used to make a wide variety of products, including rigid consumer packaging, industrial components, outdoor furniture, appliance parts, refuse and shipping containers, and toys. In September, 1998, Milacron acquired Uniloy, which we believe is the largest worldwide producer of blow molding systems, from Johnson Controls, Inc. Uniloy serves three main blow molding markets: HDPE (high density polyethylene) packaging, PET (polyethylene terephthalate) packaging and industrial. Uniloy machines produce containers for milk, juice, water and household chemicals, as well as pharmaceutical and personal care products; industrial components ranging from plastic drums and fuel tanks to plastic pallets; and home items from shutters, screen doors and furniture to dog houses and camping and boating equipment. Also known for aftermarket parts, services, molds and related tooling for blow molding, Uniloy has manufacturing facilities in North America and Europe.

Uniloy greatly expanded our product offerings with reciprocating, rotary, shuttle, USB and IBS series for blow molding containers of all sizes, shapes and tolerances, as well as structural foam and web series for producing large industrial, construction and leisure parts. Milacron also gained a stronger European presence with the acquisition.

EXTRUSION SYSTEMS. Milacron's extrusion systems business consists of the manufacture, sale and distribution of individual extruders and systems comprised of multiple units which are tooled to extrude a specific product in quantity. Such systems take longer to manufacture than injection molding machines. Extrusion systems, which are manufactured in both the U.S. and Austria, include twin-screw extruders and single-screw extruders. We believe we have a strong competitive position in each of these lines, and that we are the largest worldwide maker of twin-screw extruders. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet and window frames. As a result, the business is closely tied to construction market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles and wire and cable applications. In early 1998, Milacron acquired Wear Technology, which expands our replacement business for both new and rebuilt screws.

MOLD BASES AND COMPONENTS. In January, 1996, Milacron completed the acquisition of D-M-E, which we believe is the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. D-M-E serves customers throughout much of the world with ten major manufacturing facilities and several international joint venture operations. Like most of our plastics business, D-M-E serves the largest segment of the market, the injection molding process. D-M-E complements Milacron's other businesses because it provides the mold bases, supplies and components used in the mold apparatus inside injection molding machines. We believe we are achieving synergies in a number of areas, including manufacturing process, technology, marketing and distribution.

In early 1998, Milacron acquired Northern Supply, a regional catalog distribution company. Northern Supply's business is complementary to the catalog business of D-M-E and is being managed by D-M-E.

In October, 1998, Milacron acquired Master Unit Die Products, which we believe is the leading North American maker of quick-change insert mold bases for the plastics industry. These mold bases help OEM and custom molders achieve quicker production changeovers and lower labor and tooling costs for multiple mold programs. Master Unit Die has three frame and insert unit product lines, a quick-change adapter frame for standard mold bases, and a complete line of related components and accessories.

SPECIALTY EQUIPMENT. Milacron sells a variety of specialty equipment used in the processing of plastics products, including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems, all of which are manufactured by third parties to Milacron's specifications. We also rebuild and retrofit older types of injection molding equipment manufactured by Milacron and others, refitting them with new controls and software.

PRODUCTION FACILITIES.

For the plastics technologies segment, Milacron maintains the following principal production facilities:

FACILITY                      PRODUCTS
--------                      --------
Abbiategrasso, Italy          Blow molding machines.

Ahmedabad, India              Injection molding machines.

Batavia, Ohio                 Injection machines, blow
                              molding machines and
                              extrusion systems.

Berlin, Germany (a)           Blow molding machines.

Charlevoix, Michigan          Mold components.

Cincinnati, Ohio              All-electric injection
                              molding machines.

Florence, Italy               Blow molding machines.

Greenville, Michigan (a)      Mold base manufacturing.

Hillside, New Jersey          Special mold base components.

Lewistown, Pennsylvania       Mold components.

Madison Heights, Michigan     Mold base components.

Malterdingen, Germany         Injection molding machines.

Manchester, Michigan          Blow molding machines.

McPherson, Kansas (a)         Extrusion screw coating.

Mechelen, Belgium             Mold base components.

Melrose Park, Illinois        Special mold base components.

Monterey Park, California     Special mold base components.

Mt. Orab, Ohio                Plastics machinery parts.

Neuenstadt am Kocher,         Special mold base components.
 Germany

Shinoli, India                Mold base components.

Vienna, Austria               Extrusion systems.

Windsor, Ontario, Canada      Special machinery for mold
                              bases.

Youngwood, Pennsylvania       Steel processing and mold
                              components.

(a) The Berlin, Germany, Greenville, Michigan and McPherson,
    Kansas plants are leased from unrelated third parties.


SALES, MARKETING AND CUSTOMER SERVICE

Milacron maintains a large direct sales force in the U.S.
for its plastics technologies segment, which it supplements with independent agents. Internationally, Milacron uses both a direct sales force and independent agents. In the U.S., the plastics technologies business uses our Cincinnati, Ohio, headquarters, as well as sales and service centers in Allentown, Pennsylvania; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Leominster, Massachusetts; and Los Angeles, California to market our products and provide customer support and training. Through our Austrian and Ferromatik subsidiaries, we have an extensive sales, marketing, service and distribution system throughout Europe. D-M-E operates through catalog and telemarketing sales, as well as distribution centers strategically located in industrial and manufacturing areas where most injection molding takes place. Distribution is through a broad network in the U.S. and Europe. In Asia, D-M-E sells through a large network of joint venture sales and service offices. In 1997, we formally dedicated a new sales and marketing office in Singapore and expect to continue to expand our presence in this region.

COMPETITION

The markets for plastics technologies in North America and worldwide are highly competitive and are made up of a number of U.S., European and Asian competitors. We believe Milacron has a significant share of the U.S. market for the types of products it produces, and that we are the broadest-line manufacturer of equipment, supplies and systems for plastics processing in the world. Our competitors vary in size and resources; some are larger than us, most are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are: product features, technology, quality, performance, reliability, speed of delivery, price and customer service. The Wolfpack program is designed to maintain and enhance our competitive position worldwide with respect to each of these competitive factors. In addition, we focus on new product development, the containment of costs, maintaining competitive market pricing and expanded marketing in order to maintain and grow our presence in the market.

CUTTING PROCESS TECHNOLOGIES BUSINESS
-------------------------------------

Milacron produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets, in total representing over 150,000 different products. In 1998, sales for our cutting process technologies segment were $718 million. We believe Milacron is a leader in many new product technologies, including synthetic lubricants, use of synthetic ceramic abrasives, high-performance cutting tool coatings, and product designs using computer modeling. Over 75% of this segment's sales are of consumable products and components. Consumable products are depleted during the process for which they are used, offering us a continuous opportunity to sell replacement products to our customers. We believe that Milacron's cutting process technologies business complements our plastics machinery businesses, because the cutting process technologies business is exposed to less pronounced business cycles.

Our cutting process technologies businesses sell products primarily in North America, Europe and Asia. Approximately 29% of the group's 1998 sales were to customers located in the eleven European countries which are participating in a new common currency, the Euro. To date, the introduction of the Euro has not caused any material changes in our competitive position in the industry or the operation of the business. Management recognizes that we, along with our competitors, could experience adverse price realization over the longer term as a result of price transparency associated with single currency pricing in those countries. While the future impact of the Euro is uncertain, we do not expect this to have a material adverse effect on Milacron.

CUTTING PROCESS TECHNOLOGIES INDUSTRY

Milacron's cutting process technologies business participates in a $35 billion world market, which has historically grown at a rate approximating the growth of the world GDP. Milacron's products address approximately $20 billion of this market. We have the heaviest market penetration in the U.S. and Europe, and in the case of metalcutting tools, India. We serve customers in the industrial components and machinery, automotive and electrical industries, as well as job shops.

MILACRON'S CUTTING PROCESS TECHNOLOGIES BUSINESS

METALCUTTING TOOLS (CARBIDE INSERTS AND ROUND TOOLS). Metalcutting tools are made of carbide, steel and other materials and include systems to hold metalcutting tools. They are used on machine tools for use in a wide variety of metalcutting operations. We believe that through our WidiaValenite and Talbot businesses, we are the second-largest producer of carbide metalcutting tool systems in the U.S. and the third-largest worldwide. In addition, we believe that we are also the third-largest producer of round tools in North America. Valenite manufactures over 38,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling, and standard and special steel insert holders. Valenite has an excellent market position in the automotive, off-road vehicle and truck industries and has strong market positions in carbide wear parts for metalforming and in products requiring the wear and corrosion-resistant properties of tungsten carbide.

In February, 1995, Milacron completed the acquisition of Widia, a major European metalcutting tool maker with key production facilities in Germany and other Western European countries. Widia also owns a 51% interest in Widia (India) Ltd., an Indian public company. Widia's product lines include tungsten carbide cutting tool inserts and steel insert holders needed for metalcutting operations, carbide wear parts used in forming and stamping metal, and both soft and permanent industrial magnets, used in automotive and other applications.

In 1995, Milacron initiated a $28 million plan to integrate certain Valenite and Widia operations, primarily in Europe and Japan. This plan involved the closing of two manufacturing plants, the downsizing of another plant, as well as the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. In total, the execution of the plan has resulted in the elimination of over 370 production and administrative personnel. As a result, Milacron is achieving annual cost savings in excess of $20 million. In addition, a global management organization was announced in 1998, as described on page 4.

In July, 1995, we completed the acquisition of Talbot, a major supplier of round high-speed steel and carbide metalcutting tools. Talbot is the largest U.S. producer of end mills, as well as a leading tap producer. With annual sales at that time of approximately $40 million, Talbot enabled us to enter the market for round tools, including high-speed steel and carbide end mills, taps, countersinks, counterbores and reamers. These products are highly complementary to the products made by WidiaValenite. We expect to expand Talbot products into non-U.S. markets.

To further broaden our product coverage in the round metalworking tooling business, we made two smaller acquisitions in 1997: Minnesota Twist Drill, Inc., a manufacturer of standard high-speed twist drills in its Chisholm, Minnesota plant and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills located in Pittsfield, Massachusetts. These acquisitions are highly complementary to our Valenite and Talbot product lines and broaden our already extensive product offerings in the market place. In 1998, we initiated a $15 million expansion program, which includes a second plant for Data Flute, a doubling of production capacity at Minnesota Twist Drill and the expansion of a Talbot facility.

In December 1998, we acquired Werko, the German high-speed steel drill and tap producer, in order to enter the European market for round tools. Werko also gives us a full line of high-speed steel drills in metric sizes and completes our inch-sized line.

METALWORKING FLUIDS. Metalworking fluids are proprietary chemical compounds and emulsions used as lubricants, coolants and corrosion inhibitors in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings, as well as general metalworking shops. Milacron is a full-line supplier, offering water-based fluids (synthetics), water-based oil-bearing fluids (semi-synthetics) and oil-based fluids. Over the last four years, Milacron expanded its lines of soluble oils, base oils and synthetic fluids. Milacron has marketed these products under the Cimcool brand since the mid-1940s. With the acquisitions of Valenite and Widia, we developed two additional brands of fluids. In 1994, we introduced the Valcool brand, which is designed to work with all metalcutting tools and is being marketed through Valenite's market channels. In 1996, we introduced the Widacool line of fluids in Europe, which we are selling through Widia's market channels.

Milacron also is a leader in providing comprehensive chemicals management programs. This involves our engineers working full-time on site at the customer's plant to oversee and optimize all wet chemistry, including metalworking fluids, used in the plant.

PRECISION GRINDING WHEELS. Grinding wheels are rotating tools made of granular abrasive materials bonded together with vitreous or resin materials. They are used by manufacturers in the metalworking industry. We believe that Milacron is now the second-largest U.S. producer of grinding wheels. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains, aerospace engines and bearings, as well as general metalworking machine shops. Milacron designs and manufactures a wide variety of precision abrasive grinding wheels, including resin-bonded, vitrified, cubic boron nitride (CBN), diamond and synthetic ceramic abrasive types.

We believe, based on tests in our laboratories, as well as in customer plants, that Milacron's proprietary formulae, our modern production equipment and our techniques for manufacturing precision grinding wheels give us advantages in terms of product quality, lower production costs and faster deliveries. We believe that Milacron has also benefited from technologies common to both grinding wheels and metalcutting fluids. We have lowered our production costs, in part, by finishing some of our wheels on CNC
(computer numeric control) machines designed and built by our former machine tool business.

CARBIDE WEAR PARTS. Carbide wear parts represent various components made from sintered tungsten carbide having physical properties of extreme hardness, wear resistance and resistance to chemical activity. Valenite and Widia manufacture three types of carbide wear parts: tooling components for metalforming, carbide rod for use in round tools, and metalforming and general wear parts to resist frictional wear and chemical activity.

INDUSTRIAL MAGNETS. Widia is a leader in injection molded plastic bonded magnets. Widia manufactures permanent industrial magnets and magnetic circuits for automotive, electrical and other industrial applications, as well as soft magnets for the telecommunications and construction industries.

PRODUCTION FACILITIES

For its cutting process technologies segment, Milacron maintains the following principal production facilities:

FACILITY                          PRODUCTS
--------                          --------
Altenburg, Germany                Taps.

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

Konigsee, Germany (a)             High-speed drills and
                                  taps.

Lichtenau, Germany                Steel insert holders.

Millersburg, Pennsylvania
 (2 plants)                       End mills, taps and
                                  counterbores.

Nogales, Mexico (a)               Resin grinding wheels.

Patancheru, India                 Rock tools.

Pittsfield, Massachusetts         Carbide end mills.
 (2 plants)

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

Westminster and Seneca,
South Carolina (6 plants)         Carbide and diamond
                                  inserts.



(a) The Gainesville, Texas plant; Konigsee, Germany plant; Nogales, Mexico plant; Tokyo, Japan plant; Sinsheim, Germany plant; Valley View, Ohio plant; and three plants in the Detroit, Michigan (metro area) are leased from unrelated third parties.



SALES, MARKETING AND CUSTOMER SERVICE

Our cutting process technologies business generally sells its products under multiple brands through parallel market channels, using direct sales, industrial distributors, agents and manufacturers' representatives, as well as industrial catalog sales. Most of our sales are of products that we manufacture and sell under company-owned brands. In addition, we sell our products under the brand names of other companies through their own market channels. We also use Milacron brand names to sell products that are made by other companies.

At the beginning of 1999, we launched our "Milpro" initiative to reach a potentially large market: 117,000 small U.S. metalworking job shops. "Milpro" includes "MILPRO Mobile Tool Cribs," a planned nationwide network of truck routes to provide delivery of on-site sales and value-added services. We also introduced a business-to-business commercial web site for heavy industry. We believe that the "Milpro" initiatives could begin to make significant revenue contributions within three to five years.

COMPETITION

We have many competitors for metalcutting tools but only two have higher worldwide sales. Our main global competitors in our metalworking fluids business are large petrochemical companies and smaller companies specializing in similar fluids. There are a few large competitors in the U.S. grinding wheel market, one of which is significantly larger than Milacron. Principal competitive factors in these markets include market coverage, technology, performance, delivery, price and customer service.

PATENTS
-------

Milacron holds a number of patents, none of which is material to any business segment.

EMPLOYEES
---------

Excluding machine tools, Milacron employed an average of 10,993 people in 1998, of whom 5,576 were employed outside the U.S. As of year-end 1998, we employed 11,855 people.

Backlog
-------

The backlog of unfilled orders was $247 million at the end of 1998 and $196 million at the end of 1997. The backlog at year-end 1998, substantially all of which is expected to be delivered in 1999, is believed to be firm.

SEGMENT INFORMATION
-------------------

Financial data for the past three years for the company's business segments are shown in the following tables.


(In millions)                                  Fiscal Year
                                   -------------------------------
                                       1998       1997        1996
                                   --------   --------    --------
Sales
-----
 Plastics technologies             $  796.4   $  735.7    $  662.4
 Cutting process technologies         718.3      703.0       695.5
                                   --------   --------    --------
  Total sales                      $1,514.7   $1,438.7    $1,357.9
                                   ========   ========    ========

Backlog of unfilled orders
--------------------------
 Plastics technologies             $  142.8   $   89.5    $  105.6
 Cutting process technologies         103.6      106.2       107.0
                                   --------   --------    --------
  Total backlog                    $  246.4   $  195.7    $  212.6
                                   ========   ========    ========

Operating earnings
------------------
 Plastics technologies             $   80.3   $   59.7    $   59.2
 Cutting process technologies          82.2       81.2        73.7
 Corporate expenses                   (18.9)     (17.2)      (16.8)
 Other unallocated expenses (a)        (5.7)      (5.8)       (5.7)
                                   --------   --------    --------
  Operating earnings                  137.9      117.9       110.4
 Interest expense - net               (30.7)     (27.5)      (30.9)
                                   --------   --------    --------
  Earnings from continuing
   Operations before income
   taxes and minority
   shareholders'interests          $  107.2   $   90.4    $   79.5
                                   ========   ========    ========

Assets
------
 Plastics technologies             $  882.8   $  587.2    $  591.8
 Cutting process technologies         547.2      476.8       452.0
                                    1,430.0    1,064.0     1,043.8
                                   --------   --------    --------
 Discontinued machine
  tools segment                         -        246.6       233.0
 Cash and cash equivalents             48.9       25.7        27.8
 Receivables sold                     (63.1)     (75.0)      (75.0)
 Deferred income taxes                 55.0       54.4        35.1
 Unallocated corporate and other       86.3       76.8        71.6
                                   --------   --------    --------
  Total assets                     $1,557.1   $1,392.5    $1,336.3
                                   ========   ========    ========

Capital expenditures
--------------------
 Plastics technologies             $   29.6   $   26.0    $   19.9
 Cutting process technologies          38.8       33.9        27.9
 Unallocated corporate                  2.4        2.0         2.3
                                   --------   --------    --------
                                       70.8       61.9        50.1
 Discontinued machine tools
  segment                              10.6       17.6        15.1
                                   --------   --------    --------
  Total capital expenditures       $   81.4   $   79.5    $   65.2
                                   ========   ========    ========

Depreciation and amortization
-----------------------------
 Plastics technologies             $   26.6   $   21.9    $   20.3
 Cutting process technologies          23.3       23.0        23.0
 Unallocated corporate                  1.5        2.9         2.9
                                   --------   --------    --------
                                       51.4       47.8        46.2
 Discontinued machine tools
  segment                               6.0        5.9         4.7
                                   --------   --------    --------
  Total depreciation
    and amortization               $   57.4   $   53.7    $   50.9
                                   ========   ========    ========




(a) Includes financing costs related to the sale of accounts receivable.


Geographic Information
----------------------

The following table summarizes the company's U.S. and non-
U.S. operations.

Sales of U.S. operations include export sales of $180.5 million in 1998, $168.0 million in 1997, and $141.1 million in 1996.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $672.3 million, $678.1 million, and $689.3 million in 1998, 1997 and 1996, respectively.

                                      Fiscal Year
                             ----------------------------
(In millions)                   1998       1997      1996
                            --------   --------  --------
Sales (a)
--------
 United States              $  912.7   $  845.3  $  719.2
 Non-U.S. operations
  Germany                      235.6      219.5     249.3
  Other western Europe         252.2      248.2     271.6
  Asia                          74.5       87.1      82.2
  Other                         39.7       38.6      35.6
                            --------   --------  --------
    Total sales             $1,514.7   $1,438.7  $1,357.9
                            ========   ========  ========

Noncurrent assets
-----------------
 United States              $  542.3   $  377.7  $  347.8
 Non-U.S. operations
  Germany                      108.6       80.7      92.6
  Other western Europe         117.9       78.9      82.7
  Asia                          18.4       17.8      15.1
  Other                          7.5        6.1       5.3
  Discontinued operations        -         64.4      55.5
                            --------   --------  --------
    Total noncurrent assets $  794.7   $  625.6    $599.0
                            ========   ========  ========


(a) Sales are attributed to specific countries or geographic areas based on the origin of the shipment.




EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in accordance with the provisions for Part III, Item 10:



                                                 Positions Held During
Name and Age            Position                   Last Five Years
------------            --------                 --------------------
Daniel J. Meyer         Chairman, President      Elected Chairman and Chief
     (62)                And Chief Executive     Executive Officer in
                         Officer, Director       November, 1991. During 1997,
                                                 was also elected President of
                                                 the company.  Has served as
                                                 Director since 1985.  Also,
                                                 is a member of the Executive
                                                 Committee.

Ronald D. Brown         Senior Vice President    Elected Senior Vice President -
     (45)                Finance and             Finance and Administration
                         Administration and      and Chief Financial Officer
                         Chief Financial         in 1998. Prior thereto was
                         Officer                 Vice President - Finance and
                                                 Administration and Chief
                                                 Financial Officer from
                                                 1997 and Vice President -
                                                 Finance and Chief Financial
                                                 Officer from 1993.

Harold J. Faig          Group Vice President-    Elected Group Vice
     (50)                Plastics Technologies   President - Plastics
                                                 Technologies in February, 1994.
                                                 Prior thereto was Vice
                                                 President - Injection Molding
                                                 from 1990.

Alan L. Shaffer (a)     Group Vice President-    Elected Group Vice
     (48)                Industrial Products     President - Industrial
                                                 Products in 1986.

James R. Christie (a)   Vice President-          Elected Vice President -
     (53)                Industrial Products     Industrial Products in 1997.
                                                 Has served as President of
                                                 Valenite since 1993.

William J. Gruber       Vice President -         Elected Vice President -
     (45)                U.S. Plastics           U.S. Plastics Technologies
                         Technologies            in 1996.  Prior thereto was
                                                 Manager of U.S. Plastics
                                                 Technologies from 1995 and
                                                 General Manager, Products
                                                 Division from 1984.


Barbara G. Kasting      Vice President-          Elected Vice President -
     (46)                Human Resources         Human Resources in 1997.
                                                 Prior thereto was Assistant
                                                 Treasurer from 1995, Director
                                                 of Treasury Operations from
                                                 1994, and Corporate Quality
                                                 Manager from 1992.

Richard L. Kegg (b)     Vice President -         Elected Vice President -
     (63)                Technology and          Technology and
                         Manufacturing           Manufacturing
                         Development             Development in 1993.


Robert P. Lienesch (c)  Vice President           Elected Vice President and
     (53)                and Treasurer           Treasurer in 1998.  Prior
                                                 thereto was Controller from
                                                 1989.


James M. Stergiopoulos  Vice President-          Elected Vice President -
     (60)                Plastics                Plastics Technologies Europe
                        Technologies, Europe     in 1995.  Prior thereto was
                                                 Director, Plastics Technologies
                                                 Europe from 1994 and General
                                                 Manager, Milacron
                                                 Austria from 1987.

Wayne F. Taylor (d)     Vice President-          Elected Vice President -
     (55)                General Counsel and     General Counsel and
                         Secretary               Secretary in 1990.

Jerome L. Fedders (e)   Controller               Elected Controller in 1998.
     (55)                                        Prior thereto was Group
                                                 Controller, Plastics
                                                 Technologies from 1994.


Notes:

Parenthetical figure below name of individual indicates age at most recent birthday prior to December 31, 1998.

There are no family relationships among the executive officers of the Registrant.

Officers of the company are elected each year by the Board of Directors.

(a) In March, 1999, the company changed the name of its industrial products segment to the cutting process technologies segment. In connection with this change, Alan
    L. Shaffer's title was changed to Group Vice President -
    Cutting Process Technologies and James R. Christie's title was changed to Vice President - Cutting Tools.

(b) Richard L. Kegg has announced his intention to retire on April 30, 1999.

(c) Robert P. Lienesch succeeds Kenneth W. Mueller who retired from the company as Treasurer and Assistant
    Secretary on April 30, 1998.

(d) Wayne F. Taylor retired on February 28, 1999. Hugh C.
    O'Donnell was elected Vice President, General Counsel and
    Secretary effective March 1, 1999.

(e) Jerome L. Fedders succeeds Robert P. Lienesch who was elected Vice President and Treasurer effective April 30,
    1998.



ITEM 2.   PROPERTIES

As part of the sale of the machine tools business, we sold our corporate headquarters building. We plan to move this summer into a new headquarters building which is currently under construction. The facility, which will be leased from a third party, is located approximately 2 miles north of downtown Cincinnati, Ohio.

The remaining information required by Item 2 is included in
Part I on pages 9 and 13 of this Form 10-K.


ITEM 3.   LEGAL PROCEEDINGS

In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of 1998.


PART II
-------

ITEM. 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS


The company's common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of March 12, 1999, there were approximately 5,470 holders of record of the company's common shares. The company's preferred shares are not actively traded.

The table below shows the price range of the common shares for 1997 and 1998, as reported by the New York Stock
Exchange. Cash dividends of $.09 per common share were paid for the first two quarters of 1997. A cash dividend of $.12 per common share was paid for the third and fourth quarters of 1997 and for each quarter of 1998. In addition, cash dividends of $1.00 per preferred share were paid in each quarter of 1997 and 1998.


                                             COMMON    STOCK
                                              PRICE    RANGE
                                          ---------   ------

FISCAL 1997, QUARTER ENDED                  HIGH         LOW
                                          ------      ------
March 22                                  $23.63      $19.13
June 14                                    25.50       17.88
October 4                                  28.38       23.88
December 27                                29.88       24.38

FISCAL 1998, QUARTER ENDED
March 31                                  $32.06      $23.19
June 30                                    33.75       23.38
September 30                               24.88       15.13
December 31                                23.31       14.50



ITEM 6.  SELECTED FINANCIAL DATA



(Dollars in millions, except per-share amounts)

                                  1998       1997       1996       1995       1994
                              --------   --------   --------   --------     ------

SUMMARY OF OPERATIONS
---------------------

Sales from continuing
 operations                   $1,514.7   $1,438.7   $1,357.9   $1,240.3     $858.6
Cost of products sold          1,092.3    1,051.5      994.5      909.2      642.3
                              --------   --------   --------   --------     ------
Manufacturing margins            422.4      387.2      363.4      331.1      216.3
Other costs and expenses
 Selling and
  Administrative                 271.6      259.9      250.3      226.4      152.2
 Integration charge                -          -          -          9.8 (a)    -
 Gain (loss) on
  disposition of
  business                         -          -          -         (5.0)(b)    -
 Other-net (c)                    12.9        9.4        2.7       10.7        5.1
                              --------   --------   --------   --------     ------

  Total other costs
   and expenses                  284.5      269.3      253.0      241.9      157.3
                              --------   --------   --------   --------     ------

Operating earnings               137.9      117.9      110.4       89.2       59.0
Interest
  Income                           2.5        2.4        4.8        3.2        2.6
  Expense (c)                    (33.2)     (29.9)     (35.7)     (29.4)     (19.4)
                              --------   --------   --------   --------     ------
    Interest-net                 (30.7)     (27.5)     (30.9)     (26.2)     (16.8)
                              --------   --------   --------   --------     ------
Earnings from continuing
 operations before income taxes
 and minority shareholders'
 interests                       107.2       90.4       79.5       63.0       42.2
Provision for income
 taxes                            28.1       17.0       22.6       15.3       11.0
                              --------   --------   --------  ---------    -------

Earnings from continuing
 operations before minority
shareholders' interests           79.1       73.4       56.9       47.7       31.2
Minority shareholders'
 interests in earnings of
 subsidiaries (c)                  3.7        4.3        3.1        2.3        -
                              --------   --------   --------  ---------    -------
Earnings from continuing
 operations                       75.4       69.1       53.8       45.4       31.2
Discontinued operations
 net of income taxes
  Earnings from
   operations                      1.3       11.5       12.5       60.2 (d)    6.5
Loss on sale                     (35.2)       -          -          -          -
                              --------   --------  ---------  ---------    -------
 Total discontinued
  operations                     (33.9)      11.5       12.5       60.2        6.5
                              --------   --------  ---------  ---------    -------

Net earnings                  $   41.5   $   80.6   $   66.3      105.6       37.7
                              ========   ========   ========  =========    =======

Earnings per common share
  Basic
   Continuing operations     $   1.93   $   1.74   $   1.42  $    1.33     $   .93   Discontinued operations       (.87)       .29

                              --------   --------   --------  ---------    -------
   Net earnings               $   1.06   $   2.03   $   1.75  $    3.11    $  1.12
                              ========   =========  ========  =========    =======
 Diluted
   Continuing operations      $   1.91   $   1.72   $   1.41   $   1.32    $   .92
   Discontinued operations        (.86)       .29        .33   $   1.75    $   .19
                              --------   --------   --------   --------    -------
   Net earnings               $   1.05   $   2.01   $   1.74   $   3.07    $  1.11
                              ========   =========  ========   ========    =======


Note: The amounts presented above for years 1994 through 1997 have been restated to reflect the presentation of the company's machine tools segment as a discontinued operation. The segment was sold on October 2, 1998.


See notes (a) - (d) on page 22.




(Dollars in millions, except employees and per-share amounts)


                                 1998       1997        1996       1995      1994
                             --------   --------    --------   --------    ------
Financial Position
 at Year End
------------------

Working capital               $  179.6   $  325.7   $  318.3   $  392.7    $151.4
Property, plant and
 equipment-net                   350.9      343.1      319.1      265.5     198.8
Total assets                   1,557.1    1,392.5    1,336.3    1,173.7     787.6
Long-term debt                   335.7      304.2      301.9      332.2     143.0
Total debt                       520.9      371.7      372.8      355.8     226.9
Shareholders' equity             476.6      471.9      446.2      270.7     157.8
 Per common share                12.45      11.77      11.06       7.72      4.50


Other Data
----------

Dividends paid to common
 shareholders                     18.8       16.8       13.4       12.3      12.2  Per common share                 .48        .42
Capital expenditures              81.4       79.5       65.2       52.3      43.0
Depreciation and
 amortization                     57.4       53.7       50.9       43.6      28.6
Backlog of unfilled
 orders at year-end (e)          246.5      195.6      212.2      226.7     169.7
Employees (average) (e)         10,993     10,450     10,466      8,840     5,812



(a) Represents a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.

(b) Represents a gain of $5.0 million ($4.0 million after tax) on the sale of the company's American Mine Tool business.

(c) Beginning in 1998, expense for minority shareholders' interests in the earnings of subsidiaries, which was previously included as a component of operating earnings, is presented as a separate component of earnings from continuing operations after income taxes. Also beginning in 1998, amortization expense related to deferred debt issuance costs has been reclassified from other costs and expenses-net to interest expense. Amounts for prior years have been reclassified to conform to the 1998 presentation.

(d) Earnings from discontinued operations includes a gain of $66.0 million ($52.4 million after tax) on the sale of the company's Electronic Systems Division.

(e)  Restated to exclude discontinued machine tools segment.




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Milacron operates in two business segments: plastics technologies and cutting process technologies (formerly industrial products).

DISCONTINUED OPERATIONS

On October 2, 1998, we completed the sale of our machine tools group (MTG) for proceeds of approximately $185 million, subject to post-closing adjustments. The after-tax loss on the sale of $35.2 million ($45.9 million before income taxes), or $.90 per share, was recorded in the third quarter of 1998. MTG consists largely of aerospace systems and stand-alone machinery for general metalworking. All comparisons of "results of operations" in this Management's
Discussion and Analysis have been restated to exclude the historical operations of MTG.

COMPARABILITY OF FINANCIAL STATEMENTS

Beginning in the first quarter of 1998, Milacron changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31st to a calendar year ending on December 31st of each year. In 1998, the transition year, the company's fiscal year began December 28, 1997 and ended on December 31, 1998. The change did not have a material effect on financial condition, results of operations, or cash flows for the year 1998.


RECLASSIFICATION OF FINANCIAL STATEMENT

Beginning in 1998, expense for minority shareholders' interests in the earnings of subsidiaries, which was previously included as a component of operating earnings in the Consolidated Statement of Earnings, is presented as a separate component of earnings from continuing operations after income taxes. Also beginning in 1998, amortization expense related to deferred debt issuance costs has been reclassified from other costs and expenses-net to interest expense. Amounts for prior years have been reclassified to conform to the 1998 presentations.

ACQUISITIONS

In February, 1998, we acquired Wear Technology and Northern Supply. Wear Technology is a McPherson, Kansas company with annual sales of approximately $10 million which primarily serves the aftermarket for new and rebuilt twin screws for extrusion systems. Northern Supply, with annual sales of approximately $5 million, offers supplies to plastics processors for injection molding, blow molding and extrusion through distribution centers in Minneapolis, Minnesota and Charlotte, North Carolina.

In May, 1998, Milacron acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately $20 million, Autojectors operates through two manufacturing facilities near Fort Wayne, Indiana.

Effective September 30, 1998, Milacron acquired Master Unit Die Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales in excess of $10 million.

Also on September 30, 1998, Milacron acquired the assets of Uniloy, the plastics machinery division of Johnson Controls, Inc., for approximately $190 million, subject to post-closing adjustments. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had sales of more than $190 million for the fiscal year ending on September 30, 1998, and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blowmolding.

On December 30, 1998, Milacron acquired Werkzeugfabrik GmbH
Konigsee (Werko), a manufacturer of high-speed steel drills.
Located in eastern Germany, Werko has annual sales of approximately $25 million.

With the exception of Werko, all of the businesses purchased in 1998 are included in the plastics technologies segment from the respective dates of acquisition. In the aggregate, these acquisitions had the effect of increasing 1998 new orders and sales by $72 million and $73 million, respectively, in relation to 1997. Werko is included in the Consolidated Balance Sheet at December 31, 1998, and will be included in the operating results of the cutting process technologies segment beginning in 1999.

In 1997, Milacron acquired two businesses: Data Flute CNC in June and Minnesota Twist Drill in September. Both businesses are included in the cutting process technologies segment. These acquisitions resulted in an increase in new orders and sales in 1997 of approximately $8 million in relation to 1996.

In January, 1996, Milacron acquired D-M-E, which is included in the company's plastics technologies segment for eleven months of 1996.

All of the acquisitions were financed by the use of available cash and bank borrowings and have been accounted for under the purchase method of accounting.

PRESENCE OUTSIDE THE U.S.

In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In 1998, markets outside the U.S. represented the following percentages of consolidated sales: Europe 29%; Asia 7%; Canada and Mexico 6%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders' equity. In 1997 and early 1998, the British pound was somewhat stable in relation to the U.S. dollar while the German mark continued to weaken. However, during the second quarter of 1998, the German mark also stabilized and then strengthened slightly. As a result, Milacron experienced favorable currency translation effects on new orders and sales of about $5 million in 1998. The effect on earnings from continuing operations was not significant. There was a $4 million increase in shareholders' equity due to foreign currency translation effects in 1998. This amount excludes $17 million of unfavorable currency translation effects that are included in the loss on the sale of MTG.

If non-U.S. currencies should weaken against the U.S. dollar in future periods, Milacron will experience a negative effect on translating non-U.S. new orders, sales and, possibly, net earnings in the future when compared with historical results.


1998 COMPARED TO 1997


NEW ORDERS AND BACKLOG

New orders in 1998 were $1,512 million, which represented a $91 million, or 6%, increase from $1,421 million in 1997.
Excluding the effect of acquisitions, new orders were $7 million higher in 1998. Orders for plastics technologies products increased by $78 million, or 11%; excluding the acquisitions, orders increased by approximately 1%. Orders for cutting process technologies products increased by $13 million, or 2%; excluding the effect of the 1997 acquisitions, new orders were flat, due principally to the General Motors strike.

U.S. export orders were $178 million in 1998 representing a 14% increase from $156 million in 1997. Uniloy accounted for about one half of the increase.

The company's backlog of unfilled orders totaled $247 million at December 31, 1998. This compares to $196 million at December 27, 1997, and $212 million at December 28, 1996.


SALES

Sales in 1998 were $1,515 million, which represented a $76 million, or 5%, increase from $1,439 million in 1997.
Excluding the effect of acquisitions, consolidated sales decreased modestly in relation to 1997. Sales of plastics technologies products increased by $61 million, or 8%. The segment's sales include an incremental $73 million related to 1998 acquisitions. Sales of cutting process technologies products increased by $15 million, or 2%; excluding the effect of the 1997 acquisitions, sales in 1998 approximated the 1997 amount.

Export sales were $181 million in 1998 compared to $168 million in 1997. The 1998 amount includes $13 million for Uniloy.

Sales of both segments to non-U.S. markets, including exports, totaled $672 million, a decrease in 1998 of $6 million. In 1998 and 1997, products manufactured outside the U.S. approximated 40% and 41% of sales, respectively, while products sold outside the U.S. approximated 44 % and 47 % of sales, respectively.

MARGINS, COSTS AND EXPENSES

The manufacturing margin percent of 27.9% in 1998 increased from 26.9% in 1997. Margins for both segments showed improvement in both the U.S. and in Europe. In 1997, margins in the plastics technologies segment had been held back by pricing pressure on U.S.- built injection molding machines, which began to ease in the third quarter of that year.

Total selling and administrative expense increased in amount in relation to 1997. However, these expenses decreased modestly in 1998 as a percentage of sales due to increased sales volume.

Other expense-net, including amortization of goodwill, increased to $12.9 million in 1998 from $9.4 million in 1997. The 1998 amount includes severance expenses totaling approximately $6.7 million relating to approximately 185 employees at Widia, the company's European cutting tool company and at the company's extrusion machinery facility in Austria. As a result of these and other actions at Widia and in Austria, we expect to achieve annualized pretax savings of approximately $8.0 million, which began to phase-in during the fourth quarter of 1998 for Widia and which will phase-in during 1999 in Austria. The 1997 expense included severance expenses of approximately $2.0 million relating to Ferromatik, the company's German injection molding machine subsidiary. Annual cost savings from this and other cost reduction measures at Ferromatik were approximately $3.5 million.

Interest expense-net, including amortization of debt issuance costs, increased in 1998 due primarily to higher average debt levels associated with acquisitions.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY SHAREHOLDERS' INTERESTS

Earnings before income taxes and minority shareholders' interests of $107.2 million in 1998 exceeded the $90.4 million earned in 1997 by $16.8 million, or 19%. As a percentage of sales, pretax earnings improved significantly from 6.3% to 7.1%, which is largely the result of improved manufacturing margins as discussed above.


INCOME TAXES

The provision for income taxes in 1998 and 1997 includes
U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S.

Milacron entered both years with sizeable net operating loss
(NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and reversed when it is determined to be more likely than not that the related deferred tax assets will be realized. The reversal of these valuation allowances, as described more fully in the notes to the consolidated financial statements, serves to reduce the effective tax rate. Valuation allowances subject to future reversal were $28 million at year-end 1998, including $13 million related to Werko. We anticipate that these valuation allowances will be approximately $12 to $15 million at year-end 1999.

The effective tax rate for 1999 is expected to increase to within a range of approximately 30-33%. However, the tax rate will ultimately be contingent on the mix of earnings between tax jurisdictions and other factors that cannot be predicted with certainty at this time.


EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations, net of minority shareholders' interests, were $75.4 million, or $1.91 per share (diluted), in 1998 compared with $69.1 million, or $1.72 per share (diluted), in 1997. The increase in earnings is caused by improved operating margins offset by higher interest cost and a higher effective tax rate.

DISCONTINUED OPERATIONS

In 1998, discontinued operations includes a provision for the loss on the sale of MTG of $35.2 million, or $.90 per share (diluted), and after-tax earnings from operations of $1.3 million, or $.04 per share (diluted).


NET EARNINGS

For 1998, net earnings were $41.5 million, or $1.05 per share (diluted), compared to $80.6 million, or $2.01 per share (diluted), for 1997. The most significant items affecting the net earnings comparison between years was the loss on the sale of MTG and its lower operating earnings in 1998 prior to the sale.


1997 COMPARED TO 1996

NEW ORDERS AND BACKLOG

New orders in 1997 were $1,421 million, which represented an $82 million, or 6%, increase from $1,339 million in 1996. Orders for plastics technologies products increased by $65 million, or 10%, principally due to increased orders for U.S.-built injection molding machines. Orders for cutting process technologies products increased by $17 million, or 2%, of which $8 million resulted from the 1997 acquisitions. Excluding the effect of acquisitions and foreign currency translation effects, new orders increased for this segment by 9% as all major U.S. product lines showed improvement.

U.S. export orders were $156 million in 1997 compared to $146 million in 1996.

The company's backlog of unfilled orders totaled $196 million at December 27, 1997. This compares to $212 million at December 28, 1996.


SALES

Sales in 1997 were $1,439 million, which represented an $81 million, or 6%, increase over 1996. This increase was caused principally by internal growth in the plastics technologies segment. Sales in 1997 were adversely affected by $75 million of unfavorable currency translation effects. Excluding the acquisitions and currency translation effects, sales increased by 11%.

Sales of plastics technologies increased by $73 million, or 11%, primarily due to increased sales of U.S.-built injection molding machines. Cutting process technologies sales increased by $8 million, or 1%. However, after excluding the acquisitions and currency translation effects, sales increased by $42 million, or 6%.

Sales of both segments to non-U.S. markets totaled $678 million, a decrease in 1997 of $11 million. In 1997 and 1996, products manufactured outside the U.S. approximated
41% and 47% of sales, respectively, while products sold outside the U.S. approximated 47% and 51% of sales, respectively.

MARGINS, COSTS AND EXPENSES

Manufacturing margins as a percent of sales were 26.9% in 1997 and 26.8% in 1996. Margins for cutting process technologies products improved in 1997, while margins for plastics technologies products were depressed through the first three quarters of 1997 due to pricing pressures on U.S.-built injection molding machines. The segment's margins improved in the fourth quarter of 1997.

Total selling and administrative expense increased in amount, as expected, due to increases in certain selling costs that vary with sales levels. Administrative expenses increased modestly. As a percent to sales, selling expense declined to approximately 16% of sales and administrative expenses remained at approximately 2% of sales.

Other expense net increased to $9.4 million in 1997 from $2.7 million in 1996. The increase was caused primarily by the absence of favorable settlements of legal claims that are included in the 1996 amount and the inclusion of severance expense of approximately $2.0 million in the first quarter of 1997 relating to approximately 60 employees at Ferromatik, the company's German injection molding machine subsidiary.

Interest expense net of interest income was $27.5 million in 1997 compared with $30.9 million in 1996. The decrease was due to lower average debt levels and lower borrowing rates as well as the effects of foreign currency translation.


EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
MINORITY SHAREHOLDERS' INTERESTS

Earnings before income taxes and minority shareholders' interests were $90.4 million in 1997, which represented an increase of $10.9 million, or 14%, in relation to $79.5 million in 1996. As a percentage of sales, pretax earnings increased from 5.9% to 6.3% due principally to modestly higher manufacturing margins and reduced interest cost.

INCOME TAXES

The provision for income taxes in 1997 and 1996 includes
U.S. federal and state and local income taxes, and income taxes in other jurisdictions outside the U.S. Milacron entered both years with sizeable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets.

We periodically reevaluate the future realization of all deferred tax assets. During the period, we concluded that it was more likely than not that a portion of these assets would be offset against future taxable income. As a result, we reversed valuation allowances in certain jurisdictions which caused the provision for income taxes to be less than the statutory rate.


EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations were $69.1 million, or $1.72 per share (diluted), an increase of 28% over $53.8 million, or $1.41 per share (diluted) in 1996. The increase resulted principally from increased pretax earnings as discussed above and a lower effective tax rate.


NET EARNINGS

Net earnings, including the operating results of the discontinued machine tools segment, were $80.6 million, or $2.01 per share (diluted) in 1997, compared with $66.3 million, or $1.74 per share (diluted) in 1996. Net earnings increased 21%, while per-share earnings increased 16%, which also includes the effect of increased common shares outstanding throughout 1997.

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

Each of Milacron's business units, as well as our corporate headquarters, are responsible for developing and executing comprehensive plans to minimize, and to the extent possible, eliminate any major business interruptions that could be caused by the Y2K issue. We have established an executive level Y2K Compliance Committee, which is monitoring our progress toward Y2K preparedness. This monitoring process includes testing by our internal auditors and considering reports from limited reviews conducted by outside consultants to identify issues requiring attention by the Compliance Committee.

Milacron's Y2K effort focuses primarily on three important elements: 1) I.T. systems; 2) non-I.T. equipment that includes embedded microprocessors; and 3) supplier preparedness.

Most of our efforts to date have focused on our most critical I.T. business systems (e.g., financial; enterprise resource planning, or "ERP"). Each of our ten major manufacturing locations operate unique information technology systems which have been selected to best serve that business's needs. Four of these businesses operate systems that are licensed from independent third party software providers and require third party updates to be Y2K compliant. Milacron is cooperating with and relying on these third parties to replace or upgrade its software with Y2K compliant software on a timely basis. We are installing and testing the new software to provide assurance that the updated systems will properly process date-sensitive information. These systems have already been updated, except for one that is scheduled to be updated in the first half of 1999. Five other businesses are using the Y2K compliance process as an opportunity to modernize their systems by installing new ERP systems licensed from independent software providers. All of the ERP system installations were completed by January 11, 1999. Another business unit operates its own proprietary business systems, which are being reprogrammed to be Y2K compliant; over 95% of the applications have already been remediated with the balance expected to be remediated in the first half of 1999.

In addition, Milacron is in the process of completing inventories, assessments and testing of non-I.T. systems (e.g., production equipment) which may contain embedded chips, which could malfunction with the approach of the year 2000. Wherever critical systems are identified as not being compliant, Milacron plans to remediate or replace these non-compliant systems. The remediation phase of this effort is expected to be substantially completed by June 30, 1999.

All business units are in the process of contacting key vendors and service providers to obtain information about their plans and progress on Y2K issues and to obtain their assurances that they expect to be able to provide an uninterrupted flow of product or service approaching and into the year 2000. We are following up on significant concerns that are identified as a result of these communications and, in some cases, may be arranging alternative sources of that product or service.

In 1998, we focused on preventing significant Y2K failures, rather than preparing formal, written contingency plans.
However, in 1999 Milacron intends to prepare contingency plans, if any major systems or suppliers are identified as representing a significant risk of Y2K failure.

Many of our machinery products rely upon computer controls and embedded microprocessors to achieve optimum performance.
We are making information available publicly to our customers on the Y2K status of these products, substantially all of which are Y2K compliant.

Milacron has estimated the cost of major system implementation and remediation efforts. However, other costs are being absorbed in departmental operating budgets. Based on currently available information, we estimate that the incremental cost of these major implementation and remediation projects will be approximately $13 million over 1997, 1998 and 1999, of which over 65% has been expended through December 31, 1998. These costs are not expected to have a material effect on Milacron's financial position, results of operations, or cash flows.

Milacron recognizes that the Y2K issue could result in the interruption or failure of certain normal business operations which could materially and adversely affect our results of operations, liquidity and financial condition. We believe that the reasonable worst case scenario is that Milacron could encounter production and shipment delays caused in large part by vendors, service providers and other third parties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K preparedness of third parties, we are unable to determine at this time whether the consequences of the Y2K issue will have a material impact on Milacron's results of operations, liquidity or financial condition. However, as a result of our past and future Y2K activities, we believe that the risk of significant interruption of normal operations should be reduced.


MARKET RISK
------------

FOREIGN CURRENCY EXCHANGE RATE RISK

Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at December 31, 1998, would not materially affect consolidated financial position, results of operations, or cash flows.

INTEREST RATE RISK

At December 31, 1998, Milacron had fixed interest rate debt of $228 million, including $100 million of 7 7/8% Notes due May 15, 2000, and $115 million of 8 3/8% Notes due March 15, 2004. Milacron also had floating rate debt totaling $293 million, with interest fluctuating based primarily on changes in LIBOR. Milacron also sells up to $75 million of accounts receivable under its receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees in 1999 will fluctuate based upon fluctuations in short-term borrowing rates.


Liquidity and Sources of Capital
--------------------------------

At December 31, 1998, Milacron had cash and cash equivalents of $49 million, representing an increase of $23 million in 1998.

Operating activities provided $85 million of cash in 1998, compared with $114 million provided in 1997. The decrease in cash provided resulted in part from higher inventory levels to support sales growth that did not materialize when expected and new product introductions.

In 1998, investing activities resulted in a $133 million use of cash, due to capital expenditures of $81 million and acquisitions of $228 million, including $190 million for the Uniloy acquisition. Cash flows from investing activities benefited by $174 million from the sale of MTG. In 1997, investing activities used $100 million of cash, including capital expenditures of $80 million.

Financing activities provided $72 million of cash in 1998, compared with a use of $16 million in 1997. The 1998 amount includes a $125 million net increase in debt to finance acquisitions and repurchase common shares (as described below), offset by proceeds from the MTG divestiture.

In the fourth quarter of 1998, we announced a two million common share repurchase program, of which 1.2 million shares were purchased through December 31, 1998. Including shares purchased earlier in the year to partially meet the anticipated needs of management incentive, employee benefit and dividend reinvestment plans, Milacron used $41 million of cash for share repurchases in 1998.

As of December 31, 1998, Milacron's current ratio was 1.3, as compared to 1.8 at December 27, 1997. The decrease in the current ratio is principally the result of the MTG sale and the Uniloy acquisition.

As of December 31, 1998, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $633 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $262 million at December 31, 1998.

Total debt was $521 million at December 31, 1998, representing an increase of $149 million from December 27, 1997. The increase was caused primarily by increased borrowings to finance acquisitions and the share repurchase program, offset in part by the proceeds from the MTG sale.
Total shareholders' equity was $477 million at December 31, 1998, an increase of $5 million from December 27, 1997. The modest increase resulted principally from earnings from continuing operations and favorable foreign currency translation effects, offset by the loss from discontinued operations and the effect of the share repurchase program.
The ratio of total debt to total capital (debt plus equity) was 52% at December 31, 1998, compared with 44% at December
27, 1997.

We believe that Milacron's cash flow from operations and its currently available credit lines are sufficient to meet our operating and capital requirements in 1999.


OUTLOOK
--------

While the Asian recession and softness in certain North American and European industrial sectors persist, business levels remain healthy in many other economic sectors. In addition, both of Milacron's business segments have established leadership positions in their respective markets and can be expected to benefit from the cost reduction measures taken in recent years. Therefore, unless there is unforeseen deterioration in major world markets, Milacron believes it can achieve continued growth in sales, earnings and cash flow.


CAUTIONARY STATEMENT
--------------------

Milacron wishes to caution readers about all of the forward-looking statements in the "Outlook" section above and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 1999 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

* global and regional economic conditions, consumer spending and industrial production, particularly in segments related to the level of automotive production and spending in the construction industry;

*    fluctuations in currency exchange rates of U.S.
     and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our competitors and suppliers are based;

* fluctuations in domestic and non-U.S. interest rates which affect the cost of borrowing under Milacron's lines of credit and financing fees related to the sale of domestic accounts receivable;

* production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron's plastics technologies products, and steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

* lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues;

* any major disruption in production at key customer or supplier facilities;

* alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;

* changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where
     Milacron does business;

* unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty, or environmental issues;

* the failure of key vendors, software providers, public utilities, financial institutions or other critical suppliers to provide products or services that are Y2K compliant.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The information required by Item 7A is included in Item 7 on page 30 of this Form 10-K.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beginning on page 33 and continuing through page 51 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.


CONSOLIDATED STATEMENT OF EARNINGS
Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 1998, December 27, 1997 and December 28, 1996.



In millions, except per-share amounts)        1998         1997      1996
                                          --------     --------  --------
Sales                                     $1,514.7     $1,438.7  $1,357.9
Cost of products sold                      1,092.3      1,051.5     994.5
                                          --------     --------  --------
 Manufacturing margins                       422.4        387.2     363.4

Other costs and expenses
 Selling and administrative                  271.6        259.9     250.3
 Other-net                                    12.9          9.4       2.7
                                          --------     --------  --------
   Total other costs and expenses            284.5        269.3     253.0
                                          --------     --------  --------
Operating earnings                           137.9        117.9     110.4
Interest
  Income                                       2.5          2.4       4.8
  Expense                                    (33.2)       (29.9)    (35.7)
                                          --------     --------  --------
    Interest-net                             (30.7)       (27.5)    (30.9)
                                          --------     --------  --------



EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY
  SHAREHOLDERS' INTERESTS                    107.2         90.4      79.5

Provision for income taxes                    28.1         17.0      22.6
                                          --------     --------  --------


EARNINGS FROM CONTINUING OPERATIONS
  BEFORE MINORITY SHAREHOLDERS'
  INTERESTS                                   79.1         73.4      56.9

Minority shareholders' interests in
  earnings of subsidiaries                     3.7          4.3       3.1
                                          --------     --------  --------

EARNINGS FROM CONTINUING OPERATIONS           75.4         69.1      53.8
Discontinued operations net
  of income taxes
  Earnings from operations                     1.3         11.5      12.5
  Loss on sale                               (35.2)         -         -
                                          --------     --------  --------

    Total discontinued operations            (33.9)        11.5      12.5
                                          --------     --------  --------

NET EARNINGS                                 $41.5        $80.6    $ 66.3
                                          ========     ========  ========

Earnings per common share
-------------------------
Basic
  Continuing operations                      $1.93        $1.74     $1.42
  Discontinued operations                     (.87)         .29       .33
                                          --------     --------  --------
Net earnings                                 $1.06        $2.03     $1.75
                                          ========     ========  ========

Diluted
  Continuing operations                      $1.91        $1.72     $1.41
  Discontinued operations                     (.86)         .29       .33
                                          --------     --------  --------
Net earnings                                 $1.05        $2.01     $1.74
                                          ========     ========  ========


See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET Milacron Inc. and Subsidiaries
December 31, 1998 and December 27, 1997.


(In millions, except par value)                 1998      1997
                                            --------  --------
ASSETS
------
Current assets
 Cash and cash equivalents                   $  48.9  $   25.7
 Notes and accounts receivable
  (less allowances of $12.1 in
  1998 and $13.0 in 1997)                      226.1     275.0
 Inventories
  Raw materials                                 45.6      26.5
  Work-in-process and finished parts           204.6     217.7
  Finished products                            150.8     146.2
                                             -------  --------
   Total inventories                           401.0     390.4
 Other current assets                           54.5      60.0
                                             -------  --------
  Total current assets                         730.5     751.1
Property, plant and equipment-net              350.9     343.1
Goodwill                                       397.6     231.1
Other noncurrent assets                         78.1      67.2
                                            --------  --------
Total assets                                $1,557.1  $1,392.5
                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
 Amounts payable to banks                   $  177.4     $65.9
 Long-term debt due within one year              7.8       1.6
 Trade accounts payable                        155.2     153.7
 Advance billings and deposits                  31.7      35.7
 Accrued and other current liabilities         178.8     168.5
                                            --------  --------
  Total current liabilities                    550.9     425.4

Long-term accrued liabilities                  193.9     191.0
Long-term debt                                 335.7     304.2
                                            --------  --------
 Total liabilities                           1,080.5     920.6
                                            ========  ========
Commitments and contingencies                    -         -
Shareholders' equity
 4% Cumulative Preferred shares                  6.0       6.0
 Common shares, $1 par value (outstanding:
  37.8 in 1998 and 39.6 in 1997)                37.8      39.6
 Capital in excess of par value                341.2     377.8
 Reinvested earnings                           106.0      83.5
 Accumulated other
  comprehensive income (loss)                  (14.4)    (35.0)
                                             -------- --------
  Total shareholders' equity                   476.6     471.9
                                             -------- --------
Total liabilities and shareholders' equity   $1,557.1 $1,392.5
                                             ======== ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND
SHAREHOLDERS' EQUITY
Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 1998, December 27, 1997 and December 28, 1996.



(In millions, except share amounts)


                                     Other         4% Cumu-  Common                               Total
                          Compre-   Compre-         lative   Shares,  Capital in   Reinvested     Share-
                         hensive   hensive       Preferred   $1 Par    Excess of     Earnings    holders'
                          Income    Income          Shares    Value    Par Value     (Deficit)    Equity
                         -------   -------       ---------   ------   ----------   ----------   --------
Balance at
 year-end 1995                      $(2.8)        $6.0        $34.3    $266.0       $(32.8)      $270.7
Issuance of 5,500,000
 common shares
 in public offering                                             5.5     123.0                     128.5
Stock options exercised
 and restricted stock
 awarded for 69,619
 common shares                                                            1.0                       1.0
Issuance of 6,474
 treasury shares                                                           .1                        .1
Net earnings for
 the year                 $ 66.3                                                      66.3         66.3
Foreign currency
 translation
 adjustments                (6.8)    (6.8)                                                         (6.8)
                          ------
Total comprehensive
 income                   $ 59.5
                          ======
Cash dividends
 Preferred shares
  ($4.00 per share)                                                                    (.2)         (.2)
Common shares
  ($.36 per share)                                                                   (13.4)       (13.4)
-------------------------------------------------------------------------------------------------------
Balance at
 year-end 1996                       (9.6)         6.0        39.8      390.1         19.9        446.2
Stock options exercised
 and restricted stock
 awarded for 379,127
 common shares                                                  .4        1.8                       2.2
Purchase of 589,695
 treasury and
 other common shares                                           (.6)     (14.1)                    (14.7)
Net earnings for
 the year                $ 80.6                                                       80.6         80.6
Foreign currency
 translation
 adjustments              (25.4)   (25.4)                                                         (25.4)
                         ------
Total comprehensive
 income                  $ 55.2
                         ======
Cash dividends
 Preferred shares
  ($4.00 per share)                                                                    (.2)         (.2)
 Common shares
  ($.42 per share)                                                                   (16.8)       (16.8)
-------------------------------------------------------------------------------------------------------
Balance at
 year-end 1997                    (35.0)         6.0         39.6       377.8         83.5        471.9
Stock options
 exercised and
 restricted stock
 awarded for 340,251
 common shares                                                 .3         5.7                       6.0
Purchase of 2,129,930
 treasury and
 other common shares                                         (2.1)      (42.3)                    (44.4)
Net earnings for
 the year                $41.5                                                        41.5         41.5
Foreign currency
 translation
 adjustments              20.6     20.6                                                            20.6
                        ------
Total comprehensive
 income                  $62.1
                        ======
Cash dividends
 Preferred shares
  ($4.00 per share)                                                                    (.2)         (.2)
 Common shares
     ($.48 per share)                                                                (18.8)       (18.8)
-------------------------------------------------------------------------------------------------------
Balance at
 year-end 1998                   $(14.4)        $6.0       $37.8      $341.2        $106.0       $476.6
=======================================================================================================



See notes to consolidated financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 1998, December 27, 1997
and December 28, 1996



(In millions)                           1998      1997      1996
                                     -------   -------   -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 OPERATING ACTIVITIES CASH FLOWS
  Net earnings                       $  41.5   $  80.6   $  66.3
  Operating activities
   providing (using) cash

   Depreciation  and
    amortization                        57.4      53.7      50.9

   Loss on sale of discontinued
    machine tools segment               35.2       -         -

   Deferred income taxes                (6.3)    (14.5)     (2.5)

   Working capital changes

    Notes and accounts
     receivable                         10.4     (20.7)     (5.6)

    Inventories                        (45.5)    (16.3)    (20.7)

    Other current assets                  .8      (6.1)      7.4

    Trade accounts payable               (.4)     21.8      16.8

    Other current liabilities            1.0       6.8     (55.1)

   Decrease (increase) in other
    noncurrent assets                   (6.0)       .1      (1.9)

   Increase (decrease) in
    long-term accrued
    liabilities                         (1.9)     13.2       8.8

   Other-net                            (1.3)     (4.7)     (4.5)
                                     -------   -------   -------
    Net cash provided by
     operating activities               84.9     113.9      59.9
                                     -------   -------   -------

INVESTING ACTIVITIES CASH FLOWS

 Capital expenditures                  (81.4)    (79.5)    (65.2)

 Net disposals of property,
  plant and equipment                    2.4       5.7       4.3

  Acquisitions                        (228.0)    (25.9)   (246.8)

  Divestitures                         173.7       -         -

   Net cash used by
    investing activities              (133.3)    (99.7)   (307.7)
                                     -------   -------   -------

FINANCING ACTIVITIES CASH FLOWS

  Dividends paid                       (19.0)    (17.0)    (13.6)

  Issuance of long-term debt            25.7      14.4       -

  Repayments of long-term debt          (6.0)     (4.9)    (21.1)

  Increase in amounts
   payable to banks                    105.5       3.7      47.6

  Issuance of common shares              6.0       2.2     129.6

  Purchase of treasury
   and other common shares             (40.6)    (14.7)      -
                                     -------   -------   -------
   Net cash (used) provided by
    financing activities                71.6     (16.3)    142.5
                                     -------   -------   -------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   23.2      (2.1)   (105.3)

Cash and cash equivalents at
 beginning of year                      25.7      27.8     133.1
                                     -------   -------   -------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                      $  48.9   $  25.7   $  27.8
                                     =======   =======   =======



See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CHANGE IN FISCAL YEAR END

Effective in 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31. Fiscal year ends are as follows:


     1998:     December 31, 1998
     1997:     December 27, 1997
     1996:     December 28, 1996


The change in fiscal year did not have a material effect on financial condition, results of operations or cash flows for the year 1998.


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


RECLASSIFICATION OF FINANCIAL STATEMENT

Beginning in 1998, expense for minority shareholders' interests in the earnings of subsidiaries, which was previously included as a component of operating earnings in the Consolidated Statement of Earnings, is presented as a separate component of earnings from continuing operations after income taxes. Also beginning in 1998, amortization expense related to deferred debt issuance costs has been reclassified from other costs and expenses-net to interest expense. Amounts for prior years have been reclassified to conform to the 1998 presentations.


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


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $49.4 million, $47.6 million and $45.1 million for 1998, 1997 and 1996, respectively, of which $6.0 million, $5.9 million and $4.7 million relates to discontinued operations.

Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.


GOODWILL

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 25 to 40 years. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization expense charged to earnings, all of which relates to continuing operations, amounted to $8.0 million, $6.1 million and $5.8 million in 1998, 1997 and 1996, respectively.


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


RECENTLY ISSUED PRONOUNCEMENT

During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for the company beginning in 2000. It establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative financial instrument, to minimize the effect of foreign currency exchange rate fluctuations. The company is evaluating the effect of this standard on its financial position and results of operations. However, management currently believes that the effect will not be material.


DISCONTINUED OPERATIONS

On October 2, 1998, the company completed the sale of its machine tools group
(MTG). The proceeds from the sale, which are subject to post-closing adjustments, are ultimately expected to be approximately $185 million, of which $180 million was received on the closing date and used to repay bank borrowings incurred for the acquisition of Uniloy (see Acquisitions). The after-tax loss on the sale of $35.2 million ($45.9 million before income taxes), or $.90 per share, was recorded in the third quarter of 1998. The Consolidated Statement of Earnings has been restated to present MTG's operating results through September 30, 1998, as a discontinued operation. MTG sales were $346.4 million in 1998, $458.0 million in 1997 and $371.8 million in 1996.


ACQUISITIONS

In January, 1996, the company acquired The Fairchild Corporation's D-M-E business (D-M-E) for approximately $246 million. D-M-E is the largest U.S. producer of mold bases, standard components and supplies for the plastics injection mold-making industry. The company financed the acquisition through the execution of promissory notes to the seller in the amount of $182 million and cash on hand of $64 million. The promissory notes were subsequently repaid using the proceeds from an equity offering, available cash and borrowings under the company's existing lines of credit.

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

On December 30, 1998, the company acquired Werkzeugfabrik GmbH Konigsee (Werko), a manufacturer of high-speed steel drills. Located in eastern Germany, Werko has annual sales of approximately $25 million.

All of these acquisitions were accounted for under the purchase method. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to be approximately $244.4 million in 1998, and was $27.4 million in 1997 and $248.1 million in 1996. The following table presents the allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed.


ALLOCATION OF ACQUISITION COST


(In millions)                    1998     1997       1996
                               ------    -----     ------
Cash and cash equivalents      $  1.0    $  .6     $  1.3
Accounts receivable              37.3      3.6       25.5
Inventories                      71.3      4.0       29.6
Other current assets              3.2       .1        1.2
Property, plant and equipment    36.2      7.0       43.9
Goodwill                        176.0     14.4      162.5
Other noncurrent assets           5.7      -          7.9
                               ------    -----     ------
 Total assets                   330.7     29.7      271.9
                               ------    -----     ------
Amounts payable to banks
 and long-term debt due
 within one year                 (7.0)     -          -
Other current liabilities       (67.0)    (2.1)     (18.9)
Long-term accrued liabilities    (1.5)     (.2)      (4.9)
Long-term debt                  (10.8)     -          -
                               ------    -----     ------
 Total liabilities              (86.3)    (2.3)     (23.8)
                               ------    -----     ------
Total acquisition cost         $244.4    $27.4     $248.1
                               ======    =====     ======


Unaudited pro forma sales and earnings information for 1998 and 1997 reflecting the Uniloy acquisition is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the respective years. The inclusion of the other 1998 and 1997 acquisitions discussed above would not have a material effect on the amounts presented.

The company expects to realize earnings improvements in future years resulting from synergies between Uniloy and the company's existing businesses. However, the pro forma amounts presented below do not give effect to these benefits because they have yet to be realized and cannot be precisely quantified. As a result, the company believes that these amounts are not necessarily indicative of Uniloy's contributions to consolidated operating results in future years.


PRO FORMA INFORMATION


(In millions, except per-share amounts)

                                  1998        1997
                              --------    --------
Sales                         $1,669.2    $1.622.7
                              ========    ========
Earnings from continuing
 operations                   $   75.0    $   74.3

 Per common share
  Basic                           1.92      1.87
  Diluted                         1.90      1.85
                              --------  --------
Net earnings                  $   41.1  $   85.8
                              ========  ========
 Per common share
  Basic                       $   1.05  $   2.16
  Diluted                     $   1.04  $   2.14
                              ========  ========



RESEARCH AND DEVELOPMENT

Charges to continuing operations for research and development activities are summarized below. The amounts include expenses related to the company's Wolfpack product development and process improvement program.


RESEARCH AND DEVELOPMENT


(In millions)                       1998      1997      1996
                                   -----     -----     -----
Research and development           $36.7     $35.6     $36.4
                                   =====     =====     =====



RETIREMENT BENEFIT PLANS

Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S., the United Kingdom (U.K.) and Germany.


PENSION COST


(In millions)                      1998      1997      1996
                                 ------    ------    ------
Service cost (benefits earned
 during the period)              $ 10.0    $  9.6    $  9.5

Interest cost on projected
 benefit obligation                38.8      38.9      37.5

Expected return on plan assets    (43.8)    (42.2)    (39.8)

Amortization of unrecognized
 transition asset                  (5.4)     (5.3)     (5.6)

Amortization of unrecognized
 prior service cost                 1.3       1.3       1.2

Amortization of unrecognized
 gains and losses                    .4       (.2)      2.0
                                 ------    ------    ------
Pension cost                     $  1.3    $  2.1    $  4.8
                                 ======    ======    ======



The above amounts include income of $1.0 million in 1998, $1.7 million in 1997 and $1.2 million in 1996 related to the plan for U.K. employees. Such amounts are included in the operating results of the discontinued machine tools segment in the Consolidated Statement of Earnings. Amounts related to the plan for U.S. employees that are included in discontinued operations cannot be precisely quantified.

The following table summarizes changes in the projected benefit obligation for all defined benefit plans.


PROJECTED BENEFIT OBLIGATION


(In millions)                      1998      1997
                                -------   -------
Balance at beginning of year    $(540.3)  $(503.6)
Service cost                      (10.0)     (9.6)
Interest cost                     (38.8)    (38.9)
Benefits paid                      35.7      33.0
Actuarial gain (loss)             (18.4)      8.8
Sale of machine tools segment      90.7       -
Change in discount rate           (41.9)    (35.3)
Foreign currency translation
 adjustments                       (2.1)      5.3
                                -------   -------
Balance at end of year          $(525.1)  $(540.3)
                                =======   =======



The following table summarizes the changes in plan assets for the U.S. and U.K. plans. Consistent with customary practice in Germany, the plans for employees in that country have not been funded.



PLAN ASSETS


(In millions)                     1998      1997
                                ------    ------
Balance at beginning of year    $511.5    $464.4
Actual investment return          42.8      77.7
Benefits paid                    (32.8)    (30.7)
Sale of machine tools segment    (71.9)      -
Foreign currency translation
 adjustments                       -          .1
                                ------    ------
Balance at end of year          $449.6    $511.5
                                ======    ======



The following table sets forth the funded status of the plan for U.S. employees at year-end 1998 and plans for U.S. and U.K. employees at year-end 1997.


FUNDED STATUS AT YEAR-END


(In millions)                      1998      1997
                                -------   -------
Vested benefit obligation       $(419.7)  $(430.8)
                                =======   =======
Accumulated benefit obligation  $(435.4)  $(451.8)
                                =======   =======
Projected benefit obligation    $(483.4)  $(502.2)
Plan assets at fair value         449.6     511.5
                                -------   -------
Excess (deficiency) of
 plan assets in relation
 to projected benefit
 obligation                       (33.8)      9.3
Unrecognized net (gain) loss       29.6      (9.6)
Unrecognized prior service cost     3.7      11.9
Unamortized transition asset       (1.4)     (7.7)
                                -------   -------
Prepaid (accrued) pension cost  $  (1.9)  $   3.9
                                =======   =======



The plans' assets consist principally of stocks, debt securities and mutual funds. The U.S. plan also includes common shares of the company with a market value of $28.0 million in 1998 and $25.4 million in 1997.

The following table sets forth the status of the company's defined benefit pension plans for certain employees in Germany.


STATUS AT YEAR-END


(In millions)                     1998      1997
                                ------    ------
Vested benefit obligation       $(35.6)   $(32.1)
                                ======    ======
Accumulated benefit obligation  $(38.1)   $(34.8)
                                ======    ======
Projected benefit obligation    $(41.7)   $(38.1)
Unrecognized net gain             (1.3)      (.9)
                                ------    ------
Accrued pension cost            $(43.0)   $(39.0)
                                ======    ======



The following table presents the weighted-average actuarial assumptions used for all defined benefit plans in 1998, 1997 and 1996.


ACTUARIAL ASSUMPTIONS


                               1998     1997     1996
                               ----     ----     ----
Discount rate                   6.8%    7.4%      8.0%
Expected long-term rate of
 return on plan assets          9.5%    9.6%      9.6%
Rate of increase in future
 compensation levels            5.0%    5.2%      5.1%




The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $9.7 million, $8.5 million and $7.7 million in 1998, 1997 and 1996, respectively.

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

The following table presents the components of the company's postretirement health care cost under the principal U.S. plan.



POSTRETIREMENT HEALTH CARE COST


(In millions)                  1998      1997      1996
                              -----     -----     -----
Service cost (benefits
 earned during the period)    $  .3     $  .3     $  .3
Interest cost on
 accumulated post-retirement
 benefit obligation             2.7       3.0       3.2
                              -----     -----     -----
Postretirement health
 care cost                    $ 3.0     $ 3.3     $ 3.5
                              =====     =====     =====



The following table summarizes changes in the accumulated postretirement health care obligation for the principal U.S. plan.



ACCUMULATED POSTRETIREMENT HEALTH CARE OBLIGATION


(In millions)                    1998      1997
                               ------    ------
Balance at beginning of year   $(38.7)   $(40.3)
Service cost                      (.3)      (.3)
Interest cost                    (2.7)     (3.0)
Benefits paid net of
 contributions                    3.4       4.4
Actuarial gain                    3.9       2.0
Sale of machine tools segment     6.1       -
Change in discount rate          (1.0)     (1.5)
                               ------    ------
Balance at year-end            $(29.3)   $(38.7)
                               ======    ======


The following table presents the components of the company's liability for postretirement health care benefits under the principal U.S. plan.


Accrued Postretirement Health Care Benefits



(In millions)                     1998      1997
                                ------    ------
Accumulated postretirement
 benefit obligation

 Retirees                       $(22.9)   $(26.6)
 Fully eligible active
  participants                    (2.3)     (5.3)
 Other active participants        (4.1)     (6.8)
                                ------    ------
                                 (29.3)    (38.7)
Unrecognized net gain             (8.3)     (4.7)
                                ------    ------
Accrued postretirement health
 care benefits                  $(37.6)   $(43.4)
                                ======    ======



The discount rates used in calculating the accumulated postretirement benefit obligation were 6.75% for 1998 and 7.5% for 1997. For 1999, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 8.8%. This rate is assumed to decrease to varying degrees annually to 5.0% for years 2005 and thereafter. Because the dollar amount of the company's contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's deferred tax assets and liabilities as of year-end 1998 and 1997 are as follows:


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES


(In millions)                         1998      1997
                                    ------    ------
Deferred tax assets
 Net operating loss and
  tax credit carryforwards           $ 58.9    $ 48.5
 Accrued postretirement
  health care benefits                 12.6      14.6
 Inventories, principally
  due to obsolescence
  reserves and additional
  costs inventoried
  for tax purposes                      6.4       8.7
 Accrued employee benefits
  other than pensions and
  retiree health care benefits         12.3      11.4
 Accrued pension costs                  9.6       6.7
 Accrued warranty costs                 1.0       3.3
 Accrued taxes                          4.3       4.9
 Accounts receivable,
  principally due to
  allowances for doubtful
  accounts                              3.0       3.5
 Accrued liabilities
  and other                            30.8      19.8
                                     ------    ------
  Total deferred tax assets           138.9     121.4
  Less valuation allowances           (28.2)    (25.5)
                                     ------    ------
  Deferred tax assets
   net of valuation
   allowances                        $110.7    $ 95.9
                                     ======    ======
Deferred tax liabilities
 Property, plant and
  equipment, principally
  due to differences in
  depreciation methods               $ 23.0    $ 21.3
 Accounts receivable
  and inventories                      13.9       2.4
 Goodwill                               6.7       4.4
 Prepaid pension costs                  3.5       6.6
 Undistributed earnings
  of non-U.S. subsidiaries              1.2       1.2
 Other                                 14.4      11.7
                                     ------    ------
  Total deferred tax liabilities     $ 62.7    $ 47.6
                                     ======    ======
Net deferred tax assets              $ 48.0    $ 48.3
                                     ======    ======



Valuation allowances related to Widia's preacquisition net operating loss carryforwards are being applied to reduce goodwill arising from the acquisition as the related tax benefits are realized. During 1998 and 1997, reversals of valuation allowances applied to reduce goodwill totaled $3.1 million and $5.7 million, respectively. Additional reductions of goodwill in years subsequent to 1998 will not be material.

Summarized in the following tables are the company's earnings before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.


EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES


(In millions)        1998      1997      1996
                    -----     -----     -----
United States      $ 65.3     $54.1     $43.0
Non-U.S.             41.9      36.3      36.5
                   ------     -----     -----
                   $107.2     $90.4     $79.5
                   ======     =====     =====



PROVISION FOR INCOME TAXES



(In millions)           1998      1997      1996
                      ------    ------    ------
Current provision
 United States        $ 18.2    $ 12.0    $  9.4
 State and local         4.3       4.7       3.3
 Non-U.S.               11.9      14.8      12.4
                      ------    ------    ------
                        34.4      31.5      25.1
                      ------    ------    ------
Deferred provision
 United States            .8     (13.7)     (2.9)
 Non-U.S.               (7.1)      (.8)       .4
                      ------    ------    ------
                        (6.3)    (14.5)     (2.5)
                      ------    ------    ------
                      $ 28.1    $ 17.0    $ 22.6
                      ======    ======    ======




COMPONENTS OF THE PROVISION FOR DEFERRED INCOME TAXES


(In millions)                            1998       1997     1996
                                        -----     ------    -----
Change in valuation allowances          $(7.1)    $(26.7)   $ 1.8
Change in deferred taxes
 related to operating
 loss carryforwards                      (1.3)      10.5      (.1)
Depreciation and amortization             6.7        2.0     (3.9)
Inventories and accounts receivable       3.3       (1.3)    (2.0)
Accrued pension and other
 employee costs                          (3.6)        .9      2.4
Other                                    (4.3)        .1      (.7)
                                        -----     ------    -----
                                        $(6.3)    $(14.5)   $(2.5)
                                        =====     ======    =====





RECONCILIATION OF THE U.S. STATUTORY RATE TO THE TAX PROVISION RATE


                                       1998      1997      1996
                                      -----     -----     -----
U.S. statutory tax rate                35.0%     35.0%     35.0%
Increase (decrease) resulting from
 Tax benefits from net
  reversal of valuation
  allowances                          (10.1)    (24.1)      -
 Losses without current
  tax benefits                          2.3       9.9       4.1
 Tax benefits from net
  reversal of U.S.
  temporary differences                 -         (.2)     (4.7)
 U.S. federal income
  tax credits                          (2.6)     (3.2)     (6.0)
 Effect of operations
  outside the U.S.                     (1.3)     (4.0)     (4.1)
 State and local income
  taxes, net of
  federal benefit                       2.6       3.2       2.9
 Other                                   .3       2.2       1.2
                                      -----     -----     -----
                                       26.2%     18.8%     28.4%
                                      =====     =====     =====



At year-end 1998, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $120 million, including approximately $39 million related to Werko. Substantially all of these carryforwards have no expiration dates.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $149 million at the end of 1998.

Income taxes of $32.2 million, $25.2 million and $33.8 million were paid in 1998, 1997 and 1996, respectively.


EARNINGS PER COMMON SHARE


The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.



EARNINGS AVAILABLE TO COMMON SHAREHOLDERS


(In millions)                   1998      1997      1996
                               -----     -----     -----
Net earnings                   $41.5     $80.6     $66.3
Less dividends on Preferred
 shares                          (.2)      (.2)      (.2)
                               -----     -----     -----
Net earnings available to
 common shareholders           $41.3     $80.4     $66.1
                               =====     =====     =====





RECONCILIATION OF SHARES


                                    1998      1997      1996
                                  ------    ------    ------
Weighted-average common
 shares outstanding               38,875    39,583    37,667
Effect of dilutive stock options
 and restricted shares               366       373       276
                                  ------    ------    ------
Weighted-average common shares
 assuming dilution                39,241    39,956    37,943
                                  ======    ======    ======



Weighted-average shares assuming dilution excludes restricted shares subject to contingent vesting based on the attainment of specified earnings objectives that have not yet been achieved. Such shares totaled 216,840 at year-end 1998 and 205,075 at year-end 1997.


RECEIVABLES

Under the terms of the company's receivables purchase agreement, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75.0 million of undivided interests in accounts receivable through January, 1999. Subsequent to December 31, 1998, the term of the agreement was extended to August, 2001.

At December 31, 1998, December 27, 1997, and December 28, 1996, the undivided interests in the company's gross accounts receivable that had been sold to the purchasers aggregated $63.1 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Statement of Earnings.


INVENTORIES

Inventories amounting to $89.6 million in 1998 and $130.1 million in 1997 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $17.0 million in 1998 and $66.4 million in 1997.

As presented in the Consolidated Balance Sheet, inventories are net of reserves for obsolescence of $37.3 million and $41.6 million in 1998 and 1997, respectively.


PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are shown in the following table.


PROPERTY, PLANT AND EQUIPMENT-NET


(In millions)                      1998      1997
                                -------   -------
Land                            $  16.3   $  14.9
Buildings                         153.9     179.4
Machinery and equipment           435.0     459.0
                                -------   -------
                                  605.2     653.3
Less accumulated depreciation    (254.3)   (310.2)
                                -------   -------
                                $ 350.9   $ 343.1
                                =======   =======




LIABILITIES

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.



ACCRUED AND OTHER CURRENT LIABILITIES


(In millions)                    1998      1997
                               ------    ------
Accrued salaries, wages and
 other compensation            $ 49.1    $ 50.4
Other accrued expenses          129.7     118.1
                               ------    ------
                               $178.8    $168.5
                               ======    ======




LONG-TERM ACCRUED LIABILITIES


(In millions)              1998      1997
                         ------    ------
Accrued pension and
 other compensation      $ 74.9    $ 73.2
Accrued postretirement
 health care benefits      40.6      46.4
Accrued and deferred
 income taxes              26.6      31.5
Minority shareholders'
 interests                 19.9      16.7
Other                      31.9      23.2
                         ------    ------
                         $193.9    $191.0
                         ======    ======




LONG-TERM DEBT

The components of long-term debt are  shown in the following table.



LONG-TERM DEBT


(In millions)                   1998      1997
                              ------    ------
7 7/8 % Notes due 2000        $100.0    $100.0
8 3/8 % Notes due 2004         115.0     115.0
Revolving credit facility       84.8      80.3
Other                           43.7      10.5
                              ------    ------
                               343.5      305.8
Less current maturities         (7.8)     (1.6)
                              ------    ------
                              $335.7    $304.2
                              ======    ======



Except for the 7 7/8% Notes due 2000 and the 8 3/8% Notes due 2004, the carrying amount of the company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company's incremental borrowing rate for similar types of financing arrangements. At year-end 1998, the fair value of the 7 7/8% Notes due 2000 was $102.2 million and the fair value of the 8 3/8% Notes due 2004 was $117.6 million. Such amounts are based on recent trade prices through registered securities brokers.

Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness.

Outstanding borrowings under the company's revolving credit facility of $10.0 million and DM 125 million ($74.8 million at December 31, 1998 and $70.3 million at December 27, 1997) are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates which had a weighted-average of 4.8% at year-end 1998.

Interest paid was $31.9 million in 1998, $29.1 million in 1997 and $35.1 million in 1996.

Maturities of long-term debt for the five years after 1998 are:


MATURITIES OF LONG-TERM DEBT


(In millions)

1999      $  7.8
2000       111.3
2001        12.9
2002        85.8
2003         1.1



The company leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:


RENTAL PAYMENTS



(In millions)


1999           $17.3
2000            11.6
2001             9.2
2002             7.7
2003             6.3
After 2003      35.1




Rent expense for continuing operations was $17.8 million, $19.6 million and $19.6 million in 1998, 1997 and 1996, respectively.


LINES OF CREDIT

At year-end 1998, the company had lines of credit with various U.S. and non-U.S. banks of approximately $633 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms.

The size of the revolving credit facility was increased in January, 1998, to $250 million, and increased again in December, 1998, to $375 million. This facility requires a facility fee on the total loan commitment at a variable rate which was .25% per annum as of December 31, 1998, and limits the company's debt to a multiple of earnings before interest, income taxes, depreciation and amortization. At December 31, 1998, the company's additional borrowing capacity totaled approximately $262 million.

The weighted-average interest rate on short-term borrowings outstanding as of year-end was 6.4% and 6.6% for 1998 and 1997, respectively.


SHAREHOLDERS' EQUITY

In October, 1998, the company announced its intention to repurchase up to two million of its common shares on the open market, of which 1,239,700 had been purchased through December 31, 1998. Including shares repurchased earlier in the year to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment plans, the company purchased a total of 2,079,600 treasury shares at a cost of $43.1 million during 1998. A total of 499,600 treasury shares were purchased in 1997 at a cost of $12.2 million. Additional shares totaling 50,330 million in 1998 and 90,095 in 1997 were purchased with respect to current exercises of stock options and restricted stock grants in lieu of the issuance of authorized but unissued shares or treasury shares.


SHAREHOLDERS' EQUITY - PREFERRED AND COMMON SHARES

(In millions, except share and per-share amounts)


                               1998      1997
                              -----     -----
4% Cumulative Preferred
 shares authorized,
 issued and outstanding,
 60,000 shares at
 $100 par value, redeemable
 at $105 a share              $ 6.0     $ 6.0
Common shares, $1 par value,
 authorized 50,000,000 shares,
 issued and outstanding,
 1998: 37,806,374 shares,
 1997: 39,635,829 shares       37.8      39.6



As presented above, common shares outstanding are net of treasury shares of 2,075,835 in 1998 and 286,671 in 1997.

The company has authorized ten million serial preference shares with $1 par value. None of these shares has been issued. In February, 1999, the company's Board of Directors approved a stockholder rights plan that provides for the issuance to shareholders of one right per common share owned to acquire, under certain circumstances, 1/1000 of a share of Series A Participating Cumulative Preferred Stock (See Subsequent Event).

Holders of company common stock have one vote per share until they have held their shares for at least 36 consecutive months, after which they are entitled to ten votes per share.


COMPREHENSIVE INCOME

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

Changes in cumulative foreign currency translation adjustments are as follows:


CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS


(In millions)                        1998      1997      1996
                                   ------    ------    ------
Balance at beginning of year       $(35.0)   $ (9.6)   $ (2.8)
Effect of exchange rate
 fluctuations                         3.5     (25.4)     (6.8)
Reclassification to loss
 on sale of discontinued
 machine tools segment               17.1       -         -
                                   ------    ------    ------
                                   $(14.4)   $(35.0)   $ (9.6)
                                   ======    ======    ======





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

At December 31, 1998, the company had outstanding forward contracts totaling $19.1 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception. Due to the short-term nature of these contracts, their fair values approximate their contract values as of December 31, 1998.


STOCK-BASED COMPENSATION

The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

Non-qualified and incentive stock options outstanding under the 1997 Plan are granted at market value, vest in increments over a five year period, and expire ten years subsequent to the award. Of the 3,409,403 options outstanding at year-end 1998, 235,000 are incentive stock options.

Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.


STOCK OPTION ACTIVITY

                                              Weighted-
                                                Average
                                               Exercise
                                      Shares      Price
                                   ---------  ---------
Outstanding at year-end 1995       2,136,996     $19.22
 Granted                             626,800      25.75
 Exercised                           (31,045)     20.51
 Canceled                            (26,182)     22.95
                                   ---------  ---------
Outstanding at year-end 1996       2,706,569      20.70
 Granted                             568,600      23.25
 Exercised                           (94,485)     17.64
 Canceled                           (117,072)     24.28
                                   ---------  ---------
Outstanding at year-end 1997       3,063,612      21.13
 Granted                             633,700      27.35
 Exercised                          (259,303)     20.13
 Canceled                            (28,606)     23.82
                                   ---------  ---------
Outstanding at year-end 1998       3,409,403     $22.34
                                   =========  =========



EXERCISABLE STOCK OPTIONS AT YEAR-END


                    Stock Options
                    -------------
1996                    1,147,869
1997                    1,245,931
1998                    1,433,759



SHARES AVAILABLE FOR FUTURE GRANT AT YEAR-END

                      Shares
                    ---------
1996                  131,675
1997                1,306,959
1998                  599,057




The following tables summarize information about stock options outstanding at December 31, 1998.




COMPONENTS OF OUTSTANDING STOCK OPTIONS

                                       Average   Weighted-
          Range of                   Remaining    Average
          Exercise         Number     Contract   Exercise
            Prices    Outstanding         Life      Price
     -------------    -----------    ---------   --------
     $  8.50 - 17.75      637,794          2.2     $14.14
       19.41 - 27.91    2,771,609          7.1      24.22
                        ---------
     $  8.50 - 27.91    3,409,403          6.2     $22.34
                        =========



COMPONENTS OF EXERCISABLE STOCK OPTIONS


                                    Weighted-
           Range of                    Average
           Exercise       Number      Exercise
             Prices  Exercisable         Price
     --------------  -----------     ---------
     $ 8.50 - 17.75      637,794        $14.14
      19.41 - 27.91      795,965         22.79
                       ---------
     $ 8.50 - 27.91    1,433,759        $18.94
                       =========




Under the 1997 Plan, performance awards are granted in the form of restricted stock awards which vest based on the achievement of specified earnings objectives over a three year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock, including performance awards, was $4.6 million, $5.0 million and $.9 million in 1998, 1997 and 1996, respectively. Restricted stock award activity is as follows:


RESTRICTED STOCK ACTIVITY


                                   1998       1997     1996
                                 ------    -------   ------
Restricted stock awarded         92,194    281,190   58,746
Weighted-average market value
 on date of grant                $27.02     $22.99   $25.55




Of the 92,194 shares of restricted stock awarded in 1998, 52,694 were performance awards subject to contingent vesting. A total of 205,075 such shares were issued in 1997.

Cancellations of restricted stock, including shares canceled to pay employee withholding taxes at maturity, totaled 50,595 in 1998, 6,758 in 1997 and 20,172 in 1996.

During 1998, 10,819 shares related to performance awards earned under a prior plan and to deferred director's fees were issued. A total of 10,210 performance shares under the prior plan were issued in 1997.

Pro forma earnings amounts prepared under the assumption that the stock options granted in years 1995 through 1998 had been accounted for based on their fair value as determined under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," are as follows:


PRO FORMA EARNINGS



(In millions, except per-share amounts)


                                  1998      1997      1996
                                 -----     -----     -----
Net earnings                     $38.1     $77.5     $63.5
                                 =====     =====     =====
Net earnings per common share
 Basic                           $ .97     $1.95     $1.68
                                 =====     =====     =====
 Diluted                         $ .96     $1.93     $1.67
                                 =====     =====     =====



The weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $8.38, $7.51 and $8.66, respectively. The fair value of the options was calculated as of the date of grant using the Balck-Scholes option pricing model using the following assumptions:


FAIR VALUE ASSUMPTIONS

                                   1998           1997          1996
                              ---------      ---------     ---------
Dividend yield                     1.76%          2.06%         1.40%
Expected volatility             32 - 39%       31 - 41%      30 - 41%
Risk free interest
 rate at grant date           5.4 - 5.6%     5.9 - 6.3%    5.3 - 5.6%
Expected life in years            2 - 7          2 - 7         2 - 7




Statement of Financial Accounting Standards No. 123 does not apply to awards granted prior to 1995. Because additional awards in future years are anticipated the pro forma effects of applying this statement presented above are not indicative of future amounts.


ORGANIZATION

Milacron Inc. is a worldwide manufacturer of machinery and supplies for processing plastics and cutting tools and other products for metalworking. The company has operations in the United States and other countries located principally in western Europe.

The company's business segments are determined based on the nature of the products produced and the markets served. The plastics technologies segment includes the production of injection molding machines, mold bases, systems for extrusion and blow molding and various other specialty equipment. The market is driven by the consumer economy and the automotive industry. The cutting process technologies segment serves a variety of metalworking industries, including the automotive industry. It produces five basic types of products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets. The markets for both business segments are highly competitive and can be cyclical in nature.

Financial data for the past three years for the company's business segments are shown in the following tables. The accounting policies followed by the segments are identical to those used in the preparation of the company's consolidated financial statements. The effects of intersegment transactions, which are not material in amount, have been eliminated. The company incurs costs and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been allocated to the company's business segments by various methods, largely on the basis of usage. Management believes that all such allocations are reasonable.


SALES BY SEGMENT


(In millions)                     1998      1997      1996
                              --------  --------  --------
Plastics technologies         $  796.4  $  735.7  $  662.4
Cutting process technologies     718.3     703.0     695.5
                              --------  --------  --------
Total sales                   $1,514.7  $1,438.7  $1,357.9
                              ========  ========  ========





OPERATING INFORMATION BY SEGMENT


(In millions)                      1998      1997      1996
                               --------  --------  --------
Operating earnings
 Plastics technologies         $   80.3  $   59.7  $   59.2
 Cutting process technologies      82.2      81.2      73.7
 Corporate expenses               (18.9)    (17.2)    (16.8)
 Other unallocated expenses (a)    (5.7)     (5.8)     (5.7)
                               --------  --------  --------
 Operating earnings               137.9     117.9     110.4
                               --------  --------  --------
Interest expense-net              (30.7)    (27.5)    (30.9)
                               --------  --------  --------
Earnings from
 continuing operations
 before income taxes
 and minority
 shareholders' interests       $  107.2  $   90.4  $   79.5
                               ========  ========  ========
Segment assets (b)
 Plastics technologies         $  882.8  $  587.2  $  591.8
 Cutting process technologies     547.2     476.8     452.0
                               --------  --------  --------
                                1,430.0   1,064.0   1,043.8

 Discontinued machine
  tools segment                     -       246.6     233.0
 Cash and cash equivalents         48.9      25.7      27.8
 Receivables sold                 (63.1)    (75.0)    (75.0)
 Deferred income taxes             55.0      54.4      35.1
 Unallocated corporate
  and other (c)                    86.3      76.8      71.6
                               --------  --------  --------
Total assets                   $1,557.1  $1,392.5  $1,336.3
                               ========  ========  ========
Capital expenditures
 Plastics technologies         $   29.6  $   26.0  $   19.9
 Cutting process technologies      38.8      33.9      27.9
 Unallocated corporate              2.4       2.0       2.3
                               --------  --------  --------
                                   70.8      61.9      50.1

 Discontinued machine
  tools segment                    10.6      17.6      15.1
                               --------  --------  --------
Total capital expenditures     $   81.4  $   79.5  $   65.2
                               ========  ========  ========
Depreciation and
 amortization
 Plastics technologies         $   26.6  $   21.9  $   20.3
 Cutting process technologies      23.3      23.0      23.0
 Unallocated corporate              1.5       2.9       2.9
                               --------  --------  --------
                                   51.4      47.8      46.2

 Discontinued machine
  tools segment                     6.0       5.9       4.7
                               --------  --------  --------
Total depreciation and
 amortization                  $   57.4  $   53.7  $   50.9
                               ========  ========  ========




(a) Includes financing costs related to the sale of accounts receivable.

(b) Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(c) Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.



GEOGRAPHIC INFORMATION



(In millions)                     1998      1997      1996
                              --------  --------  --------
Sales (a)
 United States                $  912.7  $  845.3  $  719.2
 Non-U.S. operations
  Germany                        235.6     219.5     249.3
  Other western Europe           252.2     248.2     271.6
  Asia                            74.5      87.1      82.2
  Other                           39.7      38.6      35.6
                              --------  --------  --------
Total sales                   $1,514.7  $1,438.7  $1,357.9
                              ========  ========  ========


Noncurrent assets
 United States                $  542.3  $  377.7  $  347.8
 Non-U.S. operations
  Germany                        108.6      80.7      92.6
  Other western Europe           117.9      78.9      87.2
  Asia                            18.4      17.8      15.1
  Other                            7.5       6.1       5.3
  Discontinued operations          -        64.4      55.5
                              --------  --------  --------
Total noncurrent assets       $  794.7  $  625.6  $  599.0
                              ========  ========  ========



(a) Sales are attributed to specific countries or geographic areas based on the origin of the shipment.


Sales of U.S. operations include export sales of $180.5 million in 1998, $168.0 million in 1997 and $141.1 million in 1996.

Total sales of the company's U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $672.3 million, $678.1 million and $689.3 million in 1998, 1997 and 1996, respectively.


SUBSEQUENT EVENT

On February 5, 1999, the company's Board of Directors approved a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of that date or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company's outstanding common shares. In the event that any party should acquire more than 15% of the company's common shares without the approval of the Board of Directors, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer's common stock at a substantial discount. The rights plan expires in February, 2009.



REPORT OF INDEPENDENT AUDITORS



Board of Directors
Milacron Inc.

We have audited the accompanying Consolidated Balance Sheet of Milacron Inc. and subsidiaries as of December 31, 1998 and December 27, 1997, and the related Consolidated Statements of Earnings, Comprehensive Income and Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 1998 and December 27, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                       /s/ ERNST & YOUNG LLP



Cincinnati, Ohio

February 8, 1999




OPERATING RESULTS BY QUARTER (UNAUDITED)


(In millions, except per-share amounts)


                                      1998 ( a)
                         ------------------------------------
                          Qtr 1     Qtr 2     Qtr 3     Qtr 4
                         ------    ------    ------    ------
Sales                    $356.5    $370.5    $352.1    $435.6
Manufacturing margins      96.6     103.7      99.9     122.2
 Percent of sales          27.1%     28.0%     28.4%     28.1%

Earnings from
 continuing operations     15.0      18.3      18.5      23.6
 Per common share
  Basic                     .38       .47       .47       .62
  Diluted                   .37       .45       .47       .62

Discontinued operations     2.6       2.6     (39.1)      -
 Per common share
  Basic                     .07       .06     (1.00)      -
  Diluted                   .07       .07     (1.00)      -

Net earnings               17.6      20.9     (20.6)     23.6
 Per common share
  Basic                     .45       .53      (.53)      .62
  Diluted                   .44       .52      (.53)      .62



                                     1997 ( a)
                         ------------------------------------
Sales                    $287.7    $346.9    $431.2    $372.9
Manufacturing margins      78.1      92.3     114.9     101.9
 Percent of sales          27.1%     26.6%     26.6%     27.3%

Earnings from
 continuing operations     10.8      16.5      20.3      21.5
 Per common share
  Basic                     .27       .42       .51       .54
  Diluted                   .27       .41       .51       .53

Discontinued operations     2.2       1.7       2.3       5.3
 Per common share
  Basic                     .06       .04       .06       .13
  Diluted                   .05       .05       .05       .14

Net earnings               13.0      18.2      22.6      26.8
 Per common share
  Basic                     .33       .46       .57       .67
  Diluted                   .32       .46       .56       .67





(a) In 1998, the fiscal year consists of twelve calendar months with three months in each quarter. In 1997, the fiscal year consisted of 13 four-week periods. The first, second and fourth quarters consisted of three periods (or twelve weeks) each, and the third quarter, four periods (or 16 weeks). Given the number of subjective assumptions and estimations that would be required, quarterly amounts for 1997 have not been restated because precise calculations would be impracticable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III
--------


ITEM 10.   RECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 is (i) incorporated herein by reference to the "Election of Directors" section of the company's proxy statement dated March 26, 1999 and (ii) included in Part I on pages 18 through 19 of this Form 10-K.



ITEM 11.   EXECUTIVE COMPENSATION

The "Components of Compensation" section of the company's proxy statement dated March 26, 1999 is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The "Principal Holders of Voting Securities" section of the company's proxy statement dated March 26, 1999 is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The paragraph captioned "Stock Loan Programs" of the company's proxy statement dated March 26, 1999 is incorporated herein by reference.



PART IV
-------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Item 14(a)(1)&(2)-- LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                    SCHEDULES

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

                                                    Page No.
Consolidated Statement of Earnings -
  1998, 1997 and 1996                                 33
Consolidated Balance Sheet - 1998 and 1997            34
Consolidated Statement of Comprehensive
  Income And Shareholders' Equity -
  1998, 1997 and 1996                                 35
Consolidated Statement of Cash Flows -
  1998, 1997 and 1996                                 36
Notes to Consolidated Financial Statements            37
Report of Independent Auditors                        51
Supplementary Financial Information                   52


The following consolidated financial statement schedule of Milacron Inc. and subsidiaries is included in Item 14(d) for the years ended 1998, 1997 and 1996:


                                                   Page No.

Schedule II- Valuation and
 Qualifying Accounts and Reserves                     65


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


ITEM 14 (A)(3) - LIST OF EXHIBITS

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession - not applicable

     (3)       Articles of Incorporation and By-Laws

               3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998
                    -Incorporated herein by reference to the company's
                     Registration Statement on Form S-8 (Registration
                     No. 333-70733)

               3.2  By-laws, as amended
                    -Incorporated herein by reference to the company's
                     Registration Statement on Form S-8 (Registration No. 333-70733)

     (4)       Instruments Defining the Rights of Security Holders, Including
               Indentures:

               4.1  8-3/8% Notes due 2004
                    -Incorporated herein by reference to the company's
                     Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009)

               4.2  7-7/8% Notes due 2000
                    -Incorporated by reference to the company's Registration
                     Statement on Form S-4 dated July 21, 1995 (File
                     No. 33-60081)

               4.3 Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets

    (9)       Voting Trust Agreement- not applicable

   (10)       Material Contracts:

              10.1  Milacron 1987 Long-Term Incentive Plan
                    -Incorporated herein by reference to the company's
                     Proxy Statement dated March 27, 1987.

              10.2  Milacron 1991 Long-Term Incentive Plan
                    -Incorporated herein by reference to the company's
                     Proxy Statement dated March 22, 1991.

              10.3  Milacron 1994 Long-Term Incentive Plan
                    -Incorporated herein by reference to the company's
                     Proxy Statement dated March 24, 1994.

              10.4 Milacron 1997 Long-Term Incentive Plan, as amended -Filed herewith.

              10.5 Milacron 1996 Short-Term Management Incentive Plan -Incorporated herein by reference to the company's
                     Form 10-K for the fiscal year ended December 28, 1996.

              10.6 Milacron Inc. Supplemental Pension Plan, as amended -Filed herewith.

              10.7 Milacron Inc. Supplemental Retirement Plan, as amended -Filed herewith.

              10.8 Milacron Inc. Plan for the Deferral of Directors' Compensation, as amended
                    -Filed herewith.

              10.9 Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
                    -Filed herewith.

             10.10 Milacron Supplemental Executive Retirement Plan, as amended
                    -Filed herewith.

             10.11 Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust
                    Company, as agent.
                    -Filed herewith.

             10.12 Milacron Compensation Deferral Plan, as amended -Filed herewith.

             10.13 Rights Agreement dated as of February 5, 1999, between Milacron, Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.
                    -Incorporated herein by reference to the company's
                     Registration Statement on Form 8-A (File No. 001-08485).

             10.14 Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron, Inc. dated
                    August 20, 1998.
                    -Incorporated herein by reference to the company's
                     Form 8-K dated December 30, 1995.

             10.15  Purchase and Sale Agreement between Johnson
                    Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.
                    -Incorporated herein by reference to the company's
                     Form 8-K dated September 30, 1998.

   (11)       Statement Regarding Computation of Per-Share Earnings

   (12)       Statement Regarding Computation of Ratios - not applicable

   (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - not applicable

   (16)       Letter re Change in Certifying Accountant - not applicable

   (18)       Letter Regarding Change in Accounting Principles
              - not applicable

   (21)       Subsidiaries of the Registrant

   (22)       Published Report Regarding Matters Submitted to Vote of
              Security Holders
              -Incorporated by reference to the company's Proxy
               Statement dated March 26, 1999.

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

     - A Current Report on Form 8-K, Items 2, 5 and 7, dated October 2, 1998, was filed regarding the closing of the sale of the company's machine tools segment to UNOVA, Inc. Pro forma financial statements under
       Item 7 (b) were included in this filing. The filing also disclosed the change of the change of the company's name to Milacron Inc. and its intention to purchase up to two million shares of its outstanding common stock.

ITEM 14(C)&(D)-- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The responses to these portions of Item 14 are submitted as a separate section of this report.



SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MILACRON INC.



                                 BY:  /s/ Daniel J. Meyer
                                      ----------------------------
                                      Daniel J. Meyer; Chairman,
                                      President and Chief
                                      Executive Officer
                                      (Chief Executive Officer)


                                 BY:  /s/ Ronald D. Brown
                                      ----------------------------
                                      Ronald D. Brown; Vice
                                      President- Senior Finance
                                      and Administration and Chief
                                      Financial Officer
                                      (Chief Financial Officer)


                                 BY:  /s/ Jerome L. Fedders
                                      ----------------------------
                                      Jerome L. Fedders; Controller
                                      (Chief Accounting Officer)


Date:  March 26, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Darryl F. Allen                  /s/ Neil A. Armstrong
--------------------------------     -------------------------------
Darryl F. Allen;                     Neil A. Armstrong;
March 26, 1999                       March 26, 1999
(Director)                           (Director)


/s/ Barbara Hackman Franklin         /s/ Harry A. Hammerly
--------------------------------     -------------------------------
Barbara Hackman Franklin;            Harry A. Hammerly;
March 26, 1999                       March 26, 1999
(Director)                           (Director)


/s/ David L. Burner
--------------------------------
David L. Burner;
March 26, 1999
(Director)



ITEM 14(C) AND (D)-- INDEX TO CERTAIN EXHIBITS AND FINANCIAL STATEMENT
                     SCHEDULES


                                                                 Page No.

Exhibit 10.4   Milacron 1997 Long-Term Incentive Plan,
               as amended                                   Bound Separately

Exhibit 10.6   Milacron Inc. Supplemental Pension Plan,
               as amended                                   Bound Separately

Exhibit 10.7   Milacron Inc. Supplemental Retirement
               Plan, as amended                             Bound Separately

Exhibit 10.8   Milacron Inc. Plan for the Deferral of
               Directors' Compensation, as amended          Bound Separately

Exhibit 10.9   Milacron Inc. Retirement Plan for Non-
               Employee Directors, as amended               Bound Separately

Exhibit 10.10  Milacron Supplemental Executive
               Retirement Plan, as amended                  Bound Separately

Exhibit 11     Computation of Per-Share Earnings                   60

Exhibit 21     Subsidiaries of the Registrant                      61

Exhibit 23     Consent of Experts of Counsel                       63

Exhibit 27     Financial Data Schedule                             64

Schedule II    Valuation and Qualifying Accounts and Reserves      65

MILACRON INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended 1998, 1997 and 1996
(In Thousands)



COL. A                         COL. B                 COL. C             COL. D         COL. E
-------------------------------------------------------------------------------------------------
                                                     Additions
                                             ------------------------
                              Balance at       Charged to                               Balance
                               Beginning        Costs and       Other    Deductions     at End
Description                    of Period         Expenses   -Describe    -Describe      of Period
-------------------------------------------------------------------------------------------------
YEAR ENDED 1998

 Allowances for
  doubtful accounts              $13,004         $ 5,757    $ 1,341 (a)    $ 4,639 (b)  $12,083
                                                                199 (c)      3,579 (e)
 Restructuring and
  consolidation, closing
  and relocation and
  special charge reserves        $   933         $    -     $    -         $   412 (b)  $   521
 Allowances for inventory
  obsolescence                   $41,657         $10,074    $ 1,093 (a)    $10,137 (b)  $37,350
                                                              1,771 (c)      7,108 (e)

YEAR ENDED 1997

 Allowances for
  doubtful accounts              $13,715         $ 5,528    $   200 (a)    $ 5,624 (b)  $13,004
                                                                               815 (c)

 Restructuring and
  consolidation, closing
  and relocation and
  special charge reserves        $ 2,324         $    -     $    -         $ 1,266 (b)  $   933
                                                                               125 (c)

 Allowances for inventory
  Obsolescence                   $45,649         $12,636    $    -         $13,223 (b)  $41,657

                                                                             3,405 (c)

YEAR ENDED 1996
 Allowances for
  doubtful accounts              $12,935         $ 4,667    $ 1,429 (a)    $ 4,687 (b)  $13,715
                                                                               629 (c)

 Restructuring and
  integration charge
  reserves                       $18,336         $    -     $    -         $14,646 (b)  $ 2,324
                                                                               766 (c)
                                                                               600 (d)
 Allowances for inventory
  Obsolescence                   $53,458         $10,805    $ 1,598 (a)    $18,557 (b)  $45,649
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