Form 10-Q
period 1999-03-31
MILACRON INC
filed 1999-05-14
CIK 716823

============================================================
                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         -----------


                          FORM 10-Q





[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the quarter ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from __________ to __________


                Commission file number 1-8485


                        MILACRON INC.

     (Exact name of registrant as specified in its charter)

        Delaware                          31-1062125
<State or other jurisdiction of       (I.R.S.  Employer
 incorporation or organization)       Identification No.)

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

                     Yes [x]     No [ ]

Number   of  shares  of  Common  Stock,  $1.00  par   value,
outstanding as of May 10, 1999:   37,021,050
============================================================

               Milacron Inc. and Subsidiaries
                            Index



                                                            Page No.

PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


           Consolidated Condensed Statement of Earnings        3


           Consolidated Condensed Balance Sheet                4


           Consolidated Condensed Statement of Cash Flows      5


           Notes to Consolidated Condensed Financial
             Statements                                        6


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations      13


Item 3.   Quantitative and Qualitative Disclosure about
           Market Risk                                        21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   22

Item 6.   (a) Exhibits                                        22


          (b) Reports on Form 8-K                             22


          Signatures                                          23


          Index to Exhibits                                   24



PART I.  Financial Information
Milacron Inc. and Subsidiaries
Consolidated Condensed Statement of Earnings
(Unaudited)


                                             (In millions, except share
                                                and per-share amounts)

                                              Quarter Ended March 31,
                                              ----------------------
                                                 1999       1998
                                              ---------   --------
Sales                                           $ 392.0    $ 356.5
Cost of products sold                             288.4      259.9
                                                -------    -------
  Manufacturing margins                           103.6       96.6
                                                -------    -------

Other costs and expenses
  Selling and administrative                       70.4       64.1
  Other - net                                       2.5        4.2
                                                -------    -------
    Total other costs and expenses                 72.9       68.3
                                                -------    -------

Operating earnings                                 30.7       28.3

Interest
  Income                                             .4         .4
  Expense                                          (9.6)      (7.8)
                                                -------    -------
    Interest - net                                 (9.2)      (7.4)
                                                -------    -------

Earnings before income taxes and minority
  shareholders' interests                          21.5       20.9

Provision for income taxes                          6.3        5.8
                                                -------    -------

Earnings from continuing operations before
  minority shareholders' interests                 15.2       15.1

Minority shareholders' interests in
  earnings of subsidiaries                           .1         .1
                                                -------    -------

Earnings from continuing operations                15.1       15.0

Discontinued operations net of income taxes         -          2.6
                                                -------    -------

Net earnings                                    $  15.1    $  17.6
                                                =======    =======

Earnings per common share
  Basic
    Continuing operations                       $   .40    $   .38
    Discontinued operations                          -         .07
                                                -------    -------
     Net earnings                               $   .40    $   .45
                                                =======    =======
  Diluted
    Continuing operations                       $   .40    $   .37
    Discontinued operations                          -         .07
                                                -------    -------
     Net earnings                               $   .40    $   .44
                                                =======    =======

Dividends per common share                      $   .12    $   .12

Weighted average common shares outstanding
  assuming dilution (in thousands)               37,500     39,708




See notes to consolidated condensed financial statements.




Milacron Inc. and Subsidiaries
Consolidated Condensed Balance Sheet
(Unaudited)


                                                    (In millions)

                                               March 31,   Dec. 31,
                                                 1999       1998
                                              --------    --------

Assets
Current assets
  Cash and cash equivalents                   $   37.6    $   48.9
  Notes and accounts receivable,
    less allowances of $12.6 in 1999
    and $12.1 in 1998                            222.5       226.1
  Receivable from sale of discontinued
    machine tools segment                          6.9        10.8
  Inventories
    Raw materials                                 43.3        45.6
    Work-in-process and finished parts           200.2       204.6
    Finished products                            161.3       150.8
                                              --------    --------
     Total inventories                           404.8       401.0
  Other current assets                            45.8        43.7
                                              --------    --------
    Total current assets                         717.6       730.5
Property, plant and equipment                    596.5       605.2
  Less accumulated depreciation                 (250.5)     (254.3)
                                              --------    --------
    Property, plant and equipment - net          346.0       350.9
Goodwill                                         389.7       397.6
Other noncurrent assets                           72.8        78.1
                                              --------    --------
  Total assets                                $1,526.1    $1,557.1
                                              ========    ========
Liabilities and shareholders' equity
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt                 $  211.3    $  185.2
  Trade accounts payable                         136.7       155.2
  Advance billings and deposits                   32.5        31.7
  Accrued and other current liabilities          165.4       178.8
                                              --------    --------
    Total current liabilities                    545.9       550.9
Long-term accrued liabilities                    189.2       193.9
Long-term debt                                   329.9       335.7
                                              --------    --------
  Total liabilities                            1,065.0     1,080.5
                                              --------    --------

Commitments and contingencies                      -           -

Shareholders' equity
  Preferred shares                                 6.0         6.0
  Common shares (outstanding: 37.0 in 1999 and
    37.8 in 1998)                                365.4       379.0
  Reinvested earnings                            116.5       106.0
  Accumulated other comprehensive
    income (loss)                                (26.8)      (14.4)
                                              --------    --------
     Total shareholders' equity                  461.1       476.6
                                              --------    --------
Total liabilities and shareholders' equity    $1,526.1    $1,557.1
                                              ========    ========



See notes to consolidated condensed financial statements.




Milacron Inc. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Unaudited)


                                                    (In millions)

                                              Quarter Ended March 31,
                                              ----------------------
                                                1999        1998
                                              --------    --------


Increase (decrease) in cash
  and cash equivalents
Operating activities cash flows
  Net earnings                                $   15.1    $   17.6
  Operating activities providing
    (using) cash
     Depreciation and amortization                14.7        14.4
     Deferred income taxes                          .7        (3.2)
     Working capital changes
       Notes and accounts receivable              (7.4)       21.4
       Inventories                               (15.5)      (19.1)
       Other current assets                       (1.5)       (4.7)
       Trade accounts payable                    (14.6)        (.7)
       Accrued and other current liabilities       9.0        10.8
     Decrease (increase) in other
       noncurrent assets                           4.1        (2.7)
     Decrease in long-term accrued liabilities     (.7)       (5.3)
     Other - net                                  (2.2)        (.8)
                                              --------    --------
       Net cash provided by
        operating activities                       1.7        27.7
                                              --------    --------

Investing activities cash flows
  Capital expenditures                           (15.2)      (12.0)
  Net disposals of property, plant
    and equipment                                   .4         1.1
  Acquisitions                                   (10.5)      (12.5)
  Divestitures                                     3.2         -
                                              --------    --------
    Net cash used by
     investing activities                        (22.1)      (23.4)
                                              --------    --------

Financing activities cash flows
  Dividends paid                                  (4.6)       (4.8)
  Issuance of long-term debt                       -           1.5
  Repayments of long-term debt                    (1.5)        (.5)
  Increase in amounts payable to banks            32.9        21.5
  Issuance of common shares                        -           4.2
  Purchase of treasury and other
    common shares                                (17.7)       (8.9)
                                              --------    --------
    Net cash provided by
     financing activities                          9.1        13.0
                                              --------    --------
Increase (decrease) in cash
  and cash equivalents                           (11.3)       17.3
Cash and cash equivalents at
  beginning of period                             48.9        25.7
                                              --------    --------
Cash and cash equivalents at
  end of period                               $   37.6    $   43.0
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

The Consolidated Condensed Balance Sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

Discontinued Operations
-----------------------

On October 2, 1998, the company completed the sale of its machine tools segment (MTG). The proceeds from the sale, including post-closing adjustments, were approximately $187 million, of which $180 million was received on the closing date and used to repay bank borrowings incurred for the acquisition of Uniloy (see Acquisitions). MTG was largely involved in the manufacture and sale of aerospace systems and stand-alone machinery for general metalworking. The Consolidated Condensed Statement of Earnings for the first quarter of 1998 has been restated to present the operating results of MTG as a discontinued operation. MTG's sales in the first quarter of 1998 were $120.9 million.

Acquisitions
------------

In February, 1998, the company acquired Wear Technology, which has annual sales of approximately $10 million and serves the aftermarket for new and rebuilt twin screws for extrusion systems, and Northern Supply, a regional catalog distribution company offering supplies to plastics processors for injection molding, blow molding and extrusion with annual sales of approximately $5 million.

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

Also, in September, 1998, the company acquired the assets of the plastics machinery division of Johnson Controls, Inc. (Uniloy) for approximately $199 million, subject to additional post-closing adjustments. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had annual sales of more than $190 million for the fiscal year ended September 30, 1998, and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blowmolding.

On  December  30, 1998, the company acquired  Werkzeugfabrik
GmbH Konigsee (Werko), a manufacturer of high-speed steel drills. Located in eastern Germany, Werko has annual sales of approximately $25 million.

All of the acquisitions are being accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $242.2 million. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.


                                              (In millions)

                                                   1998
                                                 --------
    Cash and cash equivalents                      $  2.1
    Accounts receivable                              34.8
    Inventories                                      71.9
    Other current assets                              3.9
    Property, plant and equipment                    30.1
    Goodwill                                        175.7
    Other noncurrent assets                          10.6
                                                   ------
      Total assets                                  329.1
    Current portion of long-term debt                 7.0
    Other current liabilities                        67.3
    Long-term accrued liabilities                     1.7
    Long-term debt                                   10.9
                                                   ------
      Total liabilities                              86.9
                                                   ------
    Total acquisition cost                         $242.2
                                                   ======



SEVERANCE EXPENSE
-----------------

In the first quarter of 1998, the company recorded severance expense of $2.0 million ($1.4 million after tax) related to a workforce reduction plan involving approximately 60 employees at Widia, the company's European cutting tool company. As a result of the workforce reduction and other actions at Widia, the company expects to achieve annual pretax cost savings of approximately $5.0 million, which began to phase in during the fourth quarter of 1998.


INCOME TAXES
------------

In both 1999 and 1998, the provision for income taxes consists of U.S. federal and state and local income taxes as well as non-U.S. income taxes. The provision also includes the effects of adjustments of deferred tax assets and related valuation allowances in certain non-U.S. jurisdictions.

At December 31, 1998, certain of the company's non-U.S. subsidiaries reported net operating loss carryforwards aggregating approximately $120 million, substantially all of which have no expiration dates. This amount included $39 million related to Werko (see Acquisitions), which was acquired on December 30, 1998. The deferred tax assets related to certain of these loss carryforwards were partially reserved through valuation allowances which totaled approximately $28 million.

During the first quarter of 1999, the company reevaluated Werko's preacquisition profits and losses. As a result of the reevaluation, the company's calculation of Werko's net operating loss carryforwards has been increased to approximately $66 million and the related valuation allowances have been increased by $6 million. The additional deferred tax assets and valuation allowances will be recorded in 1999 in connection with the allocation of the Werko acquisition costs.

Effective January 1, 1999, the German federal income tax rate on undistributed earnings was reduced from 45% to 40%. As a result, the net carrying value of the company's net deferred assets in Germany, including valuation allowances, was reduced by approximately $1.8 million. This increase in the first quarter tax provision was substantially offset by adjustments of certain other non-U.S. accrued and deferred tax balances.

The company reviews the valuation of all deferred tax assets on an ongoing basis and concluded in 1998 that it was more likely than not that a portion of these assets would be realized in the future. Accordingly, certain non-U.S. valuation allowances were reversed which caused the effective tax rate for 1998 to be less than the U.S. statutory rate. Similarly, the 1999 effective tax rate also provides for the reversal of non-U.S. valuation allowances due to the expectation of additional net operating loss carryforward utilization. The 1999 rate also includes the effect of tax reserve adjustments to more accurately reflect actual expected liabilities. These benefits are offset to some degree by a provision for the write down to the company's net deferred tax assets in Germany from the "without distribution" rate to the lower "with distribution" rate of 30%.

RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. At March 31, 1999, December 31, 1998, March 31, 1998 and December 27, 1997, the undivided interests in the company's gross accounts receivable that had been sold to the purchaser aggregated $71.2 million, $63.1 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statement of Earnings.



LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.


                                             (In millions)

                                           Mar. 31,    Dec. 31,
                                            1999         1998
                                          --------    --------
Accrued and other current liabilities
  Accrued salaries, wages
   and other compensation                 $   57.5    $   49.1
  Accrued and deferred income taxes           15.6         (.5)
  Other accrued expenses                      92.3       130.2
                                          --------    --------
                                          $  165.4    $  178.8
                                          ========    ========

Long-term accrued liabilities
  Accrued pension and other
   compensation                           $   67.8    $   74.9
  Accrued postretirement health
   care benefits                              40.3        40.6
  Accrued and deferred income taxes           27.3        26.6
  Minority shareholders' interests            20.0        19.9
  Other                                       33.8        31.9
                                          --------    --------
                                          $  189.2    $  193.9
                                          ========    ========



Long-term Debt

The components of long-term debt are shown in the following table.


                                            (In millions)

                                         Mar. 31,    Dec. 31,
                                          1999         1998
                                         -------    --------
Long-term debt
  7-7/8% Notes due 2000                 $  100.0    $  100.0
  8-3/8% Notes due 2004                    115.0       115.0
  Revolving credit facility                 82.8        84.8
  Other                                     36.6        43.7
                                        --------    --------
Total long-term debt                       334.4       343.5
Less current maturities                     (4.5)       (7.8)
                                        --------    --------
                                        $  329.9    $  335.7
                                        ========    ========


Outstanding borrowings under the company's revolving credit facility of DM 149 million ($82.8 million) at March 31, 1999, and $10.0 million and DM 125 million ($74.8 million) at December 31, 1998 are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 4.6% per year at March 31, 1999 and 4.8% per year at December 31, 1998.



LINES OF CREDIT
---------------

At March 31, 1999, the company had lines of credit with various U.S. and non-U.S. banks of approximately $629 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $224 million at March 31, 1999.


SHAREHOLDERS' EQUITY
--------------------

On October 2, 1998, the company announced its intention to repurchase up to two million of its outstanding common shares on the open market, of which 1,239,700 were repurchased during the fourth quarter of 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999 at a cost of $13.1 million. In the first quarter of 1998, the company repurchased a total of 339,900 treasury shares on the open market at a cost of $8.2 million to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment programs. Additional shares totaling 88,309 and 23,664 were purchased in the first quarter of 1999 and 1998, respectively, in connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.


COMPREHENSIVE INCOME
--------------------

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity. Total comprehensive income and changes in total shareholders' equity are as follows:



                                                 (In millions)

                                            Quarter Ended March 31,
                                 ----------------------------------------
                                         1999                  1998
                                 ------------------     -----------------
                                   Total      Total       Total     Total
                                 Compre-     Share-     Compre-    Share-
                                 hensive   holders'     hensive  holders'
                                  Income     Equity      Income    Equity
                                 -------   --------     -------  --------

Balance at beginning of period             $  476.6              $  471.9

Net common share transactions                 (13.6)                 (4.7)

Net earnings                     $  15.1       15.1     $  17.6      17.6
Foreign currency translation
  adjustments                      (12.4)     (12.4)       (2.3)     (2.3)
                                 -------                -------

Total comprehensive income       $   2.7                $  15.3
                                 =======                =======

Cash dividends                                 (4.6)                 (4.8)
                                           --------              --------

Balance at end of period                   $  461.1              $  477.7
                                           ========              ========




CONTINGENCIES
-------------

The company is involved in remedial investigations and actions at various locations, including former plant facilities, and EPA Superfund sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of a remediation feasibility study. The accruals are adjusted as further information becomes available or circumstances change. Environmental costs have not been material in the past.

Various  lawsuits  arising  during  the  normal  course   of
business   are   pending  against  the   company   and   its
consolidated subsidiaries.

In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company's consolidated financial position or results of operations.



ORGANIZATION
------------

The   company   has   two   business   segments:    plastics
technologies  and  cutting process technologies.   Financial
information for each of these segments for the quarters ended March 31, 1999 and 1998 is presented below.


                                                    (In millions)

                                              Quarter Ended March 31,
                                              ----------------------
                                                1999        1998
                                              --------    --------
Sales
  Plastics technologies                       $  217.2    $  180.3
  Cutting process technologies                   174.8       176.2
                                              --------    --------
                                              $  392.0    $  356.5
                                              ========    ========

Operating earnings
  Plastics technologies                       $   20.1    $   16.2
  Cutting process technologies                    16.1        18.6
  Corporate expenses                              (4.2)       (5.1)
  Other unallocated expenses (a)                  (1.3)       (1.4)
                                              --------    --------
    Operating earnings                            30.7        28.3
Interest expense-net                              (9.2)       (7.4)
                                              --------    --------

Earnings from continuing operations
  before income taxes and minority
  shareholders' interest                      $   21.5    $   20.9
                                              ========    ========

New orders
  Plastics technologies                       $  206.5    $  180.3
  Cutting process technologies                   181.5       182.7
                                              --------    --------
                                              $  388.0    $  363.0
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



RECENTLY ISSUED PRONOUNCEMENTS
------------------------------

During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for the company beginning in 2000. It establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effect of foreign currency exchange rate fluctuations. The company is evaluating the effect of this standard on the company's financial position and results of operations. However, management currently believes that the effect will not be material.




Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           (Unaudited)


RESULTS OF OPERATIONS
---------------------

Milacron operates in two business segments: plastics technologies and cutting process technologies.



DISCONTINUED OPERATIONS

On October 2, 1998, we completed the sale of our machine tools group (MTG) for proceeds of $187 million, including post-closing adjustments. All comparisons of "results of operations" in this Management's Discussion and Analysis have been restated to exclude the historical operations of MTG.

RECLASSIFICATION OF FINANCIAL STATEMENT

Beginning  in  the  fourth quarter of 1998,  expense  for
minority  shareholders'  interests  in  the  earnings  of
subsidiaries,   which  was  previously  included   as   a
component  of  operating  earnings  in  the  Consolidated
Condensed Statement of Earnings, is presented as a separate component of earnings from continuing operations after income taxes. Also beginning in the fourth quarter of 1998, amortization expense related to deferred debt issuance costs has been reclassified from other costs and expenses-net to interest expense. Amounts for the first quarter of 1998 have been reclassified to conform to these presentations.

ACQUISITIONS

In  February, 1998, Milacron acquired Wear Technology and
Northern Supply. Wear Technology is a McPherson, Kansas company with annual sales of approximately $10 million which primarily serves the aftermarket for new and rebuilt twin screws for extrusion systems. Northern
Supply, with annual sales of approximately $5 million, offers supplies to plastics processors for injection molding, blow molding and extrusion through distribution centers in Minneapolis, Minnesota and Charlotte, North
Carolina.

In  May,  1998, we acquired Autojectors, Inc., a  leading
U.S.   producer  of  vertical  insert  injection  molding
machinery  widely  used to make medical,  electrical  and
automotive components. With annual sales of approximately
$20    million,   Autojectors   operates   through    two
manufacturing facilities near Fort Wayne, Indiana.


Effective September 30, 1998, we acquired Master Unit Die
Products, Inc., a leading North American manufacturer  of
quick-change mold bases for the plastics industry. Master
Unit  Die  Products has annual sales  in  excess  of  $10
million.


Also  on  September 30, 1998, we acquired the  assets  of
Uniloy,   the  plastics  machinery  division  of  Johnson
Controls, Inc., for approximately $199 million, subject to additional post-closing adjustments. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had sales of more than $190 million for the fiscal year ending on September 30, 1998, and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blowmolding.


On  December  30,  1998, we acquired Werkzeugfabrik  GmbH
Konigsee (Werko), a manufacturer of high-speed steel drills. Located in eastern Germany, Werko has annual sales of approximately $25 million.


With  the  exception  of  Werko, all  of  the  businesses
purchased   in   1998  are  included  in   the   plastics
technologies  segment  from  the  respective   dates   of
acquisition.  Werko  is included in the  cutting  process
technologies   segment  beginning  in   1999.    In   the
aggregate,   these  acquisitions  had   the   effect   of
increasing first quarter 1999 new orders and sales by $57 million and $58 million, respectively, in relation to 1998.


All of the acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting.


PRESENCE OUTSIDE THE U.S.

In  recent years, Milacron's growth outside the U.S.  has
allowed  it  to become more globally balanced.  In  1998,
markets   outside  the  U.S.  represented  the  following
percentages of our consolidated sales: Europe  29%;  Asia
7%;  Canada and Mexico 6%; and the rest of the world  2%.
As  a  result  of  this geographic mix, foreign  currency
exchange rate fluctuations affect the translation of  our
sales and earnings, as well as consolidated shareholders'
equity.  During the first quarter of 1999, the  weighted-
average  exchange rates of most major European currencies
in  relation  to  the U.S. dollar were slightly  stronger
than  in  the  comparable period of 1998.  As  a  result,
Milacron experienced favorable translation effects on new
orders   and   sales  of  $2  million  and  $3   million,
respectively.    The   effect   on   earnings   was   not
significant.   However,  between December  31,  1998  and
March 31, 1999, the new European currency, the euro,  and
the  sovereign  currencies  of the  eleven  participating
countries  weakened against the dollar  by  approximately
7%.   This  resulted  in  a  $12  million  reduction   in
consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.


If the major European and other world currencies should weaken further against the U.S. dollar in future periods, we will experience a negative effect in translating our non-U.S. new orders, sales and, possibly, net earnings when compared to historical results.

NEW ORDERS AND BACKLOG

New  orders  in  the  first quarter  of  1999  were  $388
million,  which represents a $25 million, or 7%, increase
from  $363  million  in the comparable  period  of  1998.
Excluding  the  effects  of the  1998  acquisitions,  new
orders  decreased by $32 million, or 9%.  In the plastics
technologies  segment,  new  orders  increased   by   $27
million, or 15%, which was more than accounted for by the addition of Uniloy and the other 1998 acquisitions.
Orders  for extrusion systems increased in both the  U.S.
and Europe but orders for injection molding machines decreased worldwide due to softness in many capital goods markets. However, assuming the consumer economy remains strong, we expect the order rate for injection molding to improve later in the year, especially in the U.S.

Orders  for  cutting process technologies  products  were
$182  million,  which represents a modest  decrease  from
$183 million in the first quarter of 1998.  Excluding the
effects  of  the Werko acquisition and currency  effects,
new  orders decreased by $9 million, or 5%.  The decrease
was  due  primarily  to lower North American  orders  for
round    metalcutting   tools,   grinding   wheels    and
metalcutting fluids that resulted from soft economic conditions in many of the industrial markets served by these products. Orders for Valenite and Widia products approximated the 1998 levels.

U.S.  export orders were $35 million in the first quarter
of  1999, of which Uniloy accounted for approximately  $6
million.   In  the first quarter of 1998,  export  orders
totaled $31 million.

Milacron's  backlog  of  unfilled  orders  totaled   $261
million  at  March 31, 1999, compared to $247 million  at
December  31, 1998, and $200 million at March  31,  1998.
The   increase  in  relation  to  year-end  1998  related
principally to an increase at Uniloy which was offset to some degree by a lower backlog for injection molding machines.


SALES

Sales  in  the  first quarter of 1999 were $392  million,
which  represented a $35 million, or 10%,  increase  from
$357  million in 1998. Excluding the effect of  the  1998
acquisitions,    consolidated    sales    decreased    by
approximately 6%. Sales of plastics technologies products
increased  by  $37 million, or 21%. The  segment's  sales
include  an incremental $53 million related to  the  1998
acquisitions.  Shipments  of injection  molding  machines
decreased,   especially  in  the   U.S.,   due   to   the
aforementioned reduction in orders, but sales of U.S.- built extrusion systems increased significantly.

Sales  of cutting process technologies products decreased
modestly to $175 million despite the effect of the  Werko
acquisition.    North   American   shipments   of   round
metalcutting tools decreased due to customers reducing their inventory levels, delays in large programs and overall softness in many industrial markets. Sales of Valenite and Widia metalcutting products approximated the levels achieved in 1998.

Export sales were $39 million in the first quarter of 1999 compared to $27 million in 1998. The 1999 amount includes $11 million for Uniloy.

Sales of both segments to non-U.S. markets, including exports, totaled $168 million in the first quarter of 1999, an increase of $12 million in relation to 1998. In
1999  and  1998, products manufactured outside  the  U.S.
approximated 38% and 41% of sales, respectively, while products sold outside the U.S. approximated 43 % and 44 % of sales, respectively.

MARGINS, COSTS AND EXPENSES AND OPERATING EARNINGS

Our   consolidated  manufacturing  margin  in  the  first
quarter of 1999 was 26.4% compared to 27.1% in 1998.   In
the  plastics  technologies segment, the  overall  margin
approximated  the  results achieved in  1998,  while  the
margin   of  the  cutting  process  technologies  segment
decreased  modestly.   The decline  resulted  principally
from lower margins for round metalcutting tools worldwide and metalworking fluids in Europe.

In  the  first quarter of 1999, the plastics technologies
segment had operating earnings of $20.1 million, or  9.3%
of sales, compared to $16.2 million, or 9.0% of sales, in 1998. The acquisition of Uniloy contributed to the improvement. However, even without Uniloy, the segment's operating profit and return on sales would have shown improvement in 1999 in relation to 1998 due to higher earnings for U.S.-built extrusion systems and the non-
U.S. injection molding machine business.

The  cutting  process technologies segment had  operating
earnings of $16.1 million, or 9.2% of sales, in the first
quarter  of  1999, which represented a decrease  of  $2.5
million  from $18.6 million, or 10.6% of sales, in  1998.
The decrease resulted principally from softness in many of the segment's markets worldwide, especially those served by round metalcutting tools. The exception was the automotive sector, where demand remained strong.

Total selling and administrative expense increased in amount in relation to 1998 due principally to the effect of the 1998 acquisitions. As a percentage of sales, these expenses remained constant at approximately 18%.

Other expense-net, decreased to $2.5 million in the first
quarter  of  1999  from $4.2 million in  1998.  The  1999
amount includes higher expense for goodwill amortization due principally to the Uniloy acquisition which occurred in the third quarter of 1998. The 1998 amount included severance expenses totaling approximately $2.0 million relating to approximately 60 employees at Widia, the company's European cutting tool business. As a result of these and other actions at Widia, we expect to achieve annualized pretax savings of approximately $5.0 million, which began to phase in during the fourth quarter of 1998.

Interest  expense-net,  including  amortization  of  debt
issuance  costs, increased in the first quarter  of  1999
due primarily to higher average debt levels associated with the 1998 acquisitions and the repurchase of common shares.


EARNINGS FROM CONTINUING OPERATIONS BEFORE  INCOME
TAXES AND MINORITY SHAREHOLDERS' INTERESTS


Earnings before income taxes and minority shareholders' interests were $21.5 million in the first quarter of 1999 compared to $20.9 million in 1998. The increase results principally from the effects of the 1998 acquisitions, which were partially offset by lower operating earnings for round cutting tools and injection molding machines and by higher interest expense. As a percentage of sales, pretax earnings decreased modestly from 5.9% to 5.5%.


INCOME TAXES

The  1999  and  1998 provisions for income taxes  include
U.S. federal and state and local income taxes as well as non-U.S. income taxes in jurisdictions outside the U.S.

As  discussed more fully in the notes to the consolidated
condensed  financial  statements, Milacron  entered  both
1999  and  1998  with sizeable net operating  loss  (NOL)
carryforwards  in  certain  jurisdictions,   along   with
valuation  allowances against the NOL  carryforwards  and
other  deferred  tax  assets.  Valuation  allowances  are
evaluated  periodically  and revised  based  on  a  "more
likely  than  not"  assessment  of  whether  the  related
deferred  tax  assets  will be  realized.   Increases  or
decreases   in  these  valuation  allowances   serve   to
unfavorably or favorably affect our effective  tax  rate.
As a result of planned reductions in valuation allowances and certain other factors described below, Milacron's expected effective tax rate for 1999 is less than the U.S. statutory rate, as was also the case in 1998.

In  addition  to the effects of reductions  in  valuation
allowances,   the  1999  effective  tax   rate   includes
adjustments of income tax reserves to more accurately reflect actual expected liabilities. These benefits are partially offset by the downward adjustment of the carrying value of net deferred tax assets in Germany to the lower "with distribution" rate. This change is being made as a result of recent changes in Milacron's capital structure in Europe.

The effective tax rates for 1999 and 2000 are expected to be approximately 28-30%. However, the actual rates for both years will ultimately be contingent on the mix of earnings among tax jurisdictions and other factors that cannot be predicted with certainty at this time.

EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations, net of minority shareholders' interests, were $15.1 million, or $.40 per share (diluted), in the first quarter of 1999 compared with $15.0 million, or $.37 per share (diluted), in 1998.
The modest increase in earnings resulted from higher pretax earnings offset by a slightly higher effective tax rate. The 8% increase in earnings per share reflects fewer common shares outstanding in 1999 as a result of the two million share repurchase program that began in the fourth quarter of 1998. The repurchase program was completed in 1999.

DISCONTINUED OPERATIONS

In 1998, discontinued operations reflects the operating results of the company's machine tools segment, which was sold on October 2, 1998.

NET EARNINGS

For  the  first quarter of 1999, net earnings were  $15.1
million,  or $.40 per share (diluted), compared to  $17.6
million, or $.44 per share (diluted), for 1998. The most significant item affecting the net earnings comparison between years was the $2.6 million of earnings of the discontinued machine tools segment in 1998.

YEAR 2000
---------

The  term  "Year 2000 problem" (Y2K) refers to processing
difficulties  that  may  occur in information  technology
(I.T.)   systems  and  other  equipment   with   embedded
microprocessors  that were designed  without  considering
the distinction between dates in the 1900s and the 2000s.
If   not   corrected,  these  systems   could   fail   or
miscalculate   data  when  processing  information   that
includes a date on or after January 1, 2000.

Each  of  Milacron's  business  units,  as  well  as  our
corporate headquarters, is responsible for developing and
executing  comprehensive plans to minimize  and,  to  the
extent    possible,   eliminate   any   major    business
interruptions that could be caused by the Y2K  issue.  We
have   established  an  executive  level  Y2K  Compliance
Committee,  which is monitoring our progress  toward  Y2K
preparedness. This monitoring process includes testing by
our   internal  auditors  and  considering  reports  from
limited reviews conducted by outside consultants to identify issues requiring attention by the Compliance
Committee.

Milacron's   Y2K  effort  focuses  primarily   on   three
important   elements:  1)  I.T.  systems;   2)   non-I.T.
equipment that includes embedded microprocessors; and  3)
supplier preparedness.

Most  of  our  efforts to date have focused on  our  most
critical   I.T.   business  systems   (e.g.,   financial;
enterprise resource planning, or "ERP"). Each of our  ten
major   manufacturing   locations   operates   a   unique
information technology system which has been selected  to
best   serve  that  business's  needs.  Four   of   these
businesses   operate  systems  that  are  licensed   from
independent  third-party software providers  and  require
third  party  updates  to be Y2K compliant.  Milacron  is
cooperating  with and relying on these third  parties  to
replace  or  upgrade  its  software  with  Y2K  compliant
software on a timely basis. We are installing and testing
the  new  software to provide assurance that the  updated
systems will properly process date-sensitive information.
These  systems have already been updated, except for  one
that is scheduled to be updated in the second quarter  of
1999.  Five  other   businesses   are   using   the   Y2K
compliance  process as an opportunity to modernize  their
systems by  installing  new  ERP  systems  licensed  from
independent software providers.  All  of  the  ERP system
installations were completed by January 11, 1999. Another
business unit   operates its  own  proprietary   business
systems,   which   are    being reprogrammed  to  be  Y2K
compliant; over 95% of the applications have already been remediated with the balance expected to be remediated in the first half of 1999.

In addition, Milacron is in the process of completing inventories, assessments and testing of non-I.T. systems
(e.g., production equipment) which may contain embedded chips that could malfunction with the approach of the year 2000. Wherever critical systems are identified as not being compliant, Milacron plans to remediate or replace these non-compliant systems. The remediation phase of this effort is expected to be substantially completed by June 30, 1999.

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

In   1998,  we  focused  on  preventing  significant  Y2K
failures,   rather   than   preparing   formal,   written
contingency plans. In the first quarter of 1999, many of our business units began working on contingency plans.
These plans are expected to be substantially completed by the end of the third quarter of 1999.

Many of the machinery products we sell rely on computer controls and embedded microprocessors to achieve optimum performance. We are making information available publicly to our customers on the Y2K status of these products.
Substantially all of them are Y2K compliant.

Milacron   has   estimated  the  cost  of  major   system
implementation  and remediation efforts.  However,  other
costs   are  being  absorbed  in  departmental  operating
budgets.  Based  on currently available  information,  we
estimate  that  the  incremental  cost  of  these   major
implementation   and   remediation   projects   will   be
approximately $14 million over 1997, 1998 and 1999, of which over 76% has been expended through March 31, 1999.
These costs are not expected to have a material effect on Milacron's financial position, results of operations, or cash flows.

Milacron  recognizes that the Y2K issue could  result  in
the  interruption or failure of certain  normal  business
operations  which  could materially and adversely  affect
our   results  of  operations,  liquidity  and  financial
condition. We believe that the reasonable worst-case scenario is that Milacron could encounter production and shipment delays caused in large part by vendors, service providers and other third parties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K preparedness of third parties, we are unable to determine at this time whether the consequences of the Y2K issue will have a material impact on Milacron's results of operations, liquidity or financial condition. However, as a result of our past and future Y2K activities, we believe that the risk of significant interruption of normal operations should be reduced.


MARKET RISK
-----------

FOREIGN CURRENCY EXCHANGE RATE RISK

Milacron uses foreign currency forward exchange contracts
to  hedge  its  exposure to adverse  changes  in  foreign
currency  exchange  rates  related  to  firm  commitments
arising from international transactions. The company does
not  hold  or  issue derivative instruments  for  trading
purposes.  At  March 31, 1999, Milacron  had  outstanding
forward  contracts  totaling $14.9  million  compared  to
$19.1 million at December 31, 1998, and $30.8 million  at
March  31,  1998. The potential loss from a  hypothetical
10%   adverse  change  in  foreign  currency   rates   on
Milacron's foreign exchange contracts at March  31,  1999
or March 31, 1998, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

INTEREST RATE RISK

At  March 31, 1999, Milacron had fixed interest rate debt
of  $222 million, including $100 million of 7 7/8%  Notes
due  May  15, 2000, and $115 million of 8 3/8% Notes  due
March  15, 2004. We also had floating rate debt  totaling
$319  million, with interest fluctuating based  primarily
on  changes in LIBOR. At December 31, 1998 and March  31,
1998,  fixed  rate  debt totaled $228  million  and  $218
million,  respectively, and floating  rate  debt  totaled
$293 million and $174 million, respectively. We also sell
up  to  $75  million  of  accounts receivable  under  our
receivables   purchase  agreement,   which   results   in
financing  fees  that  fluctuate  based  on  changes   in
commercial  paper  rates.  As a result,  annual  interest
expense   and   financing   fees   fluctuate   based   on
fluctuations in short-term borrowing rates. The effect of these fluctuations was not significant in the first quarter of 1999 or 1998.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At March 31, 1999, Milacron had cash and cash equivalents of $38 million, representing a decrease of $11 million during the first quarter of the year.

Operating activities provided $2 million of cash  in  the
first quarter of 1999, compared with $28 million provided
in 1998. The decrease in cash provided resulted primarily
from   higher   working   capital  requirements.    These
requirements were related to higher receivables levels, as well as higher inventory levels to support new product introductions and anticipated sales growth that did not materialize when expected.

In  1999, investing activities resulted in a $22  million
use  of  cash due to capital expenditures of $15  million
and   post-closing  adjustments  related  to   the   1998
acquisitions  totaling $10 million.  In  1998,  investing
activities  used  $23 million of cash, including  capital
expenditures  of  $12  million  and  the  cost   of   two
acquisitions totaling $13 million.

Financing activities provided $9 million of cash  in  the
first  quarter of 1999, compared to $13 million in  1998.
The  1999  amount includes a $31 million net increase  in
debt  to  finance  acquisitions and to repurchase  common
shares   (as   described  below).  In  1998,  incremental
borrowings totaled $23 million while net repurchases of common shares used $5 million of cash.

In the fourth quarter of 1998, we announced a two million
common  share  repurchase program, of which  1.2  million
shares  were repurchased through December 31,  1998.  The
remainder of shares were repurchased in the first quarter
of 1999. Including shares repurchased to meet the current
needs  of  management incentive plans, Milacron used  $18
million of cash for share repurchases in the first quarter of 1999.

As  of  March 31, 1999 and December 31, 1998,  Milacron's
current ratio was 1.3, compared to 1.7 at March 31, 1998.
The  decrease  in  the current ratio was principally  the
result  of  higher  bank borrowings to finance  the  1998
acquisitions and the share repurchase program.

As  of March 31, 1999, Milacron had lines of credit  with
various  U.S.  and  non-U.S. banks of approximately  $629
million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately
$224 million at March 31, 1999.

Total   debt  was  $541  million  at  March   31,   1999,
representing an increase of $20 million from December 31,
1998.   Total  shareholders' equity was $461  million  at
March  31, 1999, a decrease of $16 million from  December
31, 1998. The decrease resulted from $13 million of unfavorable foreign currency translation effects and the share repurchase program, which more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) was 54% at March 31, 1999, compared with 52% at December 31, 1998.

We recently reduced the 1999 capital expenditures budget from an original amount of $80 million to a revised budget of $63 million. We made this reduction partly as a result of reduced capacity expansion needs in some businesses.

We believe that Milacron's cash flow from operations and currently available credit lines are sufficient to meet our operating and capital requirements in 1999.


OUTLOOK

Industrial sectors remain soft in both North America  and
Europe.  In the plastics technologies segment, we  expect
demand  to  improve during the rest of 1999 assuming  the
consumer economy remains strong.  In the cutting  process
technologies segment, we believe industrial production is
likely to remain slow in the second quarter and then pick
up   in  the  second  half  of  the  year.   Under  these
conditions, we believe we can continue to grow Milacron's
sales and earnings in 1999 and achieve our average annual
targets of a 7% to 8% increase in sales and a 12% to  15%
improvement in earnings per share.


CAUTIONARY STATEMENT
-------------------

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

The information required by Item 3 is included in Item 2 on page 19 of this Form 10-Q.



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

       (a) Exhibits

            Exhibit  (3)  -  Certificate of  Incorporation  and Bylaws

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
                             Earnings - filed as a part of Part I

           Exhibit  (27)  -  Financial Data Schedule -  filed  as
                             part of Part I

       (b) Reports on Form 8-K

             -A  current report on Form 8-K, Item 5, dated February 5, 1999 was filed regarding the approval by the Board of Directors of a stockholders rights plan.




MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Milacron Inc.



Date:   May 13, 1999            By:/s/Jerome L. Fedders
      -------------------       ----------------------------------------
                                   Jerome L. Fedders
                                   Controller



Date:   May 13, 1999            By:/s/Ronald D. Brown
      ------------------        ----------------------------------------
                                   Ronald D. Brown
                                   Senior Vice President - Finance and
                                   Administration and Chief Financial
                                   Officer


MILACRON INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

EXHIBIT NO.                                                           PAGE NO.

  2         Plan of Acquisition, Reorganization,
             Arrangement, Liquidation, or
             Succession - not applicable

  3         Certificate of Incorporation and By-Laws

            3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998
                  - Incorporated herein by reference to the company's
                    Registration Statement on Form S-8
                    (Registration No. 333-70733)

            3.4   By-laws, as amended
                  - Incorporated herein by reference to the company's
                    Registration Statement on Form S-8
                    (Registration No. 333-7733)

  4         Instruments Defining the Rights of Security Holders, Including
            Indentures:

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

            4.2   7-7/8% Notes due 2000
                  - Incorporated by reference to the company's Registration
                    Statement on Form S-4 dated July 21, 1995
                    (File No. 33-60081)


            4.3 Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets

  10        Material Contracts:

           10.1   Milacron 1987 Long-Term Incentive Plan
                  -Incorporated herein by reference to the company's Proxy
                   Statement dated March 27, 1987.


           10.2   Milacron 1991 Long-Term Incentive Plan
                  -Incorporated herein by reference to the company's
                   Proxy Statement dated March 22, 1991.

           10.3   Milacron 1994 Long-Term Incentive Plan
                  -Incorporated herein by reference to the company's
                   Proxy Statement dated March 24, 1994.

           10.4 Milacron 1997 Long-Term Incentive Plan, as amended -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

           10.5 Milacron 1996 Short-Term Management Incentive Plan -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 28, 1996.

           10.6 Milacron Inc. Supplemental Pension Plan, as amended -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

           10.7 Milacron Inc. Supplemental Retirement Plan, as amended -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

           10.8 Milacron Inc. Plan for the Deferral of Directors' Compensation, as amended
                  -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

           10.9 Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
                  -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

           10.10 Milacron Supplemental Executive Retirement Plan, as amended
                  -Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.

           10.11 Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent. -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

           10.12  Milacron Compensation Deferral Plan, as amended
                  -Incorporated herein by reference to the company's
                   Form 10-K for the fiscal year ended December 31, 1998.

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

           10.15 Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.
                  -Incorporated herein by reference to the company's
                   Form 8-K dated September 30, 1998.

  11       Statement Regarding Computation of Per-Share Earnings           27

  15       Letter Regarding Unaudited Interim Financial Information
           - Not Applicable

  18       Letter Regarding Change in Accounting Principles - Not Applicable

  19       Report Furnished to Security Holders- Not Applicable

  22 Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

  23       Consent of Experts and Counsel - Not Applicable

  24       Power of Attorney - Not Applicable

  27       Financial Data Schedule                                         28

  99       Additional Exhibits - Not Applicable