Form 10-K/A
period 1998-12-31
MILACRON INC
filed 1999-06-23
CIK 716823

=====================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

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

Number of shares of Common Stock, $1.00 par value, outstanding as of March 12, 1999: 37,292,033

Documents incorporated by reference:
PART III - Proxy statement, dated March 26, 1999
============================================================================
                      Milacron Inc. and Subsidiaries
                                   Index



                                                          Page No.


                                    PART IV


 Item 6.   (a) EXHIBITS


 Exhibit 27 - Amended Financial Data Schedules             Filed Herewith



The undersigned registrant hereby amends its Annual Report on Form 10-K for the period ended December 31, 1998 to restate the historic income statement line items for the fiscal years ended December 28, 1996, and December 27, 1997, and the quarterly periods ended March 22, 1997, June 14, 1997, October 4, 1997, March 31, 1998, June 30, 1998, and September 30, 1998,
each previously reported on Exhibit (27) Financial Data Schedule. This restatement reflects the reclassification in each of the foregoing periods of the amortization expense related to deferred debt issuance costs from other expense to interest expense.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MILACRON INC.


Date:  June 23, 1999             BY:  /s/ Jerome L. Fedders
                                      Jerome L. Fedders
                                      Controller



Date:  June 23, 1999             BY:  /s/ Ronald D. Brown
                                      Ronald D. Brown
                                      Senior Vice President - Finance and
                                      Administration and Chief Financial
                                      Officer