Form 10-Q
period 1999-06-30
MILACRON INC
filed 1999-08-12
CIK 716823

============================================================
                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         ___________


                          FORM 10-Q


[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.


     For the quarter ended June 30, 1999


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


                    2090 Florence Avenue
                       P.O. Box 63716
                   Cincinnati, Ohio 45206
          (Address of principal executive offices)

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


                     Yes [x]     No [ ]


Number   of  shares  of  Common  Stock,  $1.00  par   value,
outstanding as of August 9, 1999:   37,012,138

============================================================


               MILACRON INC. AND SUBSIDIARIES
                            INDEX



                                                 Page No.

               PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


           Consolidated Condensed
            Statement of Earnings                    3


           Consolidated Condensed
            Balance Sheet                            4


           Consolidated Condensed
            Statement of Cash Flows                  5


           Notes to Consolidated
            Condensed Financial
             Statements                              6


Item 2.   Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                     13

Item 3.   Quantitative and Qualitative
          Disclosures about Market Risk             23


                 PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                         24

Item 4.   Submission of Matters to
          a Vote of Security Holders                24

Item 6.   (a) Exhibits                              24


          (b) Reports on Form 8-K                   24


          Signatures                                25


          Index to Exhibits                         26


               PART I.  FINANCIAL INFORMATION
               MILACRON INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                         (UNAUDITED)

                                          (In millions, except share
                                             and per-share amounts)

                                    Three Months Ended  Six Months Ended
                                    ------------------   ----------------
                                   June 30,   June 30,  June 30, June 30,
                                    1999       1998      1999     1998
                                   --------   -------   -------  -------
Sales                              $ 401.0    $ 370.5   $ 793.0   $727.0
Cost of products sold                298.7      266.8     587.1    526.7
                                   -------    -------   -------  -------
 Manufacturing margins               102.3      103.7     205.9    200.3
                                   -------    -------   -------  -------
Other costs and expenses
 Selling and administrative           68.4       65.8     138.8    129.9
 Other - net                           2.0        4.0       4.5      8.2
                                   -------    -------   -------  -------
   Total other costs
     and expenses                     70.4       69.8     143.3    138.1
                                   -------    -------   -------  -------

Operating earnings                    31.9       33.9      62.6     62.2

Interest
 Income                                 .3         .5        .7       .9
 Expense                              (9.7)      (8.0)    (19.3)   (15.8)
                                   -------    -------   -------  -------
   Interest - net                     (9.4)      (7.5)    (18.6)   (14.9)
                                   -------    -------   -------  -------

Earnings before income
 taxes and minority
 shareholders' interests              22.5       26.4      44.0     47.3

Provision for income taxes             6.7        7.1      13.0     12.9
                                   -------    -------   -------  -------


Earnings from continuing
 operations before minority
 shareholders' interests              15.8       19.3      31.0     34.4

Minority shareholders'
 interests in earnings
 of subsidiaries                        .5        1.0        .6      1.1
                                   -------    -------   -------  -------


Earnings from continuing
 operations                           15.3       18.3      30.4     33.3

Discontinued operations net of
income taxes                             -        2.6         -      5.2
                                   -------    -------   -------  -------


Net earnings                       $  15.3    $  20.9   $  30.4  $  38.5
                                   =======    =======   =======  =======
Earnings per common share
 Basic
   Continuing operations           $   .42    $   .47   $   .82  $   .85
   Discontinued operations               -        .06         -      .13
                                   -------    -------   -------  -------

     Net earnings                  $   .42    $   .53   $   .82  $   .98
                                   =======    =======   =======  =======


 Diluted
   Continuing operations           $   .41    $   .45   $   .81  $   .82
   Discontinued operations               -        .07         -      .14
                                   -------    -------   -------  -------

     Net earnings                  $   .41    $   .52   $   .81  $   .96
                                   =======    =======   =======  =======

Dividends per common share         $   .12    $   .12   $   .24  $   .24
                                   =======    =======   =======  =======

Weighted average common shares
 outstanding assuming dilution
 (in thousands)                     36,978     39,739    37,239   39,723




See notes to consolidated condensed financial statements.


                         MILACRON INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                   (In millions)

                                                June 30,   Dec. 31,
                                                 1999       1998
                                               --------   --------
Assets
Current assets
  Cash and cash equivalents                    $   35.8   $   48.9
  Notes and accounts receivable, less
    allowances of $ 12.2 in 1999 and
    $ 12.1 in 1998                               219.5       226.1
  Receivable from sale of discontinued
    machine tools segment                             -       10.8
  Inventories
    Raw materials                                  46.0       45.6
    Work-in-process and finished parts            191.7      204.6
    Finished products                             157.4      150.8
                                               --------   --------

     Total inventories                            395.1      401.0
  Other current assets                             46.7       43.7
                                               --------   --------

    Total current assets                          697.1      730.5
Property, plant and equipment                     594.2      605.2
  Less accumulated depreciation                  (252.0)    (254.3)
                                               --------   --------
    Property, plant and equipment - net           342.2      350.9
Goodwill                                          387.4      397.6
Other noncurrent assets                            73.8       78.1
                                               --------   --------
  Total assets                                 $1,500.5   $1,557.1
                                               ========   ========

Liabilities and shareholders' equity
Current liabilities
  Amounts payable to banks and current
    portion of long-term debt                  $  209.0   $  185.2
  Trade accounts payable                          128.8      155.2
  Advance billings and deposits                    27.2       31.7
  Accrued and other current liabilities           161.0      178.8
                                               --------   --------
    Total current liabilities                     526.0      550.9
Long-term accrued liabilities                     185.4      193.9
Long-term debt                                    324.4      335.7
                                               --------   --------
  Total liabilities                             1,035.8    1,080.5
                                               --------   --------

Commitments and contingencies                         -          -

Shareholders' equity
  Preferred shares                                  6.0        6.0
  Common shares (outstanding: 37.0
    in 1999 and 37.8 in 1998)                     365.4      379.0
  Reinvested earnings                             127.3      106.0
  Accumulated other comprehensive
    income (loss)                                 (34.0)     (14.4)
                                               --------   --------
     Total shareholders' equity                   464.7      476.6
                                               --------   --------
Total liabilities and shareholders' equity     $1,500.5   $1,557.1
                                               ========   ========


See notes to consolidated condensed financial statements.


                         MILACRON INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                (In millions)


                                    Three Months Ended  Six Months Ended
                                    ------------------   ----------------
                                   June 30,   June 30,  June 30, June 30,
                                    1999       1998      1999     1998
                                    -------   -------   -------  -------
Increase (decrease) in cash
 and cash equivalents
Operating activities cash flows
 Net earnings                      $  15.3    $  20.9   $  30.4  $  38.5
 Operating activities
   providing(using) cash:
     Depreciation and
      amortization                    14.1       14.8      28.8     29.2
     Deferred income taxes             8.7        (.4)      9.4     (3.6)
     Working capital changes
      Notes and accounts
        receivable                    (2.4)     (12.8)     (9.8)     8.6
      Inventories                     (1.2)     (21.7)    (16.7)   (40.8)
      Other current assets            (2.2)       2.5      (3.7)    (2.2)
      Trade accounts payable          (5.6)      (5.3)    (20.2)    (6.0)
      Accrued and other
        current liabilities           (9.9)      10.3       (.9)    21.1
     Decrease (increase) in
      other noncurrent
      assets                          (2.9)      (5.9)      1.2     (8.6)
     Increase (decrease) in
      long-term accrued
      liabilities                     (1.3)       6.6      (2.0)     1.3
     Other - net                       (.4)       (.5)     (2.6)    (1.3)
                                   -------    -------   -------  -------
      Net cash provided by
        operating activities          12.2        8.5      13.9     36.2
                                   -------    -------   -------  -------

Investing activities cash flows
 Capital expenditures                (13.6)     (17.4)    (28.8)   (29.4)
 Net disposals of property,
   Plant and equipment                  .1         .4        .5      1.5
 Acquisitions                          (.5)      (8.0)    (11.0)   (20.5)
 Divestitures                          6.4          -       9.6        -
                                   -------    -------   -------  -------
   Net cash used by
     investing activities             (7.6)     (25.0)    (29.7)   (48.4)
                                   -------    -------   -------  -------

Financing activities cash flows
 Dividends paid                       (4.5)      (4.8)     (9.1)    (9.6)
 Issuance of long-term debt              -        3.0         -      4.5
 Repayments of
   long-term debt                      (.2)         -      (1.7)     (.5)
 Increase (decrease) in
   Amounts payable to banks            (.6)       8.4      32.3     29.9
 Issuance of common shares              .1        1.4        .1      5.6
 Purchase of treasury and
   Other common shares                (1.2)      (4.2)    (18.9)   (13.1)
                                   -------    -------   -------  -------
     Net cash provided (used)
      By financing activities         (6.4)       3.8       2.7     16.8
                                   -------    -------   -------  -------
Increase (decrease) in cash
 and cash equivalents                 (1.8)     (12.7)    (13.1)     4.6
Cash and cash equivalents at
 beginning of period                  37.6       43.0      48.9     25.7
                                   -------    -------   -------  -------
Cash and cash equivalents at
 end of period                     $  35.8    $  30.3   $  35.8  $  30.3
                                   =======    =======   =======  =======



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

The Consolidated Condensed Balance Sheet at December 31,
1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended
December 31, 1998.


DISCONTINUED OPERATIONS
-----------------------

On October 2, 1998, the company completed the sale of its machine tools group (MTG). The proceeds from the sale, including post-closing adjustments, were approximately $187 million, of which $180 million was received on the closing date and used to repay bank borrowings incurred for the acquisition of Uniloy (see Acquisitions). MTG was largely involved in the manufacture and sale of aerospace systems and stand-alone machinery for general metalworking. The
Consolidated Condensed Statement of Earnings for 1998 has been restated to present the operating results of MTG as a discontinued operation. MTG's sales were $120.1 million in the second quarter of 1998 and $241.0 million for the six months ended June 30, 1998.


ACQUISITIONS
------------

In February, 1998, the company acquired Wear Technology, which had annual sales of approximately $10 million as of the acquisition date and serves the aftermarket for new and rebuilt twin screws for extrusion systems, and Northern
Supply, a regional catalog distribution company offering supplies to plastics processors for injection molding, blow molding and extrusion with annual sales of approximately $5 million.

In May, 1998, the company acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. Autojectors had annual sales of approximately $20 million as of the acquisition date.

In September, 1998, the company acquired Master Unit Die Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales in excess of $10 million.

Also, in September, 1998, the company acquired the assets of the plastics machinery division of Johnson Controls, Inc. (Uniloy) for approximately $204 million. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had annual sales of more than $190 million for its fiscal year ended September 30, 1998, and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding.

On December 30, 1998, the company acquired Werkzeugfabrik
GmbH Konigsee (Werko), a manufacturer of high-speed steel drills. Located in eastern Germany, Werko has annual sales of approximately $25 million.

All of the acquisitions are being accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $246.3 million. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

                                      (In millions)

                                            1998
                                           ------
  Cash and cash equivalents                $  2.1
  Accounts receivable                        34.2
  Inventories                                69.5
  Other current assets                        3.8
  Property, plant and equipment              30.4
  Goodwill                                  186.5
  Other noncurrent assets                     9.5
                                           ------
   Total assets                             336.0

  Current portion of long-term debt           7.0
  Other current liabilities                  70.4
  Long-term accrued liabilities               1.4
  Long-term debt                             10.9
                                           ------
   Total liabilities                         89.7
                                           ------
  Total acquisition cost                   $246.3
                                           ======


Early in July, 1999, the company acquired Nickerson
Machinery Inc., Pliers International Inc., and Plastic
Moulding Supply LTD (collectively, Nickerson). With 1998 sales of $7 million, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines. Nickerson will be included in the plastics technologies segment beginning in the third quarter of 1999.


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

INCOME TAXES
------------

In both 1999 and 1998, the provision for income taxes consists of U.S. federal and state and local income taxes as well as non-U.S. income taxes. The provision also includes the effects of adjustments of deferred tax assets and related valuation allowances in certain non-U.S.
jurisdictions, as described below.

At December 31, 1998, certain of the company's non-U.S. subsidiaries reported net operating loss carryforwards aggregating approximately $120 million, substantially all of which have no expiration dates. This amount included $39 million related to Werko (see Acquisitions), which was acquired on December 30, 1998. The deferred tax assets related to certain of these loss carryforwards were partially reserved through valuation allowances which totaled approximately $28 million. During the first half of 1999, the company reevaluated Werko's preacquisition profits and losses. As a result of the reevaluation, the company's calculation of Werko's net operating loss carryforwards has been increased to approximately $74 million for German federal tax purposes and $70 million for trade tax purposes. The related valuation allowances have been increased by $10 million. The additional deferred tax assets and valuation allowances have been recorded in 1999 in connection with the allocation of the Werko acquisition cost.

Effective January 1, 1999, the German federal income tax rate on undistributed earnings was reduced from 45% to 40%. As a result, the net carrying value of the company's net deferred assets in Germany, including valuation allowances, was reduced by approximately $1.8 million. This increase in the first quarter tax provision was substantially offset by adjustments of certain other non-U.S. accrued and deferred income tax balances.

The company reviews the valuation of all deferred tax assets on an ongoing basis and concluded in 1998 that it was more likely than not that a portion of these assets would be realized in the future. Accordingly, certain non-U.S. valuation allowances were reversed which caused the effective tax rate for 1998 to be less than the U.S. statutory rate. Similarly, the 1999 effective tax rate also provides for the reversal of non-U.S. valuation allowances due to the expectation of additional net operating loss carryforward utilization. The 1999 rate also includes the effect of tax reserve adjustments to more accurately reflect actual expected liabilities. These benefits are offset to some degree by a provision for the write down of the company's net deferred tax assets in Germany from the "without distribution" rate to the lower "with distribution" rate of 30%.


RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. At June 30, 1999, December 31, 1998, June 30, 1998, and
December 31, 1997, the undivided interests in the company's gross accounts receivable that had been sold to the purchaser aggregated $72.9 million, $63.1 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statement of Earnings.


LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.


                                             (In millions)

                                           June 30, Dec.31,
                                            1999     1998
                                           -------  -------
Accrued and other current liabilities
 Accrued salaries, wages and
  other compensation                       $  57.3  $  49.1
 Accrued and deferred income taxes             8.9      (.5)
 Other accrued expenses                       94.8    130.2
                                           -------  -------
                                           $ 161.0  $ 178.8
                                           =======  =======
Long-term accrued liabilities
 Accrued pension and other
  compensation                             $  63.2  $  74.9
 Accrued postretirement health
  care benefits                               39.6     40.6
 Accrued and deferred income taxes            28.1     26.6
 Minority shareholders' interests             20.2     19.9
 Other                                        34.3     31.9
                                           -------  -------
                                           $ 185.4  $ 193.9
                                           =======  =======

LONG-TERM DEBT
--------------

The components of long-term debt are shown in the following table.

                                      (In millions)

                                    June 30,     Dec. 31,
                                      1999        1998
                                    -------      -------
Long-term debt
 7-7/8% Notes due 2000              $ 100.0      $ 100.0
 8-3/8% Notes due 2004                115.0        115.0
 Revolving credit facility            178.7         84.8
 Other                                 35.3         43.7
                                    -------      -------
Total long-term debt                  429.0        343.5
Less current maturities              (104.6)        (7.8)
                                    -------      -------
                                    $ 324.4      $ 335.7
                                    =======      =======

Outstanding borrowings under the company's revolving credit facility of $100.0 million and DM 149 million ($78.7 million) at June 30, 1999, and $10.0 million and DM 125 million ($74.8 million) at December 31, 1998 are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year.
These borrowings are at variable interest rates, which had a weighted average of 5.2% per year at June 30, 1999 and 4.8% per year at December 31, 1998. The June 30, 1999 amount includes $100.0 million that was reclassified to long-term debt during the second quarter due to a change in the company's expectations as to repayment.

As presented above, current maturities of long-term debt at June 30, 1999 includes the 7-7/8% Notes due 2000 which are payable on May 15, 2000.


LINES OF CREDIT
---------------

At June 30, 1999, the company had lines of credit with various U.S. and non-U.S. banks of approximately $632 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $206 million at June 30, 1999.


SHAREHOLDERS' EQUITY
--------------------

On October 2, 1998, the company announced its intention to repurchase up to two million of its outstanding common shares on the open market, of which 1,239,700 were repurchased during the fourth quarter of 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999 at a cost of $13.1 million. In the first two quarters of 1998, the company repurchased a total of 492,900 treasury shares on the open market at a cost of $12.0 million to partially meet current and future needs of management incentive, employee benefit and dividend reinvestment programs. Additional shares totaling 103,168 and 38,303 were purchased in the first two quarters of 1999 and 1998, respectively, in connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.

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

                                   (In millions)

                                    Three Months Ended
                         -------------------------------------------
                            June 30, 1999          June 30, 1998
                         -----------------      --------------------
                           Total      Total       Total        Total
                         Compre-     Share-     Compre-       Share-
                         hensive    holders'    hensive      holders'
                          Income     Equity      Income       Equity
                         -------    -------     -------      -------
Balance at beginning
  of period                         $ 461.1                  $ 477.7

Net common share
  transactions                            -                     (2.8)

Net earnings             $  15.3       15.3     $  20.9         20.9

Foreign currency
  translation
  adjustments               (7.2)      (7.2)       (3.8)        (3.8)
                         -------                -------

Total comprehensive
  income                 $   8.1                $  17.1
                         =======                =======

Cash dividends                         (4.5)                    (4.8)
                                    -------                  -------

Balance at end of period            $ 464.7                  $ 487.2
                                    =======                  =======

                                    Six Months Ended
                         -------------------------------------------
                            June 30, 1999          June 30, 1998
                         -----------------      --------------------
                           Total      Total       Total        Total
                         Compre-     Share-     Compre-       Share-
                         hensive    holders'    hensive      holders'
                          Income     Equity      Income       Equity
                         -------    -------     -------      -------
Balance at beginning
  of period                         $ 476.6                  $ 471.9

Net common share
  transactions                        (13.6)                    (7.5)

Net earnings             $  30.4       30.4     $  38.5         38.5

Foreign currency
  Translation
  adjustments              (19.6)     (19.6)       (6.1)        (6.1)
                         -------                -------

Total comprehensive
  income                 $  10.8                $  32.4
                         =======                =======

Cash dividends                         (9.1)                    (9.6)
                                    -------                  -------

Balance at end of period            $ 464.7                  $ 487.2
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


ORGANIZATION
------------

The company operates in two business segments: plastics technologies and cutting process technologies.
Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's
Annual Report on Form 10-K for the year ended December 31,
1998. Operating results for the second quarter of 1999 and for the six months ended June 30, 1999 are presented in the following table.

                                               (In millions)

                                    Three Months Ended  Six Months Ended
                                    ------------------   ----------------
                                    June 30,   June 30,  June 30, June 30,
                                    1999       1998      1999     1998
                                    -------   -------   -------  -------
Sales
 Plastics technologies              $ 221.4  $ 189.2   $ 438.6   $ 369.5
 Cutting process technologies         179.6    181.3     354.4     357.5
                                    -------  -------   -------   -------
                                    $ 401.0  $ 370.5   $ 793.0   $ 727.0
                                    =======  =======   =======   =======

Operating earnings
 Plastics technologies              $  20.5  $  19.7   $  40.6   $  35.9
 Cutting process technologies          16.3     19.6      32.4      38.2
 Corporate expenses                    (3.6)    (4.2)     (7.8)     (9.2)
 Other unallocated expenses (a)        (1.3)    (1.2)     (2.6)     (2.7)
                                    -------  -------   -------   -------
     Operating earnings                31.9     33.9      62.6      62.2
Interest expense-net                   (9.4)    (7.5)    (18.6)    (14.9)
                                    -------  -------   -------   -------

Earnings from continuing operations before
 income taxes and minority shareholders'
 interests                         $  22.5   $  26.4   $  44.0   $  47.3
                                    =======  =======   =======   =======

New orders
 Plastics technologies              $ 222.8  $ 186.2   $ 429.3   $ 366.5
 Cutting process technologies         173.9    183.9     355.4     366.6
                                    -------  -------   -------   -------
                                    $ 396.7  $ 370.1   $ 784.7   $ 733.1
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


RECENTLY ISSUED PRONOUNCEMENTS
------------------------------

During the second quarter of 1998, the Financial Accounting
Standards Board (FASB) issued Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities"(SFAS No. 133). This standard was originally to have been effective for the company beginning in 2000. However, in July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which postpones the mandatory adoption of SFAS No. 133 by the company until 2001. SFAS No. 133 establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effect of foreign currency exchange rate fluctuations. The company is evaluating the effect of SFAS No. 133 on its financial position and results of operations. However, management currently believes that the effect will not be material.


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


RECLASSIFICATION OF FINANCIAL STATEMENT

Beginning in the fourth quarter of 1998, expense for minority shareholders' interests in the earnings of subsidiaries, which was previously included as a component of operating earnings in the Consolidated Condensed
Statement of Earnings, is presented as a separate component of earnings from continuing operations after income taxes. Also beginning in the fourth quarter of 1998, amortization expense related to deferred debt issuance costs has been reclassified from other costs and expenses-net to interest expense. Amounts for 1998 have been reclassified to conform to these presentations.

ACQUISITIONS

In February, 1998, Milacron acquired Wear Technology and
Northern Supply. Wear Technology is a McPherson, Kansas company with annual sales of approximately $10 million as of the acquisition date which primarily serves the aftermarket for new and rebuilt twin screws for extrusion systems. Northern Supply, with annual sales of approximately $5 million, offers supplies to plastics processors for injection molding, blow molding and extrusion through distribution centers in Minneapolis, Minnesota and Charlotte, North Carolina.

In May, 1998, we acquired Autojectors, Inc., a leading
U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately
$20 million as of the acquisition date, Autojectors operates through two manufacturing facilities near Fort
Wayne, Indiana.

Effective September 30, 1998, we acquired Master Unit Die
Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master
Unit Die Products has annual sales in excess of $10 million.

Also on September 30, 1998, we acquired the assets of Uniloy, the plastics machinery division of Johnson
Controls, Inc., for approximately $204 million. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had sales of more than $190 million for its fiscal year ending on September 30, 1998, and is one of the world's leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding.

On December 30, 1998, we acquired Werkzeugfabrik GmbH
Konigsee (Werko), a manufacturer of high-speed steel drills. Located in eastern Germany, Werko has annual sales of approximately $25 million.

With the exception of Werko, all of the businesses purchased in 1998 are included in the plastics technologies segment from the respective dates of acquisition. Werko is included in the cutting process technologies segment beginning in 1999. In the aggregate, these acquisitions had the effect of increasing second quarter 1999 new orders and sales by $53 million and $52 million, respectively, in relation to 1998. For the first two quarters of 1999, the acquisitions resulted in increases in new orders and sales of $108 million and $110 million, respectively, in relation to the comparable period of 1998.

All of the acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting.


PRESENCE OUTSIDE THE U.S.

In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In the first six months of 1999, markets outside the U.S. represented the following percentages of our consolidated sales:
Europe 28%; Asia 7%; Canada and Mexico 7%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 1999, the weighted-average exchange rates of most major European currencies in relation to the U.S. dollar were slightly stronger than in the comparable period of 1998. As a result, Milacron experienced favorable translation effects on new orders and sales of $2 million and $3 million, respectively. However, the dollar continued to strengthen against these currencies during the second quarter such that the weighted-average rates for the first six months of 1999 were unfavorable to the comparable period of 1998.
The effect during the second quarter of 1999 was to reduce new orders by $4 million and sales by $5 million in relation to 1998. The effect on earnings was not significant for either the second quarter or the year-to-date period. Between December 31, 1998 and June 30, 1999, the new European currency, the euro, and the sovereign currencies of the eleven participating countries weakened against the dollar by approximately 12%. Various other currencies, including the British pound, also weakened in relation to the dollar during this period. This resulted in a $20 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

The euro and the related currencies strengthened somewhat in relation to the dollar during July, 1999. However, if this trend were to reverse such that these and other currencies weaken further against the dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and, possibly, net earnings when compared to historical results.


NEW ORDERS AND BACKLOG

Consolidated new orders in the second quarter of 1999 were $397 million, which represents a $27 million, or 7%, increase from $370 million in the comparable period of 1998. Excluding the effects of the 1998 acquisitions, new orders decreased by $26 million, or 7%. However, orders for the company's base businesses (excluding acquisitions) increased by 3% in relation to the first quarter of 1999.

In the plastics technologies segment, new orders increased by $37 million, or 20%, which was more than accounted for by the addition of Uniloy and the other 1998 acquisitions.
Orders for extrusion systems increased in the U.S. but decreased in Europe. Orders for injection molding machines also increased in the U.S. but decreased in Europe due to softness in many capital goods markets.
Currency exchange rate fluctuations had the effect of reducing orders by $2 million.

Orders for cutting process technologies products were $174 million, which represents a decrease of $10 million, or 5%, from $184 million in the second quarter of 1998.

Currency translation effects accounted for about $2 million of the decrease. Excluding the effects of the Werko acquisition, new orders decreased by $16 million, or 9%. The decrease was due in part to lower North American orders for round metalcutting tools and grinding wheels that resulted from soft economic conditions in many of the industrial markets served by these products. Orders for Valenite and Widia products also decreased from the 1998 levels.

Consolidated new orders were $785 million in the first two quarters of 1999, which represents an increase of $52 million, or 7%, in relation to 1998. Excluding the effects of the 1998 acquisitions, new orders decreased by $57 million, or 8%.

New orders increased by $63 million, or 17%, in the plastics technologies segment due entirely to the 1998 acquisitions. Without the acquisitions, the segment's new orders decreased by $35 million, or 10%, due principally to lower orders for injection molding machines, especially in Europe. However, orders for U.S. built extrusion systems increased by more than 20%.

Orders for cutting process technologies products were $355 million in the first two quarters of 1999, a decrease of $11 million, or 3%, in relation to the comparable period of 1998. Excluding the effects of the Werko acquisition, new orders decreased by $21 million. The decrease resulted in part from lower North American orders for grinding wheels and round metalcutting tools. Orders for metalcutting inserts and tool holders also decreased, particularly in Europe.

U.S. export orders were $40 million in the second quarter of 1999, of which Uniloy accounted for approximately $9 million. In the second quarter of 1998, export orders totaled $28 million. In addition to the Uniloy acquisition, the increase resulted in part from higher orders for Valenite products. For the first two quarters of 1999, export orders totaled $65 million compared to $59 million in the same period of 1998. Uniloy accounted for $15 million of export sales in 1999, the effects of which were partially offset by lower exports of other plastics machinery products in the first quarter of the year.

Milacron's backlog of unfilled orders totaled $250 million at June 30, 1999, compared to $247 million at December 31,
1998, and $198 million at June 30, 1998. The increase in relation to June 30, 1998 relates principally to the Uniloy acquisition.


SALES

Sales in the second quarter of 1999 were $401 million, which represents a $30 million, or 8%, increase from $371 million in 1998. Excluding the effect of the 1998 acquisitions, consolidated sales decreased by approximately 6% due to ongoing weakness in most industrial sectors worldwide. Currency exchange rate fluctuations had the effect of reducing the 1999 amount by $5 million in relation to 1998.

Sales of plastics technologies products increased by $32 million, or 17%. The segment's sales include an incremental $46 million related to the 1998 acquisitions.
Shipments of injection molding machines decreased in the U.S. and Europe due in part to low order levels in the first quarter. Sales of extrusion systems increased significantly in the U.S. but decreased somewhat in Europe.

Second quarter, 1999 sales of cutting process technologies products of $180 million approximated the 1998 amount despite the effect of the Werko acquisition. Without
Werko, sales would have declined by 4%. Currency effects reduced the segment's sales by approximately $3 million in relation to 1998. North American shipments of round metalcutting tools decreased due to softness in many industrial markets. The exception was high-speed steel drills, for which shipments increased. Sales of Widia metalcutting products decreased due in part to currency effects. Shipments of Valenite products and grinding wheels in North America and metalcutting fluids worldwide approximated the results achieved in 1998.

In the first six months of 1999, consolidated sales were $793 million, an increase of $66 million, or 9%, in relation to 1998. The 1998 acquisitions contributed $111 million of incremental sales.

Sales of the plastics technologies segment were $439
million in the first six monhts of 1999 compared to $370 million in 1998. The $69 million, or 19%, increase resulted from the 1998 acquisitions. Sales of injection molding machines decreased worldwide but sales of U.S.
built extrusion systems increased significantly in relation to 1998.

Sales of cutting process technologies products were $354 million in the first two quarters of 1999 representing a modest decrease from $358 million in 1998 despite the $10 million contributed by Werko in 1999. The segment's 1999 results reflect weakness in virtually all industrial markets except automotive. Sales of round tools and grinding wheels decreased in North America while Widia had lower sales of metalcutting products in Europe due to lower demand and currency effects.

Export sales were $40 million in the second quarter of 1999 compared to $27 million in 1998. The 1999 amount includes $9 million for Uniloy. For the first two quarters of 1999, export sales totaled $70 million compared to $54 million in 1998. Uniloy contributed $20 million to the 1999 amount.

Sales of both segments to non-U.S. markets, including exports, totaled $175 million in the second quarter of 1999, compared to $164 million of export sales in 1998.
Sales to non-U.S. markets totaled $343 million during the first two quarters of 1999 compared to $319 million in 1998. For the first six months of 1999 and 1998, products manufactured outside the U.S. approximated 40% and 41% of sales, respectively, while products sold outside the U.S.
approximated 43% and 44% of sales, respectively.


MARGINS, COSTS AND EXPENSES AND OPERATING EARNINGS

Our consolidated manufacturing margin in the second quarter of 1999 was 25.5% compared to 28.0% in 1998.
Margins in both segments were penalized by adverse shifts in sales mix to lower-margin products and by production cutbacks to control inventory levels which resulted in unabsorbed capacity. The decrease in the plastics technologies segment occurred principally in worldwide injection molding and European extrusion. In the cutting process technologies segment, the decrease occurred principally in the round tools, Valenite and Widia businesses.

For the first six months of 1999, the consolidated manufacturing margin decreased from 27.6% to 26.0% due principally to the aforementioned decreases experienced in the second quarter.

In the second quarter of 1999, the plastics technologies segment had operating earnings of $20.5 million, or 9.3% of sales, compared to $19.7 million, or 10.4% of sales, in 1998. The acquisition of Uniloy contributed to the modest increase in operating earnings, as did improved results in the segment's U.S. extrusion business. However, earnings for injection molding machines decreased due principally to lower sales volume and the resulting effect on manufacturing margins.

The cutting process technologies segment had operating earnings of $16.3 million, or 9.1% of sales, in the second quarter of 1999, which represents a decrease of $3.3 million from $19.6 million, or 10.8% of sales, in 1998.
The decrease resulted in part from softness in many of the segment's markets worldwide, especially those served by round metalcutting tools. In addition, the segment's profitability was penalized by the effect of a shift in sales mix to lower-margin products as shipments to the automotive industry increased while sales to industrial component manufacturers decreased. Widia also had unabsorbed capacity costs as production levels were adjusted to central inventory.

For the first six months of 1999, the plastics technologies segment had operating earnings of $40.6 million, or 9.3% of sales, compared to $35.9 million, or 9.7% of sales, in 1998. The increase related almost entirely to the addition of Uniloy. The segment expects improved earnings in the second half of 1999 due to recent cost-cutting measures, increasing synergies with Uniloy and the other 1998 acquisitions, and the recent increase in orders for injection molding machines both in North
America and Europe.

The cutting process technologies segment had operating earnings of $32.4 million, or 9.1% of sales, in the first two quarters of 1999, a decrease of $5.8 million from $38.2 million, or 10.7% of sales, in the comparable period of 1998. The decrease resulted principally from the aforementioned softness in worldwide industrial markets and lower manufacturing margins related to a shift in sales mix. Anticipating only a modest recovery in industrial markets, the segment expects to benefit from recent cost-reduction measures in the second half of 1999 and achieve operating earnings comparable to those reported for the same period of 1998.

For both the second quarter of 1999 and for the year to date, total selling and administrative expense decreased as a percentage of sales due to the company's aggressive cost-cutting measures. For both periods, these expenses increased in amount due to the inclusion of the 1998 acquisitions.

Other expense-net decreased to $2.0 million in the second quarter of 1999 from $4.0 million in 1998. The 1999 amount includes higher expense for goodwill amortization due principally to the Uniloy acquisition which occurred in the third quarter of 1998. The 1998 amount included severance expense totaling approximately $3.3 million at Widia, the company's European cutting tool business.

For the first two quarters of 1999, other expense-net was $4.5 million compared to $8.2 million in the same period of 1998. The decrease resulted from the absence of $5.3 million of Widia severance cost, the effects of which were partially offset by higher goodwill amortization expense in 1999. As a result of the 1998 severance cost and other actions at Widia, we expect to achieve annualized pretax savings of approximately $5.0 million, which began to phase in during the fourth quarter of 1998.

Interest expense-net, including amortization of debt issuance costs, increased in the second quarter of 1999 due to higher than average debt levels to finance working capital requirements, acquisitions and the repurchase of common shares in early 1999 and late 1998. Net interest expense also increased for the first six months of 1999 for similar reasons.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
MINORITY SHAREHOLDERS' INTERESTS

Earnings from continuing operations before income taxes and minority shareholders' interests were $22.5 million in the second quarter of 1999 compared to $26.4 million in 1998. The decrease results principally from increased interest expense and lower operating earnings for round cutting tools, certain Valenite product lines and injection molding machines. These factors offset the effects of $3.7 million of operating earnings from recent acquisitions and reduced severance cost. As a percentage of sales, pretax earnings decreased from 7.1% to 5.6%.

For the first six months of 1999, earnings from continuing operations before income taxes and minority shareholders' interests were $44.0 million, or 5.5% of sales, compared to $47.3 million, or 6.5% of sales, in 1998. The decrease relates principally to higher interest expense and the effects of soft market conditions for certain product lines. These factors more than offset the effects of lower severance cost and $7.8 million of incremental operating earnings related to the 1998 acquisitions.


INCOME TAXES

The 1999 and 1998 provisions for income taxes include U.S.
federal and state and local income taxes as well as non-
U.S. income taxes in jurisdictions outside the U.S.

As discussed more fully in the notes to the consolidated condensed financial statements, Milacron entered both 1999 and 1998 with sizable net operating loss (NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and adjusted based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate.
As a result of planned reductions in valuation allowances and certain other factors described below, Milacron's expected effective tax rate for 1999 is less than the U.S.
statutory rate, as was also the case in 1998.

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


EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations, net of minority shareholders' interests, were $15.3 million, or $.41 per share (diluted), in the second quarter of 1999 compared to $18.3 million, or $.45 per share (diluted), in 1998. The decrease resulted principally from higher interest expense and lower operating earnings for injection molding machines and round tools which offset the positive effects of recent acquisitions. For the first two quarters of 1999, earnings from continuing operations were $30.4 million, or $.81 per share (diluted), compared to $33.3 million, or $.82 per share (diluted), in 1998. The year-to-date decrease in 1999 resulted from the lower second quarter earnings discussed previously.


DISCONTINUED OPERATIONS

In 1998, discontinued operations reflects the operating results of the machine tools segment, which was sold on October 2, 1998.

NET EARNINGS

For the second quarter of 1999, net earnings were $15.3
million, or $.41 per share (diluted), compared to $20.9
million, or $.52 per share (diluted), in 1998. The 1998 amount includes $2.6 million of earnings from the discontinued machine tools segment. Net earnings for the first two quarters of 1999 were $30.4 million, or $.81 per share (diluted), compared to $38.5 million, or $.96 per share (diluted), in 1998. The decrease results from the absence of the 1998 earnings of the machine tools segment combined with lower second quarter earnings from continuing operations in 1999.

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

Each of Milacron's business units, as well as our corporate headquarters, is responsible for developing and executing comprehensive plans to minimize and, to the extent possible, eliminate any major business interruptions that could be caused by the Y2K issue. We have established an executive level Y2K Compliance
Committee, which is monitoring our progress toward Y2K preparedness. This monitoring process includes receiving quarterly updates from our business units, testing by our internal auditors, and reporting from limited reviews conducted by outside consultants to identify issues requiring attention by the Compliance Committee.

Milacron's Y2K effort focuses primarily on three important elements: 1) I.T. systems; 2) non-I.T. equipment that includes embedded microprocessors; and 3) supplier preparedness.

Most of our efforts to date have focused on our most critical I.T. business systems (e.g., financial;
enterprise resource planning, or "ERP"). Each of our ten major manufacturing locations operates a unique information technology system which has been selected to best serve that business's needs. Four of these businesses operate systems that are licensed from independent third-party software providers and require third party updates to be Y2K compliant. Milacron relied on these third parties to replace or upgrade its software with Y2K compliant software. We have installed and continue to test the new software to provide assurance that the updated systems will properly process date-sensitive information. Five other businesses used the Y2K compliance process as an opportunity to modernize their systems by installing new ERP systems licensed from independent software providers. All of the ERP system installations have been completed. Another business unit operates its own proprietary business systems, which have been reprogrammed to be Y2K compliant. These major business units will continue testing as needed during Quarter 3, 1999.

In addition, Milacron is in the process of completing inventories, assessments and testing of non-I.T. systems
(e.g., production equipment) which may contain embedded chips that could malfunction with the approach of the year
2000. Wherever critical systems are identified as not being compliant, Milacron plans to remediate or replace these non-compliant systems. The remediation phase of this effort is substantially completed.

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

In 1998, we focused on preventing significant Y2K failures, rather than preparing formal, written contingency plans.
In the first half of 1999, many of our business units began working on contingency plans. This effort will be intensified in the third quarter of 1999.

Many of the machinery products we sell rely on computer controls and embedded microprocessors to achieve optimum performance. We are making information available publicly to our customers on the Y2K status of these products.
Substantially all of them are Y2K compliant.

Milacron has estimated the cost of major system implementation and remediation efforts. However, other costs are being absorbed in departmental operating budgets.
Based on currently available information, we estimate that the incremental cost of these major implementation and remediation projects will be approximately $13 million over 1997, 1998 and 1999, of which over 84% has been expended through June 30, 1999. These costs are not expected to have a material effect on Milacron's financial position, results of operations, or cash flows.

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


MARKET RISK
-----------

FOREIGN CURRENCY EXCHANGE RATE RISK

Milacron uses foreign currency forward exchange contracts
to hedge its exposure to adverse changes in foreign
currency exchange rates related to firm commitments arising
from international transactions. The company does not hold
or issue derivative instruments for trading purposes. At
June 30, 1999, Milacron had outstanding forward contracts
totaling $11.9 million compared to $19.1 million at
December 31, 1998, and   $25.8 million at June 30, 1998.
The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at June 30, 1999 or June 30, 1998, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

INTEREST RATE RISK

At June 30, 1999, Milacron had fixed interest rate debt of $222 million, including $100 million of 7-7/8% Notes due May 15, 2000, and $115 million of 8-3/8% Notes due March 15, 2004. We also had floating rate debt totaling $312 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1998 and June 30, 1998, fixed rate debt totaled $228 million and $221 million, respectively, and floating rate debt totaled $293 million and $186 million, respectively. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The effect of these fluctuations was not significant in the first half of 1999 or 1998.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At June 30, 1999, Milacron had cash and cash equivalents of $36 million, representing a decrease of $2 million during the second quarter of 1999 and a decrease of $13 million during the first half of the year.

Operating activities provided $12 million of cash in the second quarter of 1999, compared with $9 million provided in 1998. The increase in cash provided resulted primarily from improved working capital management. For the first six months of 1999, operating activities provided $14 million of cash compared to $36 million in the comparable period of 1998. The decrease resulted primarily from lower earnings from continuing operations and a reduction in trade accounts payable in the first half of 1999 that resulted from reduced spending due to lower production levles.

In the second quarter of 1999, investing activities resulted in an $8 million use of cash due to capital expenditures of $14 million partially offset by the receipt of $6 million of purchase price adjustments relating to the 1998 machine tools divestiture. In the second quarter of 1998, investing activities used $25 million of cash, including capital expenditures of $17 million and acquisitions of $8 million. In the first two quarters of 1999, investing activities resulted in a $30 million use of cash due almost entirely to capital expenditures, as the additional proceeds from the machine tools sale substantially offset payments of post-closing adjustments totaling $11 million related to the 1998 acquisitions. In the first half of 1998, capital expenditures of $29 million and acquisitions of $21 million contributed to a $48 million use of cash.

Financing activities used $6 million of cash in the second quarter of 1999, compared to $4 million of cash provided in 1998. The 1999 amount relates principally to dividends and the completion of the two million common share repurchase program (described below) that began in the fourth quarter of 1998. In the second quarter of 1998, additional borrowings provided $11 million of cash while the repurchase of common shares and dividends payments used $9 million. During the first two quarters of 1999, financing activities provided $3 million of cash.
Additional borrowings, net of repayments, provided $31 million of cash while dividends and common share repurchases used $28 million of cash. Financing activities provided $17 million of cash in the first half of 1998 due principally to incremental borrowings of $34 million, the effects of which were partially offset by dividend requirements and the purchase of treasury shares.

In the fourth quarter of 1998, we announced a two million common share repurchase program, of which 1.2 million shares were repurchased through December 31, 1998. The remainder of shares were repurchased in the first half of 1999. Including shares repurchased to meet the current needs of management incentive plans, Milacron used $19 million of cash for share repurchases in the first half of 1999.

As of June 30, 1999 and December 31, 1998, Milacron's current ratio was 1.3, compared to 1.7 at June 30, 1998.
The decrease in the current ratio was principally the result of higher bank borrowings to finance the 1998 acquisitions and the share repurchase program.

As of June 30, 1999, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $632 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $206 million at June 30, 1999.

Total debt was $533 million at June 30, 1999, representing an increase of $12 million from December 31, 1998. Total shareholders' equity was $465 million at June 30, 1999, a decrease of $12 million from December 31, 1998. The decrease resulted from $20 million of unfavorable foreign currency translation effects and the share repurchase program, which more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) was 53% at June 30, 1999, compared with 52% at December 31, 1998.

We reduced the 1999 capital expenditures budget from an original amount of $80 million to a revised budget of $60 million, a portion of which may be financed by leasing programs. We made this reduction primarily as a result of reduced production levels and capacity expansion needs in some businesses.

Our $100 million of 7-7/8% Notes are due on May 15, 2000.
We are considering various alternatives available to us to fund the repayment, including cash flow from operations, the issuance of long-term debt in the public market or drawing upon short-term lines of credit. We believe that Milacron's cash flow from operations and currently available credit lines are sufficient to meet our operating and capital requirements in 1999.


OUTLOOK
-------

During 1999, we have reduced our capital spending plans for the year by 25% and our employment by almost 5%. We have also lowered our operating expenses, which will benefit earnings in the future. Regarding economic trends, we are optimistic because the positive signs of recovery we observed in June have continued into July as business levels slowly improve in a number of sectors and markets around the world. This, combined with aggressive cost cutting, points to better results in the second half of 1999 compared to the first half. Consequently, we expect that earnings from continuing operations in 1999 will equal or slightly exceed those of 1998.

We believe that industrial sectors in North America are starting to recover. Economic indicators in Germany and other parts of Europe have been positive and we have seen improvement in Asia. With a return to healthier economic conditions worldwide, improved operating efficiency and the realization of full synergies from our recent acquisitions, we expect to be able to meet our targets of 7% to 8% compound annual sales growth and 12% or greater earnings per share growth over the long term.


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

         *    fluctuations in currency exchange
               rates of U.S. and non-U.S. countries,
               including countries in Europe and Asia
               where Milacron has several principal
               manufacturing facilities and where many
               of our competitors and suppliers are
               based;

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The information required by Item 3 is included in Item 2 on page 20 of this Form 10-Q.



PART II.  OTHER INFORMATION
MILACRON INC. AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of Milacron Inc. was held on April 27, 1999.
(b)  All director nominees were elected.
(c)  The shareholders voted on the following matters:

          PROPOSALS AND VOTE TABULATIONS

                                             Votes Cast
                            -------------------------------
                                For       Against   Abstain    Non-Votes
                            ----------  ---------   -------    ---------
 Approval of the
  appointment of
  independent auditors      52,799,392    286,709   576,786            0



 Approval of the Milacron Inc.
  1999 Employee Stock
  Purchase Plan             51,822,796  1,380,229   459,608            0



          ELECTION OF DIRECTORS

       Director                        Votes For        Votes Withheld
       --------                       ----------        --------------
       Neil A. Armstrong              52,871,571               791,228
       David L. Burner                53,017,420               645,379
       Barbara Hackman Franklin       52,828,306               834,493
       Joseph A. Pichler              52,882,501               780,298



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           Exhibit (3)  -  Certificate ofIncorporation and Bylaws

           Exhibit (4)  -  Instruments Defining the Rights of Security
                           Holders, Including Indentures

           Exhibit (10) -  Material Contracts

           Exhibit (11) -  Statement Regarding Computation of Per Share
                           Earnings - filed as a part of Part I
           Exhibit (27) -  Financial Data Schedule - filed as
                           part of Part I

       (b) Reports on Form 8-K

           -There were no reports on Form 8-K filed during the quarter ended June 30, 1999.




MILACRON INC. AND SUBSIDIARIES


SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Milacron Inc.



Date:   August 12, 1999         By:/s/Jerome L. Fedders
       ---------------------       --------------------
                                   Jerome L. Fedders
                                   Controller



Date:   August 12, 1999         By:/s/Ronald D. Brown
       ---------------------       ------------------
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

          3.4 By-laws, as amended
              -Incorporated herein by reference to the company's
              Registration Statement on Form S-8
              (Registration No. 333-7733)

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

        10.13 Rights Agreement dated as of February 5, 1999, between Milacron, Inc. and Chase Mellon Shareholder
              Services, L.L.C., as Rights Agent.
              -Incorporated herein by reference to the company's
               Registration Statement on Form 8-A
               (File No.001-08485).


        10.14 Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron, Inc. dated August 20, 1998. -Incorporated herein by reference to the company's
               Form 8-K dated December 30, 1995.

        10.15 Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.
              -Incorporated herein by reference to the company's
               Form 8-K dated September 30, 1998.

   11  Statement Regarding Computation of Per-Share Earnings             29

   15  Letter Regarding Unaudited Interim Financial
       Information - Not Applicable

   18  Letter Regarding Change in Accounting Principles
       - Not Applicable

   19  Report Furnished to Security Holders- Not Applicable

   22 Published Report Regarding Matters Submitted to Vote of Security Holders - Not Applicable

   23  Consent of Experts and Counsel - Not Applicable

   24  Power of Attorney - Not Applicable

   27  Financial Data Schedule                                          30

   99  Additional Exhibits - Not Applicable