Form 10-Q
period 1999-09-30
MILACRON INC
filed 1999-11-15
CIK 716823

============================================================


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         ___________


                          FORM 10-Q


[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.


     For the quarter ended September 30, 1999


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

                       (513) 487-5000
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [x]     No [ ]


Number   of  shares  of  Common  Stock,  $1.00  par   value,
outstanding as of November 9, 1999:   37,012,968


===========================================================

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


               PART I.  FINANCIAL INFORMATION
               MILACRON INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                         (UNAUDITED)

                                             (In millions, except share
                                                and per-share amounts)

                                   Three Months Ended  Nine Months Ended
                                   ------------------  ------------------
                                   Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
Sales                              $  393.0  $  352.1  $1,186.0  $1,079.1
Cost of products sold                 290.5     252.2     877.6     778.9
                                   --------  --------  --------  --------
 Manufacturing margins                102.5      99.9     308.4     300.2

Other costs and expenses
 Selling and administrative            64.3      64.5     203.1     194.4
 Other - net                            3.7       1.6       8.2       9.8
                                   --------  --------  --------  --------
   Total other costs and
     expenses                          68.0      66.1     211.3     204.2

Operating earnings                     34.5      33.8      97.1      96.0

Interest
 Income                                  .5        .6       1.2       1.5
 Expense                              (10.0)    (8.2)     (29.3)   (24.0)
                                   --------  --------  --------  --------

   Interest - net                      (9.5)    (7.6)     (28.1)   (22.5)
                                   --------  --------  --------  --------

Earnings from continuing
 operations before income taxes
   and minority shareholders'
      interests                        25.0      26.2      69.0      73.5

Provision for income taxes              6.8       6.6      19.8      19.5
                                   --------  --------  --------  --------

Earnings from continuing
 operations before minority
   shareholders' interests             18.2      19.6      49.2      54.0

Minority shareholders' interests
 in earnings of subsidiaries             .8       1.1       1.4       2.2
                                   --------  --------  --------  --------

Earnings from continuing
 operations                            17.4      18.5      47.8      51.8

Discontinued operations net
 of income taxes Earnings (loss)
   from operations                        -      (3.9)        -       1.3
 Loss on sale                             -     (35.2)        -     (35.2)
                                   --------  --------  --------  --------

   Total discontinued operations          -     (39.1)        -      (3.9)
                                   --------  --------  --------  --------

Net earnings (loss)                $   17.4  $  (20.6) $   47.8  $   17.9
                                   ========  ========  ========  ========

Earnings (loss) per common share
 Basic
   Continuing operations           $    .47  $    .47  $   1.29  $   1.32
   Discontinued operations                -     (1.00)        -      (.87)
                                   --------  --------  --------  --------

     Net earnings (loss)           $    .47  $   (.53) $   1.29  $    .45
                                   ========  ========  ========  ========

 Diluted
   Continuing operations           $    .47  $    .47  $   1.28  $   1.29
   Discontinued operations                -     (1.00)        -      (.84)
                                   --------  --------  --------  --------

     Net earnings (loss)           $    .47  $   (.53) $   1.28  $    .45
                                   ========  ========  ========  ========

Dividends per common share         $    .12  $    .12  $    .36  $    .36
                                   ========  ========  ========  ========

Weighted average common shares
 outstanding assuming dilution
   (in thousands)                    36,994    39,149    37,157    39,532

See notes to consolidated condensed financial statements.

Milacron Inc. and Subsidiaries
Consolidated Condensed Balance Sheet
(Unaudited)

                                                   (In millions)

                                               Sept. 30,  Dec. 31,
                                                 1999      1998
                                               --------  --------
Assets
Current assets
 Cash and cash equivalents                     $   41.2  $   48.9
 Notes and accounts receivable,
   less allowances
   of $12.0 in 1999 and $12.1 in 1998             218.3     226.1
 Receivable from sale of
   Discontinued machine tools segment                 -      10.8
 Inventories
   Raw materials                                   50.5      45.6
   Work-in-process and finished parts             188.8     204.6
   Finished products                              161.8     150.8
                                               --------  --------
    Total inventories                             401.1     401.0
 Other current assets                              48.0      43.7
                                               --------  --------
   Total current assets                           708.6     730.5
Property, plant and equipment                     606.8     605.2
 Less accumulated depreciation                   (263.9)   (254.3)
                                               --------  --------
   Property, plant and equipment - net            342.9     350.9
Goodwill                                          422.6     397.6
Other noncurrent assets                            68.7      78.1
                                               --------  --------
 Total assets                                  $1,542.8  $1,557.1
                                               ========  ========

Liabilities and shareholders' equity
Current liabilities
 Amounts payable to banks and current
   portion of long-term debt                   $  228.9  $  185.2
 Trade accounts payable                           126.8     155.2
 Advance billings and deposits                     30.5      31.7
 Accrued and other current liabilities            168.4     178.8
                                               --------  --------
   Total current liabilities                      554.6     550.9
Long-term accrued liabilities                     185.3     193.9
Long-term debt                                    320.1     335.7
                                               --------  --------
 Total liabilities                              1,060.0   1,080.5
                                               --------  --------
Commitments and contingencies                         -         -

Shareholders' equity
 Preferred shares                                   6.0       6.0
 Common shares (outstanding: 37.0 in 1999
   and 37.8 in 1998)                              365.4     379.0
 Reinvested earnings                              140.2     106.0
 Accumulated other comprehensive
   income (loss)                                  (28.8)    (14.4)
                                               --------  --------
    Total shareholders' equity                    482.8     476.6
                                               --------  --------

Total liabilities and shareholders' equity     $1,542.8  $1,557.1
                                               ========  ========

See notes to consolidated condensed financial statements.

Milacron Inc. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Unaudited)

                                                 (In millions)

                                    Three Months Ended Nine Months Ended
                                   ------------------  ------------------
                                   Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------

Increase (decrease) in cash
 and cash equivalents
Operating activities cash flows
 Net earnings (loss)               $   17.4  $  (20.6) $   47.8  $   17.9
 Operating activities providing
   (using) cash:
     Loss on sale of discontinued
      machine tools segment               -      35.2         -      35.2
     Depreciation and amortization     14.9      14.6      43.7      43.8
     Deferred income taxes              (.1)       .7       9.3      (2.9)
     Working capital changes
      Notes and accounts
        receivable                      6.3     (14.4)     (3.5)     (5.8)
      Inventories                      (2.7)    (10.1)    (19.4)    (50.9)
      Other current assets             (1.2)      3.2      (4.9)      1.0
      Trade accounts payable           (3.5)    (18.2)    (23.7)    (24.2)
      Accrued and other current
        liabilities                     5.6      (3.0)      4.7      18.1
     Decrease (increase) in
       Other noncurrent assets          2.0       1.5       3.2      (7.1)
     Decrease in long-term
      accrued liabilities              (1.2)     (2.2)     (3.2)      (.9)
     Other - net                         .7       (.2)     (1.9)     (1.5)
                                   --------  --------  --------   -------
      Net cash provided (used)
        by operating activities        38.2     (13.5)     52.1      22.7
                                   --------  --------  --------   -------
Investing activities cash flows
 Capital expenditures                  (7.3)    (22.9)    (36.1)   (52.3)
 Net disposals of property,
   plant and equipment                  2.6        .6       3.1       2.1
 Acquisitions                         (35.8)   (192.7)    (46.8)   (213.2)
 Divestitures                             -         -       9.6         -
                                   --------  --------  --------  --------
   Net cash used by
     investing activities             (40.5)   (215.0)    (70.2)   (263.4)
                                   --------  --------  --------  --------
Financing activities cash flows
 Dividends paid                        (4.5)     (4.8)    (13.6)    (14.4)
 Issuance of long-term debt               -      18.5         -      23.0
 Repayments of long-term debt          (3.4)      (.1)     (5.1)      (.6)
 Increase in amounts
   payable to banks                    15.5     234.1      47.8     264.0
 Issuance of common shares               .1         -        .2       5.6
 Purchase of treasury and other

   common shares                          -      (7.7)    (18.9)    (20.8)
                                   --------  --------  --------  --------

     Net cash provided by
      financing activities              7.7     240.0      10.4     256.8
                                   --------  --------  --------  --------

Increase (decrease) in cash
 and cash equivalents                   5.4      11.5      (7.7)     16.1
Cash and cash equivalents at
 beginning of period                   35.8      30.3      48.9      25.7
                                   --------  --------  --------  --------

Cash and cash equivalents at
 end of period                     $   41.2  $   41.8  $   41.2  $   41.8
                                   ========  ========  ========  ========

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

DISCONTINUED OPERATIONS
-----------------------

On October 2, 1998, the company completed the sale of its machine tools group (MTG). The proceeds from the sale, including post-closing adjustments, were approximately $187 million, of which $180 million was received on the closing date and used to repay bank borrowings incurred for the acquisition of Uniloy (see Acquisitions). MTG was largely involved in the manufacture and sale of aerospace systems and stand-alone machinery for general metalworking. The Consolidated Condensed Statement of Earnings for 1998 presents the operating results of MTG as a discontinued operation. MTG's sales were $105.4 million in the third quarter of 1998 and $346.4 million for the nine months ended September 30, 1998.

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

On December 30, 1998, the company acquired Werkzeugfabrik GmbH Konigsee (Werko), a manufacturer of high-speed steel drills. Located in eastern Germany, Werko had annual sales of approximately $25 million as of the acquisition date.

With the exception of Werko, all of the businesses acquired in 1998 are included in the plastics technologies segment from the respective dates of acquisition. Werko is included in the metalworking technologies segment beginning in 1999.

In July, 1999, the company acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supply LTD (collectively, Nickerson). With annual sales of $7 million, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines. Nickerson is included in the plastics technologies segment beginning in the third quarter of 1999.

In the third quarter of 1999, the company made two acquisitions in the metalworking technologies segment. In August, the company acquired Producto Chemical, Inc. (Producto), a U.S. manufacturer of process cleaners, washers, corrosion inhibitors and specialty products for metalworking with annual sales approaching $5 million. Producto's products will be marketed worldwide through the company's sales and distribution channels. In September, the company acquired Oak International, Inc. (Oak), a global supplier of metalforming lubricants and process cleaners and a leading supplier of lubricants used in the manufacture of industrial heat exchangers and air conditioners. Headquartered in Michigan, Oak has two manufacturing plants in the U.S. and one in the U.K. and has annual sales approaching $12 million.

All of the acquisitions are being accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $30.1 million for 1999 and $242.3 million for 1998. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

                                        (In millions)

                                         1999      1998
                                        ------    ------
     Cash and cash equivalents          $   .7    $  2.1
     Accounts receivable                   4.0      33.4
     Inventories                           4.1      65.6
     Other current assets                   .3       3.5
     Property, plant and equipment         3.5      30.4
     Goodwill                             21.0     192.8
     Other noncurrent assets                .2       9.6
                                        ------    ------
     Total assets                         33.8     337.4

     Current portion of
       long-term debt                       .8       7.0
     Other current liabilities             1.7      75.8
     Long-term accrued liabilities          .4       1.4
     Long-term debt                         .8      10.9
                                        ------    ------
     Total liabilities                     3.7      95.1
                                        ------    ------

     Total acquisition cost             $ 30.1    $242.3
                                        ======    ======

In the 1998 allocation of acquisition cost, other current liabilities includes a reserve of $5.7 million for the consolidation of Uniloy's European blow molding operations in a new headquarters located near Milan, Italy. At the time Uniloy was acquired on September 30, 1998, the company had recognized the need for improved efficiency within its European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that three existing manufacturing plants located in Florence and Milan, Italy and Berlin, Germany would be permanently closed and that the manufacturing operations at those plants would be consolidated into a more modern plant in Italy or be transferred to another existing plant located in the Czech Republic. In the second quarter of 1999, the company began to develop a detailed plan for the plant closures and consolidation, which was formally approved by the company's management in August, 1999, and publicly announced in September, 1999.

As approved, the total cost of the plan is expected to be $6.7 million, including $4.6 million for employee termination and relocation costs, $1.1 million for exit costs related to the three manufacturing facilities that will be closed and $1.0 million for other costs related to the consolidation, including the relocation of inventory and manufacturing equipment, consulting fees and training for new employees. Of the total $6.7 million cost, a total of $1.0 million will be charged to earnings in the fourth quarter of 1999 and the first three quarters of 2000.

The total cash cost of the consolidation is expected to be approximately $4.0 million, which includes capital expenditures for the new facility and is net of expected proceeds from the sales of the existing Milan and Florence plants at their approximate book values. The consolidation is expected to be completed by September, 2000.

SEVERANCE EXPENSE
-----------------

In the first half of 1998, the company recorded severance expense of $5.3 million before tax ($3.7 million after tax) related to a workforce reduction plan involving approximately 125 employees at Widia, the company's European cutting tool company. As a result of the workforce reduction and other actions at Widia, the company is achieving annual pretax cost savings of approximately $5.0 million, which began to phase in during the fourth quarter of 1998.

INCOME TAXES
------------

In both 1999 and 1998, the provision for income taxes consists of U.S. federal and state and local income taxes as well as non-U.S. income taxes. The provision also includes the effects of adjustments of deferred tax assets and related valuation allowances in certain non-U.S. jurisdictions, as described below.

At December 31, 1998, certain of the company's non-U.S. subsidiaries reported net operating loss carryforwards aggregating approximately $120 million, substantially all of which have no expiration dates. This amount included $39 million related to Werko (see Acquisitions), which was acquired on December 30, 1998. The deferred tax assets related to certain of these loss carryforwards were partially reserved through valuation allowances which totaled approximately $28 million. During the first half of 1999, the company reevaluated Werko's preacquisition profits and losses. As a result of the reevaluation, the company's calculation of Werko's net operating loss carryforwards has been increased to approximately $74 million and the related valuation allowance has been increased by $10 million. The additional deferred tax assets and valuation allowances have been recorded in 1999 in connection with the allocation of the Werko acquisition cost.

Effective January 1, 1999, the German federal income tax rate on undistributed earnings was reduced from 45% to 40%. As a result, the net carrying value of the company's net deferred tax assets in Germany, including valuation allowances, was reduced by approximately $1.8 million. This increase in the first quarter tax provision was substantially offset by adjustments of certain other non-U.S. accrued and deferred income tax balances.

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

RECEIVABLES
-----------

In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis undivided percentage ownership interests of up to $75 million in designated pools of accounts receivable. At September 30, 1999, June 30, 1999, December 31, 1998,
September 30, 1998, June 30, 1998, and December 31, 1997, the undivided interests in the company's gross accounts receivable that had been sold to the purchaser aggregated $74.5 million, $72.9 million, $63.1 million, $61.3 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statement of Earnings.

LIABILITIES
-----------

The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

                                                (In millions)

                                             Sept. 30,  Dec. 31,
                                               1999      1998
                                             --------  --------
Accrued and other current liabilities
  Accrued salaries, wages
  and other compensation                     $   57.0  $   49.1
  Accrued and deferred income taxes              13.5       (.5)
  Other accrued expenses                         97.9     130.2
                                             --------  --------
                                             $  168.4  $  178.8
                                             ========  ========
Long-term accrued liabilities
 Accrued pension and other
  compensation                               $   61.8  $   74.9
 Accrued postretirement health
  care benefits                                  39.3      40.6
 Accrued and deferred income taxes               28.4      26.6
 Minority shareholders' interests                20.8      19.9
 Other                                           35.0      31.9
                                             --------  --------
                                             $  185.3  $  193.9
                                             ========  ========

Long-term Debt

The components of long-term debt are shown in the following table.

                                                (In millions)


                                             Sept. 30,  Dec. 31,
                                               1999      1998
                                             --------  --------
Long-term debt
 7-7/8% Notes due 2000                       $  100.0  $  100.0
 8-3/8% Notes due 2004                          115.0     115.0
 Revolving credit facility                      179.5      84.8
 Other                                           33.0      43.7
                                             --------  --------
Total long-term debt                            427.5     343.5
Less current maturities                        (107.4)     (7.8)
                                             --------  --------
                                             $  320.1  $  335.7
                                             ========  ========

Outstanding borrowings under the company's revolving credit
facility  of  $100.0  million and  DM  149  million  ($79.5
million)  at September 30, 1999, and $10.0 million  and  DM
125  million  ($74.8  million) at  December  31,  1998  are
included  in  long-term debt based on the expectation  that
these borrowings will remain outstanding for more than  one
year.   These  borrowings are at variable  interest  rates,
which  had a weighted average of 5.4% per year at September
30,  1999  and  4.8% per year at December  31,  1998.   The
September 30, 1999 amount includes $100.0 million that was reclassified to long-term debt during the second quarter due to a change in the company's expectations as to repayment.

As presented above, current maturities of long-term debt at September 30, 1999 includes the 7-7/8% Notes due 2000 which are payable on May 15, 2000.

LINES OF CREDIT
---------------

At September 30, 1999, the company had lines of credit with
various  U.S.  and  non-U.S. banks  of  approximately  $612
million,  including  a  $375  million  committed  revolving
credit facility. These credit facilities support letters of
credit and leases in addition to providing borrowings under
varying  terms.   Under  the provisions  of  the  revolving
credit   facility,   the  company's  additional   borrowing
capacity  totaled approximately $207 million  at  September
30, 1999.

SHAREHOLDERS' EQUITY
--------------------

On  October 2, 1998, the company announced its intention to
repurchase  up  to  two million of its  outstanding  common
shares  on  the  open  market,  of  which  1,239,700   were
repurchased during the fourth quarter of 1998 at a cost  of
$23.5   million.    The  remaining  760,300   shares   were
repurchased in the first quarter of 1999 at a cost of $13.1
million.  In the first three quarters of 1998, the  company
repurchased a total of 839,900 treasury shares on the  open
market at a cost of $19.7 million to partially meet current
and  future needs of management incentive, employee benefit
and  dividend  reinvestment  programs.   Additional  shares
totaling  103,168 and 38,303 were purchased  in  the  first
three   quarters   of  1999  and  1998,  respectively,   in
connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.

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

                                               (In millions)

                                             Three Months Ended
                                   -----------------------------------
                                     Sept. 30, 1999      Sept. 30, 1998
                                   ----------------    ----------------
                                     Total     Total     Total     Total
                                   Compre-    Share-   Compre-    Share-
                                   hensive   holders'  hensive   holders'
                                    Income    Equity    Income    Equity
                                   -------   -------   -------   -------
Balance at beginning of period               $ 464.7             $ 487.2

Net common share transactions                      -                (7.7)

Net earnings (loss)                $  17.4      17.4   $ (20.6)    (20.6)

Foreign currency translation
 adjustments (a)                       5.2       5.2      25.6      25.6
                                   -------             -------
Total comprehensive income         $  22.6             $   5.0
                                   =======             =======
Cash dividends                                  (4.5)               (4.8)
                                             -------             -------
Balance at end of period                     $ 482.8             $ 479.7
                                             =======             =======

                                               (In millions)

                                             Nine Months Ended
                                   ------------------------------------
                                     Sept. 30, 1999      Sept. 30, 1998
                                   ----------------    ----------------
                                     Total     Total     Total     Total
                                   Compre-    Share-   Compre-    Share-
                                   hensive   holders'  hensive   holders'
                                    Income    Equity    Income    Equity
                                   -------   -------   -------   -------
Balance at beginning of period               $ 476.6             $ 471.9

Net common share transactions                  (13.6)              (15.2)

Net earnings                       $  47.8      47.8   $  17.9      17.9

Foreign currency translation
 adjustments (a)                     (14.4)    (14.4)     19.5      19.5
                                   -------             -------
Total comprehensive income         $  33.4             $  37.4
                                   =======             =======

Cash dividends                                 (13.6)              (14.4)
                                             -------             -------

Balance at end of period                     $ 482.8             $ 479.7
                                             =======             =======

(a) For the three and nine month periods ended September 30, 1998, includes $17.1 million related to the recognition of unfavorable foreign currency translation adjustments in connection with the sale of the company's machine tools group (see Discontinued Operations). This amount is included in the loss in the sale of the business.

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

ORGANIZATION
------------

The  company  operates in two business  segments:  plastics
technologies   and   metalworking  technologies   (formerly
cutting   process  technologies).   Descriptions   of   the
products  and  services  of  these  business  segments  are
included  in  the  "Organization" note to the  consolidated
financial  statements  included  in  the  company's  Annual
Report  on Form 10-K for the year ended December 31,  1998.
Operating results for the third quarters of 1999  and  1998
and for the nine month periods ended September 30, 1999 and 1998 are presented in the following table.

                                             (In millions, except share
                                                and per-share amounts)

                                   Three Months Ended  Nine Months Ended
                                   ------------------  ------------------
                                   Sept. 30, Sept. 30, Sept. 30,Sept. 30,
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
Sales
 Plastics technologies             $  215.6  $  178.6  $  654.2  $  548.1
 Metalworking technologies            177.4     173.5     531.8     531.0
                                   --------  --------  --------  --------
                                   $  393.0  $  352.1  $1,186.0  $1,079.1
                                   ========  ========  ========  ========

Operating earnings
 Plastics technologies             $   21.0  $   21.2  $   61.6  $   57.1
 Metalworking technologies             18.2      19.1      50.6      57.3
 Corporate expenses                    (3.4)     (5.2)   (11.2)     (14.3)
 Other unallocated expenses (a)        (1.3)     (1.3)    (3.9)      (4.1)
                                   --------  --------  --------  --------
  Operating earnings                   34.5      33.8      97.1      96.0
Interest expense-net                   (9.5)     (7.6)   (28.1)     (22.5)
                                   --------  --------  --------  --------
Earnings from continuing
 operations before income taxes
   and minority shareholders'
     interests                     $   25.0  $   26.2  $   69.0  $   73.5
                                   ========  ========  ========  ========
New orders
 Plastics technologies             $  236.2  $  188.6  $  665.5  $  555.1
 Metalworking technologies            169.9     169.7     525.2     536.3
                                   --------  --------  --------  --------
                                   $  406.1  $  358.3  $1,190.7  $1,091.4
                                   ========  ========  ========  ========

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

RECENTLY ISSUED PRONOUNCEMENTS
------------------------------

During the second quarter of 1998, the Financial Accounting
Standards   Board  (FASB)  issued  Statement  of  Financial
Accounting  Standards No. 133, "Accounting  for  Derivative
Instruments  and Hedging Activities"(SFAS  No.  133).  This
standard  was  originally to have been  effective  for  the
company  beginning in 2000.  However, in  July,  1999,  the
FASB issued Statement of Financial Accounting Standards No.
137  which postpones the mandatory adoption of SFAS No. 133
by  the  company  until  2001.  SFAS  No.  133  establishes
comprehensive accounting and reporting requirements for the
recognition   and   measurement  of  derivative   financial
instruments  and hedging activities including a requirement
that  derivatives be measured at fair value and  recognized
in the statement of financial position.  The company enters
into  forward  contracts, which are a  form  of  derivative
instrument,  to  minimize the effect  of  foreign  currency
exchange rate fluctuations.  The company is evaluating  the
effect  of  SFAS  No.  133  on its financial  position  and
results   of  operations.  However,  management   currently
believes that the effect will not be material.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (UNAUDITED)

RESULTS OF OPERATIONS
---------------------

Milacron   operates  in  two  business  segments:   plastics
technologies and metalworking technologies (formerly cutting process technologies).

DISCONTINUED OPERATIONS

On October 2, 1998, we completed the sale of our machine tools group (MTG) for proceeds of $187 million, including post-closing adjustments. All comparisons of "results of operations" in this Management's Discussion and Analysis exclude the historical operations of MTG.

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

On  December  30,  1998,  we  acquired  Werkzeugfabrik  GmbH
Konigsee (Werko), a manufacturer of high-speed steel drills.
Located in eastern Germany, Werko had annual sales of approximately $25 million as of the acquisition date.

In July, 1999, we acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supply LTD (collectively, Nickerson). With annual sales of $7 million, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

In August, 1999, we acquired Producto Chemical, Inc. (Producto), which manufactures process cleaners, washers, corrosion inhibitors and specialty products for
metalworking.   Producto  has annual  sales  approaching  $5
million.

In  September,  1999,  we acquired Oak  International,  Inc.
(Oak), a global supplier of lubricants and process cleaners used in metalforming and metalworking. Oak has three manufacturing plants, including two in the U.S. and one in the U.K., and has annual sales approaching $12 million. With the exception of Werko, Oak and Producto, all of the businesses purchased in 1998 and 1999 are included in the plastics technologies segment from the respective dates of acquisition. Werko, Oak and Producto are included in the metalworking technologies segment. In the aggregate, these acquisitions had the effect of increasing third quarter 1999 new orders and sales by $47 million and $50 million, respectively, in relation to 1998. For the first three quarters of 1999, the acquisitions resulted in increases in new orders and sales of $152 million and $154 million, respectively, in relation to the comparable period of 1998. All of the acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting.

PRESENCE OUTSIDE THE U.S.

In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In the first nine months of 1999, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 27%; Asia 7%; Canada and Mexico 7%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 1999, the weighted-average exchange rates of most European currencies in relation to the U.S. dollar were slightly stronger than in the comparable period of 1998. As a result, Milacron experienced favorable translation effects on new orders and sales. However, the dollar strengthened against these currencies during the second and third quarters such that the weighted-average rates for those quarters and for the first nine months of 1999 were unfavorable to the comparable period of 1998. The net effect during the third quarter of 1999 was to reduce new orders by $6 million and sales by $7 million in relation to 1998. For the first three quarters of 1999, exchange rate differences had the net effect of reducing consolidated new orders and sales by $9 million and $11 million, respectively. The effect on earnings was not significant for either the third quarter or the year-to-date period.

Between December 31, 1998 and September 30, 1999, the new European currency, the euro, and the sovereign currencies of the eleven participating countries weakened against the dollar by approximately 11%. This resulted in a $14 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

If the euro and the related currencies should weaken further against the dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and, possibly, net earnings when compared to historical results.

NEW ORDERS AND BACKLOG

Consolidated new orders in the third quarter of 1999 were $406 million, which represents a $48 million, or 13%, increase from $358 million in the comparable period of 1998. Excluding the effects of the 1998 and 1999 acquisitions, new orders for our base businesses were virtually unchanged in relation to 1998. However, third quarter orders for our base businesses increased by 4% in relation to the second quarter of 1999.

In  the  plastics technologies segment, new orders increased by $48 million, or 25%. Acquisitions accounted for $39 million, or about three quarters, of the increase. Orders for extrusion systems increased in both the U.S. and Europe. Orders for injection molding machines increased in the U.S. due to a single large order from a U.S. manufacturer, but decreased in Europe due to softness in many capital goods markets. Currency exchange rate fluctuations had the effect of reducing orders by $3 million.

Orders for metalworking technologies products were $170 million, which equaled the results achieved in the third quarter of 1998. However, currency translation effects decreased orders by $3 million in 1999 in relation to 1998. Excluding the effects of acquisitions, new orders decreased by $8 million, or 5%. The decrease was due principally to lower orders for metalworking inserts and tool holders in Europe and for grinding wheels and certain lines of round metalcutting tools in North America. Orders for high-speed steel drills increased due in part to the Werko acquisition as did worldwide orders for metalworking fluids.

Consolidated new orders were $1,191 million in the first three quarters of 1999, which represents an increase of $99 million, or 9%, in relation to 1998. Excluding the effects of acquisitions, new orders decreased by $53 million, or 5%.

New orders increased by $110 million, or 20%, in the plastics technologies segment due entirely to the 1998 and 1999 acquisitions. Without the acquisitions, the segment's new orders decreased by $22 million, or 4%, due primarily to lower orders for injection molding machines, especially in Europe. Worldwide orders for extrusion systems increased by 20%, including a 27% increase in the U.S. Orders for D-M-E mold bases and components increased in North America but decreased in Europe. Currency exchange rate fluctuations had the effect of reducing the segment's 1999 new orders by almost $5 million.

Orders for metalworking technologies products were $525 million in the first three quarters of 1999, a decrease of $11 million, or 2%, in relation to the comparable period of 1998. More than $4 million of the total decrease resulted from currency exchange rate fluctuations. Excluding the effect of acquisitions, new orders decreased by $30 million. The decrease resulted from lower orders for Widia metalcutting products in Europe and grinding wheels in North America. Orders for round tools increased due to the Werko acquisition and strong demand for high-speed steel drills in the U.S. However, these effects were partially offset by reduced demand for other round tool lines in the U.S.

U.S. export orders were $36 million in the third quarter of 1999, of which Uniloy accounted for approximately $10 million. In the third quarter of 1998, export orders totaled $31 million. For the first three quarters of 1999, export orders totaled $102 million compared to $90 million in the same period of 1998. Uniloy accounted for $24 million of export orders in the 1999 period.

Milacron's backlog of unfilled orders totaled $260 million at September 30, 1999, compared to $247 million at December
31, 1998, and $261 million at September 30, 1998.

SALES

Sales in the third quarter of 1999 were $393 million, which represents a $41 million, or 12%, increase from $352 million in 1998. Excluding the effects of acquisitions and currency exchange rate fluctuations, third quarter sales were essentially flat in relation to 1998 reflecting ongoing weakness in many industrial sectors worldwide.

Sales of plastics technologies products increased by $37 million, or 21%. The segment's sales include an incremental $42 million related to acquisitions. Shipments of injection molding machines decreased in both the U.S. and Europe but sales of extrusion systems increased worldwide. Shipments of D-M-E products increased in North America but decreased in Europe.

Sales of metalworking technologies products increased from $174 million in the third quarter of 1998 to $177 million in 1999 due to the Werko acquisition. Without Werko and the smaller 1999 acquisitions, sales would have decreased by 2%. Currency effects reduced the segment's sales by approximately $4 million in relation to 1998. Sales of carbide inserts and insert holders increased in North America but decreased by 8% in local currencies in Europe. Except for high-speed steel drills, demand for most lines of round metalcutting tools remained soft in North America, as did demand for grinding wheels. Worldwide sales of metalworking fluids increased slightly in relation to 1998.

In  the  first nine months of 1999, consolidated sales  were
$1,186  million,  an increase of $107 million,  or  10%,  in
relation  to  1998.   Recent acquisitions  contributed  $154
million of incremental sales.

Sales of the plastics technologies segment were $654 million in the first nine months of 1999 compared to $548 million in 1998. The $106 million, or 19%, increase resulted from recent acquisitions. Currency exchange rate differences had the effect of reducing the 1999 amount by almost $6 million. Sales of injection molding machines decreased worldwide but sales of U.S.-built extrusion systems increased significantly in relation to 1998. Sales of D-M-E products also increased.

Sales of metalworking technologies products were $532 million in the first three quarters of 1999, which approximated the $531 million of sales recorded in 1998. Acquisitions contributed an incremental $18 million in 1999, but currency exchange rate differences had the effect of reducing 1999 sales by $5 million. The segment's 1999 results reflect weakness in most industrial markets except automotive. Sales of Valenite metalcutting products increased modestly in North America but shipments of Widia products decreased, particularly in Europe. Round tool sales increased due to the Werko acquisition but remained soft for many lines in North America.

Export sales were $33 million in the third quarter of 1999 compared to $34 million in 1998. The 1999 amount includes $10 million for Uniloy. For the first three quarters of 1999, export sales totaled $103 million compared to $88 million in 1998. Uniloy contributed $30 million to the 1999 amount.

Sales of both segments to non-U.S. markets, including exports, totaled $170 million in the third quarter of 1999, compared to $166 million in 1998. Sales to non-U.S. markets totaled $513 million during the first three quarters of 1999 compared to $485 million in 1998. For the first nine months of 1999 and 1998, products manufactured outside the U.S. approximated 40% and 42% of sales, respectively, while products sold outside the U.S. approximated 43% and 45% of sales, respectively.

MARGINS, COSTS AND EXPENSES AND OPERATING EARNINGS

Our consolidated manufacturing margin in the third quarter of 1999 was 26.1% compared to 25.5% in the second quarter of 1999 and 28.4% in the third quarter of 1998. The decrease in relation to 1998 resulted principally from efficiency and capacity problems in Uniloy's European operations and lower sales volume for injection molding machines in the U.S. and Widia metalcutting products in Europe.

The decrease in the plastics technologies segment resulted principally from lower volume in the U.S. injection molding business and the aforementioned problems in Uniloy's European operations. As discussed more fully in the notes to the consolidated condensed financial statements, in September, 1999, we announced a plan to consolidate Uniloy manufacturing in Europe to address these problems.

In the metalworking technologies segment, the margin decrease occurred principally at Widia due to lower sales volume in Europe and in round tools due to a shift in demand to lower-margin products. Margins for metalworking fluids also decreased in relation to 1998.

For the first nine months of 1999, the consolidated manufacturing margin decreased from 27.8% to 26.0%. The year-to-date decrease resulted primarily from higher sales of lower-margin products and the effects of unabsorbed capacity at certain locations.

In the third quarter of 1999, the plastics technologies segment had operating earnings of $21.0 million, or 9.7% of sales, compared to $21.2 million, or 11.9% of sales, in 1998. Earnings for injection molding machines decreased due to lower sales volume in the U.S. In addition, the segment's results were held back by the aforementioned difficulties in Uniloy's European operations. Earnings in the extrusion systems business improved worldwide due principally to higher sales volume and the effects of recent cost reduction measures in Europe.

The metalworking technologies segment had operating earnings of $18.2 million, or 10.3% of sales, in the third quarter of 1999, which represents a 5% decrease from $19.1 million, or 11% of sales, in 1998. The decrease resulted from lower sales volume for Widia products in Europe and for industrial round tools in North America. These factors offset a significant improvement at Valenite and more modest increases for grinding wheels and metalworking fluids. In general, the segment's profitability was penalized by the effect of a shift in sales mix to lower-margin products in certain businesses. Widia also had unabsorbed capacity costs as production levels were adjusted to control inventory.

For the first nine months of 1999, the plastics technologies segment had operating earnings of $61.6 million, or 9.4% of sales, compared to $57.1 million, or 10.4% of sales, in 1998. The increase related almost entirely to the addition of Uniloy despite its reduced third quarter profitability. Earnings increased for U.S.-built extrusion systems but decreased for U.S.-built injection molding machines. The segment expects a stronger fourth quarter of 1999 with increased earnings in relation to the third quarter of 1999 and the fourth quarter of 1998. Additional improvement is expected in 2000 as a result of accelerated introductions of higher-margin products and cost-cutting measures initiated in several operations, including the consolidation of blow molding operations in Europe.

The metalworking technologies segment had operating earnings of $50.6 million, or 9.5% of sales, in the first three quarters  of  1999,  a decrease of $6.7 million  from  $57.3 million,  or  10.8%  of sales, in the comparable  period  of
1998. The decrease resulted principally from the aforementioned softness in worldwide industrial markets and lower manufacturing margins related to a shift in sales mix, particularly for round tools in North America. Given softness in many key markets, the segment expects that the fourth quarter of 1999 will be stronger than the third but below the levels achieved in the fourth quarter of 1998. The benefits of recent acquisitions, new product introductions and continued cost cutting are expected to result in gradual sales and earnings improvement in 2000.

For both the third quarter of 1999 and for the year to date, total selling and administrative expense decreased significantly as a percentage of sales due to our aggressive cost-cutting measures. For the third quarter, administrative expense increased in dollar amount in relation to 1998 due primarily to the inclusion of Uniloy's costs. Selling expense decreased by $2 million in relation to 1998 despite higher sales volume and decreased by almost $5 million in relation to the second quarter of 1999 due to significant cost reduction efforts in several businesses. Other expense-net increased to $3.7 million in the third quarter of 1999 from $1.6 million in 1998. The 1999 amount includes higher expense for goodwill amortization due principally to the Uniloy acquisition, which occurred at the end of the third quarter of 1998. For the first three quarters of 1999, other expense-net was $8.2 million compared to $9.8 million in the same period of 1998. The decrease resulted in part from the absence of $5.3 million of Widia severance cost, the effect of which was partially offset by higher goodwill amortization expense in 1999. As a result of the 1998 severance cost and other actions at Widia, we are achieving annualized pretax savings of approximately $5.0 million, which began to phase in during the fourth quarter of 1998.

Interest expense-net, including amortization of debt issuance costs, increased in the third quarter of 1999 due to higher short-term borrowing rates and higher average debt levels to finance working capital requirements, acquisitions and the repurchase of common shares in early 1999 and late 1998. Net interest expense also increased for the first nine months of 1999 for similar reasons.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
MINORITY SHAREHOLDERS' INTERESTS

Earnings from continuing operations before income taxes and minority shareholders' interests were $25.0 million in the third quarter of 1999 compared to $26.2 million in 1998. Despite higher earnings for extrusion systems and Valenite products, our earnings were depressed by the problems in Uniloy's European operations and by the effects of lower sales volume for injection molding machines and for certain Widia products and round metalcutting tools. As a percentage of sales, pretax earnings decreased from 7.4% to 6.4%.

For the first nine months of 1999, earnings from continuing operations before income taxes and minority shareholders' interests were $69.0 million, or 5.8% of sales, compared to $73.5 million, or 6.8% of sales, in 1998. The decrease results principally from lower sales volume for certain businesses due to soft market conditions, the effects of which offset lower severance costs and the incremental earnings from recent acquisitions.

INCOME TAXES

The  1999 and 1998 provisions for income taxes include  U.S.
federal and state and local income taxes as well as non-U.S.
income taxes in jurisdictions outside the U.S.

As discussed more fully in the notes to the consolidated condensed financial statements, Milacron entered both 1999 and 1998 with sizable net operating loss (NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and adjusted based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Decreases or increases in these valuation allowances serve to favorably or unfavorably affect our effective tax rate. As a result of planned reductions in valuation allowances and certain other factors described below, our expected effective tax rate for 1999 is less than the U.S. statutory rate, as was also the case in 1998. In addition to the effects of reductions in valuation allowances, the 1999 effective tax rate includes adjustments of income tax reserves to more accurately reflect actual expected liabilities. These benefits are partially offset by the downward adjustment of the carrying value of net deferred tax assets in Germany to the lower "with distribution" rate. This change is being made as a result of recent changes in Milacron's capital structure in Europe.

The effective tax rates for 1999 and 2000 are expected to be approximately 28-31%. However, the actual rates for both years will ultimately be contingent on the mix of earnings among tax jurisdictions and other factors that cannot be predicted with certainty at this time.

EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations, net of minority shareholders' interests, were $17.4 million, or $.47 per share (diluted), in the third quarter of 1999 compared to $18.5 million, or $.47 per share (diluted), in 1998. The earnings decrease resulted from the problems in Uniloy's European operations, lower sales volume for injection molding machines and certain metalworking products and a higher effective tax rate. The per-share amount was unchanged due to fewer shares outstanding as a result of the share repurchase program (see Liquidity and Sources of Capital). For the first three quarters of 1999, earnings from continuing operations were $47.8 million, or $1.28 per share (diluted), compared to $51.8 million, or $1.29 per share (diluted), in 1998. The year-to-date decrease in 1999 resulted principally from soft market conditions for certain businesses and a higher effective tax rate which offset the beneficial effects of the recent acquisitions.

DISCONTINUED OPERATIONS

In 1998, discontinued operations reflects the loss on the sale of the machine tools segment, which was sold on October
2, 1998, and its operating results through the date of sale.

NET EARNINGS

For the third quarter of 1999, net earnings were $17.4 million, or $.47 per share (diluted), compared to a loss of $20.6 million, or $.53 per share (diluted), in 1998. The 1998 amount includes an operating loss of $3.9 from the discontinued machine tools segment and the loss on the sale of the segment of $35.2 million. Net earnings for the first three quarters of 1999 were $47.8 million, or $1.28 per share (diluted), compared to $17.9 million, or $.45 per share (diluted), in 1998. The most significant factor effecting the net earnings comparison was the 1998 loss on the sale of the machine tools segment.

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

Milacron's Y2K effort focuses primarily on three important elements: 1) I.T. systems; 2) non-I.T. equipment that includes embedded microprocessors; and 3) supplier and infrastructure preparedness.

Most of our efforts have focused on our most critical I.T. business systems (e.g., financial; enterprise resource planning, or "ERP"). Each of our ten major manufacturing locations operates a unique information technology system which has been selected to best serve that business's needs. Four of these businesses operate systems that are licensed from independent third-party software providers and require third party updates to be Y2K compliant. Milacron relied on these third parties to replace or upgrade its software with Y2K compliant software. We have installed and continue to test the new software to provide assurance that the updated systems will properly process date-sensitive information. Five other businesses used the Y2K compliance process as an opportunity to modernize their systems by installing new ERP systems licensed from independent software providers. All of the ERP system installations have been completed. Another business unit operates its own proprietary business systems, which have been reprogrammed to be Y2K compliant. These major business units will continue testing as needed during Quarter 4, 1999.

In addition, Milacron is in the process of completing inventories, assessments and testing of non-I.T. systems (e.g., production equipment) which may contain embedded chips that could malfunction with the approach of the year 2000. Wherever critical systems are identified as not being compliant, Milacron is remediating or replacing these non-compliant systems. The remediation phase of this effort is substantially completed.

All business units have substantially completed the process of contacting key vendors and service providers to obtain information about their plans and progress on Y2K issues and to obtain their assurances that they expect to be able to provide an uninterrupted flow of product or service approaching and into the year 2000. We are following up on significant concerns that are identified as a result of these communications and, in some cases, may be arranging alternative sources of that product or service.

We have also focused on preparing written contingency plans. Each of our major business units is identifying potential risks outside their control that could cause a significant risk to the business. If we can't eliminate the risk, we're planning ways to mitigate the risk before January 1, 2000 or compensate for the disruption after January 1, 2000, if it does occur.

Many  of  the  machinery products we sell rely  on  computer controls and embedded microprocessors to achieve optimum performance. We are making information available publicly to our customers on the Y2K status of these products. Substantially all of them are Y2K compliant.

Milacron has estimated the cost of major system implementation and remediation efforts. However, other costs are being absorbed in departmental operating budgets. Based on currently available information, we estimate that the incremental cost of these major implementation and remediation projects will be approximately $14 million over 1997, 1998 and 1999, of which over 92% has been expended through September 30, 1999. These costs are not expected to have a material effect on Milacron's financial position, results of operations, or cash flows.

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

MARKET RISK
-----------

FOREIGN CURRENCY EXCHANGE RATE RISK

Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At September 30, 1999, Milacron had outstanding forward contracts totaling $18.6 million compared to $19.1 million at December 31, 1998, and $25.8 million at September 30, 1998. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at September 30, 1999, December 31, 1998 or September 30, 1998, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

INTEREST RATE RISK

At September 30, 1999, Milacron had fixed interest rate debt of $221 million, including $100 million of 7-7/8% Notes due May 15, 2000, and $115 million of 8-3/8% Notes due March 15, 2004. We also had floating rate debt totaling $328 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1998 and September 30, 1998, fixed rate debt totaled $228 million and $222 million, respectively, and floating rate debt totaled $293 million and $443 million, respectively. The September 30, 1998, amount includes $180 million of borrowings that were repaid in October, 1998, using the initial proceeds from the sale of the machine tools segment. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The effect of these fluctuations was not significant in the first three quarters of 1999 or 1998.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

At September 30, 1999, Milacron had cash and cash equivalents of $41 million, representing an increase of $5 million during the third quarter of 1999 and a decrease of $8 million during the first three quarters of the year.

Operating activities provided $38 million of cash in the third quarter of 1999, compared to a $14 million use of cash in 1998. For the first nine months of 1999, operating activities provided $52 million of cash compared to the $23 million provided in the comparable period of 1998. Both increases in cash provided resulted primarily from steps taken to better align production with demand and to improve working capital management.

In the third quarter of 1999, investing activities resulted in a $41 million use of cash due to capital expenditures of $7 million and acquisitions of $36 million. In the third quarter of 1998, investing activities used $215 million of cash, including capital expenditures of $23 million and acquisitions of $193 million. In the first three quarters of 1999, investing activities resulted in a $70 million net use of cash due to capital expenditures of $36 million and acquisitions of $47 million. The latter amount includes $15 million of payments of post-closing adjustments related to the 1998 acquisitions which more than offset $10 million of additional cash proceeds from the machine tools sale that were received in the first two quarters of 1999. In the first three quarters of 1998, capital expenditures of $52 million and acquisitions of $213 million contributed to a $263 million use of cash.

Financing activities provided $8 million of cash in the third quarter of 1999, compared to $240 million of cash provided in 1998. The 1999 amount resulted from $12 million of net additional borrowings offset by dividend payments. In the third quarter of 1998, additional borrowings, principally to finance acquisitions, provided $253 million of cash. In October, 1998, we used the $180 million of initial proceeds from the sale of the machine tools segment to repay a substantial portion of these new borrowings. The repurchase of common shares and dividends payments used $13 million of cash in the third quarter of 1998. During the first three quarters of 1999, financing activities provided $10 million of cash. Additional borrowings, net of repayments, provided $43 million of cash while dividends and common share repurchases used $33 million of cash. Financing activities provided $257 million of cash in the first three quarters of 1998 due principally to incremental borrowings of $286 million, the effects of which were partially offset by dividend requirements and the purchase of treasury shares.

In the fourth quarter of 1998, we announced a two million common share repurchase program, of which 1.2 million shares were repurchased through December 31, 1998. The remainder of shares were repurchased in the first half of 1999. Including shares repurchased to meet the current needs of management incentive plans, Milacron used $19 million of cash for share repurchases in 1999, all of which occurred in the first half of the year.

As of September 30, 1999, December 31, 1998, and September 30, 1998 Milacron's current ratio was 1.3. The decrease in the current ratio from historical levels was principally the result of higher bank borrowings to finance the 1998 acquisitions and the share repurchase program.

As of September 30, 1999, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $612 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $207 million at September 30, 1999.

Total debt was $549 million at September 30, 1999, representing an increase of $28 million from December 31, 1998. Total shareholders' equity was $483 million at September 30, 1999, an increase of $6 million from December 31, 1998. The increase resulted from net earnings of $48 million which more than offset $14 million of unfavorable foreign currency translation adjustments, dividend payments and the effects of the share repurchase program. The ratio of total debt to total capital (debt plus equity) was 53% at September 30, 1999, compared to 52% at December 31, 1998.

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

OUTLOOK
-------

We will continue to focus on improving operational efficiency and closely monitor our capital investment and inventory management to maximize cash flows. However, given persistent softness in many of our markets, we anticipate that fourth quarter earnings will approximate those of the prior year but we do not expect our earnings for the year to exceed 1998. Assuming that current economic conditions persist, we believe that our goals of a 7% to 8% sales increase and a 10% to 12% earnings improvement are achievable in 2000. Longer term, our opportunity to achieve even better results will depend on the integration of our recent acquisitions for maximum synergies,an accelerated schedule of new product introductions and recovery in certain industrial sectors in both North America and Europe.

CAUTIONARY STATEMENT

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

   *     lower  than anticipated  levels  of
         plant     utilization    resulting     in
         production   inefficiencies  and   higher
         costs,  whether related to the  delay  of
         new   product   introductions,   improved
         production processes or equipment, or labor relation issues

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

The information required by Item 3 is included in Item 2 on page 21 of this Form 10-Q.

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

           Exhibit (4)   - Instruments Defining the Rights
                           of Security Holders, Including
                           Indentures

           Exhibit (10)  - Material Contracts

           Exhibit (11)  - Statement Regarding Computation
                           of Per Share Earnings - filed as
                           a part of Part I

           Exhibit (27)  - Financial Data Schedule - filed
                           as part of Part I

       (b) Reports on Form 8-K
           - There were no reports on Form 8-K filed during the quarter ended September 30,1999.


MILACRON INC. AND SUBSIDIARIES

SIGNATURES


Pursuant  to  the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Milacron Inc.



Date: November 12, 1999         By:/s/Jerome L. Fedders
                                   Jerome L. Fedders
                                   Controller



Date: November 12, 1999         By:/s/Robert P. Lienesch
                                   Robert P. Lienesch
                                   Vice President - Finance
                                   and Treasurer and
                                   Chief Financial Officer


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

       4.2 7-7/8% Notes due 200
           -Incorporated herein by reference to the company's Registration Statement Form S-4 dated July 21, 1995 (File No. 33-630081)

       4.3 Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunderwhich do not exceed 10% of the registrant's total consolidated assets

  10   Material Contracts:

      10.1 Milacron 1987 Long-Term Incentive Plan
           -Incorporated herein by reference to the company's Proxy Statement dated
           March 27,1987.

      10.2 Milacron 1991 Long-Term Incentive Plan
           -Incorporated herein by reference to the company's Proxy Statement dated
           March 22,1991.

      10.3 Milacron 1994 Long-Term Incentive Plan
           -Incorporated herein by reference to the company's Proxy
           Statement dated March 24,1994.

      10.4 Milacron 1997 Long-Term Incentive Plan, as amended - Incorporated herein by reference to the company's Form 10-K for the year ended
           December 31, 1998.

      10.5 Milacron 1996 Short-Term Management
           Incentive Plan-Incorporated herein by
           reference to the company's Form 10-K for the year ended December 28, 1996.

      10.6 Milacron Inc. Supplemental Pension Plan, as amended - Incorporated herein by reference to the company's Form 10-K for the year ended
           December 31, 1998.

      10.7 Milacron Inc. Supplemental Retirement
           Plan, as amended - Incorporated herein by reference to the company's Form 10-K for the year ended December 31, 1998.

      10.8 Milacron Inc. Plan for the Deferral of
           Directors' Compensation, as amended
           -Incorporated herein by reference to the company's Form 10-K for the year ended
           December 31, 1998.

      10.9 Milacron Inc. Retirement Plan for Non-
           Employee Directors, as amended
           -Incorporated herein by reference to the company's Form 10-K for the year ended
           December 31, 1998.

     10.10 Milacron Inc. Retirement Plan for
           Non-Employee Directors,as amended
           -Incorporated herein by reference to the company's Form 10-K for the year ended
           December 31, 1998.

     10.11 Amended and Restated Revolving
           Credit Agreement dated as of
           November 30, 1998 among Milacron Inc.,
           Cincinnati Milacron Kunststoffmaschinen
           Europe GmbH, the lenders listed therein
           And Bankers Trust Company, as agent.
           -Incorporated herein by reference to the company's Form 10-K for the year ended
           December 31, 1998.

     10.12 Milacron Compensation Deferral
           Plan, as amended -Incorporated herein by reference to the company's Form 10-K for the year ended December 31, 1998.

     10.13 Rights Agreement dated as of
           February 5, 1999, between Milacron, Inc. and
           Chase Mellon Shareholder Services,L.L.C., as
           Rights Agent.
           -Incorporated herein by reference to the company's Registration Statement on Form 8-A
           (File No. 001-08485).

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

  11  Statement Regarding Computation of Per-
      Share Earnings                                   29

  15  Letter Regarding Unaudited Interim
      Financial Information Not Applicable

  18  Letter Regarding Change in Accounting
      Principles - Not Applicable

  19  Report Furnished to Security Holders
      - Not Applicable

  22  Published Report Regarding Matters
      Submitted to Vote of Security Holders
      - Not Applicable

  23  Consent of Experts and Counsel
      - Not Applicable

  24  Power Attorney - Not Applicable

  27  Financial Data Schedule - Filed as part
      of EDGAR document                             30

  99  Additional Exhibits - Not Applicable