Form 10-K
period 1999-12-31
MILACRON INC
filed 2000-03-07
CIK 716823

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999	Commission File Number 1-8485

MILACRON INC.

2090 Florence Avenue
Cincinnati, Ohio 45206
(513) 487-5000

Incorporated in Delaware	I.R.S. No. 31-1062125

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class:	on Which Registered:
Common Shares — Par Value $1.00	New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]         No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $460,172,944 at February 28, 2000.*

     *Voting stock held by officers, directors and principal holders is not included in the computation. The company, however, has not made a determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

     Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2000:  36,194,275

Documents Incorporated by Reference:

PART III — Proxy statement, dated March 24, 2000

Milacron Inc.

1999 FORM 10-K

PART I

Item 1.   Business

General

      Milacron is a major global supplier of machines, tooling, supplies and services to a broad spectrum of plastics processing and metalworking industries. We like to say that our technologies “help the world’s leading companies make the world’s favorite products.”

     Incorporated in Delaware in 1983, we are the successor to a business first established in 1884. Throughout most of our history, our primary business was machine tools. Since the early 1990’s, however, two other segments, plastics technologies and metalworking technologies, have grown much more rapidly. In late 1998, therefore, we sold our legacy machine tools business, which at the time accounted for less than one-fourth of our sales, in order to concentrate our resources on our more profitable businesses.

     In our plastics technologies business, we manufacture and sell machines, systems, mold bases, tooling, parts and services for the three primary methods of processing plastic: injection molding, blow molding and extrusion. All of our machines are computer controlled and many are sold with proprietary advanced application software. In our metalworking technologies business, we produce and sell a wide variety of consumable products for metalworking, including high-speed steel and carbide cutting tools, tool holding systems, synthetic and oil-based fluids and grinding wheels, as well as carbide wear parts and industrial magnets.

     From 1992 to 1999, our consolidated sales from continuing operations have grown at a compound annual rate of 22%, from $410 million to over $1.6 billion. We have achieved this growth through strategic acquisitions, internally developed new products and expanded distribution channels. In 1999, 56% of our sales came from plastics technologies and 44% from our metalworking technologies segment. Approximately 34% of our sales consisted of capital goods — all plastics machinery — while durable and consumable goods accounted for most of the remainder.

     Milacron sells products and provides services to industrial customers throughout the world. Sales to customers outside the U.S. increased from $206 million in 1993, representing 31% of total sales, to $720 million in 1999, or 44% of total sales. We have been successful in penetrating international markets through acquisitions, expanded distribution, increased exports, and license and joint venture agreements. We believe our current geographic sales balance helps compensate for varying economic cycles around the world and that our increased presence outside the U.S. reduces our dependence upon the U.S. economy. (See “Presence Outside the U.S.” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Strategic Acquisitions and Divestitures

      Milacron continually explores acquisition, divestiture and consolidation opportunities when we believe such actions can expand markets, enhance product synergies or improve earnings potential for the long term. Over the last seven years, we have completed nineteen strategic acquisitions, which we believe will increase our potential for further growth. We expect to continue to identify opportunities for acquisitions in the future and to pursue those opportunities that meet the criteria discussed above.

     In our plastics technologies segment, we acquired FM Maschinenbau GmbH (Ferromatik), an injection molding machine business, from Kloeckner-Werke AG in 1993; The Fairchild Corporation’s D-M-E business (D-M-E) in 1996; and the Uniloy plastics machinery division of Johnson Controls, Inc. in 1998.

     Ferromatik is one of Europe’s leading manufacturers of plastics injection molding machines. Ferromatik’s market coverage expanded our plastics processing technology base and product line and enabled us to achieve our objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets.

     D-M-E is the largest U.S. producer of mold bases, components and supplies for the plastic injection moldmaking industry. D-M-E serves customers throughout much of the world with ten manufacturing facilities, plus several international joint venture operations. We believe D-M-E will continue to enhance our plastics technologies business because it provides the mold bases, supplies and components used in the mold apparatus inside an injection molding machine. D-M-E is the U.S. market leader with a well-established reputation for high quality.

     On September 30, 1998, we acquired the assets of Uniloy for approximately $204 million, including post-closing adjustments. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, is one of the world’s leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding. As discussed below, in the third quarter of 1999, we implemented a plan to consolidate Uniloy’s European operations in a new headquarters near Milan, Italy.

     In 1998 and 1999, Milacron made five smaller acquisitions in the plastics technologies segment. In February, 1998, we acquired Wear Technology, with annual sales of approximately $10 million, which serves the aftermarket for new and rebuilt screws for PVC (poly vinyl chloride) extrusion systems. Also in February, 1998, we acquired Northern Supply, a regional catalog distribution company with annual sales of approximately $5 million, offering supplies to plastics processors for injection molding, blow molding and extrusion. In May, 1998, we acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately $20 million, Autojectors has operated through two manufacturing facilities near Fort Wayne, Indiana, one of which was closed late in 1999 to improve operating efficiency. In September, 1998, we acquired Master Unit Die Products, Inc., the leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales of approximately $10 million.

     In July, 1999, we acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supplies Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

     In the last seven years, Milacron has also made various strategic acquisitions in its metalworking technologies segment: GTE Valenite Corporation (Valenite); Krupp Widia GmbH (Widia); Talbot Holdings, Ltd. (Talbot); Minnesota Twist Drill; Data Flute CNC, Inc.; and Werkzeugfabrik GmbH Königsee (Werkö), all of which manufacture and sell metalcutting and metalworking tools. We believe that Milacron is now the second-largest North American and third-largest worldwide producer of carbide metalcutting tool systems.

     Valenite was acquired in February, 1993. With principal operations in North America, it is a leading producer of consumable industrial metalcutting tools. Widia was acquired in February, 1995. It is one of the world’s leading producers of industrial metalcutting products. Widia’s strong presence in Europe and India complements Valenite’s strengths in the North American and Japanese markets. Widia also enhanced our technological base, diversified our product line and expanded our worldwide sales and distribution network. In 1995, Milacron implemented an integration plan to achieve certain synergies between Valenite and Widia worldwide. In 1998, we began managing the Valenite and Widia carbide insert and steel insert holder businesses on a global basis and with a new brand name, WidiaValenite. The benefits of common tooling brands include reduced design, manufacturing and marketing costs, higher inventory turnover, improved capacity utilization, and simultaneous product introductions around the world.

     We acquired Talbot in July, 1995, a major supplier of round high-speed steel taps and end mills. These cutting tools, which are not produced by either Valenite or Widia, are sold through independent distributors and a direct sales force. The Talbot acquisition enabled us to increase our product coverage from approximately 40% to 65% of the types of cutting tools consumed by the world market.

     In September, 1997, we acquired Minnesota Twist Drill, Inc., a manufacturer of standard high-speed steel drills which are sold mainly through private branding. Also, in June, 1997, we acquired Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Both businesses, with sales of approximately $10 million each, have been integrated with Talbot.

     On December 30, 1998, we acquired Werkö, a manufacturer of high-speed steel drills and taps. Located in eastern Germany, Werkö has annual sales of approximately $25 million. We believe it is the third largest European producer of high-speed steel drills.

     In 1999, we acquired two additional businesses that have metalworking fluids as their primary products, thereby complementing our metalcutting tools and abrasives product offerings. In August, we acquired Producto Chemical, Inc. (Producto), which manufactures process cleaners, washers, corrosion inhibitors and specialty products for metalworking. Producto has annual sales approaching $5 million. In September, we acquired Oak International, Inc. (Oak), a supplier of lubricants and process cleaners used in metalforming and metalworking. Oak has two manufacturing plants in the U.S. and one in the U.K. and has annual sales approaching $12 million.

     Also in 1999, we acquired the respected Micro Carbide product line, which extended by 50% our capabilities and product offerings in the carbide round tool market. Micro Carbide tools, now produced at our Data Flute CNC facility, add carbide reamers, step drills and miniature tools to our product mix.

     In addition to our 1998 machine tool divestiture, in December, 1995 we sold our Electronic Systems Division (ESD). Milacron continues to develop and maintain our own applications software. The decision to sell ESD was made to redeploy assets to more strategic businesses.

     Additionally, we sold our European plastics extrusion machinery business in December, 1999. Headquartered in Vienna, Austria, the business had sales to unaffiliated customers of approximately $62 million in 1999, principally to markets in Europe, Asia and South America. The business was sold to redeploy assets to more strategic businesses. We will continue to operate our North American extrusion machinery business, which is headquartered in southwest Ohio and serves markets in the U.S., Canada and Central America.

Cost Cutting and Efficiency Initiatives

      In operating our businesses, we continually search for opportunities to reduce our operating costs and improve the efficiency of our operations. In the second half of 1999, we announced two major initiatives in this area. First, we implemented a plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. The plan involves the closure of three plants in Florence and Milan, Italy and Berlin, Germany and the transfer of the manufacturing and assembly operations at those plants to the new, more modern facility near Milan and to another existing plant located in the Czech Republic. The consolidation, which is expected to be completed by September 30, 2000, will not adversely affect future sales revenues but is expected to result in annual pretax cost savings of approximately $3 million.

     In December, 1999, we implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments’ operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which will be transferred to other locations, and the elimination of approximately 300 manufacturing and administrative positions worldwide. The total cost of the plan, which is expected to be completed by the end of 2000, will be approximately $21 million. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million which will phase in during 2000 and be fully realized in 2001.

     The above actions are in addition to the cost reduction actions in prior years that are discussed above. We also reduced total selling and administrative expense from 17.9% of sales in 1998 to 16.8% in 1999.

Product Development and Capital Expenditures

      As part of our objective to enhance Milacron’s growth potential and global competitiveness, we continue to invest in research and development and in new capital equipment. Research and development investment in 1999 totaled $34.5 million, or 2.1% of sales. Research and development expense totaled $36.7 million in 1998 and $35.6 million in 1997. In 1999, we invested over $47 million for capital additions, primarily to install advanced technology and increase productivity throughout our operations worldwide. Additional assets having a value of $7 million were financed through operating leases. For 2000, we are budgeting an additional $65 million in capital expenditures.

     To enhance our research and development effort, we have maintained a major program for product development, process improvement and modernization. This program is named “Wolfpack” because of its emphasis on teamwork and fierce competitiveness. The objectives of Wolfpack are to design and produce new products at world-competitive levels of quality, performance, efficiency and cost. Substantially all of Milacron’s current plastics technologies machine designs have been developed using the Wolfpack methodology.

Plastics Technologies Business

      We believe Milacron is the largest and broadest-line U.S. producer of plastics machinery and one of the three largest in the world, as well as the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. In 1999, Milacron’s plastics technologies segment’s sales were $904 million. Our plastics technologies business sells plastics machinery and supplies for processing plastics to manufacturers in several key industries, including packaging, construction, consumer goods, automotive, electronics and medical. We believe Milacron offers more varieties of machinery to process plastic than any other U.S. company.

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

     We distribute most of our plastics machinery products through a combination of a direct sales force and independent agents who are geographically spread throughout our key markets. We sell our mold bases, supplies and components through a direct distribution network in the U.S. and Europe and through a large network of joint venture sales and service offices in Asia.

     Our plastics technologies businesses sell products primarily in North America and Europe. Approximately 15% of the group’s 1999 sales were to customers located in the eleven European countries which are participating in a new common currency, the euro. To date, the introduction of the euro has not caused any material changes in our competitive position in the plastics industry or the operation of the business. While the future impact of the euro is uncertain, management does not expect the introduction of the euro to have a material effect on the business in the foreseeable future.

Plastics Technologies Industry

      The market for plastics machinery and supplies for processing plastics has grown steadily over the past four decades. Plastics have continued to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the packaging, transportation, construction, housewares, electrical, and medical industries. Advancements in both the development of materials, which make plastic products more functional, and the capabilities of plastics processing equipment have been major contributors to the steady growth in the plastics technologies market. In addition, consumer demand for safer, more convenient and recyclable products has increased the general demand for plastic products. Like other capital goods markets, machines within the plastics technologies market are subject to economic cycles. In particular, the market for injection molding machines is driven by resin prices and production, the consumer economy and the packaging, construction and automotive industries.

     Custom molders, which produce a wide variety of components for many industries, are a major group of plastics technologies customers. Other customer categories include the packaging, construction, consumer goods, automotive, electrical and medical supplies industries. Among the factors that affect the plastics technologies market are the health of the consumer economy, residential and commercial construction, automotive production and the introduction of new models in the automotive industry. Because of intense competition from international plastics technologies producers, currency exchange rates also have a significant impact. Fluctuations in the prices of petrochemical feed stocks for resin and the subsequent supply of resin may affect the businesses of our customers and, in turn, the markets for our products.

     Environmental concerns about plastics could slow the growth of the plastics technologies market. However, some plastics raw material suppliers, machinery makers and processors are developing methods of recycling to address environmental issues. We believe that environmental concerns have not had any discernible negative effect on the market to date. Nevertheless, Milacron, through its membership in the Society of Plastics Industry (an industry trade association) and this association’s affiliate, the American Plastics Council, is working with other leading companies within the plastics industry to address the role of plastics in the environment.

Milacron’s Plastics Technologies Business

      Milacron’s plastics technologies segment consists of four principal product lines: injection molding machines (Ferromatik Milacron); blow molding systems (Uniloy Milacron); extrusion systems (ExtrusionTek Milacron); and standardized mold bases, components and supplies for the plastics injection moldmaking industry (D-M-E). We also sell a variety of specialty equipment used in the processing of plastics.

     Injection Molding (Ferromatik Milacron). We believe Milacron is the largest U.S. producer of injection molding machines. Injection molding is the most common and versatile method of processing plastic, and it is used to make a wide variety of parts and products ranging from housewares and consumer goods to medical supplies and industrial components. Milacron manufactures many types of injection molding machines, almost all of which were developed using Wolfpack principles. Our injection molding machine line includes machines powered conventionally (with hydraulics) as well as ones that are driven by servo motors (fully electric). Product standardization (which facilitates part commonality) and the modernization of our manufacturing facilities and methods, as well as increased volumes, have enabled us to achieve significant economies of scale for the production of injection molding machines. We believe these factors have enabled Milacron to become the lowest-cost U.S. producer of these machines.

     In November, 1993, Milacron acquired Ferromatik, one of Europe’s leading producers of injection molding machines. Ferromatik is recognized for its high-end technology, including multi-color machines, multi-component systems and other specialty applications. The acquisition included the Ferromatik lines of hydraulic and electric injection molding machines and a modern manufacturing facility in Malterdingen, Germany, as well as Ferromatik’s marketing, sales and service network. This acquisition expanded our plastics processing technology base and product line and enabled us to achieve our objective of establishing a plastics machinery manufacturing and distribution base in Germany to serve Europe and other markets. Ferromatik has provided a complementary fit with Milacron’s other injection molding machine businesses.

     Shortly after the acquisition, we completed a restructuring of Ferromatik designed to derive synergies between Ferromatik and other Milacron operations and to improve Ferromatik’s operations through the implementation of manufacturing techniques and methods used in our U.S.

plastics technologies operations. The restructuring reduced overall marketing costs through the consolidation of Milacron’s former European marketing organization into the Ferromatik marketing organization. We believe that this restructuring has helped, and will continue to help, us achieve our cost reduction goals in both marketing and manufacturing.

     In May, 1995, Milacron announced the formation of a joint venture, Cincinnati Milacron Ltd. (CML), with a group of individuals experienced in the building of plastics machinery in Ahmedabad, India. This operation builds injection molding machines for domestic and world markets. In 1995, CML completed the implementation of its product introductions and opened sales offices in major cities of India. In 1998, CML completed construction of a new factory in Ahmedabad to support their operations.

     In 1997, Milacron formed a separate Elektron Technologies business unit to develop all-electric injection molding machines for world markets and to build and sell these machines in North America. Machine designs are also transferred to Ferromatik for manufacture and sale in Europe.

     In 1998, we opened a new manufacturing area for Elektron Technologies at our facilities in Cincinnati, Ohio. In connection with our program to reduce costs and increase operating efficiency, this business is being relocated to our principal U.S. plastics machinery plant near Cincinnati early in 2000.

     The Elektron Technologies business is charged with promoting our leading-edge technology in all-electric injection molding, which, when compared to hydraulic machines, provides lower cost of operation, better repeatability, and elimination of environmental issues associated with use of hydraulic oils. We believe we are extremely well positioned to lead the industry-wide shift to all-electric technology, which we believe will take place over this decade.

     In May, 1998, Milacron strengthened its market position in vertical insert injection molding machinery by acquiring Autojectors Inc. This Indiana-based operation is one of the largest producers of these machines used to make complex components for the medical, electrical and automotive industries, as well as multi-component items for the sports and leisure industry.

     Autojectors has excellent worldwide brand equity and offers customers a wide range of machines, a high percentage of which are customized for end users. Autojectors machines are sold under its own name as well as under the Milacron name. Autojectors also sells injection molding machines manufactured in India by CML to customers in North America.

     In 2000, the manufacture of Autojectors machines will be relocated to our principal U.S. plastics machinery plant near Cincinnati in connection with our plan to improve operating efficiency and reduce costs. The sales, service and engineering functions will remain at the current Autojectors facility in Indiana.

     Blow Molding Systems (Uniloy Milacron). Milacron is a major global player in blow molding, offering high-volume producers a wide range of plastic blow molding and structural foam and web solutions. Blow molding is the third-largest and fastest-growing segment of the plastics machinery market. Milacron manufactures and sells many types of systems used to make a wide variety of products, including rigid consumer packaging, industrial components, outdoor furniture, appliance parts, refuse and shipping containers, and toys. In September, 1998, Milacron acquired Uniloy, which is one of the largest worldwide producers of blow molding systems, from Johnson Controls, Inc. Uniloy serves three main blow molding markets: HDPE (high density polyethylene) packaging, PET (polyethylene terephthalate) packaging and industrial containers and components. Uniloy currently has a significant market share in HDPE and plans to greatly expand its presence in the PET market during the next few years. Uniloy machines produce containers for milk, juice, water and household chemicals, as well as pharmaceutical and personal care products; industrial components ranging from plastic drums and fuel tanks to plastic pallets; and home items from shutters, screen doors and furniture to dog houses and camping and boating equipment. Also known for aftermarket parts, services, molds and related tooling for blow molding, Uniloy has manufacturing facilities in North America and Europe.

     Uniloy greatly expanded our product offerings with reciprocating, rotary, shuttle, USB and IBS series for blow molding containers of all sizes, shapes and tolerances, as well as structural foam and web series for producing large industrial, construction and leisure parts. Milacron also gained a stronger European presence with the acquisition. As discussed above, in 1999, we implemented a plan to consolidate Uniloy’s European operations in a new facility to improve efficiency and reduce the overall cost structure.

     Consolidation in the dairy industry had a negative effect on Uniloy’s sales of HDPE systems for milk containers, Uniloy’s single largest market, during 1999. We expect the effects of this consolidation to continue through 2000.

     Extrusion Systems (ExtrusionTek Milacron). Milacron’s extrusion systems business consists of the manufacture, sale and distribution of individual extruders — both single-screw and twin-screw — and systems comprised of multiple units which are tooled to extrude a specific product in quantity. Such systems take longer to manufacture than injection molding machines. Extrusion systems, which we manufacture in the U.S., include twin-screw extruders and single-screw extruders. We believe we have a strong competitive position in each of these lines. Twin-screw extruders are used to produce continuous-flow products such as pipe, residential siding, sheet and window frames. As a result, the business is closely tied to construction market cycles. Single-screw extruders are used in a variety of applications and systems such as blow molding, blown-film and cast-film systems, pipe and profiles, and wire and cable applications. In early 1998, Milacron acquired Wear Technology, which expands our replacement business for both new and rebuilt screws.

     Mold Bases and Components (D-M-E). In January, 1996, Milacron acquired D-M-E, which we believe is the largest U.S. producer of mold bases, standard components and supplies for the moldmaking industry. D-M-E serves customers throughout much of the world with ten manufacturing facilities and several international joint venture operations. Like most of our plastics business, D-M-E serves the largest segment of the market, the injection molding process. D-M-E complements Milacron’s other businesses because it provides the mold bases, supplies and components used in the mold apparatus inside injection molding machines. We believe we are achieving synergies in a number of areas, including manufacturing processes, technology, marketing and distribution.

     In October, 1998, we acquired Master Unit Die Products, which we believe is the leading North American maker of quick-change insert mold bases for the plastics industry. These mold bases help OEM and custom molders achieve quicker production changeovers and lower labor and tooling costs for multiple mold programs. Master Unit Die has three frame and insert unit product lines, a quick-change adapter frame for standard mold bases, and a complete line of related components and accessories.

     In early 1998, Milacron acquired Northern Supply, a regional catalog distribution company. Northern Supply’s business is complementary to the catalog business of D-M-E and is being managed by D-M-E.

     In 1999, we acquired Nickerson, which also sells supplies and equipment for processing plastic through its catalog distribution centers in the U.S. and U.K. Nickerson also manufactures nozzles and screw tips in the U.S. and manufactures and refurbishes screws and barrels for small injection molding machines in the U.K. The addition of Nickerson strengthens Milacron’s aftermarket product offerings worldwide and expands our distribution channels in North America and Europe.

     Specialty Equipment. Milacron also sells a variety of specialty equipment used in the processing of plastics products, including peripheral auxiliary equipment such as material management systems, heat exchangers and product handling systems, all of which are manufactured by third parties to Milacron’s specifications. We also rebuild and retrofit older types of injection molding equipment manufactured by Milacron and others, refitting them with new controls and software.

Production Facilities

      For the plastics technologies segment, Milacron maintains the following principal production facilities:

Facility	Products

Abbiategrasso, Italy (b)	Blow molding machines

Ahmedabad, India	Injection molding machines

Batavia, Ohio	Injection machines, all-electric injection molding machines, blow molding machines and extrusion systems

Berlin, Germany (a) (b)	Blow molding machines

Charlevoix, Michigan	Mold components

Corby, England	Injection molding components

Florence, Italy (b)	Blow molding machines

Greenville, Michigan (a)	Mold base manufacturing

Hillside, New Jersey (c)	Special mold base components

Lewistown, Pennsylvania	Mold components

Madison Heights, Michigan	Mold base components

Malterdingen, Germany	Injection molding machines

Manchester, Michigan	Blow molding machines

McPherson, Kansas (a)	Extrusion screw manufacturing and coating

Mechelen, Belgium	Mold base components

Melrose Park, Illinois	Special mold base components

Monterey Park, California	Special mold base components

Mt. Orab, Ohio	Plastics machinery parts

Neuenstadt am Kocher, Germany	Special mold base components

Policka, Czech Republic	Blow molding machine assembly

Windsor, Ontario, Canada	Special machinery for mold bases

Youngwood, Pennsylvania	Steel processing and mold components

(a)	The Berlin, Germany, Greenville, Michigan and McPherson, Kansas plants are leased from unrelated third parties.
(b)	These facilities will be closed in 2000 in connection with the consolidation of Uniloy’s European manufacturing and assembly operations.
(c)	This facility will be closed in 2000 in connection with our plan to improve operating efficiency and reduce costs.

Sales, Marketing and Customer Service

      Milacron maintains a large direct sales force in the U.S. for our plastics technologies segment, which we supplement with independent agents. Internationally, Milacron uses both a direct sales force and independent agents. In the U.S., the plastics technologies business uses our Cincinnati, Ohio, headquarters, as well as sales and service centers in Allentown, Pennsylvania; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Leominster, Massachusetts; and Los Angeles, California to market our products and provide customer support and training. Through our Ferromatik subsidiary, we have an extensive sales, marketing, service and distribution system throughout Europe, including Germany, the U.K., France and Spain. Uniloy also maintains its own distribution network with major facilities in California, Georgia and New Jersey. D-M-E operates through catalog and telemarketing sales, as well as distribution centers strategically located in industrial and manufacturing areas where most injection molding takes place. Distribution is through a broad network in the U.S. and Europe. In Asia, D-M-E sells through a large network of joint venture sales and service offices. D-M-E also plans to launch an electronic commerce website with online order entry and status checking capabilities in June, 2000. In 1997, we formally dedicated a new sales and marketing office in Singapore and expect to maintain our presence in this region.

     Milacron’s service and parts organization, ServTek, provides a steady, dependable revenue stream and continues to grow worldwide. At ServTek, we supplement our own service technicians with a network of independent providers to provide 24-hour response and service across North and South America as well as in a growing number of European countries. Demonstrating our commitment to complete customer satisfaction, we will launch in June, 2000 an e-commerce website for around-the-clock service.

Competition

      The markets for plastics technologies in North America and worldwide are highly competitive and are made up of a number of North American, European and Asian competitors. We believe Milacron has a significant share of the U.S. market for the types of products we produce, and that we are the broadest-line manufacturer of equipment, supplies and systems for plastics processing in the world. Our competitors vary in size and resources: some are larger than us, most are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are: product features, technology, quality, performance, reliability, speed of delivery, price and customer service. The Wolfpack program is designed to maintain and enhance our competitive position worldwide with respect to each of these competitive factors. In addition, we focus on containing costs, maintaining competitive market pricing and expanding marketing channels in order to maintain and grow our presence in the market.

Metalworking Technologies Business

       Milacron produces five basic types of industrial products: metalcutting tools and tool holders, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets, in total representing over 150,000 different products. In 1999, sales for our metalworking technologies segment were $721 million. We believe Milacron is a leader in many new product technologies, including synthetic lubricants, use of synthetic ceramic abrasives, high-performance cutting tool coatings, and product designs using computer modeling. Over 75% of this segment’s sales are of consumable products and components. Consumable products are depleted during the process in which they are used, offering us a continuous opportunity to sell replacement products to our customers. We believe that Milacron’s metalworking technologies business complements our plastics machinery businesses, because the metalworking technologies business is exposed to less pronounced business cycles.

     Our metalworking technologies businesses sell products primarily in North America, Europe and Asia. Approximately 27% of the segment’s 1999 sales were to customers located in the eleven European countries which are participating in a new common currency, the euro. To date, the introduction of the euro has not caused any material changes in our competitive position in the industry or the operation of the business. While the future impact of the euro is uncertain, management recognizes that we, along with our competitors, could experience adverse price realization over the longer term as a result of single currency pricing in those countries.

Metalworking Technologies Industry

      Milacron’s metalworking technologies business participates in a $35 billion world market, which has historically grown at a rate approximating the growth of the world GDP. Milacron’s products address more than $20 billion of this market. We have the heaviest market penetration in North America and Europe, and in the case of metalcutting tools, India. We serve customers in the automotive, machinery, industrial components, electrical, agriculture and construction industries, as well as job shops.

Milacron’s Metalworking Technologies Business

      Metalcutting Tools (Carbide Inserts and Round Tools). Metalcutting tools are made of carbide, steel and other materials and include systems to hold metalcutting tools. They are used on machine tools for use in a wide variety of metalcutting operations. We believe that through our WidiaValenite and Talbot businesses, we are the second-largest producer of metalcutting tool systems in the U.S. and the third-largest worldwide. In addition, we believe that we are also the third largest producer of round tools in North America.

     Valenite manufactures over 55,000 products, including an extensive line of cutting tool inserts in a wide variety of materials and geometries for turning, boring, milling and drilling, and standard and special steel insert holders. Valenite has an excellent market position in the automotive, off-road vehicle and truck industries and has strong market positions in carbide wear parts for metalforming and in products requiring the wear and corrosion-resistant properties of carbide.

     In February, 1995, Milacron acquired Widia, a major European metalcutting tool maker with key production facilities in Germany and other western European countries. Widia also owns a 51% interest in Widia (India) Ltd., an Indian public company. Widia’s product lines include carbide cutting tool inserts and steel insert holders needed for metalcutting operations, carbide wear parts used in forming and stamping metal, and both soft and permanent industrial magnets, used in automotive and other applications. Widia currently manufactures over 45,000 standard and special products.

     In 1995, Milacron initiated a $28 million plan to integrate certain Valenite and Widia operations, primarily in Europe and Japan. This plan involved the closing of two manufacturing plants, the downsizing of another plant, as well as the consolidation of numerous sales, customer service and warehousing operations in Europe and Japan. In total, the execution of the plan resulted in the elimination of over 370 production and administrative positions. In addition, a global management reorganization program began in 1998, as described on page 4.

     In 1998, we took additional steps to reduce staffing levels at Widia, which has resulted in further cost savings. These actions were made possible by plant modernization and improvements in manufacturing processes as well as the installation of integrated computer software at Widia’s European locations. Additional staffing reductions at both Widia and Valenite will result from the completion of our plan to improve operating efficiency and reduce costs that was announced in the fourth quarter of 1999 and which is discussed on page 5.

     In July, 1995, we acquired Talbot, a major supplier of round high-speed steel metalcutting tools. Talbot is the largest U.S. producer of end mills, as well as a leading tap producer. Talbot enabled us to enter the market for round tools, including high-speed steel end mills, taps, countersinks, counterbores and reamers. These products are highly complementary to the products made by WidiaValenite. We expect to expand Talbot products into non-U.S. markets.

     To further broaden our product coverage in the round metalworking tooling business, we made two smaller acquisitions in 1997: Minnesota Twist Drill, Inc., a manufacturer of standard high-speed steel drills in its Chisholm, Minnesota plant, and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills located in Pittsfield, Massachusetts. These acquisitions are highly complementary to our Valenite and Talbot product lines and broaden our already extensive product offerings in the marketplace. In 1998, we initiated a $15 million expansion program, which includes a second plant for Data Flute, a doubling of production capacity at Minnesota Twist Drill, and the expansion of a Talbot facility.

     In December 1998, we acquired Werkö, a German high-speed steel drill and tap producer, in order to enter the European market for round tools. Werkö also gives us a full line of high-speed steel drills in metric sizes and complements our inch-sized line.

     In 1999, we further expanded our product offerings for round metalworking tools by acquiring the Micro Carbide product line, which includes carbide reamers, step drills and miniature tools. Micro Carbide products are being produced at our Data Flute facility in Massachusetts.

     Metalworking Fluids. Metalworking fluids are proprietary chemical compounds and emulsions used as lubricants, coolants and corrosion inhibitors in a wide variety of metalcutting and metalforming operations. Major customers are producers of precision metal components for many industries, including manufacturers of automotive power trains and stamped parts, aerospace engines and bearings, as well as general metalworking shops. Milacron is a full-line supplier, offering water-based fluids (synthetics), water-based oil-bearing fluids (semi-synthetics) and oil-based fluids. Over the last five years, we have expanded our lines of soluble oils, base oils and synthetic fluids. Milacron has marketed these products under the Cimcool brand since the mid-1940s. With the acquisitions of Valenite and Widia, we developed two additional brands of fluids. In 1994, we introduced the Valcool brand, which is designed to work with all metalcutting tools and is being marketed through Valenite’s market channels. In 1996, we introduced the Widacool line of fluids in Europe, which we are selling through Widia’s market channels.

     In 1999, we made two strategic acquisitions to complement our existing metalworking fluids businesses. In August, we acquired Producto Chemicals, a full-line manufacturer of process cleaners, washers, corrosion inhibitors and specialty products for metalworking. Producto’s cleaners expand our product offerings and are being marketed through Milacron’s sales and distribution channels. In September, we acquired Oak International, a supplier of metalforming lubricants and process cleaners. The acquisitions of Producto and Oak fit our strategy of being the leading global supplier of consumable products for metalworking and significantly expand the markets we serve.

     Precision Grinding Wheels. Grinding wheels are rotating tools made of granular abrasive materials bonded together with vitreous or resin materials. They are used primarily by manufacturers in the metalworking industry. We believe that Milacron is the second-largest U.S. producer of grinding wheels. Major customers include manufacturers of automotive power trains, aerospace engines and bearings, as well as general metalworking machine shops. Milacron designs and manufactures a wide variety of precision abrasive grinding wheels, including resin-bonded, vitrified, cubic boron nitride (CBN), diamond and synthetic ceramic abrasive types.

     We believe, based on tests in our laboratories as well as in customer plants, that Milacron’s proprietary formulae, our modern production equipment and our techniques for manufacturing precision grinding wheels give us advantages in terms of product quality, lower production costs and faster deliveries. We believe that Milacron has also benefited from technologies common to both grinding wheels and metalcutting fluids. We have lowered our production costs, in part, by finishing some of our wheels on CNC (computer numeric control) machines designed and built by our former machine tools business.

     Carbide Wear Parts. Carbide wear parts represent various components made from sintered tungsten carbide having physical properties of extreme hardness and excellent wear and corrosion resistence. Valenite and Widia manufacture three types of carbide wear parts: tooling components for metalforming, carbide rod for use in round tools, and metalforming and general wear parts to resist frictional wear and chemical activity.

     Industrial Magnets. Widia is a leader in injection molded plastic bonded magnets. Widia manufactures permanent industrial magnets and magnetic circuits for automotive, electrical and other industrial applications, as well as soft magnets for the telecommunications and construction industries.

Production Facilities

      For the metalworking technologies segment, Milacron maintains the following principal production facilities:

Facility	Products

Altenburg, Germany (a)	Taps

Andrezieux, France	Carbide inserts

Bangalore, India	Carbide inserts, steel insert holders, carbide wear parts and special machine tools

Carlisle, Pennsylvania	Resin grinding wheels

Chisholm, Minnesota	High-speed steel drills

Cincinnati, Ohio	Metalworking fluids and precision grinding wheels

Corby, England (a)	Metalforming fluids

Detroit, Michigan (metro area) (5 plants) (a)	Carbide inserts, special steel products and gaging systems

Essen, Germany (3 plants)	Carbide inserts, magnets, metallurgical powders and carbide rods

Gainesville, Texas (a)	Tool holding systems for turning, milling and boring

Grenada, Mississippi (a)	Metalforming fluids

Hardenberg, The Netherlands	Carbide wear parts

Königsee, Germany (a)	High-speed steel drills and taps

Lichtenau, Germany	Steel insert holders

Livonia, Michigan (a)	Process cleaners, washers, corrosion inhibitors and specialty products

Millersburg, Pennsylvania (2 plants)	End mills, taps and counterbores

Nogales, Mexico (a)	Resin grinding wheels

Patancheru, India	Rock tools

Pittsfield, Massachusetts (2 plants)	Carbide end mills

Sinsheim, Germany (a)	Special steel tooling products

Sturgis, Michigan	Metalforming fluids

Ulsan, South Korea	Metalworking fluids

Valley View, Ohio (a)	End mills

Vlaardingen, The Netherlands	Metalworking fluids

West Branch, Michigan (2 plants)	Metallurgical powders, carbide rods and carbide wear parts

Westminster and Seneca, South Carolina (6 plants)	Carbide and diamond inserts

(a)	The Altenburg, Germany plant; Corby, England plant; Grenada, Mississippi plant; Livonia, Michigan plant; Gainesville, Texas plant; Königsee, Germany plant; Nogales, Mexico plant; Sinsheim, Germany plant; Valley View, Ohio plant; and three plants in Detroit, Michigan (metro area) are leased from unrelated third parties.

Sales, Marketing and Customer Service

      Our metalworking technologies business generally sells its products under multiple brands through parallel market channels, using direct sales, industrial distributors, agents and manufacturers’ representatives, as well as industrial catalog sales. Most of our sales are of products that we manufacture and sell under company-owned brands. In addition, we sell our products under the brand names of other companies through their own market channels. We also use Milacron brand names to sell products that are made by other companies.

     At the beginning of 1999, we launched MILPRO.com, a business-to-business commercial website for the metalworking industry offering customers more than 50,000 tools, fluids and abrasives. Our MILPRO initiative originally had as its primary focus the more than 100,000 small metalworking jobs shops in the U.S. However, we believe that electronic commerce has the potential to become a significant source of revenue from customers of all sizes — large and small — within three to five years.

Competition

      We have many competitors for metalcutting tools but only two have higher worldwide sales. Our main global competitors in metalworking fluids are large petrochemical companies and smaller companies specializing in similar fluids. There are a few large competitors in the U.S. grinding wheel market, one of which is significantly larger than Milacron. Principal competitive factors in these markets include market coverage, technology, performance, delivery, price and customer service.

Patents

      Milacron holds a number of patents, none of which is material to any business segment.

Employees

      Milacron employed an average of 11,758 people in 1999, of whom 6,014 were employed outside the U.S. As of year-end 1999, we employed 11,629 people.

Backlog

      The backlog of unfilled orders was $243 million at the end of 1999 and $247 million at the end of 1998. The backlog at year-end 1999, substantially all of which is expected to be delivered in 2000, is believed to be firm.

Segment Information

Financial data for the past three years for the company’s business segments are shown in the following tables.

(In millions)	1999	1998	1997

Sales

Plastics technologies	$904.2	$796.4	$735.7

Metalworking technologies	720.5	718.3	703.0

Total sales	$1,624.7	$1,514.7	$1,438.7

Backlog of unfilled orders

Plastics technologies	$150.2	$142.9	$89.5

Metalworking technologies	92.7	103.6	106.1

Total backlog	$242.9	$246.5	$195.6

Operating earnings

Plastics technologies	$89.3	$80.3	$59.7

Metalworking technologies	72.8	82.2	81.2

Restructuring costs (a)	(16.2)	—	—

Gain on divestiture of business (b)	13.1	—	—

Corporate expenses	(16.5)	(18.9)	(17.2)

Other unallocated expenses (c)	(5.4)	(5.7)	(5.8)

Operating earnings	137.1	137.9	117.9

Interest expense — net	(38.2)	(30.7)	(27.5)

Earnings from continuing operations before income taxes and minority shareholders’ interests	$98.9	$107.2	$90.4

Assets (d)

Plastics technologies	$850.8	$882.8	$587.2

Metalworking technologies	552.8	547.2	476.8

	1,403.6	1,430.0	1,064.0

Discontinued machine tools segment	—	—	246.6

Cash and cash equivalents	81.3	48.9	25.7

Receivables sold	(75.0)	(63.1)	(75.0)

Deferred income taxes	52.4	55.0	54.4

Unallocated corporate and other (e)	74.4	86.3	76.8

Total assets	$1,536.7	$1,557.1	$1,392.5

Capital expenditures

Plastics technologies	$18.9	$29.6	$26.0

Metalworking technologies	26.7	38.8	33.9

Unallocated corporate	1.7	2.4	2.0

	47.3	70.8	61.9

Discontinued machine tools segment	—	10.6	17.6

Total capital expenditures	$47.3	$81.4	$79.5

Depreciation and amortization

Plastics technologies	$32.8	$26.6	$21.9

Metalworking technologies	24.9	23.3	23.0

Unallocated corporate	.6	1.5	2.9

	58.3	51.4	47.8

Discontinued machine tools segment	—	6.0	5.9

Total depreciation and amortization	$58.3	$57.4	$53.7

See notes (a) - (e) on page 15.

(a)	$6.7 million relates to the plastics technologies segment and $9.5 million relates to the metalworking technologies segment.
(b)	Relates to the plastics technologies segment.
(c)	Includes financing costs related to the sale of accounts receivable.
(d)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.
(e)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

Geographic Information

       The following table summarizes the company’s U.S. and non-U.S. operations.

     Sales of U.S. operations include export sales of $153.8 million in 1999, $136.3 million in 1998 and $113.1 million in 1997.

     Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $720.1 million, $679.6 million and $684.2 million in 1999, 1998 and 1997, respectively.

Geographic Information

(In millions)	1999	1998	1997

Sales (a)

United States	$1,002.9	$912.7	$845.3
Non-U.S. operations

Germany	234.5	235.6	219.5

Other western Europe	252.2	252.2	248.2

Asia	83.3	74.5	87.1

Other	51.8	39.7	38.6

Total sales	$1,624.7	$1,514.7	$1,438.7

Noncurrent assets

United States	$579.3	$542.3	$377.7
Non-U.S. operations

Germany	87.2	108.6	80.7

Other western Europe	101.1	117.9	78.9

Asia	20.3	18.4	17.8

Other	6.2	7.5	6.1

Discontinued operations	—	—	64.4

Total noncurrent assets	$794.1	$794.7	$625.6

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During
Name and Age	Position	Last Five Years

Daniel J. Meyer (63)	Chairman and Chief Executive Officer, Director	Elected Chairman and Chief Executive Officer in November, 1991. Has served as Director since 1985. Also is a member of the Executive Committee. Also served as President from January, 1998 through September, 1999.
Ronald D. Brown (46)	President and Chief Operating Officer, Director	Elected President and Chief Operating Officer and a Director of the company in 1999. Prior thereto was Senior Vice President — Finance and Administration and Chief Financial Officer from 1998, Vice President — Finance and Administration and Chief Financial Officer from 1997 and Vice President — Finance and Chief Financial Officer from 1993.
James R. Christie (a) (54)	Group Vice President — Metalworking Technologies	Elected Group Vice President — Metalworking Technologies in February, 2000. Prior thereto was Vice President — Metalworking Technologies from 1997 and President of Valenite from 1993.
Harold J. Faig (51)	Group Vice President — Plastics Technologies	Elected Group Vice President — Plastics Technologies in February, 1994.
William J. Gruber (46)	Vice President — Ferromatik Milacron — North America (b)	Elected Vice President — U.S. Plastics Technologies in 1996. Prior thereto was Manager of U.S. Plastics Technologies from 1995 and General Manager, Products Division from 1984.
Barbara G. Kasting (47)	Vice President — Human Resources	Elected Vice President — Human Resources in 1997. Prior thereto was Assistant Treasurer from 1995 and Director of Treasury Operations from 1994.
Robert P. Lienesch (54)	Vice President — Finance, Treasurer and Chief Financial Officer	Elected Vice President — Finance, Treasurer and Chief Financial Officer in 1999. Has served as Vice President and Treasurer since 1998. Prior thereto was Controller from 1989.
Hugh C. O’Donnell (c) (48)	Vice President, General Counsel and Secretary	Elected Vice President, General Counsel and Secretary in 1999. Prior thereto was Corporate Counsel from 1992.
James M. Stergiopoulos (61)	Vice President — Plastics Technologies, Europe	Elected Vice President — Plastics Technologies, Europe in 1995. Prior thereto was Director, Plastics Technologies Europe from 1994.
Jerome L. Fedders (56)	Controller	Elected Controller in 1998. Prior thereto was Group Controller, Plastics Technologies from 1994.

Notes:

  Parenthetical figure below name of individual indicates age at most recent birthday prior to December 31, 1999.

  There are no family relationships among the executive officers of the Registrant.

  Officers of the company are elected each year by the Board of Directors.

(a)	James R. Christie succeeds Alan L. Shaffer, who resigned from the company in February, 2000.
(b)	William J. Gruber’s title was changed in February, 2000.
(c)	Hugh C. O’Donnell succeeds Wayne F. Taylor, who retired from the company in 1999.

Item 2.   Properties
       We have now fully occupied our new corporate headquarters building which is leased from a third party and is located approximately 2 miles north of downtown Cincinnati, Ohio.

     The remaining information required by Item 2 is included in Part I on pages 9 and 12 of this Form 10-K.

Item 3.   Legal Proceedings
       In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.	Market for the Registrant’s

Common Equity and Related
Stockholder Matters
       The company’s common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 2000, there were approximately 5,190 holders of record of the company’s common shares. The company’s Preferred shares are not actively traded.

     The following table shows the price range of the common shares for 1998 and 1999, as reported by the New York Stock Exchange. Cash dividends of $.12 per common share and $1.00 per Preferred share were paid in each quarter of 1998 and 1999.

Common Stock Price Range

	High	Low

1998, quarter ended

March 31	$32.06	$23.19

June 30	33.75	23.38

September 30	24.88	15.13

December 31	23.31	14.50
1999, quarter ended

March 31	$21.13	$15.50

June 30	24.50	15.56

September 30	19.25	16.63

December 31	19.06	13.50

Item 6.   Selected Financial Data

(Dollars in millions,
except per-share amounts)	1999		1998		1997	1996	1995		1994	1993		1992

Summary of Operations

Sales	$1,624.7		$1,514.7		$1,438.7	$1,357.9	$1,240.3		$858.6	$674.4		$409.5

Earnings from continuing operations before nonrecurring items	70.9		75.4		69.1	53.8	49.2		31.2	16.7		6.9

Percent of sales	4.4%		5.0%		4.8%	4.0%	4.0%		3.6%	2.5%		1.7%

Percent of average shareholders’ equity	14.7%		15.9%		15.1%	15.0%	23.0%		22.1%	12.9%		5.2%

Nonrecurring items after tax	(.8	)(a)	—		—	—	(3.8	)(b)	—	(22.8	)(c)	—

Earnings (loss) from continuing operations	70.1		75.4		69.1	53.8	45.4		31.2	(6.1)		6.9

Per common share Basic	1.90		1.93		1.74	1.42	1.33		.93	(.20)		.24

Diluted	1.89		1.91		1.72	1.41	1.32		.92	(.20	)(d)	.24

Earnings (loss) from discontinued operations	—		(33.9	)(e)	11.5	12.5	60.2	(e)	6.5	(39.3	)(e)	9.2

Per common share Basic	—		(.87)		.29	.33	1.78		.19	(1.26)		.34

Diluted	—		(.86)		.29	.33	1.75		.19	(1.26	)(d)	.33

Net earnings (loss)	70.1		41.5		80.6	66.3	105.6		37.7	(101.9	)(f)	21.5 (f)

Per common share Basic	1.90		1.06		2.03	1.75	3.11		1.12	(3.26)		.78

Diluted	1.89		1.05		2.01	1.74	3.07		1.11	(3.26	)(d)	.77

Financial Position at Year-End

Working capital	160.7		179.6		325.7	318.3	392.7		151.4	114.3		191.8

Property, plant and equipment — net	323.2		350.9		343.1	319.1	265.5		198.8	184.0		121.1

Total assets	1,536.7		1,557.1		1,392.5	1,336.3	1,173.7		787.6	729.6		578.9

Long-term debt	298.1		335.7		304.2	301.9	332.2		143.0	107.6		154.4

Total debt	522.8		520.9		371.7	372.8	355.8		226.9	185.2		175.6

Shareholders’ equity	490.9		476.6		471.9	446.2	270.7		157.8	124.1		134.4

Per common share	13.18		12.45		11.77	11.06	7.72		4.50	3.53		4.67

Other Data

Dividends paid to common shareholders	17.9		18.8		16.8	13.4	12.3		12.2	11.6		10.0

Per common share	.48		.48		.42	.36	.36		.36	.36		.36

Capital expenditures	47.3		81.4		79.5	65.2	52.3		43.0	23.4		17.6

Depreciation and amortization	58.3		57.4		53.7	50.9	43.6		28.6	26.1		20.9

Backlog of unfilled orders at year-end	242.9		246.5		195.6	212.2	226.7		169.7	118.7		69.7

Employees (average)	11,758		10,993		10,450	10,466	8,840		5,812	4,427		3,042

(a)	Represents a gain of $13.1 million ($10.1 million after tax) on the sale of the company’s European plastics extrusion systems business and restructuring costs of $16.2 million ($10.9 million after tax).
(b)	Represents a gain of $5.0 million ($4.0 million after tax) on the sale of the company’s American Mine Tool business and a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.
(c)	Represents a charge of $22.8 million (with no current tax effect) for the disposition of the company’s Sano business.
(d)	For 1993, diluted earnings per common share is equal to basic earnings per share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.
(e)	In 1998, includes a loss of $45.9 million ($35.2 million after tax) on the sale of the company’s machine tools segment. In 1995, includes a gain of $66.0 million ($52.4 million after tax) on the sale of the company’s Electronic Systems Division. In 1993, includes a charge of $47.1 million (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations.
(f)	In 1993, includes an after tax extraordinary charge of $4.4 million, or $.14 per common share, for loss on early extinguishment of debt and an after tax charge of $52.1 million, or $1.66 per common share, for the cumulative effect of changes in methods of accounting. In 1992, includes an extraordinary tax benefit from loss carryforward of $5.4 million, or $.20 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Milacron operates in two business segments: plastics technologies and metalworking technologies (formerly cutting process technologies).

Discontinued Operations

      On October 2, 1998, we completed the sale of our machine tools group (MTG) for proceeds of approximately $187 million, including post-closing adjustments. All comparisons of “results of operations” in this Management’s Discussion and Analysis exclude the historical operations of MTG.

Acquisitions

      In July, 1999, we acquired Nickerson Machinery Inc., Pliers International Inc. and Plastic Moulding Supplies Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

     In August, 1999, we acquired Producto Chemical, Inc. (Producto), which manufactures process cleaners, washers, corrosion inhibitors and specialty products for metalworking. Producto had annual sales approaching $5 million as of the acquisition date.

     In September, 1999, we acquired Oak International, Inc. (Oak), a supplier of lubricants and process cleaners used in metalforming and metalworking. Oak has three manufacturing plants, including two in the U.S. and one in the U.K., and had annual sales approaching $12 million as of the acquisition date.

     In September, 1999, we acquired the Micro Carbide product line, which includes solid carbide reamers, step drills and miniature tools. These products are being produced by Data Flute CNC, which we acquired in 1997 and which also manufactures round solid-carbide metalworking tools.

     Of the businesses acquired in 1999, Nickerson is included in the plastics technologies segment while Producto, Oak and Micro Carbide are included in the metalworking technologies segment.

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

     In May, 1998, we acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately $20 million as of the acquisition date, Autojectors has operated through two manufacturing facilities near Fort Wayne, Indiana. One of these plants was closed late in 1999 in connection with our recently announced program to improve operating efficiency (see Restructuring Costs).

     Effective September 30, 1998, we acquired Master Unit Die Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products had annual sales of approximately $10 million as of the acquisition date.

     Also on September 30, 1998, we acquired the assets of Uniloy, the plastics machinery division of Johnson Controls, Inc., for approximately $204 million. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had sales of more than $190 million for its fiscal year ending on September 30, 1998, and is one of the world’s leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding.

     On December 30, 1998, we acquired Werkzeugfabrik GmbH Königsee (Werkö), a manufacturer of high-speed steel drills and taps. Located in eastern Germany, Werkö had annual sales of approximately $25 million as of the acquisition date.

     With the exception of Werkö, all of the businesses purchased in 1998 are included in the plastics technologies segment from the respective dates of acquisition. Werkö is included in the metalworking technologies segment.

     In 1997, we acquired two businesses: Data Flute CNC in June and Minnesota Twist Drill in September. Both businesses are included in the metalworking technologies segment and had annual sales of approximately $10 million as of the respective acquisition dates.

     All of the acquisitions discussed above were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting.

Presence Outside the U.S.

      In recent years, Milacron’s growth outside the U.S. has allowed it to become more globally balanced. For 1999, markets outside the U.S. represented the following percentages of consolidated sales: Europe 27%; Asia 7%; Canada and Mexico 7%; and the rest of the world 3%. As a result of the company’s geographic mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders’ equity. During 1999, the weighted average exchange rate of the euro was weaker in relation to the U.S. dollar than in 1998. Because of the comparative strength of the dollar, we experienced unfavorable currency translation effects on new orders and sales of $24 million and $30 million, respectively, in relation to 1998. The effects on operating earnings and net earnings were not significant.

     Between December 31, 1998 and December 31, 1999, the euro weakened against the dollar by approximately 14%. This resulted in a $21 million reduction in consolidated shareholders’ equity due to unfavorable foreign translation adjustments.

     If the euro should weaken further against the dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales, and possibly, net earnings when compared to historical results.

1999 Compared to 1998

New Orders and Backlog

      New orders in 1999 were $1,609 million, which represented a $97 million, or 6%, increase from $1,512 million in 1998. As discussed above, foreign currency exchange rate fluctuations had the effect of reducing new orders by $24 million, while acquisitions contributed an incremental $148 million in relation to 1998. Excluding currency effects and acquisitions, consolidated new orders decreased by $27 million, or 2%.

     Orders for plastics technologies products increased by $99 million, or 12%, to $897 million due to the effects of the 1998 and 1999 acquisitions which contributed an incremental $117 million in relation to 1998. Without the acquisitions and currency effects, the segment’s new orders were essentially flat. Orders for extrusion systems increased, particularly in the U.S., while orders for injection molding machines decreased worldwide for much of the year due to lower industrial production levels, higher resin prices and unfavorable currency effects. However, business levels began to improve in the fourth quarter.

     In the metalworking technologies segment, new orders were $712 million in 1999, which is essentially flat in relation to $714 million in 1998. Acquisitions contributed an incremental $31 million of orders while currency effects reduced orders by $12 million in relation to 1998. Orders for Widia metalcutting tools in Europe and grinding wheels in North America decreased. Orders for round tools increased due to the Werkö acquisition but were penalized by reduced demand in the U.S. due to softness in the aerospace market.

     Consolidated U.S. export orders were $149 million in 1999 representing a 10% increase from $135 million in 1998. Uniloy more than accounted for the increase as export orders for injection molding machines decreased.

     The company’s backlog of unfilled orders totaled $243 million at December 31, 1999. This compares to $247 million at December 31, 1998 and $196 million at December 27, 1997.

Sales

      Sales in 1999 were $1,625 million, which represented a $110 million, or 7%, increase from $1,515 million in 1998. Currency effects reduced consolidated sales by $30 million in relation to 1998, while acquisitions contributed an incremental $172 million. Excluding these effects, consolidated sales decreased by $32 million, or 2%.

     In the plastics technologies segment, sales were $904 million, representing a $108 million, or 14%, increase in relation to 1998. The 1998 and 1999 acquisitions more than accounted for the increase in sales. Sales of injection molding machines decreased worldwide due in part to the aforementioned softness in worldwide markets, while sales of extrusion systems increased. Consolidation in the dairy industry had a negative effect on the sales of certain Uniloy products, a trend that we expect to continue through 2000.

     Sales of the metalworking technologies segment were $721 million compared to $718 million in 1998. Acquisitions contributed $28 million of incremental sales in 1999, while currency effects reduced reported sales by $14 million. Excluding these effects, sales decreased by $11 million, or 2%, due principally to reduced shipments of Widia products in Europe and round metalworking tools in North America.

     Consolidated export sales were $154 million in 1999 compared to $136 million in 1998. Uniloy more than accounted for the increase.

     Sales of both segments to non-U.S. markets totaled $720 million, an increase in 1999 of $41 million. In 1999 and 1998, products manufactured outside the U.S. approximated 40% and 41% of sales, respectively, while products sold outside the U.S. approximated 44% of sales in 1999 and 45% of sales in 1998.

Margins, Costs and Expenses

      The consolidated manufacturing margin was 26.0% in 1999 compared to 27.9% in 1998. Margins decreased in the plastics technologies segment due principally to reduced shipments of injection molding machines and inefficiencies at Uniloy’s European operations. In September, 1999, we announced a plan to improve efficiency at Uniloy by closing three plants and consolidating its European manufacturing operations at a new facility in Italy. Margins also decreased in the metalworking technologies segment, particularly at Widia and for round tools. As discussed more fully below, in December, 1999, we implemented a plan to improve manufacturing efficiency at various operations in both segments. We believe that these measures, together with expected higher sales of injection molding machines and certain other key product lines, will result in improved margins in 2000.

     Total selling and administrative expense was essentially unchanged in amount in relation to 1998 but decreased significantly as a percentage of sales. Selling expense decreased in amount by $3 million despite higher sales volume due to aggressive cost reduction efforts. Administrative expense increased due to the inclusion of Uniloy and the other 1998 acquisitions but decreased as a percentage of sales.

     Other expense-net decreased from $12.9 million in 1998 to 10.0 million in 1999. The 1999 amount includes higher goodwill amortization expense due principally to the Uniloy acquisition. The net decrease resulted principally from the absence of severance expenses totaling approximately $6.7 million related to approximately 185 employees at Widia and at our extrusion machinery facility in Austria in 1998. These actions were made to adjust staffing levels to current sales projections and as a result of plant modernization and process improvements.

     Interest expense-net, including amortization of debt issuance costs, increased in 1999 due primarily to higher average debt levels to finance working capital requirements, acquisitions and the repurchase of common shares in early 1999 and late 1998.

Restructuring Costs

      In 1999, we implemented two separate initiatives to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. These actions had the effect of reducing pretax earnings in the fourth quarter of 1999 by $16.2 million ($10.9 million after tax).

     In September, we announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired, we recognized the need for improved efficiency within Uniloy’s European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that three manufacturing plants located in Florence and Milan, Italy and Berlin, Germany would be closed and that the manufacturing and assembly operations at those plants would be consolidated into a more modern plant in Italy or transferred to another plant located in the Czech Republic. In the second quarter of 1999, we began to develop a detailed plan for the plant closures and consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

     The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed by September 30, 2000, is expected to be $6.7 million. Of this amount, $5.7 million is included in a reserve established in the allocation of the Uniloy acquisition cost. The remaining $1.0 million is being charged to expense as the related costs are incurred, including $.2 million in the fourth quarter of 1999. Charges against the $5.7 million reserve during the fourth quarter were $.7 million. Foreign currency exchange rate fluctuations since the acquisition date have had the effect of reducing the reserve by $.7 million.

     The total cash cost of the consolidation will be approximately $4 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation will not adversely affect future sales revenue and is expected to result in annual pretax cost savings of approximately $3 million, which will begin to phase-in during the first half of 2000.

     In December, we implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments’ operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which will be transferred to other locations, and the elimination of approximately 300 manufacturing and administrative positions worldwide. The total cost of implementing the plan is expected to be $20.8 million, including $16.0 million in 1999 and $4.8 million in 2000. Of the 1999 amount, $14.1 million is included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve through the end of the year totaled $.9 million. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that will be funded through pension plans and $5.0 million for additional costs that are being charged to expense as incurred. Of the latter amount, $.2 million was incurred in the fourth quarter of 1999.

     The total cash cost of the plan, including capital expenditures of $2.5 million, is expected to be approximately $17.7 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which will gradually phase-in during 2000 and be fully realized in 2001.

     As presented in the Consolidated Statement of Earnings for 1999, the line captioned “Restructuring costs” includes the following components:

Restructuring Costs

(In millions)	1999

Accrual for termination benefits and facility exit costs	$14.1

Supplemental retirement benefits	1.7

Other costs	.2

16.0

Costs related to Uniloy consolidation	.2

$16.2

     The status of the reserves for the two initiatives discussed above is summarized in the following table.

Restructuring Reserves

	Beginning		Ending
(In millions)	Balance	Change	Balance

Uniloy consolidation

Termination benefits	$ 4.6	$(1.0)	$ 3.6

Facility exit costs	1.1	(.4)	.7

	5.7	(1.4)	4.3
Restructuring costs

Termination benefits	10.0	(.6)	9.4

Facility exit costs	4.1	(.3)	3.8

	14.1	(.9)	13.2

Total reserves	$19.8	$(2.3)	$17.5

Divestiture of Business

      In December, 1999, we sold our European extrusion machinery business, which is headquartered in Vienna, Austria, for cash proceeds of $47 million subject to post-closing adjustments. The pretax gain on the sale was $13.1 million ($10.1 million after tax). The European extrusion business had sales to unaffiliated customers of $62 million in 1999, principally to markets in Europe, Asia and South America. The business was sold to redeploy assets to other more strategic businesses.

Earnings From Continuing Operations Before Income Taxes and Minority Shareholders’ Interests

      Earnings from continuing operations, including the gain on the sale of the European extrusion business and the charges for restructuring costs, were $98.9 million in 1999 compared to $107.2 million in 1998. Excluding these two items, pretax earnings were $102.0 million in 1999. Several factors contributed to the decrease including higher interest expense and goodwill amortization expense. Lower operating earnings for injection molding machines and round metalworking tools also held back profitability. These factors were partially offset by the absence of the 1998 severance expenses that are discussed above and by our aggressive actions to control selling and administrative costs.

Income Taxes

      The provision for income taxes in 1999 and 1998 includes U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S.

     Milacron entered both 1999 and 1998 with sizable net operating loss (NOL) carryforwards in certain non-U.S. jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. We review valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect our effective tax rate.

     Our effective tax rate for 1999 was 27% compared to 26% in 1998. The rate for 1999 is lower than the U.S. federal statutory rate principally due to the adjustment of income tax reserves to more accurately reflect actual expected liabilities. These benefits were partially offset by the downward adjustment of the carrying value of our net deferred tax assets in Germany to a lower rate. Net adjustments of valuation allowances based on the process described above did not materially affect the 1999 effective tax rate but was the principal reason that the 1998 effective rate was less than the statutory rate.

     The effective tax rate for 2000 is expected to increase to within a range of approximately 30-33%. However, the tax rate will ultimately be contingent on the mix of earnings between tax jurisdictions and other factors that cannot be predicted with certainty at this time.

Earnings from Continuing Operations

      Earnings from continuing operations, after minority shareholders’ interests, were $70.1 million, or $1.89 per share (diluted), in 1999 compared with $75.4 million, or $1.91 per share (diluted), in 1998. The decrease resulted principally from higher interest and goodwill amortization expense, soft market conditions for certain businesses and a slightly higher effective tax rate.

Discontinued Operations

      In 1998, discontinued operations reflects the loss on the sale of the machine tools segment, which was sold on October 2, 1998, and its operating results through the date of sale.

Net Earnings

      For 1999, net earnings were $70.1 million, or $1.89 per share (diluted), compared to $41.5 million, or $1.05 per share (diluted), for 1998. The most significant factor affecting the net earnings comparison was the 1998 loss on the sale of the machine tools segment.

1998 Compared to 1997

New Orders and Backlog

      New orders in 1998 were $1,512 million, which represented a $91 million, or 6%, increase from $1,421 million in 1997. Excluding the effect of acquisitions, new orders were $7 million higher in 1998. Orders for plastics technologies products increased by $78 million, or 11%. Excluding the acquisitions, orders increased by approximately 1%. Orders for metalworking technologies products increased by $13 million, or 2%. Excluding the effects of the 1997 acquisitions, new orders were flat, due principally to the General Motors strike.

     U.S. export orders were $135 million in 1998 representing a 34% increase from $101 million in 1997. Uniloy accounted for almost one third of the increase.

     The company’s backlog of unfilled orders totaled $247 million at December 31, 1998. This compares to $196 million at December 27, 1997, and $212 million at December 28, 1996.

Sales

      Sales in 1998 were $1,515 million, which represented a $76 million, or 5%, increase from $1,439 million in 1997. Excluding the effect of acquisitions, consolidated sales decreased modestly in relation to 1997. Sales of plastics technologies products increased by $61 million, or 8%. The segment’s sales include an incremental $73 million related to the 1998 acquisitions. Sales of metalworking technologies products increased by $15 million, or 2%; excluding the effect of the 1997 acquisitions, sales in 1998 approximated the 1997 amount.

     Export sales were $136 million in 1998 compared to $113 million in 1997. The 1998 amount includes $13 million for Uniloy.

     Sales of both segments to non-U.S. markets, including exports, totaled $680 million, a decrease in 1998 of $4 million. In 1998 and 1997, products manufactured outside the U.S. approximated 41% and 42% of sales, respectively, while products sold outside the U.S. approximated 45% and 48% of sales, respectively.

Margins, Costs and Expenses

      The manufacturing margin percent of 27.9% in 1998 increased from 26.9% in 1997. Margins for both segments showed improvement in both the U.S. and in Europe. In 1997, margins in the plastics technologies segment had been held back by pricing pressure on U.S.-built injection molding machines, which began to ease in the third quarter of that year.

     Total selling and administrative expense increased in amount in relation to 1997. However, these expenses decreased modestly in 1998 as a percentage of sales due to increased sales volume.

     Other expense-net, including amortization of goodwill, increased to $12.9 million in 1998 from $9.4 million in 1997. The 1998 amount includes severance expenses totaling approximately $6.7 million relating to approximately 185 employees at Widia, the company’s European cutting tool company, and at the company’s extrusion machinery facility in Austria, which was subsequently sold in 1999. As a result of these and other actions at Widia and in Austria, we achieved annualized pretax savings of approximately $8.0 million, which began to phase-in during the fourth quarter of 1998 for Widia and which phased-in during 1999 in Austria. The 1997 expense included severance expense of approximately $2.0 million relating to Ferromatik, the company’s German injection molding machine subsidiary. Annual cost savings from this and other cost reduction measures at Ferromatik are approximately $3.5 million.

     The severance actions at Widia and in Austria in 1998 and at Ferromatik in 1997 were made to adjust staffing levels based on sales projections and as a result of plant modernization and improvements in manufacturing processes at these locations. In addition, the installation of integrated computer software at Widia’s European operations made additional staffing reductions possible. Most of the positions eliminated were direct manufacturing and factory overhead positions, although some of the terminations occurred in sales support and administrative areas.

     Interest expense-net, including amortization of debt issuance costs, increased in 1998 due primarily to higher average debt levels associated with acquisitions.

Earnings From Continuing Operations Before Income Taxes and Minority Shareholders’ Interests

      Earnings before income taxes and minority shareholders’ interests of $107.2 million in 1998 exceeded the $90.4 million earned in 1997 by $16.8 million, or 19%. As a percentage of sales, pretax earnings improved significantly from 6.3% to 7.1%, which is largely the result of improved manufacturing margins as discussed above.

Income Taxes

      The provision for income taxes in 1998 and 1997 includes U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S.

     Milacron entered both years with sizable net operating loss (NOL) carryforwards, along with valuation allowances in certain jurisdictions against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and reversed when it is determined to be more likely than not that the related deferred tax assets will be realized. The reversal of these valuation allowances serves to reduce the effective tax rate. Valuation allowances subject to future reversal were $28 million at year-end 1998, including $13 million related to Werkö.

     The consolidated effective tax rate for 1998 was 26% compared to 19% in 1997, which in both cases is less than the U.S. federal statutory rate. The most significant factor in both years was the reversal of valuation allowances commensurate with our current expectations regarding the realization of net operating loss carryforwards.

Earnings from Continuing Operations

      Earnings from continuing operations, net of minority shareholders’ interests, were $75.4 million, or $1.91 per share (diluted), in 1998 compared with $69.1 million, or $1.72 per share (diluted), in 1997. The increase in earnings was caused by improved operating margins offset by higher interest cost and a higher effective tax rate.

Discontinued Operations

      In 1998, discontinued operations includes a provision for the loss on the sale of MTG of $35.2 million, or $.90 per share (diluted), and after-tax earnings from its operations of $1.3 million, or $.04 per share (diluted).

Net Earnings

      For 1998, net earnings were $41.5 million, or $1.05 per share (diluted), compared to $80.6 million, or $2.01 per share (diluted), for 1997. The most significant items affecting the net earnings comparison between years were the loss on the sale of MTG and its lower operating earnings in 1998 prior to the sale.

Year 2000

      The term “Year 2000 problem” (Y2K) refers to processing difficulties that may occur in information technology (I.T.) systems and other equipment with embedded microprocessors that were designed without considering the distinction between dates in the 1900’s and the 2000’s.

     Each of Milacron’s business units, as well as our corporate headquarters, was responsible for developing and executing comprehensive plans to minimize and, to the extent possible, eliminate any major business interruptions that could have been caused by the Y2K issue.

     Milacron’s Y2K effort focused primarily on three important elements: 1) I.T. systems; 2) non-I.T. equipment that includes embedded microprocessors; and 3) supplier and infrastructure preparedness.

     Milacron estimates that the incremental cost of major system implementations and remediation projects was approximately $14 million, including $10 million for newer, more-modern systems. These costs did not have a material effect on Milacron’s financial position, results of operations or cash flows.

     As a result of our planning and implementation efforts, we experienced no significant disruptions in mission-critical information technology and non-information technology systems. We are not aware of any material Y2K problems associated with our products or the products and services of third parties. We will, however, continue to monitor our mission-critical computer applications and the ability of our suppliers and vendors to provide uninterrupted service throughout the year 2000 to ensure that any potential Y2K matters that may arise are addressed promptly.

Market Risk

Foreign Currency Exchange Rate Risk

      Milacron uses foreign currency forward contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At December 31, 1999, Milacron had outstanding forward contracts totaling $18.7 million compared to $19.1 million at December 31, 1998. The potential loss from a hypothetical 10% adverse change in currency rates on Milacron’s foreign exchange contracts at December 31, 1999 or 1998 would not significantly affect Milacron’s consolidated financial position, results of operations or cash flows.

Interest Rate Risk

      At December 31, 1999, Milacron had fixed interest rate debt of $222 million, including $100 million of 7 7/8% Notes due May 15, 2000 and $115 million of 8 3/8% Notes due March 15, 2004. We also had floating-rate debt totaling $301 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1998, fixed rate debt totaled $228 million and floating-rate debt totaled $293 million. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential loss on floating-rate debt instruments from a hypothetical 10% change in interest rates would be approximately $2.3 million at December 31, 1999 and $2.1 million at December 31, 1998.

Liquidity and Sources of Capital

       At December 31, 1999, Milacron had cash and cash equivalents of $81 million, representing an increase of $32 million in 1999. The 1999 amount includes the $47 million received in connection with the sale of the European extrusion business, most of which was used to repay bank borrowings early in 2000.

     Operating activities provided $89 million of cash in 1999, compared with $84 million provided in 1998. The increase in cash provided resulted primarily from steps taken to better align production with demand and to improve inventory management.

     In 1999, investing activities resulted in a $39 million use of cash, due to capital expenditures of $47 million and acquisitions of $47 million, the effects of which were partially offset by the proceeds from the sale of the European extrusion business. In 1998, investing activities used $133 million of cash, including capital expenditures of $81 million and acquisitions of $228 million, including $190 million for Uniloy acquisition. In 1998, cash flows from investing activities benefited by $174 million from the sale of MTG.

     Financing activities used $16 million of cash in 1999, compared with $72 million of cash provided in 1998. Additional borrowings, net of repayments, provided $24 million of cash in 1999, while dividends and common share repurchases used $40 million of cash.

     In 1998, we announced a two million common share repurchase program, of which 1.2 million shares were repurchased through December 31, 1998. The remainder of shares were repurchased in the first quarter of 1999. Including shares repurchased to meet the current needs of management incentive plans and the repurchase of .2 million additional treasury shares in the fourth quarter, Milacron used $22 million of cash for share repurchases in 1999.

     In February, 2000, we announced that Milacron’s Board of Directors had authorized the repurchase up to four million additional common shares on the open market beginning in the first quarter of the year.

     As of December 31, 1999 and 1998, Milacron’s current ratio was 1.3.

     As of December 31, 1999, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $563 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $284 million at December 31, 1999.

     Total debt was $523 million at December 31, 1999, representing an increase of $2 million from December 31, 1998. Total shareholders’ equity was $491 million at December 31, 1999, an increase of $14 million from December 31, 1998. The increase resulted principally from net earnings of $71 million, which more than offset $21 million of unfavorable foreign currency translation adjustments, dividend payments and the effects of the share repurchase program. The ratio of total debt to total capital (debt plus equity) was 52% at December 31, 1999 and 1998. Substantially all of the proceeds from the sale of our European extrusion machinery business were used to repay borrowings under lines of credit early in 2000, which reduced the ratio of total debt to total capital to less than 50%.

     Our $100 million of 7 7/8% Notes are due on May 15, 2000. We are considering various alternatives to fund the repayment, including cash flow from operations, the issuance of long-term debt in the U.S. or European public markets or drawing on lines of credit. We believe that Milacron’s cash flow from operations and its currently available credit lines are sufficient to meet our operating, debt refinancing, share repurchase and capital requirements in 2000.

Outlook

       We believe the outlook for 2000 is mixed. While we are cautious about the industrial sectors of the economy, we believe both Europe and North America are likely to experience at least some positive growth in 2000, while the recovery in Asia should continue.

     In the markets we serve, we are counting on only 2% economic growth on a global basis. However, we are introducing a number of new products and services, many of which will be featured at major U.S. plastics and metalworking trade shows later this year. In this scenario of modest market expansion and aggressive new product introductions, we have set our blended sales growth target at 6% to 7% adjusted for the sale of the European extrusion business. Moreover, given the efficiency measures we initiated in 1999, we believe we can achieve a 10% increase in earnings and a comparable increase in operating cash flow in 2000.

Cautionary Statement

       Milacron wishes to caution readers about all of the forward-looking statements in the “Outlook” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2000 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	global and regional economic conditions, consumer spending and industrial production, particularly in segments related to the level of automotive production and spending in the construction industry;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our competitors and suppliers are based;

•	fluctuations in domestic and non-U.S. interest rates which affect the cost of borrowing under Milacron’s lines of credit and financing fees related to the sale of domestic accounts receivable;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron’s plastics technologies products, steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	any major disruption in production at key customer or supplier facilities;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where Milacron does business;

•	unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

       The Information required by Item 7A is included in Item 7 on pages 24 and 25 of this Form 10-K.

Item 8.   Financial Statements and Supplementary Data

       Beginning on page 28 and continuing through page 48 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

Responsibility for Financial Reporting

Financial Statements

      The management of Milacron Inc. has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements, which include amounts that are based on management’s best estimates and judgments, have been prepared in conformity with generally accepted accounting principles and are free of material misstatement. Management also prepared the other information in this Form 10-K and is responsible for its accuracy and consistency with the financial statements.

Internal Control System

      Milacron Inc. maintains a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition that is designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation of reliable published annual and quarterly financial statements and such asset safeguarding. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of the circumvention or overriding of controls — and therefore can provide only reasonable assurance with respect to financial statement preparation and such asset safeguarding. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     The company assessed its internal control system as of December 31, 1999 in relation to criteria for effective internal control over the preparation of its published annual and quarterly financial statements described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company believes that, as of December 31, 1999, its system of internal control over the preparation of its published annual and quarterly financial statements and over the safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.

Daniel J. Meyer	Robert P. Lienesch
Chairman and	Vice President - Finance
Chief Executive Officer	and Treasurer and
Chief Financial Officer

February 7, 2000

Consolidated Statements of Earnings

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 1999, December 31, 1998 and December 27, 1997.

(In millions, except per-share amounts)	1999	1998	1997

Sales	$1,624.7	$1,514.7	$1,438.7

Cost of products sold	1,201.6	1,092.3	1,051.5

Manufacturing margins	423.1	422.4	387.2
Other costs and expenses

Selling and administrative	272.9	271.6	259.9

Restructuring costs	16.2	—	—

Gain on divestiture of business	(13.1)	—	—

Other — net	10.0	12.9	9.4

Total other costs and expenses	286.0	284.5	269.3

Operating earnings	137.1	137.9	117.9
Interest

Income	1.6	2.5	2.4

Expense	(39.8)	(33.2)	(29.9)

Interest — net	(38.2)	(30.7)	(27.5)

Earnings from continuing operations before income taxes and minority shareholders’ interests	98.9	107.2	90.4

Provision for income taxes	26.4	28.1	17.0

Earnings from continuing operations before minority shareholders’ interests	72.5	79.1	73.4

Minority shareholders’ interests in earnings of subsidiaries	2.4	3.7	4.3

Earnings from continuing operations	70.1	75.4	69.1
Discontinued operations net of income taxes

Earnings from operations	—	1.3	11.5

Loss on sale	—	(35.2)	—

Total discontinued operations	—	(33.9)	11.5

Net earnings	$70.1	$41.5	$80.6

Earnings per common share
Basic

Continuing operations	$1.90	$1.93	$1.74

Discontinued operations	—	(.87)	.29

Net earnings	$1.90	$1.06	$2.03

Diluted

Continuing operations	$1.89	$1.91	$1.72

Discontinued operations	—	(.86)	.29

Net earnings	$1.89	$1.05	$2.01

See notes to consolidated financial statements.

Consolidated Balance Sheets

Milacron Inc. and Subsidiaries
December 31, 1999 and December 31, 1998.

(In millions, except par value)	1999	1998

Assets
Current assets

Cash and cash equivalents	$81.3	$48.9

Notes and accounts receivable (less allowances of $12.1 in 1999 and 1998)	217.3	226.1
Inventories

Raw materials	44.4	45.6

Work-in-process and finished parts	176.2	201.0

Finished products	152.8	154.4

Total inventories	373.4	401.0

Other current assets	45.6	54.5

Total current assets	717.6	730.5

Property, plant and equipment — net	323.2	350.9

Goodwill	419.6	397.6

Other noncurrent assets	76.3	78.1

Total assets	$1,536.7	$1,557.1

Liabilities and Shareholders’ Equity
Current liabilities

Borrowings under lines of credit	$117.7	$177.4

Long-term debt due within one year	107.0	7.8

Trade accounts payable	130.7	155.2

Advance billings and deposits	28.8	31.7

Accrued and other current liabilities	172.7	178.8

Total current liabilities	556.9	550.9

Long-term accrued liabilities	190.8	193.9

Long-term debt	298.1	335.7

Total liabilities	1,045.8	1,080.5

Commitments and contingencies	—	—
Shareholders’ equity

4% Cumulative Preferred shares	6.0	6.0

Common shares, $1 par value (outstanding: 36.8 in 1999 and 37.8 in 1998)	36.8	37.8

Capital in excess of par value	325.5	341.2

Reinvested earnings	158.0	106.0

Accumulated other comprehensive income (loss)	(35.4)	(14.4)

Total shareholders’ equity	490.9	476.6

Total liabilities and shareholders’ equity	$1,536.7	$1,557.1

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 1999, December 31, 1998 and December 27, 1997

		Other	4% Cumu-	Common			Total
	Compre-	Compre-	lative	Shares	Capital in		Share-
(In millions, except share	hensive	hensive	Preferred	$1 Par	Excess of	Reinvested	holders’
and per-share amounts)	Income	Income	Shares	Value	Par Value	Earnings	Equity

Balance at year-end 1996		$ (9.6)	$6.0	$39.8	$390.1	$ 19.9	$446.2

Stock options exercised and restricted stock awarded for 379,127 common shares				.4	1.8		2.2

Purchase of 589,695 treasury and other common shares				(.6)	(14.1)		(14.7)

Net earnings for the year	$ 80.6					80.6	80.6

Foreign currency translation adjustments	(25.4)	(25.4)					(25.4)

Total comprehensive income	$ 55.2

Cash dividends

Preferred shares ($4.00 per share)						(.2)	(.2)

Common shares ($.42 per share)						(16.8)	(16.8)

Balance at year-end 1997		(35.0)	6.0	39.6	377.8	83.5	471.9

Stock options exercised and restricted stock awarded for 340,251 common shares				.3	5.7		6.0

Purchase of 2,129,930 treasury and other common shares				(2.1)	(42.3)		(44.4)

Net earnings for the year	$ 41.5					41.5	41.5

Foreign currency translation adjustments	20.6	20.6					20.6

Total comprehensive income	$ 62.1

Cash dividends

Preferred shares ($4.00 per share)						(.2)	(.2)

Common shares ($.48 per share)						(18.8)	(18.8)

Balance at year-end 1998		(14.4)	6.0	37.8	341.2	106.0	476.6

Stock options exercised and restricted stock awarded for 90,414 common shares				.1	1.5		1.6

Purchase of 1,064,260 treasury and other common shares				(1.1)	(17.2)		(18.3)

Net earnings for the year	$ 70.1					70.1	70.1

Foreign currency translation adjustments	(21.0)	(21.0)					(21.0)

Total comprehensive income	$ 49.1

Cash dividends

Preferred shares ($4.00 per share)						(.2)	(.2)

Common shares ($.48 per share)						(17.9)	(17.9)

Balance at year-end 1999		$(35.4)	$6.0	$36.8	$325.5	$158.0	$490.9

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 1999, December 31, 1998 and December 27, 1997

(In millions)	1999	1998	1997

Increase (decrease) in cash and cash equivalents Operating activities cash flows

Net earnings	$70.1	$41.5	$80.6
Operating activities providing (using) cash

Depreciation and amortization	58.3	57.4	53.7

Restructuring costs	16.2	—	—

Gain on divestiture of business	(13.1)	—	—

Loss on sale of discontinued machine tools segment	—	35.2	—

Deferred income taxes	10.1	(6.3)	(14.5)
Working capital changes

Notes and accounts receivable	(19.0)	10.4	(20.7)

Inventories	(9.9)	(45.5)	(16.3)

Other current assets	(2.6)	.8	(6.1)

Trade accounts payable	(9.2)	(.4)	21.8

Other current liabilities	(4.7)	1.0	6.8

Decrease (increase) in other noncurrent assets	1.7	(6.0)	.1

Increase (decrease) in long-term accrued liabilities	(6.0)	(1.9)	13.2

Other — net	(2.5)	(2.7)	(2.3)

Net cash provided by operating activities	89.4	83.5	116.3

Investing activities cash flows

Capital expenditures	(47.3)	(81.4)	(79.5)

Net disposals of property, plant and equipment	5.9	2.4	5.7

Acquisitions	(47.0)	(228.0)	(25.9)

Divestitures	49.2	173.7	—

Net cash used by investing activities	(39.2)	(133.3)	(99.7)

Financing activities cash flows

Dividends paid	(18.1)	(19.0)	(17.0)

Issuance in long-term debt	2.0	25.7	14.4

Repayments of long-term debt	(6.3)	(6.0)	(4.9)

Increase in borrowings under lines of credit	28.3	105.5	3.7

Issuance of common shares	.1	6.0	2.2

Purchase of treasury and other common shares	(22.0)	(40.6)	(14.7)

Net cash provided (used) by financing activities	(16.0)	71.6	(16.3)

Effect of exchange rate fluctuations on cash and cash equivalents	(1.8)	1.4	(2.4)

Increase (decrease) in cash and cash equivalents	32.4	23.2	(2.1)

Cash and cash equivalents at beginning of year	48.9	25.7	27.8

Cash and cash equivalents at end of year	$81.3	$48.9	$25.7

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Change in Fiscal Year End

      Effective in 1998, the company changed its fiscal year from a 52-53 week year ending on the Saturday closest to December 31 to a calendar year ending on December 31. Fiscal year ends are as follows:

1999: December 31, 1999
1998: December 31, 1998
1997: December 27, 1997

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

Foreign Currency Translation

      Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the periods presented. Gains and losses from foreign currency transactions are included in other costs and expenses-net in the Consolidated Statements of Earnings. Such amounts were as follows: 1999 — $1.0 million gain; 1998 — $1.4 million gain; 1997 — $1.6 million gain. Gains and losses on foreign exchange contracts that are designated as hedges of foreign currency commitments are recognized as part of the specific transactions hedged under the deferral method of accounting consistent with the requirement for a firm commitment.

Revenue Recognition

      The company’s policy is to recognize sales when products are shipped to unaffiliated customers.

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

Property, Plant and Equipment

      Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $47.0 million, $49.4 million and $47.6 million for 1999, 1998 and 1997, respectively, of which $6.0 million and $5.9 million in 1998 and 1997, respectively, relates to discontinued operations.

     Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

Goodwill

      Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 25 to 40 years. Amortization expense charged to earnings, all of which relates to continuing operations, amounted to $11.3 million, $8.0 million and $6.1 million in 1999, 1998 and 1997, respectively.

     The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. If, based on this analysis, the goodwill arising from a particular acquisition were found to be not recoverable, its carrying value would be reduced by the amount of the anticipated cash flow deficit through a charge to earnings. As required by Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the company

Notes to Consolidated Financial Statements

evaluates long-lived assets for impairment when facts and circumstances suggest that the carrying amounts of these assets may not be recoverable. Goodwill associated with assets acquired in business combinations is included in these impairment evaluations when appropriate.

Retirement Benefit Plans

      The company maintains various defined benefit and defined contribution pension plans covering substantially all U.S. employees and certain non-U.S. employees. For defined benefit plans, pension benefits are based primarily on length of service and compensation. The company’s policy is to fund the plans in accordance with applicable laws and regulations.

Stock-Based Compensation

      The company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations as permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.”

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

Recently Issued Pronouncement

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This standard was originally to have been effective for the company beginning in 2000. However, in July, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which postpones the mandatory adoption of SFAS No. 133 by the company until 2001. SFAS No. 133 establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities, including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effects of foreign currency exchange rate fluctuations. The company is evaluating the effect of SFAS No. 133 on its financial position and results of operations. However, management currently believes that the effects will not be material.

Restructuring Costs

       In 1999, the company implemented two separate initiatives to improve operating efficiency and strengthen synergies between certain recently acquired businesses and its previously existing operations. These actions had the effect of reducing pretax earnings in the fourth quarter of 1999 by $16.2 million ($10.9 million after tax).

     In September, the company announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired, the company recognized the need for improved efficiency within Uniloy’s European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that three manufacturing plants located in Florence and Milan, Italy and Berlin, Germany would be closed and that the manufacturing and assembly operations at those plants would be consolidated into a more modern plant in Italy or transferred to another plant located in the Czech Republic. In the second quarter of 1999, the company began to develop a detailed plan for the plant closures and consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

     The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed by September 30, 2000, is expected to be $6.7 million. Of this amount, $5.7 million is included in a reserve established in the allocation of the Uniloy acquisition cost. The remaining $1.0 million is being charged to expense as the related costs are incurred, including $.2 million in the fourth quarter of 1999. Charges against the $5.7 million reserve during the fourth quarter were $.7 million. Foreign currency exchange rate fluctuations since the acquisition date have had the effect of reducing the reserve by $.7 million.

Notes to Consolidated Financial Statements

     The total cash cost of the consolidation will be approximately $4 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation will not adversely affect future sales revenue and is expected to result in annual pretax cost savings of approximately $3 million, which will begin to phase-in during the first half of 2000.

     In December, the company implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments’ operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which will be transferred to other locations, and the elimination of approximately 300 manufacturing and administrative positions worldwide. The total cost of implementing the plan is expected to be $20.8 million, including $16.0 million in 1999 and $4.8 million in 2000. Of the 1999 amount, $14.1 million is included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve through the end of the year totaled $.9 million. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that will be funded through pension plans and $5.0 million for additional costs that are being charged to expense as incurred. Of the latter amount, $.2 million was incurred in the fourth quarter of 1999.

     The total cash cost of the plan, including capital expenditures of $2.5 million, is expected to be approximately $17.7 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which will gradually phase-in during 2000 and be fully realized in 2001.

     As presented in the Consolidated Statement of Earnings for 1999, the line captioned “Restructuring costs” includes the following components:

Restructuring Costs

(In millions)	1999

Accrual for termination benefits and facility exit costs	$14.1

Supplemental retirement benefits	1.7

Other costs	.2

16.0

Costs related to Uniloy consolidation	.2

$16.2

     The status of the reserves for the two initiatives discussed above is summarized in the following table.

Restructuring Reserves

	Beginning		Ending
(In millions)	Balance	Change	Balance

Uniloy consolidation

Termination benefits	$ 4.6	$(1.0)	$ 3.6

Facility exit costs	1.1	(.4)	.7

	5.7	(1.4)	4.3
Restructuring costs

Termination benefits	10.0	(.6)	9.4

Facility exit costs	4.1	(.3)	3.8

	14.1	(.9)	13.2

Total reserves	$19.8	$(2.3)	$17.5

Divestiture of Business

       In December 1999, the company sold its European plastics extrusion systems business for approximately $47 million, subject to post-closing adjustments, and recorded a pretax gain of $13.1 million ($10.1 million after tax). Headquartered in Vienna, Austria, the business had 1999 sales to unaffiliated customers of $62 million, principally to markets in Europe, Asia and South America, and employs approximately 325 people. The business was sold to redeploy assets to other businesses. Initially, the cash proceeds were used to repay short-term borrowings under lines of credit early in 2000.

Discontinued Operations

       On October 2, 1998, the company completed the sale of its machine tools group (MTG). The proceeds from the sale, including post-closing adjustments, were approximately $187 million, of which $180 million was received on the closing date and used to repay bank borrowings incurred for the acquisition of Uniloy (see Acquisitions). The after-tax loss on the sale of $35.2 million ($45.9 million before income taxes), or $.90 per share, was recorded in

Notes to Consolidated Financial Statements

the third quarter of 1998. Operating results from discontinued operations are as follows:

(In millions)	1998	1997

Net sales	$346.4	$458.0

Earnings before income taxes	$1.7	$14.5

Provision for income taxes	(.4)	(3.0)

Earnings from operations	$1.3	$11.5

Acquisitions

       In the third quarter of 1997, the company acquired Minnesota Twist Drill, Inc., a maker of high-speed steel drills, and Data Flute CNC, Inc., a manufacturer of high-performance solid carbide end mills. Each business had annual sales of approximately $10 million as of the respective acquisition dates.

     In February, 1998, the company acquired Wear Technology, which had annual sales of approximately $10 million as of the acquisition date and serves the aftermarket for new and rebuilt twin screws for extrusion systems, and Northern Supply, a regional catalog distribution company offering supplies to plastics processors for injection molding, blow molding and extrusion with annual sales of approximately $5 million as of the acquisition date.

     In May, 1998, the company acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. Autojectors had annual sales of approximately $20 million as of the acquisition date.

     In September, 1998, the company acquired Master Unit Die Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products had annual sales of approximately $10 million as of the acquisition date.

     Also, in September, 1998, the company acquired the assets of the plastics machinery division of Johnson Controls, Inc. (Uniloy) for approximately $204 million. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had annual sales of more than $190 million for its fiscal year ended September 30, 1998, and is one of the world’s leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding.

     On December 30, 1998, the company acquired Werkzeugfabrik GmbH Königsee (Werkö), a manufacturer of high-speed steel drills and taps. Located in eastern Germany, Werkö had annual sales of approximately $25 million as of the acquisition date.

     In July, 1999, the company acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supplies Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

     In the third quarter of 1999, the company made three acquisitions in the metalworking technologies segment. In August, the company acquired Producto Chemical, Inc. (Producto), a U.S. manufacturer of process cleaners, washers, corrosion inhibitors and specialty products for metalworking with annual sales approaching $5 million as of the acquisition date. Producto’s products will be marketed worldwide through the company’s sales and distribution channels. In September, the company acquired Oak International, Inc. (Oak), a supplier of metalforming lubricants and process cleaners and a leading supplier of lubricants used in the manufacture of industrial heat exchangers and air conditioners. Headquartered in Michigan, Oak has two manufacturing plants in the U.S. and one in the U.K. and had annual sales approaching $12 million as of the acquisition date. Also in September, the company acquired the Micro Carbide product line of round, solid-carbide metalworking tools, which includes reamers, step drills and miniature tools. These products are being produced at our Data Flute CNC facility.

     All of the acquisitions were accounted for under the purchase method and were financed through the use of available cash and borrowings under lines of credit. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total $32.4 million for 1999, and was $246.2 million for 1998 and $27.4 million for 1997. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

Notes to Consolidated Financial Statements

Allocation of Acquisition Cost

(In millions)	1999	1998	1997

Cash and cash equivalents	$.7	$2.2	$.6

Accounts receivable	4.0	33.9	3.6

Inventories	5.0	66.6	4.0

Other current assets	.3	2.7	.1

Property, plant and equipment	4.5	31.2	7.0

Goodwill	21.6	196.5	14.4

Other noncurrent assets	—	8.5	—

Total assets	36.1	341.6	29.7

Short term borrowings and long-term debt due within one year	.7	7.4	—

Other current liabilities	1.7	76.0	2.1

Long-term accrued liabilities	.5	1.0	.2

Long-term debt	.8	11.0	—

Total liabilities	3.7	95.4	2.3

Total acquisition cost	$32.4	$246.2	$27.4

     In the 1998 allocation of acquisition cost, other current liabilities includes a reserve of $5.7 million for the consolidation of Uniloy’s European blow molding operations (see Restructuring Costs).

     Unaudited pro forma sales and earnings information for 1998 reflecting the Uniloy acquisition is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year. The inclusion of the other 1998 acquisitions and the 1999 acquisitions would not have a material effect in the amounts presented for 1998. Pro forma information for 1999 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statement of Earnings for that year.

Pro Forma Information (Unaudited)

(In millions, except per-share amounts)	1998

Sales	$1,669.2

Earnings from continuing operations	$74.7

Per common share

Basic	$1.91

Diluted	$1.90

Net earnings	$40.8

Per common share

Basic	$1.04

Diluted	$1.03

Research and Development

       Charges to continuing operations for research and development activities are summarized below.

Research and Development

(In millions)	1999	1998	1997

Research and development	$34.5	$36.7	$35.6

Retirement Benefit Plans

       Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S. and Germany. The amounts for 1998 and 1997 include the plan for United Kingdom (U.K.) employees.

Notes to Consolidated Financial Statements

Pension Cost

(In millions)	1999	1998	1997

Service cost (benefits earned during the period)	$6.4	$10.0	$9.6

Interest cost on projected benefit obligation	33.5	38.8	38.9

Expected return on plan assets	(40.1)	(43.8)	(42.2)

Supplemental retirement benefits	1.5	—	—

Amortization of unrecognized transition asset	(1.5)	(5.4)	(5.3)

Amortization of unrecognized prior service cost	.5	1.3	1.3

Amortization of unrecognized gains and losses	1.0	.4	(.2)

Pension cost	$1.3	$1.3	$2.1

     The above amounts include income of $1.0 million in 1998 and $1.7 million in 1997 related to the plan for U.K. employees. Such amounts are included in the operating results of the discontinued machine tools segment in the Consolidated Statements of Earnings for those years. Amounts related to the plans for U.S. employees that are included in discontinued operations cannot be precisely quantified.

     The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

(In millions)	1999	1998

Balance at beginning of year	$(525.1)	$(540.3)

Service cost	(6.4)	(10.0)

Interest cost	(33.5)	(38.8)

Benefits paid	36.0	35.7

Actuarial gain (loss)	22.9	(18.4)

Supplemental retirement benefits	(1.5)	—

Sale of machine tools segment	—	90.7

Change in discount rate	46.2	(41.9)

Foreign currency translation adjustments	6.1	(2.1)

Balance at end of year	$(455.3)	$(525.1)

     The following table summarizes the changes in plan assets for the U.S. and U.K. plans. Consistent with customary practice in Germany, the plans for employees in that country have not been funded.

Plan Assets

(In millions)	1999	1998

Balance at beginning of year	$449.6	$511.5

Actual investment return	84.8	42.8

Benefits paid	(32.9)	(32.8)

Sale of machine tools segment	—	(71.9)

Balance at end of year	$501.5	$449.6

     The following table sets forth the funded status of the plans for U.S. employees at year-end 1999 and 1998.

Funded Status at Year-end

(In millions)	1999	1998

Vested benefit obligation	$(359.9)	$(419.7)

Accumulated benefit obligation	$(373.3)	$(435.4)

Projected benefit obligation	$(413.9)	$(483.4)

Plan assets at fair value	501.5	449.6

Excess (deficiency) of plan assets in relation to projected benefit obligation	87.6	(33.8)

Unrecognized net (gain) loss	(90.8)	29.6

Unrecognized prior service cost	3.2	3.7

Unamortized transition asset	—	(1.4)

Prepaid (accrued) pension cost	$—	$(1.9)

     The assets of the principal U.S. plan consist principally of stocks, debt securities and mutual funds. The plan also includes common shares of the company with a market value of $31.7 million in 1999 and $28.0 million in 1998.

     The following table sets forth the status of the company’s defined benefit pension plans for certain employees in Germany.

Notes to Consolidated Financial Statements

Status at Year-end

(In millions)	1999	1998

Vested benefit obligation	$(36.3)	$(35.6)

Accumulated benefit obligation	$(38.5)	$(38.1)

Projected benefit obligation	$(41.4)	$(41.7)

Unrecognized net (gain) loss	1.4	(1.3)

Accrued pension cost	$(40.0)	$(43.0)

     The following table presents the weighted-average actuarial assumptions used for all defined benefit plans in 1999, 1998 and 1997.

Actuarial Assumptions

	1999	1998	1997

Discount rate	7.6%	6.8%	7.4%

Expected long-term rate of return on plan assets	9.5%	9.5%	9.6%

Rate of increase in future compensation levels	5.0%	5.0%	5.2%

     The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $10.0 million, $9.7 million and $8.5 million in 1999, 1998 and 1997, respectively.

     In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to certain U.S. employees. Substantially all such employees are covered by the company’s principal plan, under which benefits are provided to employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, such contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. For employees retiring after 1979, the dollar amount of the company’s current and future contributions is frozen.

     The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

(In millions)	1999	1998	1997

Service cost (benefits earned during the period)	$.2	$.3	$.3

Interest cost on accumulated postretirement benefit obligation	1.9	2.7	3.0

Amortization of unrecognized gains	(.4)	—	—

Postretirement heath care cost	$1.7	$3.0	$3.3

     The following table summarizes changes in the accumulated postretirement health care obligation for the principal U.S. plan.

Accumulated Postretirement Health Care Obligation

(In millions)	1999	1998

Balance at beginning of year	$(29.3)	$(38.7)

Service cost	(.2)	(.3)

Interest cost	(1.9)	(2.7)

Benefits paid net of contributions	3.5	3.4

Actuarial gain	—	3.9

Sale of machine tools segment	—	6.1

Change in discount rate	2.0	(1.0)

Balance at end of year	$(25.9)	$(29.3)

     The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

(In millions)	1999	1998

Accumulated postretirement benefit obligation

Retirees	$(20.2)	$(22.9)

Fully eligible active participants	(3.7)	(2.3)

Other active participants	(2.0)	(4.1)

	(25.9)	(29.3)

Unrecognized net gain	(9.5)	(8.3)

Accrued postretirement health care benefits	$(35.4)	$(37.6)

     The discount rates used in calculating the accumulated postretirement benefit obligation were 7.75% for 1999 and

Notes to Consolidated Financial Statements

6.75% for 1998. For 2000, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 7.7%. This rate is assumed to decrease to varying degrees annually to 5.0% for years after 2005. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 1999 and 1998 are as follows:

Components of Deferred Tax Assets and Liabilities

(In millions)	1999	1998

Deferred tax assets

Net operating loss and tax credit carryforwards	$52.5	$58.9

Accrued postretirement health care benefits	12.1	12.6

Inventories, principally due to obsolescence reserves and additional costs inventoried for tax purposes	6.2	6.4

Accrued employee benefits other than pensions and retiree health care benefits	11.4	12.3

Accrued pension cost	10.5	9.6

Accrued warranty cost	1.0	1.0

Accrued taxes	5.0	4.3

Accounts receivable, principally due to allowances for doubtful accounts	2.8	3.0

Accrued liabilities and other	32.6	30.8

Total deferred tax assets	134.1	138.9

Less valuation allowances	(35.3)	(28.2)

Deferred tax assets net of valuation allowances	98.8	110.7
Deferred tax liabilities

Property, plant and equipment, principally due to differences in depreciation methods	22.9	23.0

Accounts receivable and inventories	13.4	13.9

Goodwill	10.8	6.7

Prepaid pension costs	5.3	3.5

Undistributed earnings of non-U.S. subsidiaries	—	1.2

Other	5.5	14.4

Total deferred tax liabilities	57.9	62.7

Net deferred tax assets	$40.9	$48.0

     Valuation allowances related to Widia’s preacquisition net operating loss carryforwards were applied to reduce goodwill arising from the acquisition as the related tax benefits were realized. During 1998 and 1997, reversals of valuation allowances applied to reduce goodwill totaled $3.1 million and $5.7 million, respectively.

     Summarized in the following tables are the company’s earnings before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Earnings from Continuing Operations Before Income Taxes

(In millions)	1999	1998	1997

United States	$61.9	$65.3	$54.1

Non-U.S	37.0	41.9	36.3

	$98.9	$107.2	$90.4

     As presented in the above table, earnings from U.S. operations in 1999 includes restructuring costs of $5.2 million. Earnings from non-U.S. operations in 1999 includes restructuring costs of $11.0 million and the gain in the sale of the Company’s European extrusion systems business of $13.1 million.

Notes to Consolidated Financial Statements

Provision for Income Taxes

(In millions)	1999	1998	1997

Current provision

United States	$2.0	$18.2	$12.0

State and local	2.3	4.3	4.7

Non-U.S	12.0	11.9	14.8

	16.3	34.4	31.5

Deferred provision

United States	10.6	.8	(13.7)

Non-U.S	(0.5)	(7.1)	(.8)

	10.1	(6.3)	(14.5)

	$26.4	$28.1	$17.0

Components of the Provision
for Deferred Income Taxes

(In millions)	1999	1998	1997

Change in valuation allowances	$(1.7)	$(7.1)	$(26.7)

Change in deferred taxes related to operating loss carryforwards	13.2	(1.3)	10.5

Depreciation and amortization	4.0	6.7	2.0

Inventories and accounts receivable	(0.5)	3.3	(1.3)

Accrued pension and other employee costs	0.5	(3.6)	.9

Other	(5.4)	(4.3)	.1

	$10.1	$(6.3)	$(14.5)

Reconciliation of the U.S. Statutory
Rate to the Tax Provision Rate

	1999	1998	1997

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from

Tax benefits from net reversal of valuation allowances	(1.2)	(10.1)	(24.1)

Losses without current tax benefits	1.7	2.3	9.9

Adjustment of tax reserves	(7.1)	—	—

Statutory tax rate changes	5.3	—	—

U.S. federal income tax credits	(3.0)	(2.6)	(3.2)

Effect of operations outside the U.S	(4.2)	(1.3)	(4.0)

State and local income taxes, net of federal benefit	1.5	2.6	3.2

Other	(1.3)	.3	2.0

	26.7%	26.2%	18.8%

     At year-end 1999, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $146 million, substantially all of which have no expiration dates.

     Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $106 million at the end of 1999.

     Income taxes of $3.0 million, $32.2 million and $25.2 million were paid in 1999, 1998 and 1997, respectively.

Earnings Per Common Share

       The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Earnings Available to Common Shareholders

(In millions)	1999	1998	1997

Net earnings	$70.1	$41.5	$80.6

Less dividends on Preferred shares	(.2)	(.2)	(.2)

Net earnings available to common shareholders	$69.9	$41.3	$80.4

Notes to Consolidated Financial Statements

Reconciliation of Shares

(In thousands)	1999	1998	1997

Weighted-average common shares outstanding	36,847	38,875	39,583

Effect of dilutive stock options and restricted shares	202	366	373

Weighted-average common shares assuming dilution	37,049	39,241	39,956

     Weighted-average shares assuming dilution excludes restricted shares subject to contingent vesting based on the attainment of specified earnings objectives. (see Stock-Based Compensation).

Receivables

       Under the terms of the company’s receivables purchase agreement, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $75.0 million of undivided interests in accounts receivable through August, 2001.

     At December 31, 1999, December 31, 1998 and December 27, 1997, the undivided interest in the company’s gross accounts receivable that had been sold to the purchasers aggregated $75.0 million, $63.1 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Statements of Earnings.

Inventories

       Inventories amounting to $99.5 million in 1999 and $89.6 million in 1998 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $17.4 million in 1999 and $17.0 million in 1998.

     As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $37.6 million and $37.3 million in 1999 and 1998, respectively.

Property, Plant and Equipment

       The components of property, plant and equipment are shown in the following table.

Property, Plant and Equipment — Net

(In millions)	1999	1998

Land	$14.8	$16.3

Buildings	144.6	153.9

Machinery and equipment	430.1	435.0

	589.5	605.2

Less accumulated depreciation	(266.3)	(254.3)

	$323.2	$350.9

Liabilities

       The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	1999	1998

Accrued salaries, wages and other compensation	$53.6	$49.1

Accrued and deferred income taxes	16.1	(.5)

Other accrued expenses	103.0	130.2

	$172.7	$178.8

Long-Term Accrued Liabilities

(In millions)	1999	1998

Accrued pensions and other compensation	$69.1	$74.9

Accrued postretirement health care benefits	38.9	40.6

Accrued and deferred income taxes	27.5	26.6

Minority shareholders’ interests	22.2	19.9

Other	33.1	31.9

	$190.8	$193.9

Notes to Consolidated Financial Statements

Long-Term Debt

       The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	1999	1998

7 7/8% Notes due 2000	$100.0	$100.0

8 3/8% Notes due 2004	115.0	115.0

Revolving credit facility	156.9	84.8

Other	33.2	43.7

	405.1	343.5

Less current maturities	(107.0)	(7.8)

	$298.1	$335.7

     As presented in the previous table, current maturities of long-term debt at December 31, 1999 includes the 7 7/8% Notes due 2000 which are payable on May 15, 2000.

     Except for the 8 3/8% Notes due 2004, the carrying amount of the company’s long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company’s incremental borrowing rates for similar types of financing arrangements. At year-end 1999, the fair value of the 8 3/8% Notes due 2004 was $112.7 million. This amount is based on recent trade prices through registered securities brokers.

     Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness. Except for minor amounts borrowed under Industrial Revenue Development Bonds and similar financing arrangements, none of the company’s existing indebtedness is secured.

     Outstanding borrowings under the company’s revolving credit facility of $100.0 million and DM 110 million ($56.9 million) at December 31, 1999 and $10.0 million and DM 125 million ($74.8 million) at December 31, 1998 are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates which had a weighted average of 6.7% at year-end 1999.

     Interest paid was $38.1 million in 1999, $31.9 million in 1998 and $29.1 million in 1997.

     Maturities of long-term debt for the five years after 1999 are:

Maturities of Long-Term Debt

(In millions)

2000	$107.0

2001	9.8

2002	161.9

2003	1.1

2004	116.2

     The company leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:

Rental Payments

(In millions)

2000	$20.6

2001	15.3

2002	11.4

2003	9.3

2004	8.0

After 2004	41.0

     Rent expense for continuing operations was $22.3 million, $17.8 million and $19.6 million in 1999, 1998 and 1997, respectively.

Lines of Credit

       At year-end 1999, the company had lines of credit with various U.S. and non-U.S. banks of approximately $563 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company’s additional borrowing capacity totaled approximately $284 million at December 31, 1999.

     The weighted-average interest rate on borrowings under lines of credit outstanding as of year-end was 6.6% and 6.4% for 1999 and 1998, respectively.

Notes to Consolidated Financial Statements

Shareholders’ Equity

       In October, 1998, the company announced its intention to repurchase up to two million of its common shares on the open market, of which 1,239,700 were repurchased through December 31, 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999. For all of 1999, the company repurchased a total of 960,300 treasury shares at a cost of $16.3 million. During 1999, 948 treasury shares were reissued. The company repurchased a total of 2,079,600 treasury shares at a cost of $43.1 million in 1998. Additional shares totaling 103,960 in 1999 and 50,330 in 1998 were purchased with respect to current exercises of stock options and restricted stock grants in lieu of the issuance of authorized but unissued shares or treasury shares.

     In February, 2000, the company announced its intention to repurchase up to four million additional common shares (see Subsequent Event).

Shareholders’ Equity — Preferred and Common Shares

(In millions, except share
and per-share amounts)	1999	1998

4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0

Common shares, $1 par value, authorized 50,000,000 shares, issued and outstanding, 1999: 36,807,968 shares,1998: 37,806,374 shares	36.8	37.8

     As presented in the previous table, common shares outstanding are net of treasury shares of 3,035,187 in 1999 and 2,075,835 in 1998.

     The company has authorized ten million serial preference shares with $1 par value. None of these shares have been issued.

     Holders of company common shares have one vote per share until they have held their shares at least 36 consecutive months, after which they are entitled to ten votes per share.

     In April, 1999, the company’s shareholders approved a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire more than 15% of the company’s common shares without the approval of the Board of Directors, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. The rights plan expires in February, 2009.

Comprehensive Income

       Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders’ equity.

     Changes in cumulative foreign currency translation adjustments are as follows:

Cumulative Foreign Currency Translation Adjustments
________________________________________________________________________________

(In millions)	1999	1998	1997

Balance at beginning of year	$(14.4)	$(35.0)	$(9.6)

Effect of exchange rate fluctuations	(21.5)	3.5	(25.4)

Reclassification adjustments for items included in net earnings (a)	.5	17.1	—

	$(35.4)	$(14.4)	$(35.0)

(a)	The 1999 amount relates to the sale of the company’s European extrusion systems business and the 1998 amount relates to the sale of the discontinued machine tools segment.

Contingencies

       The company is involved in remedial investigations and actions at various locations, including former plant facilities, and EPA Superfund sites where the company and other

Notes to Consolidated Financial Statements

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

     In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the company’s consolidated financial position or results of operations.

Foreign Exchange Contracts

       The company enters into forward contracts to hedge foreign currency commitments on an ongoing basis for periods commensurate with known exposures. The purpose of this practice is to minimize the effect of foreign currency exchange rate fluctuations on the company’s operating results. The company does not engage in speculation. The company’s exposure to credit-related losses from these transactions is considered to be minimal due to the high credit ratings of the parties involved.

     At December 31, 1999, the company had outstanding forward contracts totaling $18.7 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception. Due to the short-term nature of these contracts, their fair values approximate their contract values as of December 31, 1999.

Stock-Based Compensation

       The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

     As originally adopted, the 1997 Plan provided for grants of up to 2,000,000 common shares. However, in February, 2000, the company’s Board of Directors approved an amendment to the plan which, subject to shareholder approval, would provide for 2,400,000 additional grants.

     Non-qualified and incentive stock options outstanding under the 1997 Plan are granted at market value, vest in increments over a five year period, and expire ten years subsequent to the award. Of the 3,750,279 stock options outstanding at year-end 1999, 279,000 are incentive stock options.

     Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.

Stock Option Activity

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at year-end 1996	2,706,569	$20.70

Granted	568,600	23.25

Exercised	(94,485)	17.64

Cancelled	(117,072)	24.28

Outstanding at year-end 1997	3,063,612	21.13

Granted	633,700	27.35

Exercised	(259,303)	20.13

Cancelled	(28,606)	23.82

Outstanding at year-end 1998	3,409,403	22.34

Granted	455,500	19.67

Exercised	(8,440)	15.21

Cancelled	(106,184)	22.78

Outstanding at year-end 1999	3,750,279	22.02

Exercisable Stock Options at Year-End

Stock
Options

1997	1,245,931

1998	1,433,759

1999	1,871,467

Shares Available for Future Grant at Year-end

Shares

1997	1,306,959

1998	599,057

1999	141,552

Notes to Consolidated Financial Statements

     The following tables summarize information about stock options outstanding at December 31, 1999.

Components of Outstanding Stock Options

		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contract	Exercise
Prices	Outstanding	Life	Price

$8.50-19.66	716,354	2.2	$14.56
20.00-27.91	3,033,925	6.6	23.78

8.50-27.91	3,750,279	5.8	22.02

Components of Exercisable Stock Options

		Weighted
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price

$8.50-17.75	629,354	$14.13
20.00-25.75	1,242,113	23.09

8.50-25.75	1,871,467	20.07

     Because the company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and because stock options outstanding under the 1997 Plan and prior plans have exercise prices equal to the market price of the company’s common shares at the grant dates, no compensation expense is recognized. Pro forma earnings amounts prepared under the assumption that the stock options granted in years 1995 through 1999 had been accounted for based on their fair value as determined under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” are presented in the following table.

Pro Forma Earnings

(In millions, except per-share amounts)	1999	1998	1997

Net earnings	$67.1	$38.1	$77.5

Net earnings per common share

Basic	$1.81	$.97	$1.95

Diluted	$1.81	$.96	$1.93

     The weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $6.02, $8.38 and $7.51, respectively. The fair values of the options were calculated as of the grant dates using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions

	1999	1998	1997

Dividend yield	2.40%	1.76%	2.06%

Expected volatility	35-41%	32- 39%	31- 41%

Risk free interest rate at grant date	4.9- 5.6%	5.4- 5.6%	5.9- 6.3%

Expected life in years	2-7	2-7	2-7

     Under the 1997 Plan, performance awards are granted in the form of restricted stock awards which vest based on the achievement of specified earnings objectives over a three year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock, including performance awards, was $4.6 million and $5.0 million in 1998 and 1997, respectively. In 1999, reversals of prior years’ accruals for performance awards resulted in a net benefit from restricted stock of $5.8 million. Restricted stock award activity is as follows:

Restricted Stock Activity

	1999	1998	1997

Restricted stock awarded	81,974	92,194	281,190

Weighted-average market value on date of grant	$20.09	$27.02	$22.99

     Restricted shares granted as performance awards subject to contingent vesting totaled 68,174 in 1999, 52,694 in 1998 and 205,705 in 1997. Outstanding restricted shares subject to contingent vesting totaled 267,808, 216,840 and 205,075 at year-end 1999, 1998 and 1997, respectively. The amount outstanding at year-end 1999 includes 153,488 shares that were cancelled in February, 2000, because the basic earnings per common share objective for 1999 was not attained.

Notes to Consolidated Financial Statements

     Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 38,262 in 1999, 50,595 in 1998 and 6,758 in 1997.

     Issuances of shares related to performance awards earned under a prior plan and to deferred directors’ fees totaled 12,754 in 1999, 10,819 in 1998 and 10,210 in 1997.

Organization

       The company operates in two business segments: plastics technologies and metalworking technologies. The company has operations in the United States and other countries located principally in western Europe.

     The company’s business segments are determined based on the nature of the products produced and the markets served. The plastics technologies segment includes the production of injection molding machines, mold bases, systems for extrusion and blow molding and various other specialty equipment. The market is driven by the consumer economy and the automotive industry. The metalworking technologies (formerly cutting process technologies) segment serves a variety of industries, including the automotive industry. It produces five basic types of industrial products: metalcutting tools, metalworking fluids, precision grinding wheels, carbide wear parts and industrial magnets. The markets for both business segments are highly competitive and can be cyclical in nature.

     Financial data for the past three years for the company’s business segments are shown in the following tables. The accounting policies followed by the segments are identical to those used in the preparation of the company’s consolidated financial statements. The effects of intersegment transactions, which are not material in amount, have been eliminated. The company incurs costs and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been allocated to the company’s business segments by various methods, largely on the basis of usage. Management believes that all such allocations are reasonable.

Sales by Segment

(In millions)	1999	1998	1997

Plastics technologies	$904.2	$796.4	$735.7

Metalworking technologies	720.5	718.3	703.0

Total sales	$1,624.7	$1,514.7	$1,438.7

Operating Information by Segment

(In millions)	1999	1998	1997

Operating earnings

Plastics technologies	$89.3	$80.3	$59.7

Metalworking technologies	72.8	82.2	81.2

Restructuring costs (a)	(16.2)	—	—

Gain on divestiture of business (b)	13.1	—	—

Corporate expenses	(16.5)	(18.9)	(17.2)

Other unallocated expenses (c)	(5.4)	(5.7)	(5.8)

Operating earnings	137.1	137.9	117.9

Interest expense-net	(38.2)	(30.7)	(27.5)

Earnings from continuing operations before income taxes and minority shareholders’ interests	$98.9	$107.2	$90.4

Segment assets (d)

Plastics technologies	$850.8	$882.8	$587.2

Metalworking technologies	552.8	547.2	476.8

	1,403.6	1,430.0	1,064.0

Discontinued machine tools segment	—	—	246.6

Cash and cash equivalents	81.3	48.9	25.7

Receivables sold	(75.0)	(63.1)	(75.0)

Deferred income taxes	52.4	55.0	54.4

Unallocated corporate and other (e)	74.4	86.3	76.8

Total assets	$1,536.7	$1,557.1	$1,392.5

Capital expenditures

Plastics technologies	$18.9	$29.6	$26.0

Metalworking technologies	26.7	38.8	33.9

Unallocated corporate	1.7	2.4	2.0

	47.3	70.8	61.9

Discontinued machine tools segment	—	10.6	17.6

Total capital expenditures	$47.3	$81.4	$79.5

See notes (a)-(e) on page 47.

Notes to Consolidated Financial Statements

Operating Information by Segment

(In millions)	1999	1998	1997

Depreciation and amortization

Plastics technologies	$32.8	$26.6	$21.9

Metalworking technologies	24.9	23.3	23.0

Unallocated corporate	.6	1.5	2.9

	58.3	51.4	47.8

Discontinued machine tools segment	—	6.0	5.9

Total depreciation and amortization	$58.3	$57.4	$53.7

(a)	$6.7 million relates to the plastics technologies segment and $9.5 million relates to the metalworking technologies segment.
(b)	Relates to the plastics technologies segment.
(c)	Includes financing costs related to the sale of accounts receivable.
(d)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.
(e)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

Geographic Information

(In millions)	1999	1998	1997

Sales (a)

United States	$1,002.9	$912.7	$845.3
Non-U.S. operations

Germany	234.5	235.6	219.5

Other western Europe	252.2	252.2	248.2

Asia	83.3	74.5	87.1

Other	51.8	39.7	38.6

Total sales	$1,624.7	$1,514.7	$1,438.7

Noncurrent assets

United States	$579.3	$542.3	$377.7
Non-U.S. operations

Germany	87.2	108.6	80.7

Other western Europe	101.1	117.9	78.9

Asia	20.3	18.4	17.8

Other	6.2	7.5	6.1

Discontinued operations	—	—	64.4

Total noncurrent assets	$794.1	$794.7	$625.6

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

     Sales of U.S. operations include export sales of $153.8 million in 1999, $136.3 million in 1998 and $113.1 million in 1997.

     Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $720.1 million, $679.6 million and $684.2 million in 1999, 1998 and 1997, respectively.

Subsequent Event

       On February 4, 2000, the company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to four million shares, or approximately 11% of the company’s outstanding common shares. The company plans to repurchase these shares from time to time on the open market beginning in the first quarter of 2000.

Notes to Consolidated Financial Statements

Report of Independent Auditors

Board of Directors

Milacron Inc.

      We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Earnings, Comprehensive Income and Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Supplementary Financial Information

Operating Results by Quarter (Unaudited)

(In millions, except per-share amounts) 1999

	Qtr 1	Qtr 2	Qtr 3		Qtr 4

Sales	$392.0	$401.0	$393.0		$438.7

Manufacturing margins	103.6	102.3	102.5		114.7

Percent of sales	26.4%	25.5%	26.1%		26.1%

Net earnings	15.1	15.3	17.4		22.3 (a)
Per common share

Basic	.40	.42	.47		.61

Diluted	.40	.41	.47		.61

1998

Sales	$356.5	$370.5	$352.1		$435.6

Manufacturing margins	96.6	103.7	99.9		122.2

Percent of sales	27.1%	28.0%	28.4%		28.1%

Earnings from continuing operations	15.0	18.3	18.5		23.6
Per common share

Basic	.38	.47	.47		.62

Diluted	.37	.45	.47		.62

Discontinued operations	2.6	2.6	(39.1	)(b)	—
Per common share

Basic	.07	.06	(1.00)		—

Diluted	.07	.07	(1.00)		—

Net earnings	17.6	20.9	(20.6)		23.6
Per common share

Basic	.45	.53	(.53)		.62

Diluted	.44	.52	(.53)		.62

(a)	Includes a gain of $13.1 million ($10.1 million after tax) on the sale of the company’s European extrusion systems business and restructuring costs of $16.2 million ($10.9 million after tax).
(b)	Includes a loss of $45.9 million ($35.2 million after tax) on the sale of the discontinued machine tools segment.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio

February 4, 2000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The information required by Item 10 is (i) incorporated herein by reference to the “Election of Directors” section of the company’s proxy statement dated March 24, 2000 and (ii) included in Part I on page 16 of this Form 10-K.

Item 11.	Executive Compensation

     The “Components of Compensation” section of the company’s proxy statement dated March 24, 2000 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The “Principal Holders of Voting Securities” section of the company’s proxy statement dated March 24, 2000 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

     The paragraph captioned “Stock Loan Programs” of the company’s proxy statement dated March 24, 2000 is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries is included in Item 14(d) for the years ended 1999, 1998 and 1997:

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	52

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14 (a) (3) — List of Exhibits

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.

3.	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

3.2	By-Laws, as amended

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

4.	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	8 3/8% Notes due 2004

—	Incorporated herein by reference to the company’s Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).

4.2	7 7/8% Notes due 2000

—	Incorporated by reference to the company’s Registration Statement on Form S-4 dated July 21, 1995 (File No. 33-60081).

4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

9.  Voting Trust Agreement — not applicable.

10.  Material Contracts:

10.1	Milacron 1987 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 27, 1987.

10.2	Milacron 1991 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 22, 1991.

10.3	Milacron 1994 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 24, 1994.

10.4	Milacron 1997 Long-Term Incentive Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.5	Milacron 1996 Short-Term Management Incentive Plan

—	Incorporated herein by reference to the company’s Form 10-K for the Fiscal year ended December 28, 1996.

10.6	Milacron Supplemental Pension Plan, as amended

—	Filed herewith.

10.7	Milacron Supplemental Retirement Plan, as amended

—	Filed herewith.

10.8	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.9	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.10	Milacron Supplemental Executive Retirement Plan, as amended

—	Filed herewith.

10.11	Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.12	Milacron Compensation Deferral Plan, as amended

—	Filed herewith.

10.13	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent

—	Incorporated herein by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485).

10.14	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated December 30, 1995.

10.15	Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated September 30, 1998.

10.16	Amendment Number One to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.

—	Filed herewith

10.17	Milacron Supplemental Executive Pension Plan.

—	Filed herewith

10.18	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Filed herewith.

10.19	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Filed herewith.

11.  Statement Regarding Computation of Per-Share Earnings

12.  Statement Regarding Computation of Ratios — not applicable

13.  Annual report to security holders, Form 10-Q or quarterly report to security holders — not applicable

16.  Letter regarding Change in Certifying Accountant — not applicable

18.  Letter regarding Change in Accounting Principles — not applicable

21.  Subsidiaries of the Registrant

22.	Published Report Regarding Matters Submitted to Vote of Security Holders

—	Incorporated by reference to the company’s Proxy Statement dated March 26, 1999.

23.  Consent of Experts and Counsel

24.  Power of Attorney — not applicable

27.  Financial Data Schedule

99.  Additional Exhibits — not applicable

Item 14(b) — Reports on Form 8-K

—	A Current Report on Form 8-K, Item 5, dated December 13, 1999, was filed regarding certain efficiency initiatives with charges to be absorbed primarily in the fourth quarter of 1999 and the first half of 2000.

Item 14 (c) & (d) — Exhibits and Financial Statement Schedules

      The responses to these portions of Item 14 are submitted as a separate section of this report.

Milacron Inc. and Subsidiaries

Schedule II Valuation and Qualifying Accounts and Reserves
Years ended 1999, 1998 and 1997
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Cost and	Other		Deductions		at End
Description	of Period	Expenses	— Describe		— Describe		of Period

Year ended 1999

Allowance for doubtful accounts	$12,083	$ 5,021	$ 46	(a)	$ 2,618	(b)	$12,103
					534	(c)
					1,895	(d)

Restructuring and consolidation reserves	$ 521	$14,137	$5,722	(e)	$ 1,852	(b)	$17,836
					692	(c)

Allowance for inventory obsolescence	$37,350	$ 9,920	$ 271	(a)	$ 6,791	(b)	$37,645
					2,512	(c)
					593	(d)

Year ended 1998

Allowance for doubtful accounts	$13,004	$ 5,757	$1,341	(a)	$ 4,639	(b)	$12,083
			199	(c)	3,579	(d)

Restructuring and integration reserves	$ 933	$ —	$ —		$ 412	(b)	$ 521

Allowance for inventory obsolescence	$41,657	$10,074	$1,093	(a)	$10,137	(b)	$37,350
			1,771	(c)	7,108	(d)

Year ended 1997

Allowance for doubtful accounts	$13,715	$ 5,528	$ 200	(a)	$ 5,624	(b)	$13,004
					815	(c)

Restructuring and integration reserves	$ 2,324	$ —	$ —		$ 1,266	(b)	$ 933
					125	(c)

Allowance for inventory obsolescence	$45,649	$12,636	$ —		$13,223	(b)	$41,657
					3,405	(c)

(a)	Consists of reserves of subsidiaries purchased during the year.
(b)	Represents amounts charged against the reserves during the year.
(c)	Represents foreign currency translation adjustment during the year.
(d)	Consists of reserves of business sold during the year.
(e)	Reserves established in connection with allocation of Uniloy acquisition cost.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Daniel J. Meyer

Daniel J. Meyer; Chairman
and Chief Executive Officer
(Chief Executive Officer)

By:	/s/ Ronald D. Brown

Ronald D. Brown; President
and Chief Operating Officer
(Chief Operating Officer)

By:	/s/ Robert P. Lienesch

Robert P. Lienesch; Vice President —
Finance, Treasurer and Chief
Financial Officer
(Chief Financial Officer)

By:	/s/ Jerome L. Fedders

Jerome L. Fedders: Controller
(Chief Accounting Officer)

Date: March 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Neil A. Armstrong Neil A. Armstrong; March 7, 2000 (Director)	/s/ Darryl F. Allen ----------------------------------------------------------- Darryl F. Allen; March 7, 2000 (Director)
/s/ Harry A. Hammerly Harry A. Hammerly; March 7, 2000 (Director)	/s/ Barbara Hackman Franklin ----------------------------------------------------------- Barbara Hackman Franklin; March 7, 2000 (Director)
/s/ David L. Burner David L. Burner; March 7, 2000 (Director)

Item 14 (c) and (d) — Index to Certain Exhibits and Financial Statement Schedules

Page

Exhibit 10.6	Milacron Supplemental Pension Plan, as amended	Bound Separately
Exhibit 10.7	Milacron Supplemental Retirement Plan, as amended	Bound Separately
Exhibit 10.10	Milacron Supplemental Executive Retirement Plan, as amended	Bound separately
Exhibit 10.12	Milacron Compensation Deferral Plan, as amended	Bound Separately
Exhibit 10.16	Amendment Number One to the Amended and Restated revolving Credit Agreement dated as of November 30,1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent	Bound Separately
Exhibit 10.17	Milacron Supplemental Executive Pension Plan	Bound Separately
Exhibit 10.18	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company	Bound Separately
Exhibit 10.19	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company	Bound Separately
Exhibit 11	Computation of Per-Share Earnings	Bound Separately
Exhibit 21	Subsidiaries of the Registrant	Bound Separately
Exhibit 23	Consent of Experts and Counsel	Bound Separately
Exhibit 27	Financial Data Schedule	Bound Separately