Form 10-Q
period 2000-03-31
MILACRON INC
filed 2000-05-12
CIK 716823

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

         For the quarter ended March 31, 2000

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

         For the transition period from           to
                                          ------      ------
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

Yes      [X]      No       [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 9, 2000: 35,778,138

================================================================================

                          Milacron Inc. and Subidiaries
                                      Index
                                                                          Page

PART I        FINANCIAL INFORMATION


Item    1.        Financial Statements


                    Consolidated Condensed Statements of Earnings         3


                    Consolidated Condensed Balance Sheets                 4


                    Consolidated Condensed Statements of Cash Flows       5


                    Notes to Consolidated Condensed Financial
                      Statements                                          6


Item    2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11


Item    3.        Quantitative and Qualitative Disclosures
                    about Market Risk                                    16

PART II       OTHER INFORMATION

Item    1.        Legal Proceedings                                      17

Item    6.        (a) Exhibits                                           17


                  (b) Reports on Form 8-K                                17


                  Signatures                                             18


                  Index to Exhibits                                      19

PART I  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Milacron Inc. and Subsidiaries
(Unaudited)
=======================================================================================================================
(IN MILLIONS, EXCEPT                                                                             QUARTER ENDED MARCH 31,
 SHARE AND PER-SHARE AMOUNTS)                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------------

Sales...............................................................................         $  396.9         $   392.0
Cost of products sold...............................................................            294.0             288.4
                                                                                             --------         ---------
   Manufacturing margins............................................................            102.9             103.6

Other costs and expenses
   Selling and administrative.......................................................             66.2              70.4
   Restructuring costs..............................................................              1.2                 -
   Other - net......................................................................              4.3               2.5
                                                                                             --------         ---------
     Total other costs and expenses.................................................             71.7              72.9
                                                                                             --------         ---------

Operating earnings..................................................................             31.2              30.7

Interest
   Income...........................................................................               .5                .4
   Expense..........................................................................             (9.8)             (9.6)
                                                                                             --------         ---------
     Interest - net.................................................................             (9.3)             (9.2)
                                                                                             --------         ---------

EARNINGS BEFORE INCOME TAXES AND MINORITY
   SHAREHOLDERS' INTERESTS..........................................................             21.9              21.5

Provision for income taxes..........................................................              6.8               6.3
                                                                                             --------         ---------

EARNINGS BEFORE MINORITY SHAREHOLDERS' INTERESTS....................................             15.1              15.2

Minority shareholders' interests in earnings
   of subsidiaries..................................................................                -                .1
                                                                                             --------         ---------

NET EARNINGS........................................................................         $   15.1         $    15.1
                                                                                             ========         =========

EARNINGS PER COMMON SHARE
   BASIC............................................................................         $    .42         $     .40
                                                                                             ========         =========
   DILUTED..........................................................................         $    .41         $     .40
                                                                                             ========         =========

Dividends per common share..........................................................         $    .12         $     .12
                                                                                             ========         =========

Weighted average common shares outstanding assuming
   dilution (in thousands)..........................................................           36,236            37,500
                                                                                             ========         =========
=======================================================================================================================

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Milacron Inc. and Subsidiaries
(Unaudited)
========================================================================================================================
(IN MILLIONS, EXCEPT PAR VALUE)                                                                MAR. 31,          DEC. 31,
                                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents........................................................          $   46.6         $    81.3
   Notes and accounts receivable,less allowances
     of $12.8 in 2000 and $12.1 in 1999.............................................             228.7             217.3
   Inventories
     Raw materials..................................................................              50.4              44.4
     Work-in-process and finished parts.............................................             176.9             176.2
     Finished products..............................................................             146.5             152.8
                                                                                              --------         ---------
       Total inventories............................................................             373.8             373.4
   Other current assets.............................................................              48.1              45.6
                                                                                              --------         ---------
     Total current assets...........................................................             697.2             717.6
Property, plant and equipment-net...................................................             314.7             323.2
Goodwill............................................................................             415.0             419.6
Other noncurrent assets.............................................................              78.2              76.3
                                                                                              --------          --------
TOTAL ASSETS........................................................................          $1,505.1          $1,536.7
                                                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Borrowings under lines of credit.................................................          $  107.9         $   117.7
   Long-term debt due within one year...............................................             125.4             107.0
   Trade accounts payable...........................................................             126.1             130.7
   Advance billings and deposits....................................................              31.3              28.8
   Accrued and other current liabilities............................................             164.7             172.7
                                                                                              --------          --------
     Total current liabilities......................................................             555.4             556.9
Long-term accrued liabilities.......................................................             189.9             190.8
Long-term debt......................................................................             276.1             298.1
                                                                                              --------          --------
   TOTAL LIABILITIES................................................................           1,021.4           1,045.8
Commitments and contingencies.......................................................                 -                 -
Shareholders' equity
   4% Cumulative Preferred shares...................................................               6.0               6.0
   Common shares, $1 par value
     (outstanding: 35.8 in 2000 and 36.8 in 1999)...................................              35.8              36.8
   Capital in excess of par value...................................................             315.6             325.5
   Reinvested earnings..............................................................             168.6             158.0
   Accumulated other comprehensive income (loss)....................................             (42.3)            (35.4)
                                                                                              --------          --------
     Total shareholders' equity.....................................................             483.7             490.9
                                                                                              --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY...........................................................................         $ 1,505.1         $ 1,536.7
                                                                                             =========         =========
========================================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Milacron Inc. and Subsidiaries
(Unaudited)
=======================================================================================================================
(IN MILLIONS)                                                                                    QUARTER ENDED MARCH 31,
                                                                                                 2000              1999
-----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
   OPERATING ACTIVITIES CASH FLOWS
     Net earnings...................................................................         $   15.1         $    15.1
     Operating activities providing (using) cash
       Depreciation and amortization................................................             15.2              14.7
       Deferred income taxes........................................................              1.3                .7
       Working capital changes
         Notes and accounts receivable..............................................            (13.3)             (7.4)
         Inventories................................................................             (6.5)            (15.5)
         Other current assets.......................................................             (2.0)             (1.5)
         Trade accounts payable.....................................................             (5.0)            (14.6)
         Other current liabilities..................................................             (4.4)              9.0
       Decrease (increase) in other
         noncurrent assets..........................................................             (1.9)              4.1
       Increase (decrease) in long-term
         accrued liabilities........................................................              1.3               (.7)
       Other-net....................................................................              (.8)              (.9)
                                                                                             --------         ---------
         Net cash provided (used) by operating activities...........................             (1.0)              3.0
   INVESTING ACTIVITIES CASH FLOWS
     Capital expenditures...........................................................             (7.5)            (15.2)
     Net disposals of property, plant
       and equipment................................................................               .3                .4
     Acquisitions...................................................................                -             (10.5)
     Divestitures...................................................................                -               3.2
                                                                                             --------         ---------
       Net cash used by investing activities........................................             (7.2)            (22.1)
   FINANCING ACTIVITIES CASH FLOWS
     Dividends paid.................................................................             (4.4)             (4.6)
     Repayments of long-term debt...................................................              (.2)             (1.5)
     Increase (decrease) in borrowings under
       lines of credit..............................................................             (8.9)             32.9
     Purchase of treasury and other common shares...................................            (12.3)            (17.7)
                                                                                             ---------        ---------
       Net cash provided (used) by financing
        activities..................................................................            (25.8)              9.1
EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH
   AND CASH EQUIVALENTS.............................................................              (.7)             (1.3)
                                                                                             --------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS...............................................            (34.7)            (11.3)
Cash and cash equivalents at beginning
   of period........................................................................             81.3              48.9
                                                                                             --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................         $   46.6         $    37.6
                                                                                             ========         =========

=======================================================================================================================

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the note captioned
"Restructuring Cost," necessary to present fairly the company's financial position, results of operations and cash flows.

     The Consolidated Condensed Balance Sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESTRUCTURING COSTS
     In 1999, the company implemented two separate initiatives to improve operating efficiency and strengthen synergies between certain recently acquired businesses and its previously existing operations.

     In September, the company announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998, the company recognized the need for improved efficiency within Uniloy's European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was dete-rmined that the manufacturing and assembly operations at the plantslocated in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and transferred to another plant located in the Czech Republic. In the second quarter of 1999, the company began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

     The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed in the fourth quarter of 2000, was orginally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisiton date have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.7 million, including $.8 million that is being charged to expense as incurred.Of the latter amount, $.5 million was recorded in the first quarter of 2000.The remainder of thetotal cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuation have had the effect of reducing it by $.8 million,including $.1 million in the first quarter of 2000. Charges against the reserve in the first quarter of 2000 were $1.8 million.

    The total cash cost of the consolidation is currently expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation could reduce revenues in the short term but is not expected to adversely affect revenue over the next year. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which will begin to phase-in during the second quarter of 2000.

     In December, the company implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments' operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which are being transferred to other locations, and the elimination of approximately 300 manufacturing and administrative positions worldwide, of which approximately 220 have been eliminated through March 31, 2000. There have been no changes in the actions contemplated by the plan and the total cost of implementing it is still expected to be approximately $20.8 million, including $16.0 million in 1999 and $4.8 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in the first quarter of 2000 totaled $1.9 million. Foreign currency exchange rate fluctuations during the first quarter had the effect of reducing the reserve by an additional $.4 million. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that will be funded through pension plans and $5.0 million for additional costs that are being charged to expense as incurred. Of the latter amount, $.7 million was incurred in the first quarter of 2000.

    The total cash cost of the plan, including capital expenditures of $3.5 million, is expected to be approximately $17.7 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which will gradually phase-in during 2000 and be fully realized in 2001.

    As presented in the Consolidated Condensed Statement of Earnings for the first quarter of 2000, the line captioned "Restructuring costs" includes the following components:

-------------------------------------------------------------------------
RESTRUCTURING COSTS
=========================================================================
(IN MILLIONS)                                      QUARTER ENDED MARCH 31,
                                                                     2000
-------------------------------------------------------------------------
Costs related to Uniloy consolidation .......................      $   .5
Other restructuring costs ...................................          .7
                                                                   ------
                                                                   $  1.2
                                                                   ======

=========================================================================

    Changes in the reserves for the two initiatives discussed above during the first quarter of 2000 are summarized in the following table.

-------------------------------------------------------------------------
RESTRUCTURING RESERVES
=========================================================================
(IN MILLIONS)                     BEGINNING                        ENDING
                                    BALANCE          CHANGE       BALANCE
-------------------------------------------------------------------------
Uniloy consolidation
   Termination benefits.......   $      3.6      $    (1.8)     $     1.8
   Facility exit costs........           .7            (.1)            .6
                                 ----------      ---------      ---------
                                        4.3           (1.9)           2.4
Restructuring costs
   Termination benefits.......          9.4           (2.0)           7.4
   Facility exit costs........          3.8            (.3)           3.5
                                 ----------      ---------      ---------
                                       13.2           (2.3)          10.9
                                 ----------      ---------      ---------
Total reserves................   $     17.5      $    (4.2)     $    13.3
                                 ==========      =========      =========

=========================================================================

ACQUISITIONS
     In July, 1999, the company acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supplies Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

    In the third quarter of 1999, the company made three acquisitions in the metalworking technologies segment. In August, the company acquired Producto Chemical, Inc. (Producto), a U.S. manufacturer of process cleaners, washers, corrosion inhibitors and specialty products for metalworking with annual sales approaching $5 million as of the acquisition date. Producto's products are being marketed worldwide through the company's sales and distribution channels. In September, the company acquired Oak International, Inc. (Oak), a supplier of metalforming lubricants and process cleaners and a leading supplier of lubricants used in the manufacture of industrial heat exchangers and air conditioners. Headquartered in Michigan, Oak has two manufacturing plants in the U.S. and one in the U.K. and had annual sales approaching $12 million as of the acquisition date. Also in September, the company acquired the Micro Carbide product line of round, solid-carbide metalworking tools, which includes reamers, step drills and miniature tools. These products are being produced at the company's Data Flute CNC facility.

    All of the 1999 acquisitions were accounted for under the purchase method and were financed through the use of available cash and borrowings under lines of credit. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $32.7 million. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

-------------------------------------------------------------------------
ALLOCATION OF ACQUISITION COST
=========================================================================
(IN MILLIONS)                                                        1999
-------------------------------------------------------------------------
Cash and cash equivalents............................            $     .7
Accounts receivable..................................                 4.0
Inventories..........................................                 5.0
Other current assets.................................                  .3
Property, plant and equipment........................                 4.5
Goodwill.............................................                21.9
                                                                 --------
   Total assets......................................                36.4

Borrowings under lines
   of credit.........................................                  .7
Other current liabilities............................                 1.7
Long-term accrued liabilities........................                  .4
Long-term debt.......................................                  .9
                                                                 --------
   Total liabilities.................................                 3.7
                                                                 --------
Total acquisition cost...............................            $   32.7
                                                                 ========

=========================================================================

INCOME TAXES
     In the first quarter of 2000 and 1999, the provision for income taxes consists of U.S. federal and state and local income taxes as well as non-U.S. income taxes. The provision also includes the effects of adjustments of deferred tax assets and related valuation allowances in certain non-U.S. jurisdictions.

    At December 31, 1999, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $146 million, substantially all of which have no expiration dates. The deferred tax assets related to certain of these loss carryforwards were partially reserved through valuation allowances which totaled approximately $35 million. The company reviews valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. The principal focus of this review is the expected utilization of net operating loss carryforwards during the current and future years. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's effective tax rate.

    The company's expected effective tax rate for 2000 of 31% is lower than the U.S. federal statutory rate due principally to the planned reversal of valuation allowances in certain jurisdictions, particularly in Germany. However, the extent of such valuation allowance adjustments will ultimately be contingent on the achievement of planned operating results for the year and changes in facts and circumstances that may affect the amount of positive or negative evidence available at future review dates.

    The effective tax rate for the first quarter of 1999 was also less than the federal statutory rate due in part to the planned adjustment of valuation allowances based on the utilization of net operating loss carryforwards in Germany. The first quarter tax provision in 1999 also included the effect of tax reserve adjustments to more accurately reflect actual expected liabilities. These benefits were partially offset by the downward adjustment of the company's net deferred tax assets in Germany to a lower tax rate.

RECEIVABLES
    In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest of up to $75.0 million in designated pools of accounts receivable. At March 31, 2000, December 31, 1999, March 31, 1999 and December 31, 1998, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $75.0 million, $75.0 million, $71.2 million and $63.1 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

LIABILITIES
    The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

-------------------------------------------------------------------------
ACCRUED AND OTHER CURRENT LIABILITIES
=========================================================================
(IN MILLIONS)                                     MAR. 31,        DEC. 31,
                                                     2000            1999
-------------------------------------------------------------------------
Accrued salaries, wages
   and other compensation...................     $   55.6       $    53.6
Accrued and deferred income
   taxes....................................         18.5            16.1
Other accrued expenses......................         90.6           103.0
                                                 --------       ---------
                                                 $  164.7       $   172.7
                                                 ========       =========

=========================================================================


-------------------------------------------------------------------------
Long-Term Accrued Liabilities
=========================================================================
(In millions)                                      Mar. 31,       Dec. 31,
                                                      2000           1999
-------------------------------------------------------------------------
Accrued pensions and
   other compensation.......................     $   65.6       $    69.1
Accrued postretirement
   health care benefits.....................         38.6            38.9
Accrued and deferred
   income taxes.............................         29.5            27.5
Minority shareholders'
   interests................................         22.2            22.2
Other.......................................         34.0            33.1
                                                 --------       ---------
                                                 $  189.9       $   190.8
                                                 ========       =========

=========================================================================


LONG-TERM DEBT
    The components of long-term debt are shown in the following table.

--------------------------------------------------------------------------
LONG-TERM DEBT
==========================================================================
(IN MILLIONS)                                     MAR. 31,         DEC. 31,
                                                     2000             1999
---------------------------------------------------------------------------
7-7/8% Notes due 2000 .............              $  100.0          $  100.0
8-3/8% Notes due 2004 .............                 115.0             115.0
Revolving credit
   facility .......................                 153.8             156.9
Other .............................                  32.7              33.2
                                                   ------            ------
                                                    401.5             405.1
Less current maturities ...........                (125.4)           (107.0)
                                                   ------            ------
                                                 $  276.1          $  298.1
                                                   ======            ======

===========================================================================

    Outstanding borrowings under the company's revolving credit facility of $100.0 million and DM 109.5 million ($53.8 million) at March 31, 2000, and $100.0 million and DM 110 million ($56.9 million) at December 31, 1999 are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 6.1% per year at March 31, 2000 and 6.7% per year at December 31, 1999.

    As presented in the previous table, current maturities of long-term debt includes the 7-7/8% Notes due 2000 which are payable on May 15, 2000.

    On April 6, 2000, the company received the proceeds from a public debt offering in Europe EURO 115 million (approximately $110 million) of 7-5/8% Eurobonds with a maturity date of April 6, 2005 (see Subsequent Event).

LINES OF CREDIT
    At March 31, 2000, the company had lines of credit with various U.S. and non-U.S. banks of approximately $589 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $116 million at March 31, 2000.

SHAREHOLDERS' EQUITY
    On October 2, 1998, the company announced its intention to repurchase up to two million of its outstanding common shares on the open market, of which 1,239,700 were repurchased during the fourth quarter of 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999 at a cost of $13.1 million. Additional shares totaling 88,309 were purchased in the first quarter of 1999 in connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.

    On February 4, 2000, the company's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 898,100 were repurchased during the first quarter of 2000 at a cost of $12.2 million. An additional 9,521 shares were purchased on the open market in the first quarter of 2000 for management incentive and employee benefit programs. A total of 78,000 treasury shares were reissued in the first quarter of 2000 in connection with restricted share grants.

COMPREHENSIVE INCOME
    Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity. Total comprehensive income and changes in total shareholders' equity are as follows:

------------------------------------------------------------------------------------------------------------
Comprehensive Income and Shareholders' Equity
============================================================================================================
(In millions)                                                             Quarter Ended March 31,
                                                                    2000                          1999
                                                            ----------------------       -------------------
                                                              Total          Total         Total        Total
                                                            Compre-         Share-       Compre-       Share-
                                                            hensive       holders'       hensive     holders'
                                                             Income         Equity        Income      Equity
-------------------------------------------------------------------------------------------------------------

Balance at beginning
   of period................................                             $   490.9                 $   476.6

Net common share
   transactions.............................                                 (11.0)                    (13.6)

Net earnings................................              $   15.1            15.1    $    15.1         15.1
Foreign currency
   translation adjustments..................                  (6.9)           (6.9)       (12.4)       (12.4)
                                                          --------                    ---------

Total comprehensive
   income...................................              $    8.2                    $     2.7
                                                          ========                    =========

Cash dividends..............................                                  (4.4)                     (4.6)
                                                                         ---------                 ---------

Balance at end of period....................                             $   483.7                 $   461.1
                                                                         =========                 =========
============================================================================================================


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

ORGANIZATION
    The company has two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the first quarters of 2000 and 1999 are presented in the following table.


==============================================================================
(IN MILLIONS)                                           QUARTER ENDED MARCH 31,
                                                          2000            1999
------------------------------------------------------------------------------
Sales
   Plastics technologies.........................     $  217.6       $   217.2
   Metalworking technologies.....................        179.3           174.8
                                                      --------       ---------
                                                      $  396.9       $   392.0
                                                      ========       =========

Operating earnings
   Plastics technologies.........................     $   22.1       $    20.1
   Metalworking technologies.....................         16.6            16.1
   Restructuring costs (a).......................         (1.2)              -
   Corporate expenses............................         (4.8)           (4.2)
   Other unallocated
     expenses (b)................................         (1.5)           (1.3)
                                                      ---------      ---------
     Operating earnings..........................         31.2            30.7
Interest expense-net.............................         (9.3)           (9.2)
                                                      ---------      ---------

Earnings before income
   taxes and minority
     shareholders' interests.....................     $   21.9       $    21.5
                                                      ========       =========

New orders
   Plastics technologies.........................     $  209.7       $   206.5
   Metalworking technologies.....................        187.0           181.5
                                                      --------       ---------
                                                      $  396.7       $   388.0
                                                      ========       =========

==============================================================================

(a)..$.6 million relates to the plastics technologies segment and $.6 million relates to the metalworking technologies segment.

(b) Includes financing costs related to the sale of accounts receivable.

EARNINGS PER COMMON SHARE
    Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.

RECENTLY ISSUED PRONOUNCEMENTS
    In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This standard was originally to have been effective for the company beginning in 2000. However, in July, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which postpones the mandatory adoption of SFAS No. 133 by the company until 2001. SFAS No. 133 establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities, including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effects of foreign currency exchange rate fluctuations. The company is evaluating the effect of SFAS No. 133 on its financial position and results of operations. However, management currently believes that the effects will not be material.

SUBSEQUENT EVENT
    On April 6, 2000, the company received the proceeds from a public debt offering in Europe of EURO 115 million (approximately $110 million) of 77-5/8% Eurobonds with a maturity date of April 6, 2005. The net proceeds of the offering will be used in part to repay $100 million of 7-7/8% Notes due on May 15, 2000 (see Long-Term Debt). The Eurobonds are not being registered under the Securities Act of 1933 for sale in the United States.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Unaudited)

RESULTS OF OPERATIONS
     Milacron operates in two business segments: plastics technologies and metalworking technologies.

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

    In September, 1999, we acquired the Micro Carbide product line, which includes solid-carbide reamers, step drills and miniature tools. These products are being produced by Data Flute CNC, which we acquired in 1997 and which also manufactures round solid-carbide metalworking tools.

    Of the businesses acquired in 1999, Nickerson is included in the plastics technologies segment while Producto, Oak and Micro Carbide are included in the metalworking technologies segment.

    All of the acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting. In the aggregate, these acquisitions had the effect of increasing first quarter 2000 new orders and sales by $5 million in relation to 1999.

PRESENCE OUTSIDE THE U.S.
    In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In 1999, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 27%; Asia 7%; Canada and Mexico 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 2000, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 1999. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $12 million and $16 million, respectively. The effect on earnings was not significant.

    Between December 31, 1999 and March 31, 2000, the euro weakened against the dollar by approximately 5%. Certain other currencies also weakened in relation to the dollar during the period. In the aggregate, these rate fluctuations resulted in a $7 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

     If the euro should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and, possibly, net earnings when compared to historical results.

NEW ORDERS AND BACKLOG
    New orders in the first quarter of 2000 were $397 million compared to $388 million in 1999. As discussed above, foreign currency exchange rate fluctuations had the effect of reducing new orders by $12 million, while the 1999 acquisitions contributed an incremental $5 million of orders. The 1999 consolidated orders amount includes $13 million related to our European extrusion systems business that was sold in the fourth quarter of the year. Excluding currency effects and acquisitions, consolidated new orders for ongoing operations increased by $29 million, or more than 7%.

    Orders for plastics technologies products were $210 million, an increase of $3 million in relation to 1999 despite the absence of $13 million of orders from the European extrusion systems business. Unfavorable currency exchange rate fluctuations had the effect of reducing orders by $5 million. Excluding currency and acquisition effects, orders for ongoing operations increased by almost 10%. Orders for injection molding machines increased worldwide as did orders for U.S.-built extrusion systems. Orders for Uniloy blow molding systems decreased due in part to the ongoing consolidation in the dairy industry.

    Orders for metalworking technologies products were $187 million, which represents an increase of $5 million from $182 million in the first quarter of 1999. The 1999 acquisitions contributed an incremental $3 million of orders in 2000 while currency effects reduced new orders by $7 million. Orders for Widia products in Europe decreased due principally to the aforementioned currency effects. Orders for round metalcutting tools approximated the level achieved in 1999 despite ongoing softness in the aerospace industry in North America. Orders for metalworking fluids were essentially flat in Europe due principally to currency effects but increased in North America due in part to the 1999 acquisitions.

     U.S. export orders were $37 million in the first quarter of 2000. In the first quarter of 1999, export orders totaled $28 million. The increase resulted principally from increased orders for U.S.-built injection molding machines and for Valenite products.

    Milacron's backlog of unfilled orders totaled $225 million at March 31, 2000, compared to $243 million at December 31, 1999, and $261 million at March 31, 1999. The reduction in relation to December 31, 1999 is due principally to currency effects and lower order levels for Uniloy blow molding systems. The same factors contributed to the decrease in relation to March 31, 1999, as did the effect of the sale of the European extrusion systems business.

SALES
    Sales in the first quarter of 2000 were $397 million, which represented a $5 million increase from $392 million in 1999. Currency effects reduced consolidated sales by $16 million in relation to 1999. The 1999 acquisitions contributed an incremental $5 million of sales in 2000, which was more than offset by the absence of $17 million of 1999 sales from the European extrusion systems business. Excluding currency and acquisition effects, sales for ongoing operations increased by 8%.

    In the plastics technologies segment, first quarter 2000 sales were $218 million compared to $217 million in the same period of 1999. Excluding currency and acquisition effects, orders for ongoing operations increased by more than 10%. The absence of the European extrusion business was offset by higher sales of U.S.-built injection molding machines and extrusion systems. Sales of D-M-E products increased modestly despite softening markets in North America and Europe, but sales of Uniloy products continued to be penalized by consolidation in the dairy industry.

    Sales of metalworking technologies products increased by $4 million from $175 million in 1999 to $179 million in 2000. The 1999 acquisitions contributed an incremental $3 million of sales while currency effects reduced reported sales by $9 million. Sales of metalworking fluids and Valenite products increased in North America. In Europe, sales of Widia metalcutting products increased in local currencies but were lower as measured in U.S. dollars due to adverse currency effects. Despite ongoing soft demand in the U.S. aerospace industry for certain product lines, sales of round tools increased due to higher sales of high-speed steel drills in North America and Europe.

    Export sales were $38 million in the first quarter of 2000 compared to $33 million in 1999. The increase resulted from higher shipments of injection molding machines and Valenite products which more than offset reduced export sales of Uniloy blow molding systems.

     Sales of both segments to non-U.S. markets, including exports, totaled $159 million in the first quarter of 2000, compared to $178 million in 1999. In 2000 and 1999, products manufactured outside the U.S. approximated 36% and 43% of sales, respectively, while products sold outside the U.S. approximated 40% and 45% of sales, respectively.

MARGINS, COSTS AND EXPENSES AND OPERATING EARNINGS
    Our consolidated manufacturing margin in the first quarter of 2000 was 25.9% compared to 26.4% in 1999. In the plastics technologies segment, the overall margin percentage approximated the level achieved in 1999. Margins decreased in the metalworking technologies segment due to a number of factors including lower margins at Widia where production cutbacks to control inventory levels resulted in unabsorbed manufacturing costs.

    Excluding restructuring costs, the plastics technologies segment had operating earnings of $22.1 million, or 10.1% of sales, in the first quarter of 2000, compared to $20.1 million, or 9.3% of sales, in 1999. The increase resulted from improved earnings for injection molding machines worldwide and for U.S.-built extrusion systems.

    Excluding restructuring costs, the metalworking technologies segment had operating earnings of $16.6 million, or 9.3% of sales, in the first quarter of 2000, which represented a modest increase from $16.1 million, or 9.2% of sales, in 1999. Metalworking fluids, round tools and Valenite all had improved earnings in relation to 1999.

    Total selling and administrative expense decreased in amount in relation to 1999 due principally to the effect of our aggressive cost reduction efforts that began in 1999 and continued in 2000. As a percentage of sales, these expenses decreased from 18.0% in 1999 to 16.7% in 2000.

    Other expense-net was $4.3 million in the first quarter of 2000 compared to $2.5 million in 1999. The 2000 amount includes higher goodwill amortization expense related to the 1999 acquisitions.

    Interest expense-net, including amortization of debt issuance costs, increased only slightly in the first quarter of 2000 despite higher short-term interest rates. The effects of higher interest rates were substantially offset by lower average debt levels which resulted from the use of a portion of the proceeds from the sale of the European extrusion systems business to repay borrowings under lines of credit.

RESTRUCTURING COSTS
    In 1999, we implemented two separate initiatives to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations.

    In September, we announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998, we recognized the need for improved efficiency within Uniloy's European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that the manufacturing and assembly operations at the plants located in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and transferred to another plant located in the Czech Republic. In the second quarter of 1999, we began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

    The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed in the fourth quarter of 2000, was orginally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisiton date have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.7 million, including $.8 million that is being charged to expense as incurred. Of the latter amount, $.5 million was recorded in the first quarter of 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $.8 million, including $.1 million in the first quarter of 2000. Charges against the reserve in the first quarter of 2000 were $1.8 million.

    The total cash cost of the consolidation is currently expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation could reduce revenues in the short term but is not expected to adversely affect revenue over the next year. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which will begin to phase-in during the second quarter of 2000.

    In December, the company implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments' operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which are being transferred to other locations, and the elimination of approximately 300 manufacturing and administrative positions worldwide, of which approximately 220 have been eliminated through March 31, 2000. There have been no changes in the actions contemplated by the plan and the total cost of implementing it is still expected to be approximately $20.8 million, including $16.0 million in 1999 and $4.8 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in the first quarter of 2000 totaled $1.9 million. Foreign currency exchange rate fluctuations during the first quarter had the effect of reducing the reserve by an additional $.4 million. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that will be funded through pension plans and $5.0 million for additional costs that are being charged to expense as incurred. Of the latter amount, $.7 million was incurred in the first quarter of 2000.

    The total cash cost of the plan, including capital expenditures of $3.5 million, is expected to be approximately $17.7 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which will gradually phase-in during 2000 and be fully realized in 2001.

    As presented in the Consolidated Condensed Statement of Earnings for the first quarter of 2000, the line captioned "Restructuring costs" includes the following components:

-------------------------------------------------------------------------------
Restructuring Costs
===============================================================================
(In millions)                                      Quarter Ended March 31,
                                                                     2000
-------------------------------------------------------------------------------
Costs related to Uniloy
   consolidation...................................             $      .5
Other restructuring costs..........................                    .7
                                                                ---------
                                                                    $ 1.2

===============================================================================


    Changes in the reserves for the two initiatives discussed above during the first quarter of 2000 are summarized in the following table.

-------------------------------------------------------------------------------
Restructuring Reserves
===============================================================================
(In millions)                             Beginning                      Ending
                                            Balance        Change       Balance
-------------------------------------------------------------------------------
Uniloy consolidation
   Termination benefits ...........         $   3.6       $  (1.8)      $   1.8
   Facility exit costs ............              .7           (.1)           .6
                                            -------       -------       -------
                                                4.3          (1.9)          2.4
Restructuring costs
   Termination benefits ...........             9.4          (2.0)          7.4
   Facility exit costs ............             3.8           (.3)          3.5
                                            -------       -------       -------
                                               13.2          (2.3)         10.9
                                            -------       -------       -------
Total reserves ....................         $  17.5       $  (4.2)      $  13.3
                                            =======       =======       =======

-------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES AND MINORITY SHAREHOLDERS' INTERESTS
    Earnings before income taxes and minority shareholders' interests, net of restructuring costs, were $21.9 million in the first quarter of 2000 compared to $21.5 million in 1999. Excluding restructuring costs, pretax earnings increased by 7% due in part to lower selling and administrative expenses.

INCOME TAXES
     The first quarter 2000 and 1999 provisions for income taxes include U.S. federal and state and local income taxes as well as non-U.S. income taxes in jurisdictions outside the U.S.

    As discussed more fully in the notes to the consolidated condensed financial statements, Milacron entered both 2000 and 1999 with sizeable net operating loss
(NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. As a result of planned reductions in valuation allowances, Milacron's expected effective tax rate for 2000 is less than the U.S. statutory rate, as was also the case in 1999.

    In addition to the effects of reductions in valuation allowances, the 1999 effective tax rate included adjustments of income tax reserves to more accurately reflect actual expected liabilities. These benefits were partially offset by the downward adjustment of the carrying value of net deferred tax assets in Germany to the lower "with distribution" rate.

    The effective tax rate for 2000 is expected to be approximately 30-32% while the rate for 2001 is expected to increase slightly to 32-34%. However, the actual rates for both years will ultimately be contingent on the mix of earnings among tax jurisdictions and other factors that cannot be predicted with certainty at this time.

NET EARNINGS
    For the first quarter of 2000, net earnings were $15.1 million, or $.41 per share (diluted), which equaled the $15.1 million, or $.40 per share (diluted), earned in 1999. The 2000 amount includes $.8 million, or $.02 per share, for restructuring costs.

YEAR 2000
    The term "Year 2000 problem" (Y2K) refers to processing difficulties that may occur in information technology (I.T.) systems and other equipment with embedded microprocessors that were designed without considering the distinction between dates in the 1900's and the 2000's.

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

MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK
    Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At March 31, 2000, Milacron had outstanding forward contracts totaling $55.8 million compared to $18.7 million at December 31, 1999, and $14.9 million at March 31, 1999. The March 31, 2000 amount includes contracts totaling $48.0 million that were entered into on March 30, 2000 to hedge a portion of the proceeds of the Eurobond offering that were received on April 6, 2000 (see Liquidity and Sources of Capital). The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at March 31, 2000 or March 31, 1999, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

INTEREST RATE RISK
    At March 31, 2000, Milacron had fixed interest rate debt of $223 million, including $100 million of 7-7/8% Notes due May 15, 2000, and $115 million of 8-3/8% Notes due March 15, 2004. We also had floating rate debt totaling $286 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1999 and March 31, 1999, fixed rate debt totaled $222 million, and floating rate debt totaled $301 million and $319 million, respectively. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The potential loss on floating rate debt from a hypothetical 10% change in interest rates would be approximately $2.3 million at March 31, 2000 and December 31, 1999 and $2.2 million at March 31, 1999.

LIQUIDITY AND SOURCES OF CAPITAL
    At March 31, 2000, Milacron had cash and cash equivalents of $47 million, representing a decrease of $35 million during the first quarter of the year. The decrease resulted from the use of $42 million of the proceeds from the sale of the European extrusion systems business to repay borrowings under lines of credit early in 2000.

    Operating activities used $1 million of cash in the first quarter of 2000, compared with $3 million of cash provided in 1999. The latter amount includes $8 million of cash provided through the sale of additional accounts receivable under our receivables purchase agreement. The 2000 amount includes the cash costs of the previously discussed efficiency and restructuring initiatives.

    In the first quarter of 2000, investing activities resulted in a $7 million use of cash due to capital expenditures. In 1999, investing activities used $22 million of cash, including capital expenditures of $15 million and post-closing adjustments related to 1998 acquisitions of $10 million.

    Financing activities used $26 million of cash in the first quarter of 2000, compared to $9 million of cash provided in 1999. The 2000 amount includes a $9 million net decrease in debt and $12 million for the repurchase of common shares (as described below). In 1999, incremental borrowings provided $31 million while repurchases of common shares used $18 million of cash.

    In the fourth quarter of 1998, we announced a two million common share repurchase program, of which 1.2 million shares were repurchased through December 31, 1998. The remainder of shares were repurchased in the first quarter of 1999. In the first quarter of 2000, our Board of Directors authorized the repurchase of up to four million additional common shares on the open market of which .9 million had been repurchased through March 31, 2000.

    As of March 31, 2000, December 31, 1999 and March 31, 1999, Milacron's current ratio was 1.3.

    At March 31, 2000, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $589 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $116 million at March 31, 2000.

    Total debt was $509 million at March 31, 2000, representing an decrease of $14 million from $523 million at December 31, 1999. Total debt at March 31, 2000 includes $100 million of 7-7/8% Notes due May 15, 2000 which will be repaid using the proceeds of the EURO 115 million 7-7-5/8% Eurobond debt offering that was completed on April 6, 2000.

    Total shareholders' equity was $484 million at March 31, 2000, a decrease of $7 million from December 31, 1999. The decrease resulted from $7 million of unfavorable foreign currency translation effects and the share repurchase program, which more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) was 51% at March 31, 2000, compared to 52% at December 31, 1999. We believe that Milacron's cash flow from operations, the Eurobond proceeds and currently available credit lines are sufficient to meet our operating, debt repayment, share repurchase and capital requirements in 2000.

OUTLOOK
    The outlook for 2000 remains mixed. We are encouraged by generally strong business levels in North America and by improving conditions in several key European countries. However, many industrial sectors of the economy remain soft and we are concerned about projected declines in vehicle production and rising interest rates in North America in the second half of the year.

    We are launching a record number of important new products in 2000. Some have already been introduced and others will be featured at major U.S. plastics and metalworking trade shows in the second and third quarters. With the introduction of these new products and assuming world markets remain at current levels, we continue to target 6% to 7% overall sales growth in 2000 after adjusting for the sale of the European extrusion systems business. We also believe that with the implementation of the company-wide efficiency measures we initiated in 1999, we can achieve a 10% increase in earnings and a comparable increase in cash flow.


CAUTIONARY STATEMENT
    Milacron wishes to caution readers about all of the forward-looking statements in the "Outlook" section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2000 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

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

* production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron's plastics technologies products, steel, cobalt, tungsten and industrial grains used in the production of metalworking products;

* lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

*    customer acceptance of new products being introduced during 2000;

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by Item 3 is included in Item 2 on page 15 of this Form 10-Q.

PART II  OTHER INFORMATION

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
                             - filed as part of Part I

(b)  Reports on Form 8-K

     - A current report on Form 8-K, Item 5, dated March 10, 2000 was filed regarding a proposed unregistered offering of up to EURO 150 million Eurobonds by Milacron Capital Holdings B.V., a wholly-owned subsidiary of Milacron Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MILACRON INC.



Date:     May 12, 2000                     By:/s/Jerome L. Fedders
          ------------                        --------------------
                                              Jerome L. Fedders
                                              Controller



Date:     May 12, 2000                     By:/s/ Robert P. Lienesch
          ------------                        ----------------------
                                              Robert P. Lienesch
                                              Vice President - Finance
                                              and Treasurer and
                                              Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.                                                                PAGE

2.       Plan of Acquisition, Reorganization, Arrangement,
         Liquidation, or Succession - not applicable.

3.       Articles of Incorporation and By-Laws.

3.1      Restated Certificate of Incorporation filed
           with the Secretary of State of the State of Delaware on November 17, 1998
           - Incorporated herein by reference to the company's Registration Statement on
             Form S-8 (Registration No. 333-70733).

3.2      By-Laws, as amended
         - Incorporated herein by reference to the company's Registration Statement on
           Form S-8 (Registration No. 333-70733).

4.       Instruments Defining the Rights of Security Holders,
         Including Indentures:

4.1      8-3/8% Notes due 2004
         - Incorporated herein by reference to the company's Amendment No. 3 to Form S-4
           Registration Statement dated July 7, 1994
           (File No. 33-53009).

4.2      7-7/8 Notes due 2000
         - Incorporated by reference to the company's
           Registration Statement on Form S-4 dated
           July 21, 1995 (File No. 33-60081).

4.3 Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.


10.      Material Contracts:

10.1     Milacron 1987 Long-Term Incentive Plan
         - Incorporated herein by reference to the company's Proxy Statement dated March 27, 1987.

10.2     Milacron 1991 Long-Term Incentive Plan
         - Incorporated herein by reference to the company's Proxy Statement dated Mach 22, 1991.

10.3     Milacron 1994 Long-Term Incentive Plan
         - Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.

10.4     Milacron 1997 Long-Term Incentive Plan, as amended
         - Incorporated by reference to the company's
           Form 10-K for the fiscal year ended December 31, 1998.

10.5     Milacron 1996 Short-Term Management Incentive Plan
         - Incorporated herein by reference to the company's
           Form 10-K for the Fiscal year ended December 28, 1996.

10.6     Milacron Supplemental Pension Plan, as amended
         - Incorporated by reference to the company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.7     Milacron Supplemental Retirement Plan, as amended
         - Incorporated by reference to the company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.8     Milacron Inc. Plan for the Deferral of Director's
         Compensation, as amended
         - Incorporated  by  reference to the  company's
           Form 10-K for the fiscal year ended December 31, 1998.

10.9 Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
         - Incorporated  by  reference to the  company's
           Form 10-K for the fiscal year ended December 31, 1998.

10.10 Milacron Supplemental Executive Retirement Plan, as amended
         - Incorporated  by  reference to the  company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.11 Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.
         - Incorporated  by  reference to the  company's
           Form 10-K for the fiscal year ended December 31, 1998.

10.12    Milacron Compensation Deferral Plan, as amended
         - Incorporated by reference to the company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.13    Rights Agreement dated as of February 5, 1999, between
         Milacron Inc. and Chase Mellon Shareholder Services,
         L.L.C., as Rights Agent
         - Incorporated herein by reference to the company's
           Registration Statement on Form 8-A (File No. 001-08485).

10.14    Purchase and Sale Agreement between UNOVA, Inc.,
         UNOVA Industrial Automation Systems, Inc.,
         UNOVA U.K. Limited and Cincinnati Milacron Inc.
         dated August 20, 1998.
         - Incorporated herein by reference to the company's
           Form 8-K dated December 30, 1995.

10.15 Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.
         - Incorporated herein by reference to the company's
           Form 8-K dated September 30, 1998.

10.16 Amendment Number One to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.
         - Incorporated  by  reference to the  company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.17    Milacron Supplemental Executive Pension Plan.
         - Incorporated by reference to the company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.18 Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.
         - Incorporated  by  reference to the  company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.19 Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.
         - Incorporated  by  reference to the  company's
           Form 10-K for the Fiscal year ended December 31, 1999.

10.20    Amendment Number Two to the Amended and Restated
         Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron
         Kunststoffmaschinen Europe Gmbh, the lenders listed
         Therein and Bankers Trust Company as Agent.
         - Filed herewith.

11.      Statement Regarding Computation of
           Per-Share Earnings                                              22

15.      Letter Regarding Unaudited Interim Financial
         Information - not applicable

18.      Letter regarding Change in Accounting
         Principles - not applicable

19.      Report Furnished to Security Holders
         - not applicable

22.      Published Report Regarding Matters Submitted to
         Vote of Security Holders
         - Incorporated  by reference to the company's Proxy
           Statement dated March
           26, 1999.

23.      Consent of Experts and Counsel

24.      Power of Attorney - not applicable

27.      Financial Data Schedule
         - Filed as part of EDGAR document

99.      Additional Exhibits - not applicable


EXHIBIT 11
COMPUTATION OF PER SHARE EARNINGS
Milacron Inc. and Subsidiaries
(Unaudited)

===============================================================================
(In thousands, except per share amounts)                 Quarter Ended March 31,
                                                         2000              1999
-------------------------------------------------------------------------------

Net earnings................................     $     15,077      $     15,075

Less preferred dividends....................              (60)              (60)
                                                 ------------      ------------
   Net earnings available to common
     shareholders...........................     $     15,017      $     15,015
                                                 ============      ============

Basic earnings per share:

   Weighted-average common shares
     outstanding............................           36,149            37,299
                                                 ------------      ------------
   Per share amount.........................     $        .42        $      .40
                                                 ============        ==========

Diluted earnings per share:

   Weighted-average common shares
     outstanding............................           36,149            37,299
   Dilutive effect of stock options and
     restricted shares based on the
       treasury stock method................               87               201
                                                 ------------      ------------

   Total....................................           36,236            37,500
                                                 ============      ============

   Per share amount.........................     $        .41        $      .40
                                                 ============        ==========

===============================================================================

Note: This computation is required by Regulation S-K, Item 601, and is filed as an exhibit under Item 6 of Form 10-Q.