Form 10-Q
period 2000-06-30
MILACRON INC
filed 2000-08-14
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarter ended June 30, 2000

[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from_____________ to___________

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

Yes    [x]    No    [_]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 7, 2000: 34,846,796

                         MILACRON INC. AND SUBSIDIARIES
                                      Index

                                                                                                                       PAGE

PART I   FINANCIAL INFORMATION

Item    1.        Financial Statements

                    Consolidated Condensed Statements of Earnings                                                       3

                    Consolidated Condensed Balance Sheets                                                               4

                    Consolidated Condensed Statements of Cash Flows                                                     5

                    Notes to Consolidated Condensed Financial
                      Statements                                                                                        6

Item    2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                                      13

Item    3.        Quantitative and Qualitative Disclosures about Market Risk                                           20

PART II  OTHER INFORMATION

Item    1.        Legal Proceedings                                                                                    21

Item    4.        Submission of Matters to a Vote of Security Holders                                                  21

Item    6.        (a) Exhibits                                                                                         21

                  (b) Reports on Form 8-K                                                                              21

                  Signatures                                                                                           22

                  Index to Exhibits                                                                                    23

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Milacron Inc. and Subsidiaries
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT SHARE AND PER-SHARE AMOUNTS)                  THREE MONTHS ENDED                  SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------
                                                                          JUNE 30,                         JUNE 30,
                                                                  ----------------------           ----------------------
                                                                       2000         1999                2000         1999
-------------------------------------------------------------------------------------------------------------------------

Sales.......................................................      $   404.5     $  401.0           $   801.4    $   793.0
Cost of products sold.......................................          299.1        298.7               593.1        587.1
                                                                  ---------     --------           ---------    ---------
   Manufacturing margins....................................          105.4        102.3               208.3        205.9

Other costs and expenses
   Selling and administrative...............................           67.3         68.4               133.5        138.8
   Restructuring costs......................................             .3           -                  1.5           -
   Other - net..............................................            2.9          2.0                 7.2          4.5
                                                                  ---------     --------           ---------    ---------
     Total other costs and expenses.........................           70.5         70.4               142.2        143.3
                                                                  ---------     --------           ---------    ---------

Operating earnings..........................................           34.9         31.9                66.1         62.6

Interest
   Income...................................................             .5           .3                 1.0           .7
   Expense..................................................          (10.3)        (9.7)              (20.1)       (19.3)
                                                                  ---------     --------           ---------    ---------
     Interest - net.........................................           (9.8)        (9.4)              (19.1)       (18.6)
                                                                  ---------     --------           ---------    ---------

EARNINGS BEFORE INCOME TAXES AND
   MINORITY SHAREHOLDERS' INTERESTS.........................           25.1         22.5                47.0         44.0

Provision for income taxes..................................            7.8          6.7                14.6         13.0
                                                                  ---------     --------           ---------    ---------

EARNINGS BEFORE MINORITY SHAREHOLDERS' INTERESTS............           17.3         15.8                32.4         31.0

Minority shareholders' interests in
   earnings of subsidiaries.................................             .6           .5                  .6           .6
                                                                  ---------     --------           ---------    ---------

NET EARNINGS................................................      $    16.7     $   15.3           $    31.8    $    30.4
                                                                  =========     ========           =========    =========

EARNINGS PER COMMON SHARE
   BASIC ...................................................      $     .47     $    .42           $     .89    $     .82
                                                                  =========     ========           =========    =========
   DILUTED..................................................      $     .47     $    .41           $     .88    $     .81
                                                                  =========     ========           =========    =========

Dividends per common share..................................      $     .12     $    .12           $     .24    $     .24
                                                                  =========     ========           =========    =========

Weighted average common shares outstanding
   assuming dilution (in thousands).........................         35,547       36,978              35,892       37,239

-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Milacron Inc. and Subsidiaries
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PAR VALUE)                                                                JUNE 30,           DEC. 31,
                                                                                                 2000                1999
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and cash equivalents........................................................        $    33.4          $     81.3
   Notes and accounts receivable, less allowances of $12.6 in 2000
     and $12.1 in 1999..............................................................            226.1               217.3
   Inventories
     Raw materials..................................................................             48.5                44.4
     Work-in-process and finished parts.............................................            184.2               176.2
     Finished products..............................................................            145.2               152.8
                                                                                            ---------          ----------
       Total inventories............................................................            377.9               373.4
   Other current assets.............................................................             51.8                45.6
                                                                                            ---------          ----------
     Total current assets...........................................................            689.2               717.6
Property, plant and equipment - net.................................................            309.9               323.2
Goodwill............................................................................            414.9               419.6
Other noncurrent assets.............................................................             83.6                76.3
                                                                                            ---------          ----------
TOTAL ASSETS                                                                                $ 1,497.6          $  1,536.7
                                                                                            =========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Borrowings under lines of credit.................................................        $   128.5          $    117.7
   Long-term debt due within one year...............................................              6.6               107.0
   Trade accounts payable...........................................................            120.3               130.7
   Advance billings and deposits....................................................             25.8                28.8
   Accrued and other current liabilities............................................            173.7               172.7
                                                                                            ---------          ----------
     Total current liabilities......................................................            454.9               556.9
Long-term accrued liabilities.......................................................            190.9               190.8
Long-term debt......................................................................            373.2               298.1
                                                                                            ---------          ----------
   TOTAL LIABILITIES                                                                          1,019.0             1,045.8
Commitments and contingencies.......................................................               -                   -
Shareholders' equity
   4% Cumulative Preferred shares...................................................              6.0                 6.0
   Common shares, $1 par value (outstanding: 34.8 in 2000 and 36.8 in 1999).........             34.8                36.8
   Capital in excess of par value...................................................            302.3               325.5
   Reinvested earnings..............................................................            181.1               158.0
   Accumulated other comprehensive income (loss)....................................            (45.6)              (35.4)
                                                                                            ---------          ----------
     TOTAL SHAREHOLDERS' EQUITY                                                                 478.6               490.9
                                                                                            ---------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 1,497.6          $  1,536.7
                                                                                            =========          ==========

-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Milacron Inc. and Subsidiaries
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30,                    JUNE 30,
                                                                      -----------------------       ---------------------
                                                                            2000         1999           2000         1999
-------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
   OPERATING ACTIVITIES CASH FLOWS
     Net earnings.................................................     $   16.7     $   15.3       $    31.8    $    30.4
     Operating activities providing (using) cash
       Depreciation and amortization..............................         15.0         14.1            30.2         28.8
       Deferred income taxes......................................          1.4          8.7             2.7          9.4
       Working capital changes
         Notes and accounts receivable............................            -         (2.4)          (13.3)        (9.8)
         Inventories..............................................         (7.2)        (1.2)          (13.7)       (16.7)
         Other current assets.....................................         (3.8)        (2.2)           (5.8)        (3.7)
         Trade accounts payable...................................         (2.0)        (5.6)           (7.0)       (20.2)
         Other current liabilities................................          4.0         (9.9)            (.4)         (.9)
       Decrease (increase) in other noncurrent assets.............         (4.9)        (2.9)           (6.8)         1.2
       Increase (decrease) in long-term accrued liabilities.......           .9         (1.3)            2.2         (2.0)
       Other - net................................................          (.1)          .3             (.9)         (.6)
                                                                       --------     --------       ---------    ---------
         Net cash provided by operating activities................         20.0         12.9            19.0         15.9
   INVESTING ACTIVITIES CASH FLOWS
     Capital expenditures.........................................         (9.4)       (13.6)          (16.9)       (28.8)
     Net disposals of property, plant and equipment...............           .5           .1              .8           .5
     Acquisitions.................................................         (3.6)         (.5)           (3.6)       (11.0)
     Divestitures.................................................         (3.0)         6.4            (3.0)         9.6
                                                                       --------     --------       ---------    ---------
       Net cash used by investing activities......................        (15.5)        (7.6)          (22.7)       (29.7)
   FINANCING ACTIVITIES CASH FLOWS
     Dividends paid...............................................         (4.3)        (4.5)           (8.7)        (9.1)
     Issuance of long-term debt...................................        110.1            -           110.1           -
     Repayments of long-term debt ................................       (132.6)         (.2)         (132.8)        (1.7)
     Increase (decrease) in borrowings under lines of credit......         21.1          (.6)           12.2         32.3
     Net purchases of treasury and other common shares............        (11.6)        (1.1)          (23.9)       (18.8)
                                                                       --------     --------       ----------   ---------
       Net cash provided (used) by financing activities...........        (17.3)        (6.4)          (43.1)         2.7
EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH
   AND CASH EQUIVALENTS...........................................          (.4)         (.7)           (1.1)        (2.0)
                                                                       --------     --------       ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS.............................        (13.2)        (1.8)          (47.9)       (13.1)
Cash and cash equivalents at beginning of period..................         46.6         37.6            81.3         48.9
                                                                       --------     --------       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................     $   33.4     $   35.8       $    33.4    $    35.8
                                                                       ========     ========       =========    =========

-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the note captioned "Restructuring Costs," necessary to present fairly the company's financial position, results of operations and cash flows.

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

     The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed in the fourth quarter of 2000, was orginally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisiton date have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.6 million, including $.7 million that is being charged to expense as incurred. Of the latter amount, $.5 million was expensed in the first two quarters of 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $.9 million, including $.2 million in the first two quarters of 2000. Charges against the reserve in the first two quarters of 2000 were $2.1 million.

     The total cash cost of the consolidation is currently expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation is reducing revenues in the short term but is not expected to adversely affect revenue next year. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which began to phase-in during the second quarter of 2000.

     In December, the company implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments' operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which have been transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, of which approximately 300 have been eliminated through June 30, 2000. There have been no changes in the actions contemplated by the plan and the total cost of implementing it is now expected to be approximately $20.7 million, including $16.0 million in 1999 and $4.7 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in the first two quarters of 2000 totaled $8.3 million. Foreign currency exchange rate fluctuations during the first two quarters had the effect of reducing the reserve by an additional $.6 million. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being be funded through pension plans and $4.9 million for additional costs that are being charged to expense as incurred. Of the latter amount, $1.0 million was incurred in the first two quarters of 2000.

     The total cash cost of the plan, including capital expenditures of $3.7 million, is expected to be approximately $17.6 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which are phasing-in during 2000 and which are expected to be fully realized in 2001.

    As presented in the  Consolidated  Condensed  Statements of Earnings for the
second  quarter  of 2000  and the six  months  ended  June  30,  2000,  the line captioned "Restructuring Costs" includes the following components:

---------------------------------------------------------------------------------------------------------------------------
RESTRUCTURING COSTS
---------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30, 2000                      JUNE 30, 2000
---------------------------------------------------------------------------------------------------------------------------

Costs related to Uniloy consolidation............                     $       -                           $     .5
Other restructuring costs........................                            .3                                1.0
                                                                       --------                           --------
                                                                       $     .3                           $    1.5
                                                                       ========                           ========

---------------------------------------------------------------------------------------------------------------------------

    Changes in the reserves for the two  initiatives  discussed above during the second  quarter of 2000 and the six months ended June 30, 2000 are summarized in the following table.

---------------------------------------------------------------------------------------------------------------------------
RESTRUCTURING RESERVES
---------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                       JUNE 30, 2000                               JUNE 30, 2000
                                         ---------------------------------------     --------------------------------------
                                            BEGINNING                     ENDING        BEGINNING                    ENDING
                                              BALANCE       CHANGE       BALANCE          BALANCE       CHANGE      BALANCE
---------------------------------------------------------------------------------------------------------------------------
Uniloy consolidation
   Termination benefits...............      $     1.8     $    (.4)    $    1.4         $     3.6    $    (2.2)    $    1.4
   Facility exit costs................             .6           -            .6                .7          (.1)          .6
                                            ---------     --------     --------         ---------    ---------     --------
                                                  2.4          (.4)         2.0               4.3         (2.3)         2.0
Restructuring costs
   Termination benefits...............            7.4         (5.7)         1.7               9.4         (7.7)         1.7
   Facility exit costs................            3.5          (.9)         2.6               3.8         (1.2)         2.6
                                            ---------     --------     --------         ---------    ---------     --------
                                                 10.9         (6.6)         4.3              13.2         (8.9)         4.3
                                            ---------     --------     --------         ---------    ---------     --------
Total reserves........................      $    13.3     $   (7.0)    $    6.3         $    17.5    $   (11.2)    $    6.3
                                            =========     ========     ========         =========    =========     ========

---------------------------------------------------------------------------------------------------------------------------

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

     In the third quarter of 1999, the company made three acquisitions in the metalworking technologies segment. In August, the company acquired Producto Chemical, Inc. (Producto), a U.S. manufacturer of process cleaners, washers, corrosion inhibitors and specialty products for metalworking with annual sales approaching $5 million as of the acquisition date. Producto’s products are being marketed worldwide through the company’s sales and distribution channels. In September, the company acquired Oak International, Inc. (Oak), a supplier of metalforming lubricants and process cleaners and a leading supplier of lubricants used in the manufacture of industrial heat exchangers and air conditioners. Headquartered in Michigan, Oak has two manufacturing plants in the U.S. and one in the U.K. and had annual sales approaching $12 million as of the acquisition date. Also in September, the company acquired the Micro Carbide product line of round, solid-carbide metalworking tools, which includes reamers, step drills and miniature tools. These products are being produced at the company’s Data Flute facility.

     All of the 1999 acquisitions were accounted for under the purchase method and were financed through the use of available cash and borrowings under lines of credit. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total $32.4 million. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

----------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF ACQUISITION COST
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                             1999
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents......................       $     .7
Accounts receivable............................            4.0
Inventories....................................            5.0
Other current assets...........................             .3
Property, plant and equipment..................            4.5
Goodwill.......................................           21.7
                                                      --------
   Total assets................................           36.2

Borrowings under lines of credit...............             .7
Other current liabilities......................            1.7
Long-term accrued liabilities..................             .5
Long-term debt.................................             .9
                                                      --------
   Total liabilities...........................            3.8
                                                      --------
Total acquisition cost.........................       $   32.4
                                                      ========

----------------------------------------------------------------------------------------------------------------------------------

     Late in May, 2000, the company acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer having annual sales of approximately $5 million. The manufacture of Akron Extruders’ lines of single-screw extruders and replacement barrels and screws has been moved to the company’s principal U.S. plastics machinery facility near Cincinnati.

INCOME TAXES
     In both 2000 and 1999, the provision for income taxes consists of U.S. federal and state and local income taxes as well as non-U.S. income taxes. The provision also includes the effects of adjustments of deferred tax assets and related valuation allowances in certain non-U.S. jurisdictions.

     At December 31, 1999, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $146 million, substantially all of which have no expiration dates. The deferred tax assets related to certain of these loss carryforwards were partially reserved through valuation allowances which totaled approximately $35 million. The company reviews valuation allowances periodically based upon the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. The principal focus of this review is the expected utilization of net operating loss carryforwards during the current and future years. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company’s effective tax rate.

     The company’s expected effective tax rate for 2000 of 31% is lower than the U.S. federal statutory rate due principally to the planned reversal of valuation allowances in certain jurisdictions, particularly in Germany. However, the extent of such valuation allowance adjustments will ultimately be contingent upon the achievement of planned operating results for the year and changes in facts and circumstances that may affect the amount of positive or negative evidence available at future review dates. A change in German tax law that is expected to be enacted in 2000 may also affect the tax rate for 2000 by requiring the adjustment of the company’s German deferred tax accounts and the related valuation allowances. Management believes that the effect of any required adjustment will not be significant.

     The effective tax rate for 1999 was also less than the federal statutory rate due in part to the planned adjustment of valuation allowances based on the utilization of net operating loss carryforwards in Germany. The tax provision for the first six months of 1999 also included the effect of first quarter tax reserve adjustments to more accurately reflect actual expected liabilities. These benefits were partially offset by a first quarter adjustment of the company’s net deferred tax assets in Germany to a lower tax rate.

RECEIVABLES
     In accordance with the company’s receivables purchase agreement with an independent party, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest of up to $75.0 million in designated pools of accounts receivable. At June 30, 2000, March 31, 2000, December 31, 1999, June 30, 1999, March 31, 1999 and December 31, 1998, the undivided interest in the company’s gross accounts receivable that had been sold to the purchaser aggregated $75.0 million, $75.0 million, $75.0 million, $72.9 million, $71.2 million and $63.1 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

LIABILITIES
    The  components  of accrued  and other  current  liabilities  and  long-term accrued liabilities are shown in the following tables.

----------------------------------------------------------------------------------------------------------------------------------
ACCRUED AND OTHER CURRENT LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                            JUNE 30,    DEC. 31,
                                            2000        1999
----------------------------------------------------------------------------------------------------------------------------------
Accrued salaries, wages and
   other compensation...............    $  52.7     $   53.6
Accrued and deferred income
   taxes............................       20.5         16.1
Other accrued expenses..............      100.5        103.0
                                        -------     --------
                                        $ 173.7     $  172.7
                                        =======     ========

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM ACCRUED LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                            JUNE 30,    DEC. 31,
                                            2000        1999
----------------------------------------------------------------------------------------------------------------------------------
Accrued pension and
   other compensation...............    $  65.9     $   69.1
Accrued postretirement
   health care benefits.............       38.9         38.9
Accrued and deferred
   income taxes.....................       31.0         27.5
Minority shareholders' interests....       22.2         22.2
Other...............................       32.9         33.1
                                        -------     --------
                                        $ 190.9     $  190.8
                                        =======     ========

----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
    The components of long-term debt are shown in the following table.

----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                            JUNE 30,    DEC. 31,
                                            2000        1999
----------------------------------------------------------------------------------------------------------------------------------

7-7/8% Notes due 2000...............    $     -     $  100.0
8-3/8% Notes due 2004...............      115.0        115.0
7-5/8% Eurobonds due 2005...........      108.6           -
Revolving credit facility...........      124.0        156.9
Other...............................       32.2         33.2
                                        -------     --------
                                          379.8        405.1

Less current maturities.............       (6.6)      (107.0)
                                        -------     --------
                                        $ 373.2     $  298.1
                                        =======     ========

----------------------------------------------------------------------------------------------------------------------------------

     A portion of the outstanding borrowings under the company’s revolving credit facility are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 7.2% per year at June 30, 2000 and 6.7% per year at December 31, 1999.

     As presented in the previous table, current maturities of long-term debt at December 31, 1999 includes the 7-7/8% Notes due 2000 which were repaid on May 15, 2000.

     On April 6, 2000, the company received the proceeds from a public debt offering in Europe of €115 million (approximately $110 million) of 7-5/8% Eurobonds with a maturity date of April 6, 2005.

LINES OF CREDIT
     At June 30, 2000, the company had lines of credit with various banks of approximately $589 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company’s additional borrowing capacity totaled approximately $248 million at June 30, 2000.

     In July, 2000, the revolving credit facility was amended to extend its maturity date from January, 2002 to January, 2005.

SHAREHOLDERS' EQUITY
     On October 2, 1998, the company announced its intention to repurchase up to two million of its outstanding common shares on the open market, of which 1,239,700 were repurchased during the fourth quarter of 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999 at a cost of $13.1 million. Additional shares totaling 103,168 were repurchased in the first two quarters of 1999 in connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.

     On February 4, 2000, the company’s Board of Directors approved an additional share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 1,847,200 were repurchased during the first two quarters of 2000 at a cost of $26.6 million. An additional 13,154 shares were purchased on the open market in the first six months of 2000 for management incentive and employee benefit programs. A total of 78,000 treasury shares were reissued in the first quarter of 2000 in connection with restricted share grants.

COMPREHENSIVE INCOME
     Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders’ equity. The components of comprehensive income are shown in the following table.

--------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                       JUNE 30,                                  JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                    2000          1999                        2000          1999
--------------------------------------------------------------------------------------------------------------------------------

Net income...........................................           $   16.7      $   15.3                    $  31.8       $   30.4

Foreign currency translation adjustments.............               (3.3)         (7.2)                     (10.2)         (19.6)
                                                                --------      --------                    -------       --------

Total comprehensive income...........................           $   13.4      $    8.1                    $  21.6       $   10.8
                                                                ========      ========                    =======       ========

--------------------------------------------------------------------------------------------------------------------------------

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

ORGANIZATION
     The company operates in two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the “Organization” note to the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 1999. Financial information for each of these segments for the second quarter of 2000 and for the six months ended June 30, 2000 is presented in the following table.

--------------------------------------------------------------------------------------------------------------------------------
ORGANIZATION
--------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                        2000          1999                     2000         1999
--------------------------------------------------------------------------------------------------------------------------------

Sales
   Plastics technologies....................................       $   221.4      $  221.4                $  439.0     $   438.6
   Metalworking technologies................................           183.1         179.6                   362.4         354.4
                                                                   ---------      --------                --------     ---------
                                                                   $   404.5      $  401.0                $  801.4     $   793.0
                                                                   =========      ========                ========     =========

Operating earnings
   Plastics technologies....................................       $    25.9      $   20.5                $   48.0     $    40.6
   Metalworking technologies................................            15.8          16.3                    32.4          32.4
   Restructuring costs (a)..................................             (.3)           -                     (1.5)           -
   Corporate expenses.......................................            (4.5)         (3.6)                   (9.3)         (7.8)
   Other unallocated expenses (b)...........................            (2.0)         (1.3)                   (3.5)         (2.6)
                                                                   ---------      --------                --------     ---------
   Operating earnings.......................................            34.9          31.9                    66.1          62.6
Interest expense-net........................................            (9.8)         (9.4)                  (19.1)        (18.6)
                                                                   ---------      --------                --------     ---------

Earnings before income taxes and minority
   shareholders' interests..................................       $    25.1      $   22.5                $   47.0     $    44.0
                                                                   =========      ========                ========     =========

New orders
   Plastics technologies....................................       $   223.1      $  222.8                $  432.8     $   429.3
   Metalworking technologies................................           181.2         173.9                   368.2         355.4
                                                                   ---------      --------                --------     ---------
   .........................................................       $   404.3      $  396.7                $  801.0     $   784.7
                                                                   =========      ========                ========     =========

--------------------------------------------------------------------------------------------------------------------------------

(a)  For the second quarter,  $.2 million  relates to the plastics  technologies segment and $.1 million relates to the metalworking  technologies  segment.
     For the six months ended June 30, 2000, $.8 million relates to the plastics
     technologies   segment  and  $.7  million   relates  to  the   metalworking
     technologies segment.
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

RECENTLY ISSUED PRONOUNCEMENTS
     During the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”(SFAS No. 133). This standard was originally to have been effective for the company beginning in 2000. However, in July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which postpones the mandatory adoption of SFAS No. 133 by the company until 2001. SFAS No. 133, as amended in June, 2000 by Statement of Financial Accounting Standards No. 138, establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effect of foreign currency exchange rate fluctuations. The company is evaluating the effect of SFAS No. 133 on its financial position and results of operations. However, management currently believes that the effect will not be material.

SUBSEQUENT EVENT
     In July, 2000, the company announced its intention to sell its European industrial magnets business which was acquired in 1995 as part of the acquisition of Widia. The magnets business is based in Germany and has annual sales of approximately $30 million. The sale, which the company anticipates will be completed by the end of the year, is not expected to have a material effect on sales or earnings in 2000 or in subsequent years.

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

     In September, 1999, we acquired the Micro Carbide product line, which includes solid-carbide reamers, step drills and miniature tools. These products are now being manufactured by our Data Flute facility.

     Of the businesses acquired in 1999, Nickerson is included in the plastics technologies segment while Producto, Oak and Micro Carbide are included in the metalworking technologies segment.

     All of the acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting. In the aggregate, these acquisitions had the effect of increasing second quarter 2000 new orders and sales by $6 million in relation to 1999. For the first two quarters of 2000, the acquisitions resulted in increases in new orders and sales of $11 million.

     Late in May, 2000, we acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer having annual sales of approximately $5 million. The manufacture of Akron Extruders’ lines of single-screw extruders and replacement barrels and screws has been moved to our principal U.S. plastics machinery facility near Cincinnati. The acquisition gives us a new presence in single-screw extrusion market following the divestiture of our European extrusion systems business in December, 1999.

PRESENCE OUTSIDE THE US
     In recent years, Milacron’s growth outside the U.S. has allowed it to become more globally balanced. In the first six months of 2000, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 24%; Asia 6%; Canada and Mexico 8%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the second quarter of 2000, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 1999. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $12 million and $17 million, respectively. For the six months ended June 30, 2000, exchange rate differences had the effect of reducing new orders by $25 million and sales by $33 million. The effect on earnings was not significant for either period.

     Between December 31, 1999 and June 30, 2000, the euro weakened against the dollar by more than 6%. Certain other currencies also weakened in relation to the dollar during the period. In the aggregate, these rate fluctuations resulted in a $10 million reduction in consolidated shareholders’ equity due to unfavorable foreign currency translation adjustments.

     If the euro and other currencies should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and, possibly, net earnings when compared to historical results.

NEW ORDERS AND BACKLOG
     Consolidated new orders in the second quarter of 2000 were $404 million compared to $397 million in 1999. As discussed above, foreign currency exchange rate fluctuations had the effect of reducing consolidated new orders by $12 million in relation to 1999, while the 1999 acquisitions had the effect of increasing new orders by $6 million. The 1999 amount includes $17 million of orders for our European extrusion systems business that was sold in December, 1999. Excluding that business unit, orders for the quarter increased by 6%. Excluding the extrusion business, currency effects and the acquisitions, orders increased by almost 8%.

     In the plastics technologies segment, new orders for the second quarter of 2000 were $223 million, which equaled the amount of new orders received in 1999. Excluding the 1999 results of the European extrusion business, the segment’s new orders for the quarter increased by 8%. Unfavorable foreign currency exchange rate fluctuations had the effect of reducing 2000 orders by $5 million in relation to 1999. Excluding currency and acquisition effects, orders for ongoing operations increased 9%. Orders for U.S.-built injection molding machines increased significantly. Orders for injection molding machines also increased in Europe despite unfavorable currency effects, as did orders for U.S.-built extrusion systems. Orders for Uniloy blow molding systems remained depressed in North America due to the ongoing consolidation in the dairy industry, while orders for European-built Uniloy systems also decreased.

     Orders for metalworking technologies products totaled $181 million in the second quarter of 2000, representing a 4% increase from $174 million in the same period of 1999. The 1999 acquisitions contributed an incremental $4 million of orders, while unfavorable foreign currency exchange rate effects reduced new orders by $8 million in relation to 1999. Excluding acquisitions and currency effects, new orders increased by 6%. Orders for metalworking fluids increased due in part to the 1999 acquisitions. Orders for Valenite metalcutting products increased, as did orders for Widia products in Europe as measured in local currencies. Orders for round metalcutting tools decreased modestly.

     Consolidated new orders were $801 million in the first two quarters of 2000, which represents an increase of $16 million, or 2%, in relation to 1999. Unfavorable currency effects reduced new orders in 2000 by $25 million, while the 1999 acquisitions contributed an incremental $11 million of orders. For the first six months of 1999, the European extrusion business contributed $30 million to the consolidated total of $785 million. Excluding the acquisitions and currency effects, orders for ongoing businesses increased by 8%.

     Orders for plastics technologies products totaled $433 million for the first six months of 2000, representing a slight increase from $429 million in the comparable period of 1999. Excluding currency and acquisition effects and adjusting for the sale of the European extrusion business, orders increased by more than 9% due primarily to significant increases for injection molding machines worldwide. Orders for U.S.-built extrusion systems also increased sharply, while orders for D-M-E mold bases and components approximated the level achieved in 1999. Orders for Uniloy products remained depressed due in part to the aforementioned factors.

     In the metalworking technologies segment, orders for the first two quarters of 2000 totaled $368 million compared to $355 million in 1999. Adverse currency effects reduced orders in 2000 by $15 million, while the 1999 acquisitions contributed an incremental $7 million of orders. Excluding the acquisitions and currency effects, orders increased by almost 6%. Orders for metalworking fluids increased worldwide, as did orders for Valenite products in North America. Orders for Widia products in Europe increased in local currencies but decreased as measured in U.S. dollars. Orders for grinding wheels approximated the level achieved in 1999, while orders for round metalcutting tools decreased modestly.

     U.S. export orders totaled $43 million in the second quarter of both 2000 and 1999. For the first two quarters of 2000, export orders totaled $79 million compared to $71 million in 1999, as increased export orders for Valenite products offset decreases for plastics machinery.

     Milacron’s backlog of unfilled orders totaled $223 million at June 30, 2000, compared to $243 million at December 31, 1999, and $250 million at June 30, 1999. The decreases in relation to June 30, 1999 are due principally to lower order levels for Uniloy products.

SALES
     Sales in the second quarter of 2000 were $405 million compared to $401 million in 1999. Currency effects reduced consolidated sales by $17 million in relation to 1999, while acquisitions contributed an incremental $6 million. After adjusting for these factors and the $15 million of sales that the European extrusion systems business contributed in 1999, second quarter sales increased by 7% in 2000.

     Second quarter, 2000 sales of plastics technologies products were $221 million, which equaled the segment’s sales level in the same period of 1999. Foreign currency exchange rate fluctuations had the effect of reducing sales by $7 million. Excluding currency effects, the segment’s 1999 acquisition and the sale of the European extrusion business, sales increased by 9% in 2000. Helped by the introduction of a number of new products, sales of injection molding machines increased significantly in both North America and Europe. Sales of U.S.-built extrusion systems also increased and shipments by our extrusion parts replacement business continued at high levels. Sales of D-M-E mold bases and components and MRO (maintenance, repair and operating) supplies approximated the levels achieved in 1999, but the U.S. dairy industry consolidation and continued low order levels from European and Asian markets resulted in reduced shipments of Uniloy blow molding systems.

     Second quarter, 2000 sales of metalworking technologies products totaled $183 million, representing a modest increase from $180 million in 1999. The 1999 acquisitions contributed an incremental $4 million of sales but the continued strength of the U.S. dollar in relation to the euro and other currencies had the effect of reducing sales in 2000 by almost $10 million. Excluding these factors, sales for the quarter increased by 5%. Sales of metalworking fluids increased in both North America and Europe, due in part to expanded product offerings. Sales of Valenite and Widia metalcutting tools and tool holders held steady in North America and in local currencies in Europe. Sales of round metalcutting tools approximated the level achieved in 1999.

     For the first six months of 2000, consolidated sales were $801 million, an increase of $8 million in relation to 1999. Adverse currency effects reduced consolidated sales by $33 million, while the 1999 acquisitions contributed $11 million to the 2000 amount. The 1999 amount includes $32 million of sales from the European extrusion systems business. Adjusting for the divestiture and for currency and acquisition effects, sales for ongoing operations increased by 8% in 2000.

     Sales of the plastics technologies segment were $439 million in the first six months of both 2000 and 1999 despite unfavorable currency effects of $14 million and the absence of the sales of the European extrusion systems business in 2000. Excluding these factors and the contribution of the segment’s 1999 acquisition, sales for the segment’s ongoing operations increased by almost 10%. Sales of U.S.-built injection molding machines and extrusion systems increased significantly, while shipments of European-built injection molding machines approximated the level achieved in 1999 despite unfavorable translation effects. The D-M-E mold base and components business also approximated its 1999 results, while shipments of Uniloy products decreased on a year-to-date basis due to the same factors that caused the second quarter decrease.

     Sales of metalworking technologies products were $362 million in the first two quarters of 2000, representing an $8 million increase in relation to 1999 despite unfavorable foreign currency translation effects of $19 million. The segment’s 1999 acquisitions contributed an incremental $7 million of sales for the period. Excluding these factors, sales increased by 5% in 2000. Sales of metalworking fluids increased worldwide due in part to the 1999 acquisitions. Sales of Valenite products and round metalcutting tools also increased, as did Widia’s sales as measured in local currencies. Shipments of grinding wheels decreased modestly due to softening demand.

     Export sales were $40 million in the second quarter of 2000 compared to $43 million in 1999. The decrease resulted principally from lower export shipments of plastics processing machinery, the effects of which were partially offset by increased exports of Valenite products. For the first two quarters of 2000, export sales totaled $77 million compared to $76 million in 1999.

     Sales of both segments to non-U.S. markets, including exports, totaled $161 million in the second quarter of 2000, compared to $177 million in 1999. Sales to non-U.S. markets totaled $320 million during the first two quarters of 2000 compared to $355 million in 1999. The decreases were caused principally by currency effects. For the first six months of 2000 and 1999, products manufactured outside the U.S. approximated 36% and 41% of sales, respectively, while products sold outside the U.S. approximated 40% and 45% of sales, respectively.

MARGINS, COSTS AND EXPENSES AND OPERATING EARNINGS
     Our consolidated manufacturing margin in the second quarter of 2000 was 26.1% compared to 25.5% in 1999. The margin increase resulted principally from injection molding machines due in part to higher sales volume and the effects of the efficiency initiatives that began in 1999. The increase in the consolidated margin was achieved despite a $2.5 million inventory adjustment in our grinding wheels business.

     For the first six months of both 2000 and 1999, the consolidated manufacturing margin was 26.0%. Margins for plastics technologies products increased while the metalworking technologies segment’s overall margin decreased due principally to the grinding wheels inventory adjustment.

     Excluding restructuring costs, the plastics technologies segment had operating earnings of $25.9 million, or 11.7% of sales, in the second quarter of 2000, compared to $20.5 million, or 9.3% of sales, in 1999. The increase resulted principally from improved results for U.S. built-extrusion systems and for injection molding machines worldwide, the latter due in part to the successful implementation of the 1999 efficiency measures and to a favorable mix of large machine shipments. Uniloy’s earnings continued to be penalized by reduced sales volume.

     Excluding restructuring costs, the metalworking technologies segment had operating earnings of $15.8 million, or 8.6% of sales, in the second quarter of 2000, compared to $16.3 million, or 9.1% of sales, in 1999. The decrease resulted from lower grinding wheels sales volume and the $2.5 million inventory adjustment, as all other operations in the segment had improved results in relation to 1999.

     For the first six months of 2000, the plastics technologies segment had operating earnings excluding restructuring costs of $48.0 million, or 10.9% of sales, compared to $40.6 million, or 9.3% of sales, in 1999. As was the case for the second quarter, earnings for extrusion systems and injection molding machines increased significantly, while Uniloy had lower earnings.

     Excluding restructuring costs, the metalworking technologies segment had operating earnings of $32.4 million in the first two quarters of both 2000 and 1999. In 2000, this represented 8.9% of sales, a decrease from 9.1% of sales in 1999. Without the grinding wheels inventory adjustment, the segment’s operating profit for 2000 as a percent of sales would have been 9.6%.

     For both the second quarter of 2000 and for the year to date, total selling and administrative expense decreased in amount in relation to 1999 due principally to the effect of our aggressive cost reduction efforts that began in 1999 and continued in 2000. As a percentage of sales, these expenses decreased from 17.1% in the second quarter of 1999 to 16.6% in 2000. For the first two quarters of 2000, total selling and administrative expense represented 16.7% of sales compared to 17.5% of sales in 1999.

     Other expense-net increased to $2.9 million in the second quarter of 2000 from $2.0 million in 1999. For the first two quarters of 2000, other expense-net was $7.2 million compared to $4.5 million in the same period of 1999. The increases were due principally to higher financing costs related to the sale of receivables and increased goodwill amortization expense. These effects were partially offset by the proceeds received for a license to use one of our plastics machinery patents that was granted to another manufacturer.

     Interest expense-net increased in the second quarter of 2000 and for the year-to-date period due to higher short-term interest rates. The effect of higher rates was offset to a certain degree by lower average debt levels in 2000 than in 1999.

RESTRUCTURING COSTS
     In 1999, we implemented two separate initiatives to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations.

     In September, we announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998, we recognized the need for improved efficiency within Uniloy’s European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that the manufacturing and assembly operations at the plants located in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and transferred to another plant located in the Czech Republic. In the second quarter of 1999, we began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

     The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed in the fourth quarter of 2000, was orginally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisiton date have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.6 million, including $.7 million that is being charged to expense as incurred. Of the latter amount, $.5 million was expensed in the first two quarters of 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $.9 million, including $.2 million in the first two quarters of 2000. Charges against the reserve in the first two quarters of 2000 were $2.1 million.

     The total cash cost of the consolidation is currently expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation is reducing revenues in the short term but is not expected to adversely affect revenue next year. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which began to phase-in during the second quarter of 2000.

     In December, we implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments’ operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which have been transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, of which approximately 300 have been eliminated through June 30, 2000. There have been no changes in the actions contemplated by the plan and the total cost of implementing it is now expected to be approximately $20.7 million, including $16.0 million in 1999 and $4.7 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in the first two quarters of 2000 totaled $8.3 million. Foreign currency exchange rate fluctuations during the first two quarters had the effect of reducing the reserve by an additional $.6 million. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $4.9 million for additional costs that are being charged to expense as incurred. Of the latter amount, $1.0 million was incurred in the first two quarters of 2000.

     The total cash cost of the plan, including capital expenditures of $3.7 million, is expected to be approximately $17.6 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which are phasing-in during 2000 and which are expected to be fully realized in 2001.

    As presented in the  Consolidated  Condensed  Statements of Earnings for the
second  quarter  of 2000  and the six  months  ended  June  30,  2000,  the line captioned "Restructuring Costs" includes the following components:

---------------------------------------------------------------------------------------------------------------------------
RESTRUCTURING COSTS
---------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30, 2000                      JUNE 30, 2000
---------------------------------------------------------------------------------------------------------------------------

Costs related to Uniloy consolidation................                  $      -                           $     .5
Other restructuring costs............................                        .3                                1.0
                                                                       --------                           --------
                                                                       $     .3                           $    1.5
                                                                       ========                           ========

---------------------------------------------------------------------------------------------------------------------------

    Changes in the reserves for the two  initiatives  discussed above during the second  quarter of 2000 and the six months ended June 30, 2000 are summarized in the following table.

---------------------------------------------------------------------------------------------------------------------------
RESTRUCTURING RESERVES
---------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                       JUNE 30, 2000                               JUNE 30, 2000
                                         ---------------------------------------     --------------------------------------
                                            BEGINNING                     ENDING        BEGINNING                    ENDING
                                              BALANCE       CHANGE       BALANCE          BALANCE       CHANGE      BALANCE
---------------------------------------------------------------------------------------------------------------------------
Uniloy consolidation
   Termination benefits...............      $     1.8     $    (.4)    $    1.4         $     3.6    $    (2.2)    $    1.4
   Facility exit costs................             .6           -            .6                .7          (.1)          .6
                                            ---------     --------     --------         ---------    ---------     --------
                                                  2.4          (.4)         2.0               4.3         (2.3)         2.0
Restructuring costs
   Termination benefits...............            7.4         (5.7)         1.7               9.4         (7.7)         1.7
   Facility exit costs................            3.5          (.9)         2.6               3.8         (1.2)         2.6
                                            ---------     --------     --------         ---------    ---------     --------
                                                 10.9         (6.6)         4.3              13.2         (8.9)         4.3
                                            ---------     --------     --------         ---------    ---------     --------
Total reserves........................      $    13.3     $   (7.0)    $    6.3         $    17.5    $   (11.2)    $    6.3
                                            =========     ========     ========         =========    =========     ========

---------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES AND MINORITY SHAREHOLDERS’ INTERESTS
     Earnings before income taxes and minority shareholders’ interests, net of restructuring costs, were $25.1 million in the second quarter of 2000, compared to $22.5 million in 1999. Excluding restructuring costs, earnings for the period increased by 13% due principally to higher manufacturing margins for injection molding machines and to lower selling and administrative expenses. For the first two quarters of 2000, earnings before income taxes and minority shareholders’ interests, including restructuring costs, were $47.0 million compared to $44.0 million in 1999. Excluding restructuring, earnings increased by 10% for the reasons discussed above.

INCOME TAXES
      The second quarter 2000 and 1999 provisions for income taxes include U.S. federal and state and local income taxes as well as non-U.S. income taxes in jurisdictions outside the U.S.

     As discussed more fully in the notes to the consolidated condensed financial statements, Milacron entered both 2000 and 1999 with sizeable net operating loss (NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a “more likely than not” assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. As a result of planned reductions in valuation allowances, Milacron’s expected effective tax rate for 2000 is less than the U.S. statutory rate, as was also the case in 1999. A change in German tax law that is expected to be enacted in 2000 may also affect the tax rate for 2000 by requiring the adjustment of the company’s German deferred tax accounts and the related valuation allowances. Management believes that the effect of any required adjustment will not be significant.

     In addition to the effects of reductions in valuation allowances, the 1999 effective tax rate included adjustments of income tax reserves to more accurately reflect actual expected liabilities. These benefits were partially offset by the downward adjustment of the carrying value of net deferred tax assets in Germany to the lower “with distribution” rate.

     The effective tax rate for 2000 is expected to be approximately 30-32% while the rate for 2001 is expected to increase slightly to 32-34%. However, the actual rates for both years will ultimately be contingent upon the mix of earnings among tax jurisdictions and other factors that cannot be predicted with certainty at this time.

NET EARNINGS
        For the second quarter of 2000, net earnings were $16.7 million, or $.47 per share (diluted), compared to $15.3 million, or $.41 per share (diluted), in 1999. Net earnings for the first two quarters of 2000 were $31.8 million, or $.88 per share (diluted), compared to $30.4 million, or $.81 per share (diluted), in 1999. The 2000 amounts include after-tax restructuring costs of $.2 million, or $.01 per share, in the second quarter and $1.0 million, or $.03 per share, for the year to date period.

YEAR 2000
     The term “Year 2000 problem” (Y2K) refers to processing difficulties that may occur in information technology (I.T.) systems and other equipment with embedded microprocessors that were designed without considering the distinction between dates in the 1900‘s and the 2000‘s.

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

MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK
     Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At June 30, 2000, Milacron had outstanding forward contracts totaling $10.2 million, compared to $18.7 million at December 31, 1999, and $11.9 million at June 30, 1999. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron’s foreign exchange contracts at June 30, 2000 or June 30, 1999, would not materially affect Milacron’s consolidated financial position, results of operations, or cash flows.

INTEREST RATE RISK
     At June 30, 2000, Milacron had fixed interest rate debt of $231 million, including $115 million of 8-3/8% Notes due March 15, 2004 and €;115 million ($109) of 7-5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $277 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1999 and June 30, 1999, fixed rate debt totaled $222 million and floating rate debt totaled $301 million and $312 million, respectively. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% change in interest rates would be approximately $2.5 million at June 30, 2000, $2.3 million at December 31, 1999 and $2.1 million at June 30, 1999.

LIQUIDITY AND SOURCES OF CAPITAL
     At June 30, 2000, Milacron had cash and cash equivalents of $33 million, representing a decrease of $13 million during the second quarter of 2000 and a decrease of $48 million during the first half of the year. The decrease for the year-to-date period resulted principally from the use of $42 million of the proceeds from the 1999 sale of the European extrusion systems business to repay borrowings under lines of credit early in 2000.

     Operating activities provided $20 million of cash in the second quarter of 2000, compared with $13 million provided in 1999. For the first six months of 2000, operating activities provided $19 million of cash compared to $16 million in the comparable period of 1999. The second quarter and year-to-date amounts include the cash costs of the previously discussed efficiency and restructuring initiatives. The year-to-date amount for 1999 includes $10 million of cash provided through the sale of additional accounts receivable under our receivables purchase agreement.

     In the second quarter of 2000, investing activities resulted in a $16 million use of cash, including $9 million for capital expenditures and $3 million for post-closing adjustments related to the sale of the European extrusion systems business. In the second quarter of 1999, investing activities used $8 million of cash, including $14 million for capital expenditures, which was partially offset by the receipt of $6 million of purchase price adjustments related to the 1998 divestiture of the machine tools segment.

     In the first two quarters of 2000, investing activities resulted in a $23 million use of cash, principally for capital expenditures and the extrusion systems post-closing adjustments. In the first half of 1999, investing activities used $30 million of cash, including $29 million for capital expenditures and $11 million for acquisitions. These effects were partially offset by $10 million of additional proceeds from the machine tools divestiture.

     Financing activities used $17 million of cash in the second quarter of 2000, compared to $6 million of cash used in 1999. The 2000 amount includes $12 million for the repurchase of common shares (as discussed below), as well as $110 million of proceeds from the €;115 million 7-5/8% Eurobond debt offering was completed on April 6, 2000. Repayments of long-term debt for the quarter totaled $133 million, including $100 million of 7-7/8% Notes due May 15, 2000.

     During the first two quarters of 2000, financing activities used $43 million of cash, including $24 million for common share repurchases and $11 million for net repayments of debt. Financing activities provided $3 million of cash in the first six months of 1999. Additional borrowings, net of repayments provided $31 million of cash in 1999, while common share repurchases used $19 million.

     In the fourth quarter of 1998, we announced a two million common share repurchase program, of which 1.2 million shares were repurchased through December 31, 1998. The remainder of shares were repurchased in the first quarter of 1999. In the first quarter of 2000, our Board of Directors authorized the repurchase of up to four million additional common shares on the open market, of which 1.8 million had been repurchased through June 30, 2000.

     As of June 30, 2000, Milacron’s current ratio was 1.5, compared to 1.3 at both December 31, 1999 and June 30, 1999. The increase in the current ratio was principally due to the repayment of the 7-7/8% Notes due May 15, 2000.

     As of June 30, 2000, Milacron had lines of credit with various banks of approximately $589 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $248 million at June 30, 2000.

     Total debt was $508 million at June 30, 2000, representing a decrease of $15 million from December 31, 1999.

     Total shareholders’ equity was $479 million at June 30, 2000, a decrease of $12 million from December 31, 1999. The decrease resulted from $10 million of unfavorable foreign currency translation effects and the share repurchase program, which more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) was 52% at both June 30, 2000 and December 31, 1999. We believe that Milacron’s cash flow from operations and currently available credit lines are sufficient to meet our operating, share repurchase and capital requirements for the next year.

OUTLOOK
     Conditions continue to improve in Europe and Asia, but many industrial sectors of the North American economy, such as agricultural equipment and heavy truck production, remain soft. Looking ahead, we believe that growth in the U.S. may slow somewhat due to the negative impact of higher interest rates on consumer spending, including auto sales and new housing starts, as well as the strong dollar, which hurts our U.S. customers’ export sales. Nevertheless, for 2000 as a whole, we will continue to focus on growth opportunities and, assuming markets don’t weaken significantly, we are targeting a 10% increase in earnings per share, as well as a comparable rise in operating cash flow.

CAUTIONARY STATEMENT
        Milacron wishes to caution readers about all of the forward-looking statements in the “Outlook” section above and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2000 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

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

  CUSTOMER ACCEPTANCE OF NEW PRODUCTS BEING INTRODUCED DURING 2000;

  ANY MAJOR DISRUPTION IN PRODUCTION AT KEY CUSTOMER OR SUPPLIER FACILITIES;

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

     The information required by Item 3 is included in Item 2 on pages 18-19 of this Form 10-Q.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
    In the opinion of  management  and  counsel,  there are no material  pending legal  proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of shareholders of Milacron Inc. was held on April 25, 2000.
(b)      All director nominees were elected.
(c)      The shareholders voted on the following matters:

----------------------------------------------------------------------------------------------------------------------------------
PROPOSALS AND VOTE TABULATIONS
----------------------------------------------------------------------------------------------------------------------------------
                                                                        VOTES CAST
                                                                  FOR      AGAINST        ABSTAIN         NON-VOTES
----------------------------------------------------------------------------------------------------------------------------------

   Approval of the appointment
     of independent auditors                               62,209,912      623,656        586,597                 0

----------------------------------------------------------------------------------------------------------------------------------
   Amendment to 1997 Long-Term
----------------------------------------------------------------------------------------------------------------------------------
     Incentive Plan                                        47,343,111    7,502,533      6,917,487                 0
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
ELECTION OF DIRECTORS
----------------------------------------------------------------------------------------------------------------------------------
                                                                           VOTES FOR                 VOTES WITHHELD
----------------------------------------------------------------------------------------------------------------------------------

DIRECTOR
   Darryl F. Allen                                                        61,558,709                      1,790,770
   Ronald D. Brown                                                        61,553,119                      1,795,860
   James E. Perrella                                                      61,650,022                      1,698,589
   Harry C. Stonecipher                                                   61,593,630                      1,755,090

----------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit (3) -  Certificate of Incorporation and Bylaws

     Exhibit (4) -  Instruments Defining the Rights of Security Holders, Including Indentures

     Exhibit(10) -  Material Contracts

     Exhibit(11)    - Statement  Regarding  Computation  of Per Share Earnings -
                    filed as a part of Part I

     Exhibit(27) -  Financial Data Schedule - filed as part of Part I

(b)  Reports on Form 8-K
     - There were no reports on Form 8-K filed during the quarter  ended June 30,
1999

SIGNATURES

    Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                                       MILACRON INC.

Date:      AUGUST 11, 2000                                             By:      /S/JEROME L. FEDDERS
           -------------------------                                            --------------------------
                                                                                Jerome L. Fedders
                                                                                Controller

Date:      AUGUST 11, 2000                                             By       /S/ ROBERT P. LIENESCH
           -------------------------                                            --------------------------
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
         - Filed herewith

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

10.16    Amendment Number One dated as of March 31, 1999 to the Amended and
         Restated  Revolving Credit Agreement dated as of November 30, 1998
         among  Milacron  Inc.,  Cincinnati  Milacron   Kunststoffmaschinen
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
         -  Incorporated  by  reference to the  company's  Form 10-K for the
            Fiscal year ended December 31, 1999.

10.20    Amendment  Number Two dated as of January  31, 2000 to the Amended and Restated  Revolving  Credit Agreement dated as of November 30,
         1998 among Milacron Inc., Cincinnati  Grundstucksverwaltung  GmbH,
         Milacron  Kunststoffmaschinen  Europe  GmbH,  the  lenders  listed therein and Bankers Trust Company as Agent.
         -  Incorporated  by  reference to the  company's  Form 10-Q for the quarter ended March 31, 2000.

10.21    Amendment  Number  Three  dated as of July 13, 2000 to the Amended and Restated  Revolving  Credit Agreement dated as of November 30,
         1998 among  Milacron  Inc.,  Milacron  Kunststoffmaschinen  Europe
         GmbH, Milacron  Metalworking  Technologies  Holding GmbH, Milacron
         B.V.,  the lenders  listed  therein and Bankers  Trust  Company as
         Agent.
         -  Filed herewith

11.      Statement Regarding Computation of Per-Share Earnings                                                       26

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

24.      Power of Attorney - not applicable

27.      Financial Data Schedule
         -  Filed as part of EDGAR document

99.      Additional Exhibits - not applicable

EXHIBIT 11
COMPUTATION OF PER SHARE EARNINGS
Milacron Inc. and Subsidiaries
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                                       2000             1999                2000          1999
------------------------------------------------------------------------------------------------------------------------------

Net earnings..............................................        $  16,750        $  15,340            $ 31,827     $  30,415
Less preferred dividends..................................              (60)             (60)               (120)         (120)
                                                                  ---------        ---------            --------      --------
   Net earnings available to common shareholders..........        $  16,690        $  15,280            $ 31,707     $  30,295
                                                                  =========        =========            ========     =========

Basic earnings per share:

   Weighted-average common shares
     outstanding..........................................           35,401           36,729              35,775        37,014
                                                                  =========        =========            ========     =========

       Per share amount...................................        $     .47        $     .42            $    .89     $     .82
                                                                  =========        =========            ========     =========

Diluted earnings per share:

   Weighted-average common shares outstanding.............           35,401           36,729              35,775        37,014
   Dilutive effect of stock options and restricted
     shares based on the treasury stock method............              146              249                 117           225
                                                                  ---------         --------            --------     ---------

   Total..................................................           35,547           36,978              35,892        37,239
                                                                  =========        =========            ========     =========

   Per share amount.......................................        $     .47        $     .41            $    .88     $     .81
                                                                  =========        =========            ========     =========

------------------------------------------------------------------------------------------------------------------------------

Note:  This computation is required by Regulation S-K, Item 601, and is filed as an exhibit under Item 6 of Form 10-Q.