Form 10-Q
period 2000-09-30
MILACRON INC
filed 2000-11-13
CIK 716823

PART I
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative DIsclosures about Market Risk
PART II
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8 -K
Signatures
Index to Exhibits

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarter ended September 30, 2000

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from __________________  to  ________________

Commission file number 1-8485

MILACRON INC.
2090 Florence Avenue
Cincinnati, Ohio 45206
(513) 487-5000
Incorporated in Delaware	I.R.S. No. 31-1062125

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 9, 2000: 33,647,296

Milacron Inc. and Subsidiaries

PART I  Financial Information

Item 1.  Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except share and per-share amounts)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2000	1999	2000	1999

Sales	$394.0	$393.0	$1,195.4	$1,186.0
Cost of Products Sold	292.0	290.5	885.1	877.6

Manufacturing margins	102.0	102.5	310.3	308.4

Other costs and expenses
Selling and administrative	65.8	64.3	199.3	203.1
Restructuring costs	.6	—	2.1	—
Gain on divestiture of business	(1.5)	—	(1.5)	—
Other-net	(.9)	3.7	6.3	8.2

Total other costs and expenses	64.0	68.0	206.2	211.3

Operating earnings	38.0	34.5	104.1	97.1

Interest
Income	.4	.5	1.4	1.2
Expense	(10.9)	(10.0)	(31.0)	(29.3)

Interest-net	(10.5)	(9.5)	(29.6)	(28.1)

Earnings before income taxes and minority shareholders' interests	27.5	25.0	74.5	69.0

Provision for income taxes	8.5	6.8	23.1	19.8

Earnings before minority shareholders' interests	19.0	18.2	51.4	49.2

Minority shareholders' interests in earnings of subsidiaries	.5	.8	1.1	1.4

Net earnings	$18.5	$17.4	$50.3	$47.8

Earnings per common share
Basic	$.53	$.47	$1.42	$1.29

Diluted	$.53	$.47	$1.41	$1.28

Dividends per common share	$.12	$.12	$.36	$.36

Weighted average common shares outstanding assuming dilution (in thousands)	34,678	36,994	35,487	37,157

See notes to consolidated financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Sept. 30, 2000	Dec. 31, 1999

Assets
Current assets
Cash and cash equivalents	$27.2	$81.3
Notes and accounts receivable, less allowance of $12.3 in 2000 and $12.1 in 1999	202.9	217.3
Inventories
Raw materials	39.8	44.4
Work-in-process and finished parts	196.1	176.2
Finished products	137.1	152.8

Total inventories	373.0	373.4
Other current assets	51.7	45.6

Total current assets	654.8	717.6
Property, plant and equipment - net	297.3	323.2
Goodwill	414.4	419.6
Other noncurrent assets	84.8	76.3

Total assets	$1,451.3	$1,536.7

Liabilities and shareholders' equity
Current liabilities
Borrowings under lines of credit	$84.2	$117.7
Long-term debt due within one year	8.3	107.0
Trade accounts payable	116.6	130.7
Advance billings and deposits	28.2	28.8
Accrued and other current liabilites	171.2	172.7

Total current liabilities	408.5	556.9
Long-term accrued liabilities	188.1	190.8
Long-term debt	374.5	298.1

Total liabilites	971.1	1,045.8
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 34.3 in 2000 and 36.8 in 1999)	34.3	36.8
Capital in excess of par value	295.5	325.5
Reinvested earnings	195.4	158.0
Accumulated other comprehensive income (loss)	(51.0)	(35.4)

Total shareholders' equity	480.2	490.9

Total liabilities and shareholders' equity	$1,451.3	$1,536.7

See notes to consolidated financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2000	1999	2000	1999

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings	$18.5	$17.4	$50.3	$47.8
Operating activities providing (using) cash
Depreciation and amortization	14.4	14.9	44.6	43.7
Gain on divestiture of business	(1.5)	—	(1.5)	—
Deferred income taxes	.6	(.1)	3.3	9.3
Working capital changes
Notes and accounts receivable	14.0	6.3	.7	(3.5)
Inventories	(9.8)	(2.7)	(23.5)	(19.4)
Other current assets	(1.4)	(1.2)	(7.2)	(4.9)
Trade accounts payable	(3.8)	(3.5)	(10.8)	(23.7)
Other current liabilities	3.6	5.6	3.2	4.7
Decrease (increase) in other noncurrent assets	(5.2)	2.0	(12.0)	3.2
Increase (decrease) in long-term accrued liabilities	1.1	(1.2)	3.3	(3.2)
Other-net	(.1)	.1	(1.0)	(.5)

Net cash provided by operating activities	30.4	37.6	49.4	53.5
Investing activities cash flows
Capital expenditures	(10.7)	(7.3)	(27.6)	(36.1)
Net disposals of property, plant and equipment	3.2	2.6	4.0	3.1
Acquisitions	(.5)	(35.8)	(4.1)	(46.8)
Divestitures	14.2	—	11.2	9.6

Net cash provided (used) by investing activities	6.2	(40.5)	(16.5)	(70.2)
Financing activities cash flows
Dividends paid	(4.2)	(4.5)	(12.9)	(13.6)
Issuance of long-term debt	—	—	110.1	—
Repayments of long-term debt	(12.3)	(3.4)	(145.1)	(5.1)
Increase (decrease) in borrowings under lines of credit	(18.1)	15.5	(5.9)	47.8
Net common share activity	(7.4)	.1	(31.3)	(18.7)

Net cash provided (used) by financing activities	(42.0)	7.7	(85.1)	10.4
Effect of exchange rate fluctuations on cash and cash equivalents	(.8)	.6	(1.9)	(1.4)

Increase (decrease) in cash and cash equivalents	(6.2)	5.4	(54.1)	(7.7)
Cash and cash equivalents at beginning of period	33.4	35.8	81.3	48.9

Cash and cash equivalents at end of period	$27.2	$41.2	$27.2	$41.2

See notes to consolidated financial statements.

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

    In September, 1999, the company announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998, the company recognized the need for improved efficiency within Uniloy's European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that certain of the manufacturing and assembly operations at the plants located in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and that other operations would be transferred to another plant located in the Czech Republic. In the second quarter of 1999, the company began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

    The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed in the fourth quarter of 2000, was originally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisition date and lower than expected costs to relocate inventory and equipment have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.4 million, including $.7 million that is being charged to expense as incurred. Of the latter amount, $.5 million was expensed in the first three quarters of 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $1.0 million, including $.3 million in the first three quarters of 2000. Charges against the reserve in the first three quarters of 2000 were $2.3 million.

    The total cash cost of the consolidation is currently expected to be approximately $2 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation is reducing revenues in the short term but is not expected to adversely affect revenue next year. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which began to phase-in during the second quarter of 2000.

    In December, 1999, the company implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments' operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which have been transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, substantially all of which have been eliminated as of September 30, 2000. There have been no significant changes in the actions contemplated by the plan but the total cost of implementing it is now expected to be approximately $18.4 million, including $16.0 million in 1999 and $2.4 million in 2000. The reduction in the total cost of the plan has resulted principally from lower than expected costs for employee, inventory and equipment relocation and - to a significantly lesser degree - severance and other termination benefits. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in the first three quarters of 2000 totaled $10.2 million. Foreign currency exchange rate fluctuations during the first three quarters had the effect of reducing the reserve by an additional $.8 million. In addition, excess reserves for employee termination benefits and facility exit costs totaling $.2 million were reversed in the third quarter of 2000. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $2.6 million for additional costs that are being charged to expense as incurred. Of the latter amount, $1.8 million was incurred in the first three quarters of 2000.

    The total cash cost of the plan, including capital expenditures of $3.5 million, is expected to be approximately $15.2 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which are phasing-in during 2000 and which are expected to be fully realized in 2001.

    As presented in the Consolidated Condensed Statements of Earnings for the third quarter of 2000 and the nine months ended September 30, 2000, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

(In millions)	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2000

Costs related to Uniloy consolidation	$—	$.5
Other restructuring costs
Charges to expense	.8	1.8
Reserve adjustments	(.2)	(.2)

	$.6	$2.1

    Changes in the reserves for the two initiatives discussed above during the third quarter of 2000 and the nine months ended September 30, 2000 are summarized in the following table.

Restructuring Reserves

(In millions)	Three Months Ended Sept. 30, 2000			Nine Months Ended Sept. 30, 2000

	Beginning Balance	Change	Ending Balance	Beginning Balance	Change	Ending Balance

Uniloy consolidation
Termination benefits	$1.4	$(.1)	$1.3	$3.6	$(2.3)	$1.3
Facility exit costs	.6	(.2)	.4	.7	(.3)	.4

	2.0	(.3)	1.7	4.3	(2.6)	1.7
Restructuring costs
Termination benefits	1.7	(.4)	1.3	9.4	(8.1)	1.3
Facility exit costs	2.6	(1.9)	.7	3.8	(3.1)	.7

	4.3	(2.3)	2.0	13.2	(11.2)	2.0

Total reserves	$6.3	$(2.6)	$3.7	$17.5	$(13.8)	$3.7

Divestiture of Business
    In September, 2000, the company completed the previously announced sale of its German-based industrial magnets business, Widia Magnet Engineering, for approximately $14 million, subject to post-closing adjustments, and recorded a pretax gain of $1.5 million ($.8 million after tax). With 1999 annual sales of approximately $30 million, Widia Magnet Engineering has approximately 280 employees and manufactures and sells both soft and permanent magnets used in automotive and other applications. The business was included in the acquisition of Widia GmbH in 1995 and was sold to redeploy assets to other businesses.

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

    In the third quarter of 1999, the company made three acquisitions in the metalworking technologies segment. In August, the company acquired Producto Chemical, Inc. (Producto), a U.S. manufacturer of process cleaners, washers, corrosion inhibitors and specialty products for metalworking with annual sales approaching $5 million as of the acquisition date. Producto's products are being marketed worldwide through the company's sales and distribution channels. In September, the company acquired Oak International, Inc. (Oak), a supplier of metalforming lubricants and process cleaners and a leading supplier of lubricants used in the manufacture of industrial heat exchangers and air conditioners. Headquartered in Michigan, Oak has two manufacturing plants in the U.S. and one in the U.K. and had annual sales approaching $12 million as of the acquisition date. Also in September, 1999, the company acquired the Micro Carbide product line of round, solid-carbide metalworking tools, which includes reamers, step drills and miniature tools. These products are being produced at the company's Data Flute facility.

    All of the 1999 acquisitions were accounted for under the purchase method and were financed through the use of available cash and borrowings under lines of credit. The aggregate cost of the acquisitions, including professional fees and other costs directly attributable to the acquisitions totaled $32.4 million. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

Allocation of Acquisition Cost

(In millions)	1999

Cash and cash equivalents	$.7
Accounts receivable	4.0
Inventories	5.0
Other current assets	.3
Property, plant and equipment	4.5
Goodwill	21.7

Total assets	36.2

Borrowings under lines of credit	.7
Other current liabilities	1.7
Long-term accrued liabilities	.5
Long-term debt	.9

Total liabilities	3.8

Total acquisition cost	$32.4

    In May, 2000, the company acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer having annual sales of approximately $5 million. The manufacture of Akron Extruders' lines of single-screw extruders and replacement barrels and screws has been moved to the company's principal U.S. plastics machinery facility near Cincinnati.

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

    The company's expected effective tax rate for 2000 of 31% is lower than the U.S. federal statutory rate due principally to the expected reversal of valuation allowances in certain jurisdictions, particularly in Germany. However, the extent of such valuation allowance adjustments will ultimately be contingent upon the achievement of planned operating results for the year and changes in facts and circumstances that may affect the amount of positive or negative evidence available at future review dates.

    The effective tax rate for 1999 was also less than the federal statutory rate due in part to the adjustment of valuation allowances based on the utilization of net operating loss carryforwards in Germany. The tax provision for the first nine months of 1999 also included the effect of first quarter tax reserve adjustments to more accurately reflect actual expected liabilities. These benefits were partially offset by a first quarter adjustment of the company's net deferred tax assets in Germany to a lower tax rate.

Receivables
    In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest in designated pools of accounts receivable. The agreement was amended in August, 2000 to increase the maximum amount of the undivided interest in accounts receivable that may be sold from $75.0 million to $85.0 million. At September 30, 2000, June 30, 2000, December 31, 1999, September 30, 1999, June 30, 1999 and December 31, 1998, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $85.0 million, $75.0 million, $75.0 million, $74.5 million, $72.9 million and $63.1 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Liabilities
    The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	Sept. 30, 2000	Dec. 31, 1999

Accrued salaries, wages and other compensation	$50.8	$53.2
Accrued and deferred income taxes	24.8	16.1
Other accrued expenses	95.6	103.4

	$171.2	$172.7

Long-Term Accrued Liabilities

(In millions)	Sept. 30, 2000	Dec. 31, 1999

Accrued pensions and other compensation	$62.4	$66.8
Accrued postretirement health care benefits	38.1	38.9
Accrued and deferred income taxes	31.3	27.5
Minority shareholders' interests	22.0	22.2
Other	34.3	35.4

	$188.1	$190.8

Long-Term Debt
    The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Sept. 30, 2000	Dec. 31, 1999

7 7/8% Notes due 2000	$—	$100.0
8 3/8% Notes due 2004	115.0	115.0
7 5/8% Eurobonds due 2005	101.5	—
Revolving credit facility	140.4	156.9
Other	25.9	33.2

	382.8	405.1

Less current maturities	(8.3)	(107.0)

	$374.5	$298.1

    A portion of the outstanding borrowings under the company's revolving credit facility are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 7.5% per year at September 30, 2000 and 6.7% per year at December 31, 1999.

    As presented in the previous table, current maturities of long-term debt at December 31, 1999 includes the 7 7/8% Notes due 2000 which were repaid on May 15, 2000.

    On April 6, 2000, the company received the proceeds from a public debt offering in Europe of €115 million (approximately $110 million) of 7 5/8% Eurobonds with a maturity date of April 6, 2005.

Lines of Credit
    At September 30, 2000, the company had lines of credit with various banks of approximately $573 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $291 million at September 30, 2000.

    In July, 2000, the revolving credit facility was amended to extend its maturity date from January, 2002 to January, 2005.

Shareholders' Equity
    On October 2, 1998, the company announced its intention to repurchase up to two million of its outstanding common shares on the open market, of which 1,239,700 were repurchased during the fourth quarter of 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999 at a cost of $13.1 million. Additional shares totaling 103,168 were repurchased in the first three quarters of 1999 in connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.

    On February 4, 2000, the company's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 2,348,500 were repurchased during the first three quarters of 2000 at a cost of $33.9 million. An additional 14,154 shares were purchased on the open market in the first nine months of 2000 for management incentive and employee benefit programs. A total of 78,000 treasury shares were reissued in the first quarter of 2000 in connection with restricted share grants.

    Between October 1, 2000 and October 31, 2000, the company repurchased approximately 700,000 additional treasury shares at a cost of $9.6 million.

Comprehensive Income
    Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity. The components of comprehensive income are shown in the following table.

Total Comprehensive Income

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2000	1999	2000	1999

Net income	$18.5	$17.4	$50.3	$47.8
Foreign currency translation adjustments	(5.4)	5.2	(15.6)	(14.4)

Total comprehensive income	$13.1	$22.6	$34.7	$33.4

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

Organization
    The company operates in two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Financial information for each of these segments for the third quarters of 2000 and 1999 and for the nine month periods ended September 30, 2000 and 1999 is presented in the following table.

Organization

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2000	1999	2000	1999

Sales
Plastics technologies	$213.0	$215.6	$652.0	$654.2
Metalworking technologies	181.0	177.4	543.4	531.8

	$394.0	$393.0	$1,195.4	$1,186.0

Operating earnings
Plastics technologies	$26.2	$21.0	$74.2	$61.6
Metalworking technologies	17.2	18.2	49.6	50.6
Restructuring costs (a)	(.6)	—	(2.1)	—
Gain on divestiture of business (b)	1.5	—	1.5	—
Corporate expenses	(4.4)	(3.4)	(13.7)	(11.2)
Other unallocated expenses (c)	(1.9)	(1.3)	(5.4)	(3.9)

Operating earnings	38.0	34.5	104.1	97.1
Interest expense-net	(10.5)	(9.5)	(29.6)	(28.1)

Earnings before income taxes and minority shareholders' interests	$27.5	$25.0	$74.5	$69.0

New orders
Plastics technologies	$199.4	$236.2	$632.2	$665.5
Metalworking technologies	180.5	169.9	548.7	525.2

	$379.9	$406.1	$1,180.9	$1,190.7

(a)	For the quarter ended September 30, 2000, includes a credit of $.1 million related principally to adjustments of reserves in the plastics technologies segment and expense of $.7 million related to the metalworking technologies segment. For the nine months ended September 30, 2000, $.7 million relates to the plastics technologies segment and $1.4 million relates to the metalworking technologies segment.
(b)	Represents a gain on the sale of the company's industrial magnets business, which was included in the metalworking technologies segment.
(c)	Includes financing costs related to the sale of accounts receivable.

Earnings Per Common Share
    Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.

Recently Issued Pronouncements
    In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be adopted by the company in 2001. As amended, this standard establishes comprehensive accounting and reporting requirements for the recognition and measurement of derivative financial instruments and hedging activities including a requirement that derivatives be measured at fair value and recognized in the statement of financial position. The company enters into forward contracts, which are a form of derivative instrument, to minimize the effect of foreign currency exchange rate fluctuations. The company is evaluating the effect of SFAS No. 133 on its financial position and results of operations. However, management currently believes that the effect will not be material.

    In September, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). The new standard replaces Statement of Financial Accounting Standards No. 125, which was issued in 1997 and which established criteria for the classification of transfers of financial assets, such as accounts receivable, as either sales or secured borrowings. SFAS No. 140, which is effective for transfers of financial assets occurring after March 31, 2001, retains most of those criteria but provides additional guidance regarding their application. The company is evaluating the possible effects of SFAS No. 140 on the accounting for its sales of accounts receivable under its receivables purchase agreement (see Receivables), but does not expect them to be significant.

    In December, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was subsequently amended by SAB 101A in March, 2000, and by SAB 101B in June, 2000, in both cases to postpone its implementation date, which, for the company, is the fourth quarter of 2000. In October, 2000, the SEC issued a Frequently Asked Questions (FAQ) document, which provided additional detailed guidance and interpretation regarding the application of SAB 101. The company is in the process of assessing the possible effects of SAB 101 on its revenue recognition policies, but has not yet completed this analysis due to the release date of the FAQ. As a result, the effects of implementing SAB 101, if any, cannot be determined or quantified at this time.

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

    In May, 2000, we acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer having annual sales of approximately $5 million. The manufacture of Akron Extruders' lines of single-screw extruders and replacement barrels and screws has been moved to our principal U.S. plastics machinery facility near Cincinnati. The acquisition gives us a new presence in the single-screw extrusion market following the divestiture of our European extrusion systems business in December, 1999.

    Of the businesses acquired in 1999, Nickerson is included in the plastics technologies segment while Producto, Oak and Micro Carbide are included in the metalworking technologies segment. The 2000 acquisition is included in the plastics technologies segment.

    All of the 1999 and 2000 acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting. In the aggregate, the acquisitions had the effect of increasing new orders and sales for the first three quarters of 2000 by $15 million and $14 million, respectively. Due to the timing of the acquisitions, their effect on the third quarter comparison was not significant.

Presence Outside the US
    In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In the first nine months of 2000, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 24%; Asia 6%; Canada and Mexico 7%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the third quarter of 2000, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 1999. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $13 million and $17 million, respectively. For the nine months ended September 30, 2000, exchange rate differences had the effect of reducing new orders by $38 million and sales by $50 million.

    Between December 31, 1999 and September 30, 2000, the euro weakened against the dollar by more than 12%. Certain other currencies also weakened in relation to the dollar during the period. In the aggregate, these rate fluctuations resulted in a $16 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

    If the euro and other currencies should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and, possibly, net earnings when compared to historical results.

New Orders and Backlog
    Consolidated new orders in the third quarter of 2000 were $380 million compared to $406 million in 1999. As discussed above, foreign currency exchange rate fluctuations had the effect of reducing consolidated new orders by $13 million in relation to 1999. The 1999 amount includes $16 million of orders for our European extrusion systems business that was sold in December, 1999. Excluding that business unit and currency effects, new orders for the quarter approximated the level achieved in 1999.

    In the plastics technologies segment, new orders for the third quarter of 2000 were $199 million, compared to $236 million in 1999. Unfavorable foreign currency exchange rate fluctuations had the effect of reducing 2000 orders by $6 million in relation to 1999. Excluding currency effects and adjusting for the sale of the European extrusion business, new orders for ongoing operations decreased by 7% due principally to continued soft demand for Uniloy blow molding systems.

    Orders for metalworking technologies products totaled $181 million in the third quarter of 2000, representing a 6% increase from $170 million in the same period of 1999 despite unfavorable foreign currency exchange rate effects that reduced new orders by $7 million. Excluding currency effects, new orders increased by 11%. Orders for metalworking fluids increased worldwide due in part to an expanded product offering, as did orders for Valenite and Widia metalcutting tools in North America and Europe.

    Consolidated new orders were $1,181 million in the first three quarters of 2000, compared to $1,191 million in 1999. Unfavorable currency effects reduced new orders in 2000 by $38 million, while acquisitions contributed an incremental $15 million of orders. For the first nine months of 1999, the European extrusion business contributed $46 million to the consolidated total. Excluding that business unit, acquisitions and currency effects, orders for ongoing businesses increased by over 5%.

    Orders for plastics technologies products totaled $632 million for the first nine months of 2000, compared to $666 million in 1999. Excluding currency and acquisition effects and adjusting for the sale of the European extrusion business, orders increased by 4% due primarily to significant increases for injection molding machines worldwide. Orders for U.S.-built extrusion systems products also increased but orders for Uniloy products remained soft, particularly in North America due to the ongoing consolidation in the dairy industry.

    In the metalworking technologies segment, orders for the first three quarters of 2000 totaled $549 million compared to $525 million in 1999. Adverse currency effects reduced orders in 2000 by $23 million, while the 1999 acquisitions contributed an incremental $10 million of orders. Excluding the acquisitions and currency effects, orders increased by almost 7%. Orders for metalworking fluids increased worldwide, particularly in North America due in part to the 1999 acquisitions. Orders for Valenite metalcutting products also increased in North America, while orders for Widia products in Europe increased in local currencies but were flat in relation to 1999 as measured in U.S. dollars. Orders for round metalcutting tools decreased modestly due in part to currency effects.

    U.S. export orders totaled $31 million in the third quarter of 2000, compared to $38 million in 1999. For the first three quarters of 2000, export orders totaled $95 million compared to $109 million in 1999. The decreases resulted principally from lower orders for injection molding machines and Uniloy products from non-U.S. customers.

    Milacron's backlog of unfilled orders totaled $205 million at September 30, 2000, compared to $243 million at December 31, 1999, and $260 million at September 30, 1999. The decreases in relation to both prior dates are due in part to reduced order levels for Uniloy products. The sale of the European extrusion systems business also contributed to the decrease in relation to September 30, 1999.

Sales
    Sales in the third quarter of 2000 were $394 million compared to $393 million in 1999. Currency effects reduced consolidated sales by $17 million in relation to 1999. After adjusting for this factor and the $15 million of sales that the European extrusion systems business contributed in 1999, third quarter sales increased by almost 9% in 2000.

    Third quarter, 2000 sales of plastics technologies products were $213 million, compared to $216 million in 1999. Foreign currency exchange rate fluctuations had the effect of reducing sales by $8 million. Excluding currency effects and the sale of the European extrusion business, sales increased by 10% in 2000. Helped by the introduction of a number of new products, sales of injection molding machines increased significantly in both North America and Europe, the latter despite adverse currency effects. Sales of U.S.-built extrusion systems also increased in relation to 1999 but Uniloy's sales remained depressed due to the U.S. dairy industry consolidation and lower order levels from European and Asian markets.

    Third quarter, 2000 sales of metalworking technologies products totaled $181 million, representing a 2% increase from $177 million in 1999. The continued strength of the U.S. dollar in relation to the euro and other currencies had the effect of reducing sales in 2000 by $9 million. Excluding currency effects, sales for the quarter increased by more than 7%. Sales of Valenite carbide insert cutting tools and steel insert holders increased in North America. In Europe, sales of Widia metalcutting products increased slightly in local currencies but decreased as measured in U.S. dollars due to the current weakness of the euro. Sales of metalworking fluids increased worldwide due in part to expanded product offerings while sales of grinding wheels and round metalcutting tools approximated the levels achieved in 1999.

    For the first nine months of 2000, consolidated sales were $1,195 million, representing a modest increase in relation to 1999. Adverse currency effects reduced consolidated sales by $50 million, while acquisitions contributed $14 million to the 2000 amount. The 1999 amount includes $46 million of sales from the European extrusion systems business. Adjusting for the divestiture and for currency and acquisition effects, sales for ongoing operations increased by 8% in 2000.

    Sales of the plastics technologies segment were $652 million in the first nine months of 2000, which approximated the $654 million of sales recorded in 1999 despite unfavorable currency effects of $22 million and the absence of the European extrusion systems business in 2000. Excluding these factors and the contribution of the segment's acquisitions, sales for ongoing operations increased by 10%. Sales of U.S.-built injection molding machines and extrusion systems increased significantly. U.S. dollar sales of European-built injection molding machines also increased despite adverse currency effects but sales of Uniloy products deceased on a year-to-date basis due to the same factors that caused the decrease for the third quarter.

    Sales of metalworking technologies products were $543 million in the first three quarters of 2000, representing an $11 million increase in relation to 1999 despite unfavorable foreign currency translation effects of $28 million. The segment's 1999 acquisitions contributed an incremental $10 million of sales for the period. Excluding these factors, sales increased by 6% in 2000. Sales of metalworking fluids increased worldwide as did sales of Valenite metalcutting products in North America. Widia's sales increased in local currency but decreased as measured in U.S. dollars due to the strength of the dollar in relation to the euro and other currencies. Sales of round metalcutting tools also increased but sales of grinding wheels decreased modestly.

    Export sales were $40 million in the third quarter of 2000 compared to $35 million in 1999. For the first three quarters of 2000, export sales totaled $105 million compared to $112 million in 1999. The increase for the quarter resulted from higher export shipments of injection molding machines and Valenite products. The decrease for the year-to-date period resulted principally from lower shipments of Uniloy products.

    Sales of both segments to non-U.S. markets, including exports, totaled $156 million in the third quarter of 2000, compared to $172 million in 1999. Sales to non-U.S. markets totaled $464 million during the first three quarters of 2000 compared to $526 million in 1999. The decreases were caused principally by currency effects, the absence of the European extrusion business in 2000 and reduced shipments of Uniloy products to non-U.S. locations. For the first nine months of 2000 and 1999, products manufactured outside the U.S. approximated 36% and 40% of sales, respectively, while products sold outside the U.S. approximated 39% and 44% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings
    Our consolidated manufacturing margin in the third quarter of 2000 was 25.9% compared to 26.1% in 1999. The decrease in relation to 1999 resulted principally from lower margins for grinding wheels and metalworking fluids, the latter being due to higher oil prices. These factors offset the beneficial effects of the efficiency initiatives that began in 1999.

    For the first nine months of 2000 and 1999 the consolidated manufacturing margin was 26.0%. Margins for plastics technologies products increased due principally to the effects of the 1999 efficiency initiatives and higher sales volumes except at Uniloy. The overall margin for the metalworking technologies segment decreased modestly due to the effects of a $2.5 million second quarter inventory adjustment in the grinding wheels business and higher oil prices in metalworking fluids.

    Excluding restructuring costs, the plastics technologies segment had operating earnings of $26.2 million, or 12.3% of sales, in the third quarter of 2000, compared to $21.0 million, or 9.7% of sales, in 1999. The increase resulted in part from improved results for injection molding machines worldwide reflecting the successful implementation of the 1999 efficiency measures. Earnings also improved for D-M-E products and U.S.-built extrusion systems, while Uniloy's earnings continued to be penalized by low sales volume. The segment's earnings for the third quarter of 2000 also includes $4.0 million in royalty income from the licensing of patented technology.

    Excluding restructuring costs, the metalworking technologies segment had operating earnings of $17.2 million, or 9.5% of sales, in the third quarter of 2000, compared to $18.2 million, or 10.3% of sales, in 1999. Despite improved earnings for Valenite products and round tools in North America, the segment's profitability declined due to lower operating results for grinding wheels and metalworking fluids, the latter being due to higher oil prices. Adverse currency translation effects reduced the segment's operating profit by approximately 3% in relation to 1999.

    For the first nine months of 2000, the plastics technologies segment had operating earnings excluding restructuring costs of $74.2 million, or 11.4% of sales, compared to $61.6 million, or 9.4% of sales, in 1999. As was the case for the third quarter, earnings for injection molding machines increased significantly while Uniloy had lower earnings. In 2000, the segment's earnings also benefited from royalty income from the licensing of patented technology. Earnings in 2000 also reflect the benefits of the efficiency improvement measures that began in 1999.

    Excluding restructuring costs, the metalworking technologies segment had operating earnings of $49.6 million, or 9.1% of sales, for the first three quarters of 2000, compared to $50.6 million, or 9.5% of sales, in 1999. Earnings for Valenite products and round metalcutting tools increased, while metalworking fluids had modestly higher earnings despite higher oil prices and adverse currency effects. The grinding wheels business had lower earnings due principally to the second quarter inventory adjustment. For the first nine months of 2000, the strength of the U.S. dollar in relation to the euro and other currencies had the effect of reducing the segment's operating profit by 3%.

    For the third quarter of 2000, total selling and administrative expense totaled $65.8 million, or 16.7% of sales, compared to $64.3 million, or 16.4% of sales, in 1999. Total selling and administrative expense decreased from $203.1 million, or 17.1% of sales, for the first three quarters of 1999, to $199.3 million, or 16.7% of sales, in 2000. The decrease for the year-to-date period is due principally to our aggressive cost reduction efforts that began in mid-1999 and continued in 2000.

    Other expense-net decreased from $3.7 million in the third quarter of 1999 to a net credit of $.9 million in 2000 due to the aforementioned royalty income. For the first three quarters of 2000, other expense-net was $6.3 million compared to $8.2 million in 1999. The year-to-date amount for 2000 includes $5.8 million of royalty income which had the effect of offsetting higher financing costs related to the sale of receivables and increased goodwill amortization expense.

    Interest expense-net increased in the third quarter of 2000 and for the year-to-date period due to higher short-term interest rates.

Restructuring Costs
    In 1999, we implemented two separate initiatives to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations.

    In September, 1999, we announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998 we recognized the need for improved efficiency within Uniloy's European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that certain of the manufacturing and assembly operations at the plants located in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and that other operations would be transferred to another plant located in the Czech Republic. In the second quarter of 1999, we began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999, and publicly announced in September, 1999.

    The total cost of the plan, which was implemented in the fourth quarter of 1999 and which is scheduled to be completed in the fourth quarter of 2000, was originally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisition date and lower than expected costs to relocate inventory and equipment have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.4 million, including $.7 million that is being charged to expense as incurred. Of the latter amount, $.5 million was expensed in the first three quarters of 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $1.0 million, including $.3 million in the first three quarters of 2000. Charges against the reserve in the first three quarters of 2000 were $2.3 million.

    The total cash cost of the consolidation is currently expected to be approximately $2 million, which is net of the expected proceeds from the sale of two facilities in Italy. The consolidation is reducing revenues in the short term but is not expected to adversely affect revenue next year. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which began to phase-in during the second quarter of 2000.

    In December, 1999, we implemented a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments' operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which have been transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, substantially all of which have been eliminated as of September 30, 2000. There have been no significant changes in the actions contemplated by the plan but the total cost of implementing it is now expected to be approximately $18.4 million, including $16.0 million in 1999 and $2.4 million in 2000. The reduction in the total cost of the plan has resulted principally from lower than expected costs for employee, inventory and equipment relocation and - to a significantly lesser degree - severance and other termination benefits. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in the first three quarters of 2000 totaled $10.2 million. Foreign currency exchange rate fluctuations during the first three quarters had the effect of reducing the reserve by an additional $.8 million. In addition, excess reserves for employee termination benefits and facility exit costs totaling $.2 million were reversed in the third quarter of 2000. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $2.6 million for additional costs that are being charged to expense as incurred. Of the latter amount, $1.8 million was incurred in the first three quarters of 2000.

    The total cash cost of the plan, including capital expenditures of $3.5 million, is expected to be approximately $15.2 million, most of which will be expended in 2000. Completion of the plan is expected to result in annual pretax cost savings of more than $20 million, which are phasing-in during 2000 and which are expected to be fully realized in 2001.

    As presented in the Consolidated Condensed Statements of Earnings for the third quarter of 2000 and the nine months ended September 30, 2000, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

(In millions)	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2000

Costs related to Uniloy consolidation	$—	$.5
Other restructuring costs
Charges to expense	.8	1.8
Reserve adjustments	(.2)	(.2)

	$.6	$2.1

    Changes in the reserves for the two initiatives discussed above during the third quarter of 2000 and the nine months ended September 30, 2000 are summarized in the following table.

Restructuring Reserves

(In millions)	Three Months Ended Sept. 30, 2000			Nine Months Ended Sept. 30, 2000

	Beginning Balance	Change	Ending Balance	Beginning Balance	Change	Ending Balance

Uniloy consolidation
Termination benefits	$1.4	$(.1)	$1.3	$3.6	$(2.3)	$1.3
Facility exit costs	.6	(.2)	.4	.7	(.3)	.4

	2.0	(.3)	1.7	4.3	(2.6)	1.7
Restructuring costs
Termination benefits	1.7	(.4)	1.3	9.4	(8.1)	1.3
Facility exit costs	2.6	(1.9)	.7	3.8	(3.1)	.7

	4.3	(2.3)	2.0	13.2	(11.2)	2.0

Total reserves	$6.3	$(2.6)	$3.7	$17.5	$(13.8)	$3.7

Divestiture of Business
    In September, 2000, we completed the previously announced sale of our German-based industrial magnets business, Widia Magnet Engineering, for approximately $14 million, subject to post-closing adjustments, and recorded a pretax gain of $1.5 million ($.8 million after tax). With 1999 annual sales of approximately $30 million, Widia Magnet Engineering has approximately 280 employees and manufactures and sells both soft and permanent magnets used in automotive and other applications. The business was included in the acquisition of Widia GmbH in 1995 and was sold to redeploy assets to other businesses.

Earnings Before Income Taxes and Minority Shareholders' Interests
    Earnings before income taxes and minority shareholders' interests, including the gain of the sale of the industrial magnets business and net of restructuring costs, were $27.5 million in the third quarter of 2000, compared to $25.0 million in 1999. For the first three quarters of 2000, earnings before income taxes and minority shareholders' interests, including restructuring costs and the divestiture gain, were $74.5 million compared to $69.0 million in 1999.

Income Taxes
    The third quarter 2000 and 1999 provisions for income taxes include U.S. federal and state and local income taxes as well as non-U.S. income taxes in jurisdictions outside the U.S.

    As discussed more fully in the notes to the consolidated condensed financial statements, Milacron entered both 2000 and 1999 with sizeable net operating loss (NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. As a result of expected reductions in valuation allowances, Milacron's expected effective tax rate for 2000 is less than the U.S. statutory rate, as was also the case in 1999.

    The effective tax rate for 2000 is expected to be approximately 30-32% while the rate for 2001 is expected to increase slightly to 32-34%. However, the actual rates for both years will ultimately be contingent upon the mix of earnings among tax jurisdictions and other factors that cannot be predicted with certainty at this time.

Net Earnings
    For the third quarter of 2000, net earnings were $18.5 million, or $.53 per share (diluted), compared to $17.4 million, or $.47 per share (diluted), in 1999. Net earnings for the first three quarters of 2000 were $50.3 million, or $1.41 per share (diluted), compared to $47.8 million, or $1.28 per share (diluted), in 1999. For both periods, the percentage increase in per-share earnings exceeds the percentage increase in net earnings due to fewer common shares outstanding as a result of our common share repurchase program which is discussed below. The net earnings and earnings per share amounts for the third quarter of 2000 include after-tax restructuring costs of $.4 million, or $.01 per share, and the after-tax gain on the sale of the industrial magnets business of $.8 million, or $.02 per share. After-tax restructuring costs for the first three quarters of 2000 were $1.4 million, or $.04 per share.

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

Market Risk

Foreign Currency Exchange Rate Risk
    Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At September 30, 2000, Milacron had outstanding forward contracts totaling $13.8 million, compared to $18.7 million at December 31, 1999, and $18.6 million at September 30, 1999. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at September 30, 2000 or September 30, 1999, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

Interest Rate Risk
    At September 30, 2000, Milacron had fixed interest rate debt of $224 million, including $115 million of 8 3/8% Notes due March 15, 2004 and €115 million ($102 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $243 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1999 and September 30, 1999, fixed rate debt totaled $222 million and $221 million, respectively, and floating rate debt totaled $301 million and $328 million, respectively. We also sell up to $85 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% change in interest rates would be approximately $2.4 million at September 30, 2000, $2.3 million at December 31, 1999 and $2.1 million at September 30, 1999.

Liquidity and Sources of Capital
    At September 30, 2000, Milacron had cash and cash equivalents of $27 million, representing a decrease of $6 million during the third quarter of 2000 and a decrease of $54 million during the first three quarters of the year. The decrease for the year-to-date period resulted principally from the use of $42 million of the proceeds from the 1999 sale of the European extrusion systems business to repay borrowings under lines of credit early in 2000.

    Operating activities provided $30 million of cash in the third quarter of 2000, compared to $38 million provided in 1999. For the first nine months of 2000, operating activities provided $49 million of cash compared to $54 million in the comparable period of 1999. The third quarter and year-to-date amounts for 2000 include the cash costs of the previously discussed efficiency and restructuring initiatives. For the third quarter of 2000 and for the three quarters ended September 30, 2000, additional sales of accounts receivable under our receivables purchase agreement provided $10 million of cash. Sales of receivables provided $2 million of cash in the third quarter of 1999 and $11 million for the first three quarters of that year.

    In the third quarter of 2000, investing activities provided $6 million of cash, including $14 million from the sale of the industrial magnets business, partially offset by $11 million of capital expenditures. In the third quarter of 1999, investing activities used $41 million of cash, including $7 million for capital expenditures, and $36 million for acquisitions.

    In the first three quarters of 2000, investing activities resulted in a $17 million use of cash, principally for capital expenditures. In the first three quarters of 1999, investing activities used $70 million of cash, including $36 million for capital expenditures and $47 million for acquisitions.

    Financing activities used $42 million of cash in the third quarter of 2000, compared to $8 million of cash provided in 1999. The 2000 amount includes $7 million for the repurchase of common shares (as discussed below), as well as repayments of debt of $30 million.

    During the first three quarters of 2000, financing activities used $85 million of cash, including $31 million for common share repurchases and $151 million for repayments of debt. The latter amount includes $100 million for the repayment of 7 7/8% Notes due May 15, 2000 using the proceeds from a €115 million ($110 million) Eurobond debt offering that was completed on April 6, 2000. Financing activities provided $10 million of cash in the first nine months of 1999.

    In the fourth quarter of 1998, we announced a two million common share repurchase program, of which 1.2 million shares were repurchased through December 31, 1998. The remainder of shares were repurchased in the first quarter of 1999. In the first quarter of 2000, our Board of Directors authorized the repurchase of up to four million additional common shares on the open market, of which 2.3 million had been repurchased through September 30, 2000. An additional .7 million shares were repurchased during October 2000, bringing the cumulative total to 3.0 million shares.

    As of September 30, 2000, Milacron's current ratio was 1.6, compared to 1.3 at both December 31, 1999 and September 30, 1999. The increase in the current ratio was principally due to the repayment of the 7 7/8% Notes due May 15, 2000.

    As of September 30, 2000, Milacron had lines of credit with various banks of approximately $573 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $291 million at September 30, 2000.

    Total debt was $467 million at September 30, 2000, representing a decrease of $56 million from December 31, 1999.

    Total shareholders' equity was $480 million at September 30, 2000, a decrease of $11 million from December 31, 1999. The decrease resulted from $16 million of unfavorable foreign currency translation effects and the share repurchase program, which more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) was 49% at September 30, 2000 compared to 52% at December 31, 1999.

    We believe that Milacron's cash flow from operations and currently available credit lines are sufficient to meet our operating, share repurchase and capital requirements for the next year.

Outlook
    While third quarter orders were at good levels overall for our key businesses - injection molding machines and cutting tools - there was some softening in September and we remain concerned about the general outlook for industrial markets, especially in light of higher oil prices and the continually weakening euro. Offsetting these factors, to a degree, are our company-wide efficiency measures and specific actions well underway to improve profitability in our blow molding systems and grinding wheels operations. So, at this time, we believe Milacron's fourth quarter earnings before nonrecurring items will approximate the $.61 of the fourth quarter a year ago.

    Looking further ahead, assuming world economies in general - and automotive production and consumer spending in particular - stay at relatively healthy levels, Milacron is targeting a 10% to 12% earnings improvement in 2001, on a 5% to 6% sales increase, exclusive of any future acquisitions.

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
  production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron's plastics technologies products, steel, oil, cobalt, tungsten and industrial grains used in the production of metalworking products;
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
    The information required by Item 3 is included in Item 2 on pages 18 and 19 of this Form 10-Q.

PART II  Other Information

Item 1.  Legal Proceedings
    In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
	Exhibit (27)	—	Financial Data Schedule — filed as part of Part I

(b)	Reports on Form 8-K —There were no reports on Form 8-K filed during the quarter ended September 30, 2000

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	November 13, 2000	By:	/s/Jerome L. Fedders

Jerome L. Fedders Controller

Date:	November 13, 2000	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Treasurer and Chief Financial Officer

Index to Exhibits

Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
	4.2	7 7/8% Notes due 2000 — Incorporated by reference to the company's Registration Statement on Form S-4 dated July 21, 1995 (File No. 33-60081).
4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1987 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 27, 1987.
	10.2	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.3	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.4	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated by reference to the company's Form 10-Q for the quarter ended June 30, 2000.
	10.5	Milacron 1996 Short-Term Management Incentive Plan — Incorporated herein by reference to the company's Form 10-K for the Fiscal Year ended December 28, 1996.
	10.6	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
	10.7	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
	10.8	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1998.
	10.9	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1998.
	10.10	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
10.11	Amended and Restated Revolving Credit Agreement dated as of
November 30, 1998 among Milacron Inc., Cincinnati Milacron
Kunststoffmaschinen Europe GmbH, the lenders listed
therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-K for the
Fiscal year ended December 31, 1998.
	10.12	Milacron Compensation Deferral Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
10.13	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and
Chase Mellon Shareholder Services, L.L.C., as Rights Agent
— Incorporated herein by reference to the company's Registration Statement on Form 8-A (File No. 001-08485).
10.14	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial
Automation Systems, Inc., UNOVA U.K. Limited and Cincinnat Milacron Inc.
dated August 20, 1998.
— Incorporated herein by reference to the company's Form 8-K dated December 30, 1995.
10.15	Purchase and Sale Agreement between Johnson Controls, Inc.,
Hoover Universal, Inc., and Cincinnat Milacron Inc. dated August 3, 1998.
— Incorporated herein by reference to the company's Form 8-K dated September 30, 1998.
10.16	Amendment Number One dated as of March 31, 1999 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe
GmbH, the lenders listed therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-K for the
Fiscal year ended December 31, 1999.
	10.17	Milacron Supplemental Executive Pension Plan. — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
10.18	Milacron Compensation Deferral Plan Trust Agreement by and between
Milacron Inc. and Reliance Trust Company.
— Incorporated by reference to the company's Form 10-K for the
Fiscal year ended December 31, 1999.
10.19	Milacron Supplemental Retirement Plan Trust Agreement by and between
Milacron Inc. and Reliance Trust Company.
— Incorporated by reference to the company's Form 10-K for the
Fiscal year ended December 31, 1999.
10.20	Amendment Number Two dated as of January 31, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Grundstucksverwaltung GmbH, Milacron
Kunststoffmaschinen Europe GmbH, the lenders listed therein
and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-Q for the quarter ended March 31, 2000.
10.21	Amendment Number Three dated as of July 13, 2000 to the Amended and
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-Q for the quarter ended June 30, 2000.
11.	Statement Regarding Computation of Per-Share Earnings		26
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter regarding Change in Accounting Principles — not applicable
19.	Report Furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel
24.	Power of Attorney — not applicable
27.	Financial Data Schedule — Filed as part of EDGAR document
99.	Additional Exhibits — not applicable

23—25

Exhibit 11 Computation of Per Share Earnings Milacron Inc. and Subsidiaries (Unaudited)

(In thousands, except per-share amounts)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2000	1999	2000	1999

Net earnings	$18,518	$17,360	$50,345	$47,775
Less preferred dividends	(60)	(60)	(180)	(180)

Net earnings available to common shareholders	$18,458	$17,300	$50,165	$47,595

Basic earnings per share:

Weighted-average common shares
outstanding	34,588	36,727	35,379	36,918

Per share amount	$.53	$.47	$1.42	$1.29

Diluted earnings per share:

Weighted-average common share outstanding	34,588	36,727	35,379	36,918
Dilutive effect of stock options and restricted
shares based on the treasury stock method	90	267	108	239

Total	34,678	36,994	35,487	37,157

Per share amount	$.53	$.47	$1.41	$1.28

Note:	This computation is required by Regulation S-K, Item 601, and is filed as an exhibit under Item 6 of Form 10-Q.