Form 10-K405
period 2000-12-31
MILACRON INC
filed 2001-03-21
CIK 716823

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2000	1-8485

MILACRON INC.

2090 Florence Avenue
Cincinnati, Ohio 45206
(513) 487-5000

Incorporated in Delaware	I.R.S. No. 31-1062125

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class: Common Shares — Par Value $1.00	Name of Each Exchange on Which Registered: New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant is $613,586,298 at February 28, 2001.*

     *Voting stock held by officers, directors and principal holders is not included in the computation. The company, however, has not made a determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

     Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2001: 33,354,557

Documents Incorporated by Reference:
PART III — Proxy statement, dated March 23, 2001

Milacron Inc.

2000 FORM 10-K

PART I

Item 1.   Business

General

      Milacron is a global manufacturer and distributor of tools, supplies, machinery and systems to produce plastic and metal products. We operate in two business segments: plastics technologies and metalworking technologies. To processors of plastic products, we sell a broad range of machinery, mold tooling and ancillary supplies; and to metalworking industries, we sell a wide variety of cutting tools, abrasives and fluids.

     Starting out in the 1860s as a screw and tap maker in a small shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading maker of machine tools serving metalworking industries, in 1998 we divested this business in order to focus exclusively on our two more rapidly growing businesses.

     Milacron’s plastics technologies group, which accounted for 55% of consolidated sales in 2000, sells equipment and turnkey systems for the three most common methods of processing plastic: injection molding, extrusion and blow molding, as well as related mold tooling, components and MRO (maintenance, repair and operating) supplies to these same customers. Major global markets for plastics technologies include the following industries: packaging, automotive, construction, consumer goods, electrical and electronics, medical and housewares and appliances.

     Milacron’s metalworking technologies group, at 45% of consolidated sales, sells carbide inserts and related tool holders, carbide and high-speed steel round tools, coolants, lubricants, cleaning fluids and grinding wheels to many large manufacturing industries worldwide. These include: automotive, machinery, electrical and electronic, consumer goods, oil and gas drilling and mining, aerospace, off-road equipment, housewares and appliances, and construction.

     Milacron pursues an active acquisition and divestiture strategy to expand our core businesses on a global basis and to improve profitability. Since 1993, we have made eleven acquisitions in plastics technologies and eight in metalworking technologies while divesting six businesses.

     During the last eight years, with the help of several acquisitions, plastics technologies sales have grown at a compounded annual rate of 14%, while metalworking technologies sales, starting from a lower base, have grown 27%. In both segments, operating earnings before nonrecurring items (primarily gains and losses on divestitures and restructuring charges) have risen 18% compounded annually. Reported growth in the past few years has been slower for several reasons including ongoing softness in many key industrial markets worldwide and the effect of currency translation.

     On a consolidated basis in the past eight years, Milacron’s sales from continuing operations have grown 18% compounded annually. Competing effectively in international markets, our sales to customers outside the U.S. have risen from $155 million in 1992 to $613 million, representing 39% of total sales, in 2000. Since 1992, excluding nonrecurring items, Milacron’s earnings have improved 34% compounded annually and earnings per share have increased 31%. Including nonrecurring items, earnings from continuing operations have grown 16% compounded annually and 13% on a per-share basis.

Strategic Acquisitions and Divestitures

      Over the past eight years in an effort to expand our product offering and global presence in both plastics and metalworking technologies, Milacron has made a series of acquisitions in both segments. In plastics, we have made a strong effort to diversify from capital goods into durable goods and consumables. In metalworking, which is almost entirely consumables and durables, we have expanded our annual revenues of $108 million from metalworking fluids and abrasives in 1992 to $710 million in 2000 through the addition of several cutting tool businesses.

Acquisition	Date	Product Lines

Valenite	1993	Carbide inserts, tool holders

Ferromatik	1993	Injection molding machines

Widia	1995	Carbide inserts, tool holders

Talbot Holdings	1995	Drills, end mills, taps

D-M-E	1996	Mold bases, mold tooling

Data Flute CNC	1997	Solid carbide end mils

Minnesota Twist	1997	High-speed steel drills

Northern Supply	1998	Plastics processing supplies

Wear Technology	1998	Extruder barrels and screws

Autojectors	1998	Vertical injection machines

Uniloy	1998	Blow molding systems and molds

Master Unit Die	1998	Mold bases, tooling

Werkö	1998	High-speed steel drills

Nickerson	1999	Plastics tooling and supplies

Producto Chemicals	1999	Metalworking cleaning fluids

Oak International	1999	Metalforming fluids

Akron Extruders	2000	Single-screw extruders

Rite-Tek Canada	2000	Plastics MRO supplies

Ontario Heater and Supply	2000	Plastics MRO supplies

     To further expand our presence in all phases of plastics processing, in 2000 we bought three small companies with strategic, high-growth characteristics: Ontario Heater and Supply Company (OHS) and Rite-Tek Canada, which specialize in the distribution of supplies to the plastics processing industry; and Akron Extruders, which adds new depth to our North American line of single-screw extrusion systems.

     Milacron is committed to growing sales and profitability in each of our businesses and we will seek to divest any operation or product line that is not critical to our core businesses or not likely to meet our growth targets. Since 1994, we have sold six such businesses:

Divestiture	Date	Product Lines

Sano	1993	Plastic blown film systems

American Mine Tool	1995	Carbide mining tools

Electronic Systems	1995	Machine controls

Machine Tools	1998	Metalworking machinery

European Extrusion	1999	Plastics extrusion systems

Widia Magnet Engineering	2000	Industrial magnets

Cost Cutting and Efficiency Initiatives

      In the normal course of business, we continually search for opportunities to reduce costs and improve efficiency. In 2000, we concentrated on two major efforts in this area: a company-wide efficiency program and the consolidation of our European blow molding operations.

     The company-wide efficiency-improvement program, carried out in both segments in North America and in Europe, entailed closing four small manufacturing facilities and five administrative offices, and the elimination of more than 300 administrative and manufacturing positions worldwide. Initiated in 1999 and substantially completed in 2000, the plan cost approximately $18 million and yielded $19 million in savings in 2000. The annualized savings from the plan are expected to exceed $20 million and to be fully realized in 2001.

     The consolidation of European blow molding operations consisted of closing plants in Florence, Milan, and Berlin and the transfer of their manufacturing and assembly operations to an existing plant located in the Czech Republic and to a new facility near Milan upon its completion in the first half of 2001. The consolidation, which cost approximately $6 million, is expected to generate annual savings of approximately $3 million.

     All told, the efficiency improvement program, the consolidation of European blow molding operations and other cost-cutting efforts in 2000 led to the elimination of more than 400 positions and projected annualized savings of around $25 million.

Research and Development, New Product Development and Capital Expenditures

      At Milacron, we emphasize efficient investment in research and development and in new capital equipment in support of rapid new product introductions to enhance our growth and global competitive position. To this end, we invested $34.4 million in R&D in 2000, compared to $34.5 million in 1999 and $36.7 million in 1998.

     In 2000, we invested $47 million in capital additions, most of which went for advanced technology to increase productivity throughout our operations. The balance of our investment went primarily to enhance our computer systems and Internet capabilities to better serve our customers.

Patents

      Milacron holds a number of patents pertaining to both plastics and metalworking technologies, none of which is material to either business segment.

Employees

      The average number of employees at Milacron was 10,922 people in 2000. Of these, 5,424 were outside the U.S. As of year-end 2000, our employment was 10,735 people.

Backlog

      The backlog of unfilled orders was $181 million at the end of 2000 and $243 million at the end of 1999. The backlog at year-end 2000, substantially all of which is believed to be firm, is expected to be delivered in 2001.

Segment Information

      Segment and geographic information for the years ended December 31, 2000, 1999 and 1998 is included in the notes to Milacron’s consolidated financial statements on pages 40 through 42 of this Form 10-K.

Plastics Technologies Business

      Plastics Technologies Markets. The markets for plastics machinery and supplies have grown steadily over the past five decades, as plastics continue to replace traditional materials such as metal, wood, glass and paper in manufactured products. Plastics are increasingly the material of choice for packaging, cars, buildings and infrastructure, consumer goods, electronics, medical devices and housewares and appliances.

     Advancements in the development of materials and in the capabilities of the processing equipment continue to make plastic products more functional and less expensive, thus spurring secular growth. Thanks to superior strength-to-weight ratios, plastics are increasingly used in transportation-related industries. And consumer demand for safer, more convenient products has also driven the general demand for plastic products.

     The plastics technologies areas where Milacron competes comprise a $15 billion global market. About two-thirds of the market consists of capital equipment, which is subject to general economic cycles and capital spending patterns. Demand is often shaped by other, more specific factors as well, such as fluctuations in resin pricing and availability, oil, gas and electricity prices, the impact of interest rates on new housing starts and auto sales, the introduction of new model cars and consumer spending. Changes in currency exchange rates may also affect our customers’ businesses and, in turn, the demand for processing equipment.

     While concerns about energy conservation and the environment could theoretically deter the growth of the plastics industry, in practice this does not appear to have happened. Factually, it has been known for many decades that the use of plastics actually conserves energy and is environmentally friendly when compared to making the same products out of metal, wood, glass or paper. To further address environmental issues, many polymer suppliers, machinery makers and processors are actively developing and improving methods of recycling. Through membership in the trade association, Society of Plastics Industry, Milacron continues to work with other leading companies to position plastics as a part of the solution to the challenges of energy and environmental conservation.

     Plastics Technologies Products. We believe Milacron is the broadest-line producer of machinery, mold bases, related tooling and supplies for plastics processing in the world. With 2000 sales of $874 million, our plastics technologies segment is organized around five major businesses:

Business	Product Lines

Ferromatik Milacron	Injection molding systems

Uniloy Milacron	Blow molding systems and molds

ExtrusionTek Milacron	Extrusion systems

D-M-E	Mold bases and related tooling

MRO	Aftermarket parts and supplies

     We offer full lines of equipment and systems for the three major methods of processing plastic: injection molding, extrusion and blow molding. Milacron is also a leading maker and supplier of durable goods such as mold bases and related tooling, components and supplies for the injection moldmaking industry, and we make complete molds for blow molding. We sell specialty auxiliary equipment for all types of plastics processing and we rebuild and retrofit older equipment manufactured by Milacron or others. We also have a growing presence as a supplier of aftermarket MRO items.

     In each of our businesses, Milacron has a global leadership position with certain product lines. We are a world leader, for example, in all-electric injection molding systems, which we believe will become the industry standard within the next several years. Compared to traditional hydraulic powered machines, all-electric systems are faster, quieter, cleaner, more accurate and consume less than half the energy. In blow molding, we believe we are the number-one maker of systems to produce HDPE (high density polyethylene) containers. Our twin-screw extruders are the system of choice in North America to produce a wide variety of PVC products used in construction and remodeling. And our D-M-E pre-engineered mold bases are the best-selling products in their categories in North America and very popular in Europe as well.

     Plastics Technologies Geographic Sales. About 78% of our plastics technologies sales in 2000 went to customers in North America. European sales made up about 17% of the group’s total, with the rest coming from Asia and the rest of the world. The trend in recent years toward an increasingly high percentage of sales in North America has been exacerbated by weak or depressed overseas markets, the strong dollar and the resulting currency translation effects, the divestiture of our European extrusion systems business at the end of 1999 and recent acquisitions of North American-based companies. From a transactional point of view, fluctuating currency exchange rates and the introduction of the euro have not caused any material changes in Milacron’s competitive position in the industry or in the operation of this group’s businesses.

     Plastics Technologies Distribution. We distribute our plastics machinery and systems through a combination of a direct sales force and independent agents, who are spread geographically throughout our key markets. We sell our mold bases, supplies and components through a direct distribution network in North America and Europe and through a large network of joint venture sales and service offices in Asia. We market our MRO supplies in traditional printed catalogs as well as through electronic catalogs and over the Internet.

     Our plastics technologies group maintains sales, marketing and customer service facilities in major cities across North America and Europe. In Asia, we have offices in Singapore, China and Malaysia and we also sell through a large network of joint venture sales and service offices in all major countries. A great number of D-M-E’s products are sold through catalogs and telemarketing. We are rapidly developing full e-business capabilities for Internet sales and distribution.

     Our service and parts organization, ServTek, provides a steady revenue stream and continues to grow worldwide. Through ServTek, we supplement our own service technicians with a network of independent providers for 24-hour response across North and South America and in a number of European countries.

     Plastics Technologies Customers. Our plastics technologies customers are involved in making a wide range of everyday products: from automotive parts to refrigerator liners, from electronic and medical components to digital cameras, cell phones, toothbrushes and razors; from milk bottles to outdoor furniture and toys. Discrete end-markets in order of 2000 sales were: packaging, automotive, construction, consumer goods, electrical, medical, housewares and appliances. The two largest customer categories, packaging and automotive, each accounted for about 20% of the group’s sales.

     Plastics Technologies Production Facilities. For the plastics technologies segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Ahmedabad, India	Injection molding machines

Batavia, Ohio	Injection machines, all-electric injection molding machines, blow molding machines, extrusion systems

Charlevoix, Michigan	Mold components

Corby, England	Injection molding components

Florence, Italy (1)	Blow molding machines

Greenville, Michigan*	Mold base manufacturing

Lewistown, Pennsylvania	Mold components

Madison Heights, Michigan	Mold base components

Magenta, Italy* (2)	Blow molding machines

Malterdingen, Germany	Injection molding machines

Manchester, Michigan	Blow molding machines

McPherson, Kansas*	Extrusion screws and barrels

Mechelen, Belgium	Mold base components

Melrose Park, Illinois	Special mold base components

Monterey Park, California	Special mold base components

Mt. Orab, Ohio	Plastics machinery parts

Neuenstadt am Kocher, Germany	Special mold base components

Policka, Czech Republic	Blow molding machines

Windsor, Ontario, Canada	Machinery for mold bases

Youngwood, Pennsylvania	Mold bases and components

(1)	Closing in quarter 1, 2001
(2)	Opening in quarter 2, 2001

*	Leased

     Plastics Technologies Competition. The markets for plastics technologies are global and highly competitive and include North American, European and Asian companies. We believe Milacron has the number-one share of the North American market and the number-two share worldwide. Our competitors vary in size: some are larger than us, most are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are: product features, technology, performance, reliability, quality, delivery, price and customer service.

Metalworking Technologies Business

       Metalworking Technologies Markets. Key markets for our tools and related supplies include the whole spectrum of metalworking industries, from auto, aircraft and machinery makers and job shops, to manufacturers of electronic and consumer goods, and the construction and energy extraction businesses.

     During the past several decades, overall demand for metalworking products has grown at a rate approximating the growth of GDP (gross domestic product) in both developing and mature economies around the world. Higher growth areas within the metalworking industries include the machining of special alloys and lightweight metals such as aluminum as well as components to build equipment to process silicon wafers, circuit boards and other materials used in the electronic and computer-related industries.

     Milacron’s metalworking technologies business participates in a $15 billion world market and consists almost entirely of consumables, durables and services. As such, demand for our products is generally directly proportional to levels of industrial production, although we specifically target higher-growth areas with each of our product lines. Factors affecting our customers’ production rates, and ultimately demand for our own products, include auto sales, consumer spending and confidence, interest rates, energy prices and currency exchange rates.

     Metalworking Technologies Products. We believe Milacron is the world’s broadest-line maker of tools and supplies for the metalworking industries. The group, whose sales in 2000 were $710 million, is organized around five basic businesses:

Business	Product Lines

Widia, Valenite	Carbide inserts, tool holders

Round tools (many brands)	Carbide and high-speed steel drills, taps and end mills

Metalworking fluids (many brands)	Oil-based, water-soluble and synthetic fluids, cleaning and forming fluids

Abrasives (many brands)	Resinoid, vitrified, super abrasive and synthetic grinding wheels

Carbide die and wear	Die parts, wear parts, carbide rods

     The lines listed above represent over 150,000 different products. Milacron has established a leadership position in many new product technologies including synthetic lubricants, use of ceramic and super abrasives, high-performance cutting tool coatings, and product designs using computer modeling. About 65% of this segment’s 2000 sales are consumable products, which are depleted during the metalworking process, offering us a continuous opportunity to sell replacement products to our customers.

     Metalworking Technologies Geographic Sales. About 57% of our metalworking technologies sales were to customers in North America in 2000, while another 30% were sold in Europe. The remaining sales were to Asia, primarily India, where we have the leading share of the carbide insert market. Over the past several years, the group has achieved substantial growth in European markets in local currencies but adverse currency translation effects – the result of a strong U.S. dollar – have reduced reported sales considerably. In fact, the group’s sales would be at least $100 million higher in 2000 if 1995 exchange rates had been in effect. From a transactional point of view, fluctuating exchange rates and the introduction of the euro have not caused any material changes in Milacron’s competitive position in the industry or in the operation of this group’s businesses.

     Metalworking Technologies Distribution. Our metalworking technologies business sells products under multiple brands through parallel market channels, using direct sales, industrial distributors, agents and manufacturers’ representatives, and in traditional printed catalogs as well as through electronic catalogs and over the Internet. We manufacture most of what we sell, and most of what we make is sold under company-owned brands. In addition, our products are sold under the brand names of other companies through their own market channels, and we also use Milacron brand names to sell products that are made by other companies.

     Metalworking Technologies Customers. Our metalworking tools, abrasives and fluids are involved in making all kinds of products, from automotive power train parts to aluminum soft drink cans, from air conditioners and hair dryers to jet engines and bicycles, not to mention a variety of industrial components such as gaskets, seals, pumps and valves.

     Discrete end-markets for our metalworking technologies group in order of importance based on 2000 sales were: automotive and transportation, machinery, electrical and electronic, consumer goods, energy extraction, aerospace, off-road equipment, housewares and appliances and construction. The largest customer category, automotive and transportation, accounted for 35% of the group’s sales in 2000, higher than usual due to the strength of car production and softness in many other markets.

     Metalworking Technologies Production Facilities. For our metalworking technologies segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Altenburg, Germany *	Taps

Andrezieux, France	Carbide inserts

Bangalore, India	Carbide inserts, tool holders, carbide wear parts, special machine tools

Carlisle, Pennsylvania	Resin grinding wheels

Chisholm, Minnesota	High-speed steel drills

Cincinnati, Ohio	Metalworking fluids, precision grinding wheels

Corby, England *	Metalforming fluids

Detroit, Michigan (5 plants in metro area, of which 3*)	Carbide inserts, special steel products, gaging systems

Essen, Germany (2 plants)	Carbide inserts, metallurgical powders, carbide rods

Gainesville, Texas *	Tool holding systems for turning, milling and boring

Grenada, Mississippi *	Metalforming fluids

Hardenberg, The Netherlands	Carbide wear parts

Königsee, Germany *	High-speed steel drills and taps

Lichtenau, Germany	Tool holders

Livonia, Michigan *	Process cleaners, corrosion inhibitors, specialty products

Millersburg, Pennsylvania (2 plants)	End mills, taps, counterbores

Nogales, Mexico *	Resin grinding wheels

Patancheru, India	Rock tools

Pittsfield, Massachusetts (2 plants)	Carbide end mills

Sinsheim, Germany *	Special steel tooling

Sturgis, Michigan	Metalforming fluids

Ulsan, South Korea	Metalworking fluids

Valley View, Ohio *	End mills

Vlaardingen, The Netherlands	Metalworking fluids

West Branch, Michigan (2 plants)	Metallurgical powders, carbide rods, carbide wear parts

Westminster and Seneca, South Carolina (6 plants)	Carbide and diamond inserts

*	Leased

     Metalworking Technologies Competition. While we have many competitors in metalcutting tools, we believe Milacron has the number-two share of the North American market and ranks third overall globally. Our competitors in metalworking fluids are large petrochemical companies and smaller companies specializing in similar fluids. There are a few large competitors in the North American grinding wheel market, one of which is significantly larger than Milacron. Principal competitive factors in these markets include market coverage, technology, performance, delivery, price and customer service.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During
Name and Age	Position	Last Five Years

Daniel J. Meyer (a) (64)	Chairman and Chief Executive Officer, Director	Elected Chairman and Chief Executive Officer in November, 1991. Has served as Director since 1985. Also is a member of the Executive Committee. Also served as President from January, 1998 through September, 1999.
Ronald D. Brown (b) (47)	President and Chief Operating Officer, Director	Elected President and Chief Operating Officer and a Director of the company in 1999. Prior thereto was Senior Vice President -Finance and Administration and Chief Financial Officer from 1998, Vice President — Finance and Administration and Chief Financial Officer from 1997 and Vice President — Finance and Chief Financial Officer from 1993.
James R. Christie (55)	Group Vice President — Metalworking Technologies	Elected Group Vice President — Metalworking Technologies in February, 2000. Prior thereto was Vice President — Metalworking Technologies from 1997 and President of Valenite from 1993.
Harold J. Faig (52)	Group Vice President — Plastics Technologies	Elected Group Vice President — Plastics Technologies in February, 1994.
William J. Gruber (47)	Vice President — Ferromatik Milacron — North America	Elected Vice President — U.S. Plastics Technologies in 1996. Prior thereto was Manager of U.S. Plastics Technologies from 1995 and General Manager, Products Division from 1984.
Barbara G. Kasting (48)	Vice President — Human Resources	Elected Vice President — Human Resources in 1997. Prior thereto was Assistant Treasurer from 1995 and Director of Treasury Operations from 1994.
Robert P. Lienesch (55)	Vice President — Finance and Chief Financial Officer	Elected Vice President — Finance, Treasurer and Chief Financial Officer in 1999. Has served as Vice President and Treasurer since 1998. Prior thereto was Controller from 1989.
Hugh C. O’Donnell (49)	Vice President, General Counsel and Secretary	Elected Vice President, General Counsel and Secretary in 1999. Prior thereto was Corporate Counsel from 1992.
James M. Stergiopoulos (c) (62)	Vice President — Plastics Technologies, Europe	Elected Vice President — Plastics Technologies, Europe in 1995. Prior thereto was Director, Plastics Technologies Europe from 1994.
Jerome L. Fedders (57)	Controller	Elected Controller in 1998. Prior thereto was Group Controller, Plastics Technologies from 1994.
John C. Francy (36)	Treasurer	Elected Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998, Director of Treasury Operations from 1997 and Controller of Machine Tool Marketing Worldwide from 1995.

Notes:

   Parenthetical figure below name of individual indicates age at most recent birthday prior to December 31, 2000.

   There are no family relationships among the executive officers of the Registrant.

   Officers of the company are elected each year by the Board of Directors.

(a)	In February, 2001, Daniel J. Meyer announced his intention to retire from the company in May, 2001. Mr. Meyer will stand for reelection as a Director in April, 2001.
(b)	In February, 2001, Ronald D. Brown, was elected Chairman and Chief Executive Officer effective June 1, 2001.
(c)	In December, 2000, James M. Stergiopoulos announced his intention to retire from the company in February, 2001.

Item 2.   Properties

       We lease our corporate headquarters building from a third party. This building is located approximately 2 miles north of downtown Cincinnati, Ohio.

     The remaining information required by Item 2 is included in Part I on pages 6 and 8 of this Form 10-K.

Item 3.   Legal Proceedings

       In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
       The company’s common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 2001, there were approximately 4,785 holders of record of the company’s common shares. The company’s Preferred shares are not actively traded.

     The following table shows the price range of the common shares for 1999 and 2000, as reported by the New York Stock Exchange. Cash dividends of $.12 per common share were paid in each quarter of 1999 and 2000.

Common Stock Price Range

	High	Low

1999, quarter ended March 31	$21.13	$15.50

June 30	24.50	15.56

September 30	19.25	16.63

December 31	19.06	13.50

2000, quarter ended March 31	$15.78	$12.06

June 30	18.25	13.50

September 30	17.25	13.31

December 31	16.56	13.44

Item 6.   Selected Financial Data

(Dollars in millions,
except per-share
amounts)	2000		1999		1998		1997	1996	1995		1994	1993		1992

Summary of Operations

Sales	$1,584.2		$1,624.7		$1,514.7		$1,438.7	$1,357.9	$1,240.3		$858.6	$674.4		$409.5

Earnings from continuing operations before nonrecurring items	73.4		70.9		75.4		69.1	53.8	49.2		31.2	16.7		6.9

Percent of sales	4.6%		4.4%		5.0%		4.8%	4.0%	4.0%		3.6%	2.5%		1.7%

Percent of average shareholders’ equity	15.1%		14.7%		15.9%		15.1%	15.0%	23.0%		22.1%	12.9%		5.2%

Nonrecurring items after tax	(1.1	)(a)	(.8	)(b)	—		—	—	(3.8	)(c)	—	(22.8	)(d)	—

Earnings (loss) from continuing operations	72.3		70.1		75.4		69.1	53.8	45.4		31.2	(6.1)		6.9
Per common share

Basic	2.06		1.90		1.93		1.74	1.42	1.33		.93	(.20)		.24

Diluted	2.06		1.89		1.91		1.72	1.41	1.32		.92	(.20	)(e)	.24

Earnings (loss) from discontinued operations	—		—		(33.9	)(f)	11.5	12.5	60.2	(f)	6.5	(39.3	)(f)	9.2
Per common share

Basic	—		—		(.87)		.29	.33	1.78		.19	(1.26)		.34

Diluted	—		—		(.86)		.29	.33	1.75		.19	(1.26	)(e)	.33

Net earnings (loss)	72.3		70.1		41.5		80.6	66.3	105.6		37.7	(101.9	)(g)	21.5 (g)
Per common share

Basic	2.06		1.90		1.06		2.03	1.75	3.11		1.12	(3.26)		.78

Diluted	2.06		1.89		1.05		2.01	1.74	3.07		1.11	(3.26	)(e)	.77

Financial Position at Year-End

Working capital	249.9		160.7		179.6		325.7	318.3	392.7		151.4	114.3		191.8

Property, plant and equipment-net	305.5		323.2		350.9		343.1	319.1	265.5		198.8	184.0		121.1

Total assets	1,464.9		1,536.7		1,557.1		1,392.5	1,336.3	1,173.7		787.6	729.6		578.9

Long-term debt	382.6		298.1		335.7		304.2	301.9	332.2		143.0	107.6		154.4

Total debt	476.6		522.8		520.9		371.7	372.8	355.8		226.9	185.2		175.6

Shareholders’ equity	484.4		490.9		476.6		471.9	446.2	270.7		157.8	124.1		134.4

Per common share	14.37		13.18		12.45		11.77	11.06	7.72		4.50	3.53		4.67

Other Data

Dividends paid to common shareholders	16.8		17.9		18.8		16.8	13.4	12.3		12.2	11.6		10.0

Per common share	.48		.48		.48		.42	.36	.36		.36	.36		.36

Capital expenditures	47.0		47.3		81.4		79.5	65.2	52.3		43.0	23.4		17.6

Depreciation and amortization	58.4		58.3		57.4		53.7	50.9	43.6		28.6	26.1		20.9

Backlog of unfilled orders at year-end	181.3		242.9		246.5		195.6	212.2	226.7		169.7	118.7		69.7

Employees (average)	10,922		11,758		10,993		10,450	10,466	8,840		5,812	4,427		3,042

(a)	Represents a gain of $1.5 million ($.8 million after tax) on the sale of the company’s industrial magnets business and restructuring costs of $2.7 million ($1.9 million after tax).
(b)	Represents a gain of $13.1 million ($10.1 million after tax) on the sale of the company’s European plastics extrusion systems business and restructuring costs of $16.2 million ($10.9 million after tax).
(c)	Represents a gain of $5.0 million ($4.0 million after tax) on the sale of the company’s American Mine Tool business and a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.
(d)	Represents a charge of $22.8 million (with no current tax effect) for the disposition of the company’s Sano business.
(e)	For 1993, diluted earnings per common share is equal to basic earnings per share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.
(f)	In 1998, includes a loss of $45.9 million ($35.2 million after tax) on the sale of the company’s machine tools segment. In 1995, includes a gain of $66.0 million ($52.4 million after tax) on the sale of the company’s Electronic Systems Division. In 1993, includes a charge of $47.1 million (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations.
(g)	In 1993, includes an after tax extraordinary charge of $4.4 million, or $.14 per common share, for loss on early extinguishment of debt and an after tax charge of $52.1 million, or $1.66 per common share, for the cumulative effect of changes in methods of accounting. In 1992, includes an extraordinary tax benefit from loss carryforward of $5.4 million, or $.20 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Milacron operates in two business segments: plastics technologies and metalworking technologies.

Discontinued Operations

      On October 2, 1998, we completed the sale of our machine tools group (MTG) for proceeds of approximately $187 million, including post-closing adjustments. All comparisons of “results of operations” related to the year 1998 in this Management’s Discussion and Analysis exclude the historical operations of MTG.

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

     In October, 2000, we acquired Ontario Heater and Supply Company and Rite-Tek Canada (Rite-Tek), two Canadian companies that specialize in the distribution of maintenance, repair and operating supplies for the plastics processing industry. Rite-Tek also manufactures heater bands used in plastics processing. The combined sales of the two companies are approximately $5 million per year.

     All of the businesses acquired in 2000 are included in the plastics technologies segment.

     In July, 1999, we acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supply Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

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

     In May, 1998, we acquired Autojectors, Inc., a leading U.S. producer of vertical insert injection molding machinery widely used to make medical, electrical and automotive components. With annual sales of approximately $20 million as of the acquisition date, Autojectors had previously operated through two manufacturing facilities near Fort Wayne, Indiana. However, one of these plants was closed late in 1999 in connection with our program to improve operating efficiency (see Restructuring Costs).

     Effective September 30, 1998, we acquired Master Unit Die Products, Inc., a leading North American manufacturer of quick-change mold bases for the plastics industry. Master Unit Die Products has annual sales in excess of $10 million.

     Also on September 30, 1998, we acquired the assets of Uniloy, the plastics machinery division of Johnson Controls, Inc., for approximately $204 million. Uniloy, which is known for its Uniloy brand of equipment, as well as various other brands, had sales of more than $190 million for its fiscal year ended on September 30, 1998, and is one of the world’s leading providers of blow molding machines, as well as structural foam systems, aftermarket parts, services and molds for blow molding.

     On December 30, 1998, we acquired Werkzeugfabrik GmbH Königsee (Werkö), a manufacturer of high-speed steel drills. Located in eastern Germany, Werkö had annual sales of approximately $25 million as of the acquisition date.

     With the exception of Werkö, all of the businesses acquired in 1998 are included in the plastics technologies segment from the respective dates of acquisition. Werkö is included in the metalworking technologies segment.

     All of the acquisitions discussed above were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting.

Presence Outside the U.S.

      In recent years, Milacron’s growth outside the U.S. has allowed it to become more globally balanced. For 2000, markets outside the U.S. represented the following percentages of consolidated sales: Europe 23%; Asia 7%; Canada and Mexico 7%; and the rest of the world 2%. As a result of the company’s geographic mix, foreign currency exchange rate fluctuations affect the translation of sales and earnings, as well as consolidated shareholders’ equity. During 2000, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in 1999. Because of the comparative strength of the dollar, we experienced unfavorable currency translation effects on new orders and sales of $60 million and $76 million, respectively, in relation to 1999. The strength of the dollar also had the effect of reducing consolidated earnings before interest and taxes by more than $3 million in 2000.

     Between December 31, 1999 and December 31, 2000, the euro weakened against the dollar by approximately 10%. This resulted in a $14 million reduction in consolidated shareholders’ equity due to unfavorable foreign translation adjustments.

     If the euro and other currencies should weaken further against the dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and earnings when compared to historical results.

2000 Compared to 1999

New Orders and Backlog

      Consolidated new orders in 2000 were $1,553 million, a decrease of $56 million, or 3.5%, in relation to 1999. In 1999, consolidated new orders included $63 million related to our European extrusion systems business that was sold in December of that year. The sale of our German-based industrial magnets business in September, 2000, also had the effect of reducing new orders by $5 million in relation to 1999, while acquisitions contributed an incremental $17 million. Excluding acquisitions and divestitures, consolidated orders were essentially flat in relation to 1999. As discussed above, foreign currency exchange rate fluctuations had the effect of reducing orders for the year by $60 million. Excluding currency and acquisition and divestiture effects, orders for the year increased by more than 3%.

     In the plastics technologies segment, new orders totaled $835 million, a decrease of $62 million in relation to 1999 that was due principally to the absence of the European extrusion systems business and unfavorable foreign currency effects that reduced orders by $25 million. Excluding the divestiture and the contribution of the acquisitions made in 1999 and 2000, the segment’s orders decreased by 1%. Excluding the aforementioned adverse currency effects in addition to acquisitions and divestitures, orders increased by more than 2%. Orders for injection molding machines increased in both North America and Europe. Orders for U.S.-built extrusion systems decreased modestly but remained at good levels. Orders for Uniloy blow molding systems also decreased due in part to the ongoing consolidation of the dairy industry in North America.

     Orders for metalworking technologies products totaled $717 million in 2000, representing only a modest decrease in relation to 1999 despite unfavorable currency effects of $35 million. Excluding the effects of currency, the sale of the industrial magnets business and the segment’s 1999 acquisitions, orders for the year increased by 5%. Orders for metalworking fluids increased worldwide but especially in North America due to the expanded product offerings that resulted from the 1999 acquisitions. Orders for Valenite metalcutting tools increased in North America, as did orders for Widia products in Europe as measured in local currencies. Orders for round tools decreased slightly due in part to currency effects.

     U.S. export orders totaled $124 million in 2000 compared to $149 million in 1999. The decrease resulted principally from lower export orders for injection molding machines and Uniloy products.

     The company’s backlog of unfilled orders was $181 million at December 31, 2000, compared to $243 million at December 31, 1999. The decrease is due principally to continuing low order levels for Uniloy blow molding systems and lower fourth quarter, 2000, demand for injection molding machines and U.S.-built extrusion systems.

Sales

      Consolidated sales in 2000 were $1,584 million, representing a $41 million, or 2.5%, decrease in relation to 1999 sales of $1,625 million. Unfavorable currency effects reduced consolidated sales by $76 million. In 1999, consolidated sales included $62 million related to the European extrusion systems business. Excluding the effects of the sales of this business and the industrial magnets business as well as acquisitions, consolidated sales increased by 1%. However, excluding currency effects in addition to acquisitions and divestitures, sales increased by more than 5% in relation to 1999.

     Sales of the plastics technologies segment were $874 million in 2000 compared to $904 million in 1999. The absence of the European extrusion systems business more than accounted for the decrease. Excluding the effects of the divestiture and the contribution of the segment’s recent acquisitions, sales increased by 3%. Unfavorable foreign currency exchange rate effects reduced sales by $32 million in relation to 1999. Adjusting for currency effects and for acquisitions and the divestiture, sales for the year increased by more than 6%. Sales of injection molding machines increased in both North America and Europe, the latter despite adverse currency effects. Sales of U.S.-built extrusion systems also increased for the year despite a modest decrease in the fourth quarter, but sales of Uniloy blow molding systems decreased worldwide due to the dairy industry consolidation in North America and lower shipments to European and Asian markets.

     Sales of metalworking technologies products were $710 million in 2000, representing only a modest decrease of $11 million in relation to $721 million in 1999 despite unfavorable currency effects of $43 million and the sale of the Widia industrial magnets business in September, 2000. Excluding these factors and the contribution of the segment’s 1999 acquisitions, sales for the year increased by more than 4%. Sales of metalworking fluids increased worldwide while sales of Valenite metalcutting products in North America and round tools worldwide approximated the levels achieved in 1999. Sales of Widia products in Europe increased in local currencies but decreased as measured in U.S. dollars due to the strength of the dollar in relation to the euro and other currencies.

     Consolidated export sales were $133 million in 2000, compared to $148 million in 1999. The decrease resulted principally from lower export shipments of Uniloy products and, to a lesser degree, injection molding machines.

     Sales of both segments to non-U.S. markets totaled $613 million, a decrease in 2000 of $102 million that was due principally to currency effects and the aforementioned divestitures. In 2000 and 1999, products manufactured outside the U.S. approximated 36% and 40% of sales, respectively, while products sold outside the U.S. approximated 39% of sales in 2000 and 44% in 1999.

Margins, Costs and Expenses

      The consolidated manufacturing margin was 25.9% in 2000 compared to 26.0% in 1999, as both segments approximated the results achieved in 1999. In the plastics technologies segment, lower margins for Uniloy products, particularly in Europe, offset the effect of margin improvements for injection molding machines and extrusion systems. The overall margin for the metalworking technologies segment decreased modestly due to lower margins for grinding wheels and metalworking fluids, the latter being due in part to higher oil prices.

     Total selling and administrative expense decreased in amount and as a percentage of sales in 2000 due in part to our aggressive cost reduction efforts that began in 1999 and continued in 2000. Selling expense decreased by $8.2 million from 14.4% of sales to 14.2% of sales. Administrative expenses for the year decreased by $1.8 million.

     Other expense-net decreased from $10.0 million in 1999 to $5.8 million in 2000 due to increased royalty income from the licensing of patented plastics processing technology and higher gains on the disposal of surplus property and equipment. These benefits were partially offset by higher goodwill amortization expense and increased costs related to the sale of receivables.

     Interest expense-net increased in 2000 due primarily to higher short-term interest rates despite lower average debt levels.

Restructuring Costs

      In 1999, we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations.

     In September, 1999, we announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998, we recognized the need for improved efficiency within Uniloy’s European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that certain of the manufacturing and assembly operations at the plants located in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and that other operations would be transferred to another plant located in the Czech Republic. In the second quarter of 1999, we began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999.

     The total cost of the plan, which was initiated in the fourth quarter of 1999 and which will be completed in the first half of 2001, was originally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisition date and lower than expected costs to relocate inventory and equipment have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.5 million, including $.7 million that is being charged to expense as incurred. Of the latter amount, $.5 million was expensed in 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $.9 million, including $.2 million in 2000. Charges against the reserve in 2000 were $2.5 million. To the extent that any used reserve remains after the completion of the consolidation, that amount will be applied as a reduction of the goodwill related to the Uniloy acquisition.

     The total cash cost of the consolidation is currently expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy, one of which was sold in the fourth quarter of 2000. The consolidation has reduced revenues in 2000 but is not expected to adversely affect revenues by the second half of 2001. Completion of the consolidation is expected to result in annual pretax cost savings of approximately $3 million, which began to phase-in during the second quarter of 2000.

     In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments’ operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which have been transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, substantially all of which have been eliminated as of December 31, 2000. The cost of implementing the plan was originally expected to be $20.8 million. However, as a result of lower than expected costs for employee, inventory and equipment relocation and — to a significantly lesser degree — lower severance and other termination benefits, the total cost is now expected to be $18.2 million, including $16.0 million in 1999 and $2.2 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in 2000 totaled $11.4 million. Foreign currency exchange rate fluctuations had the effect of reducing the reserve by an additional $.8 million. In addition, excess reserves for employee termination benefits and facility exit costs totaling $.3 million were reversed in the third and fourth quarters of 2000. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $2.7 million for additional costs that are being charged to expense as incurred. Of the latter amount, $2.5 million was expensed in 2000.

     The total cash cost of the plan, including capital expenditures of $3.6 million, is expected to be approximately $15.3 million, most of which was expended in 2000. Completion of the plan will result in annual pretax cost savings of more than $20 million, which phased-in during 2000 and which are expected to be fully realized in 2001.

     As presented in the Consolidated Statements of Earnings for 2000 and 1999, the line captioned “Restructuring costs” includes the following components:

                                    Restructuring Costs

(In millions)	2000	1999

Accrual for termination benefits and facility exit costs	$—	$14.1

Supplemental retirement benefits	—	1.7
Other restructuring costs

Charges to expense	2.5	.2

Reserve adjustments	(.3)	—

	2.2	16.0

Costs related to the Uniloy consolidation	.5	.2

	$2.7	$16.2

     The status of the reserves for the two initiatives discussed above is summarized in the following table.

            Restructuring Reserves

	2000

	Beginning		Ending
(In millions)	Balance	Change	Balance

Uniloy consolidation Termination costs	$3.6	$(2.2)	$1.4

Facility exit costs	.7	(.5)	.2

	4.3	(2.7)	1.6

Restructuring costs Termination benefits	9.4	(9.1)	.3

Facility exit costs	3.8	(3.4)	.4

	13.2	(12.5)	.7

Total reserves	$17.5	$(15.2)	$2.3

	1999

Uniloy consolidation

Termination costs	$4.6	$(1.0)	$3.6

Facility exit costs	1.1	(.4)	.7

	5.7	(1.4)	4.3
Restructuring costs

Termination benefits	10.0	(.6)	9.4

Facility exit costs	4.1	(.3)	3.8

	14.1	(.9)	13.2

Total reserves	$19.8	$(2.3)	$17.5

Divestiture of Business

      In September, 2000, we completed the sale of our German-based industrial magnets business, Widia Magnet Engineering, for approximately $14 million and recorded a pretax gain of $1.5 million ($.8 million after tax). With 1999 annual sales of approximately $30 million, Widia Magnet Engineering has approximately 280 employees and manufactures and sells both soft and permanent magnets used in automotive and other applications. The business was included in the acquisition of Widia GmbH in 1995 and was sold to redeploy assets to other businesses.

     In December, 1999, we completed the sale of our European extrusion machinery business, which was headquartered in Vienna, Austria, for cash proceeds of $44 million including post-closing adjustments. The pretax gain on the sale was $13.1 million ($10.1 million after tax). The European extrusion business had sales to unaffiliated customers of $62 million in 1999, principally to markets in Europe, Asia and South America. The business was sold to redeploy assets to other more strategic businesses.

Earnings From Continuing Operations Before Income Taxes and Minority Shareholders’ Interests

      Earnings before income taxes and minority shareholders’ interests were $100.7 million in 2000 compared to $98.9 million in 1999. The 2000 amount includes a pretax gain of $1.5 million on the sale of the industrial magnets business and restructuring costs of $2.7 million related to the programs that were initiated in 1999. Pretax earnings for 1999 includes a gain of $13.1 million on the sale of the European extrusion systems business and restructuring costs of $16.2 million. Excluding these items, pretax earnings in 2000 approximated the results achieved in 1999.

Income Taxes

      The provision for income taxes in 2000 and 1999 includes U.S. federal and state and local income taxes and income taxes in other jurisdictions outside the U.S.

     Milacron entered both 2000 and 1999 with sizable net operating loss (NOL) carryforwards in certain non-U.S. jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. We review valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect our effective tax rate.

     Our effective tax rate for 2000 was 25% compared to 27% in 1999. The rate for 2000 is lower than the U.S. federal statutory rate due principally to the reversal of valuation allowances in certain jurisdictions and the adjustment of income tax reserves to more accurately reflect actual expected liabilities. These benefits were partially offset by the downward adjustment of the carrying value of our net deferred tax assets in Germany to a lower rate as a result of a tax law change in that country. Adjustments of valuation allowances did not have a material effect on the effective tax rate for 1999. However, the effective rate was lower than the U.S. federal statutory rate primarily as a result of tax reserve adjustments.

Net Earnings

      For 2000, net earnings were $72.3 million, or $2.06 per share (diluted), compared to $70.1 million, or $1.89 per share (diluted), for 1999. The percentage increase in per-share earnings exceeds the percentage increase in net earnings due to fewer common shares outstanding in 2000 as a result of our common share repurchase program which is discussed below. The net earnings and earnings per share amounts for 2000 include after-tax restructuring costs of $1.9 million, or $.05 per share, and the after-tax gain on the sale of the industrial magnets business of $.8 million, or $.02 per share. The amounts for 1999 include restructuring costs of $10.9 million, or $.29 per share, and the gain on the sale of the European extrusion business of $10.1 million, or $.27 per share. Excluding all of the aforementioned items, net earnings increased from $70.9 million in 1999 to $73.4 million in 2000.

1999 Compared to 1998

New Orders and Backlog

      Consolidated new orders in 1999 were $1,609 million, which represented a $97 million, or 6%, increase from $1,512 million in 1998. Foreign currency exchange rate fluctuations had the effect of reducing new orders by $24 million, while acquisitions contributed an incremental $148 million in relation to 1998. Excluding currency effects and acquisitions, consolidated new orders decreased by $27 million, or 2%.

     Orders for plastics technologies products increased by $99 million, or 12%, to $897 million due entirely to the effects of the 1998 and 1999 acquisitions which contributed an incremental $117 million in relation to 1998. Without the acquisitions and currency effects, the segment’s new orders were essentially flat. Orders for extrusion systems increased, particularly in the U.S., while orders for injection molding machines decreased worldwide due in part to unfavorable currency effects. In addition, the total U.S. market for injection molding machinery decreased by approximately 10%, which had a negative effect on domestic orders.

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

     The company’s backlog of unfilled orders totaled $243 million at December 31, 1999. This compares to $247 million at December 31, 1998.

Sales

      Consolidated sales in 1999 were $1,625 million, which represented a $110 million, or 7%, increase from $1,515 million in 1998. Currency effects reduced consolidated sales by $30 million in relation to 1998, while acquisitions contributed $172 million. Excluding these effects, consolidated sales decreased by $32 million, or 2%.

     In the plastics technologies segment, sales were $904 million, representing a $108 million, or 14%, increase in relation to 1998. The 1998 and 1999 acquisitions more than accounted for the increase. Sales of injection molding machines decreased worldwide due in part to the aforementioned softness in the U.S. market, while sales of extrusion systems increased.

     Sales of the metalworking technologies segment were $721 million compared to $718 million in 1998. Acquisitions contributed $28 million of incremental sales in 1999, while currency effects reduced reported sales by $14 million. Excluding these effects, sales decreased by $11 million, or almost 2%, due principally to reduced shipments of Widia products in Europe and round metalcutting tools in North America.

     Export sales were $148 million in 1999 compared to $136 million in 1998. Uniloy more than accounted for the increase.

     Sales of both segments to non-U.S. markets totaled $715 million, an increase in 1999 of $35 million. In 1999 and 1998, products manufactured outside the U.S. approximated 40% and 41% of sales, respectively, while products sold outside the U.S. approximated 44% of sales in 1999 and 45% in 1998.

Margins, Costs and Expenses

      The consolidated manufacturing margin was 26.0% in 1999 compared to 27.9% in 1998. Margins decreased in the plastics technologies segment due principally to reduced shipments of injection molding machines and efficiency and operating problems in Uniloy’s European operations. In September of 1999, we announced a plan to improve efficiency at Uniloy by consolidating its European manufacturing operations at a new facility in Italy. Margins also decreased in the metalworking technologies segment, particularly at Widia and for round tools. As discussed below, in December, 1999, we implemented a plan to improve manufacturing efficiency at various operations in both segments.

     Total selling and administrative expense in 1999 was essentially flat in amount in relation to 1998 but decreased significantly as a percentage of sales. Selling expense decreased in amount by $3 million despite higher sales volume due to aggressive cost reduction efforts. Administrative expense increased due to the inclusion of Uniloy and the other 1998 acquisitions but also decreased as a percentage of sales.

     Other expense-net decreased from $12.9 million in 1998 to $10.0 million in 1999. The 1999 amount includes higher goodwill amortization expense due principally to the Uniloy acquisition. The net decrease resulted principally from the absence of 1998 severance expenses totaling $6.7 million related to approximately 155 employees at Widia and at our extrusion machinery facility in Austria. These actions were made to adjust staffing levels to current sales projections and as a result of plant modernization and process improvements.

     Interest expense-net, including amortization of debt issuance costs, increased in 1999 due primarily to higher interest rates and higher average debt levels to finance working capital requirements, acquisitions and the repurchase of common shares in early 1999 and late 1998.

Restructuring Costs

      As discussed more fully above, in 1999 we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. These actions had the effect of reducing pretax earnings in the fourth quarter of 1999 by $16.2 million ($10.9 million after tax).

     In September, 1999, we announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy, at an expected cost of $6.7 million, of which $5.7 million was included in a reserve established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation is being charged to expense as incurred, including $.2 million in 1999.

     In December, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. Charges to expense in connection with the plan in the fourth quarter of 1999 totaled $16.0 million including $14.1 million that was included in a reserve for employee termination benefits and facility exit costs. The total expense for 1999 also includes $1.7 million for supplemental early retirement benefits that are being funded through pension plans and $.2 million for additional costs of the program that are being charged to expense as incurred.

     Charges against the reserves established for the two initiatives discussed above during the fourth quarter of 1999 totaled $2.3 million.

Divestiture of Business

      In December, 1999, we completed the sale of our European extrusion machinery business, which was headquartered in Vienna, Austria, for cash proceeds of $44 million including post-closing adjustments. The pretax gain on the sale was $13.1 million ($10.1 million after tax). The European extrusion business had sales to unaffiliated customers of $62 million in 1999, principally to markets in Europe, Asia and South America. The business was sold to redeploy assets to other more strategic businesses.

Earnings From Continuing Operations Before Income Taxes and Minority Shareholders’ Interests

      Pretax earnings from continuing operations, including the gain on the sale of the European extrusion business and the charges for restructuring costs, were $98.9 million in 1999 compared to $107.2 in 1998. Excluding these two items, pretax earnings were $102.0 million in 1999. Several factors contributed to the decrease including higher net interest cost and goodwill amortization expense. Lower operating earnings for injection molding machines and round metalworking tools also held back profitability. These factors were partially offset by the absence of the 1998 severance expenses that are discussed above and by our aggressive actions to control selling and administrative costs.

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

     Our effective tax rate for 1999 was 27% compared to 26% in 1998. The rate for 1999 is lower than the U.S. federal statutory rate principally due to the adjustment of income tax reserves to more accurately reflect actual expected liabilities. These benefits were partially offset by the downward adjustment of the carrying value of our net deferred tax assets in Germany to a lower rate. Net adjustments of valuation allowances based on the process described above did not materially effect the 1999 effective tax rate but was the principal reason that the 1998 effective rate was less than the statutory rate.

Earnings from Continuing Operations

      Earnings from continuing operations, net of minority shareholders’ interests, were $70.1 million, or $1.89 per share (diluted), in 1999 compared to $75.4 million, or $1.91 per share (diluted), in 1998. The decrease resulted principally from higher net interest and goodwill amortization expense, soft market conditions for certain businesses and a slightly higher effective tax rate.

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

Market Risk

Foreign Currency Exchange Rate Risk

      Milacron uses foreign currency forward contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At December 31, 2000, Milacron had outstanding forward contracts totaling $14.3 million compared to $18.7 million at December 31, 1999. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron’s foreign exchange contracts at December 31, 2000 or December 31, 1999 would not materially affect Milacron’s consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

      At December 31, 2000, Milacron had fixed interest rate debt of $227 million, including $115 million of 8 3/8% Notes due March 15, 2004 and Euro 115 million ($105 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $250 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 1999, fixed rate debt totaled $222 million and floating rate debt totaled $301 million. We also sell up to $85 million of accounts receivable under our receivables purchase agreement, which results in financing costs that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing costs fluctuate based on fluctuations in short-term borrowing rates. The potential loss on floating rate debt instruments from a hypothetical 10% increase in interest rates would be approximately $2.4 million at December 31, 2000 and $2.3 million at December 31, 1999.

Liquidity and Sources of Capital

       At December 31, 2000, Milacron had cash and cash equivalents of $41 million, representing a decrease of $40 million from December 31, 1999. The 1999 amount included $47 million of initial proceeds received in connection with the sale of the European extrusion business, most of which was used to repay bank borrowings early in 2000.

     Operating activities provided $96 million of cash in 2000, compared to $89 million provided in 1999. The increase in cash provided resulted in part from steps taken to better align production with demand and to improve working capital management. The amount for 2000 includes the cash costs of the previously discussed efficiency and restructuring initiatives and the sale of an additional $10 million of accounts receivable under our receivables purchase agreement. During 1999, additional sales of receivables provided $12 million of cash.

     In 2000, investing activities resulted in a $33 million use of cash, due to capital expenditures of $47 million and acquisitions of $7 million, the effects of which were partially offset by the proceeds from the sale of the industrial magnets business. In 1999, investing activities used $39 million of cash, including capital expenditures of $47 million and acquisitions of $47 million. The sale of the European extrusion systems business provided $47 million of cash in 1999.

     During 2000, financing activities used $101 million of cash, including $48 million for common share repurchases and $151 million for repayments of debt. The latter amount includes $100 million for the repayment of the company’s 7 7/8% Notes due May 15, 2000 using the proceeds from a Euro 115 million ($110 million) Eurobond debt offering that was completed on April 6, 2000. Financing activities used $16 million of cash in 1999 due to common share repurchases of $22 million and dividend payments of $18 million which offset net additional borrowings of $24 million.

     In the fourth quarter of 1998, we announced a two million common share repurchase program, of which

1.2 million shares were repurchased through December 31, 1998. The remainder of the shares were repurchased in the first quarter of 1999. In the first quarter of 2000, our Board of Directors authorized the repurchase of up to four million additional common shares on the open market, of which 3.3 million had been repurchased through December 31, 2000.

     As of December 31, 2000, Milacron’s current ratio was 1.6, compared to 1.3 at December 31, 1999. The increase in the current ratio was due principally to the repayment of the 7 7/8% Notes due May 15, 2000.

     As of December 31, 2000, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $574 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $287 million at December 31, 2000.

     Total debt was $477 million at December 31, 2000, representing a decrease of $46 million from December 31, 1999. Total shareholders’ equity was $484 million at December 31, 2000, a decrease of $7 million from December 31, 1999. The decrease resulted from $14 million of unfavorable foreign currency translation effects and the share repurchase program that more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) decreased from 52% at December 31, 1999 to 50% at December 31, 2000 due principally to the aforementioned net reduction in outstanding debt.

     We believe that Milacron’s cash flow from operations and its currently available credit lines are sufficient to meet our operating, share repurchase and capital requirements in 2001.

Outlook

       Due to major cutbacks in capital spending for plastics processing equipment and reduced automotive production in North America, we expect that our sales for the first quarter of 2001 will be about 10% lower than the first quarter of 2000 and 5% to 10% lower for the year. Per-share earnings are likely to be in the $.10 to $.15 range in the first quarter compared to $.41 per share in 2000 and down as much as 30% to 35% for the full year.

     As the industrial economy begins to recover, our opportunities are encouraging and we expect to show corresponding increases in sales and earnings. The successful implementation of our company-wide efficiency measures and our steady stream of new products will continue to help us increase market share in many key areas and improve our overall competitive position.

Cautionary Statement

       Milacron wishes to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2001 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	global and regional economic conditions, consumer spending and industrial production, particularly in segments related to the level of automotive production and spending in the construction industry;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our competitors and suppliers are based;

•	fluctuations in domestic and non-U.S. interest rates which affect the cost of borrowing under Milacron’s lines of credit and financing costs related to the sale of domestic accounts receivable;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron’s plastics technologies products, steel, oil, cobalt, tungsten and industrial grains used in the production of metalworking products;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2000 and additional new products that will be introduced in 2001;

•	any major disruption in production at key customer or supplier facilities;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where Milacron does business;

•	unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
       The Information required by Item 7A is included in Item 7 on page 19 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
       Beginning on page 22 and continuing through page 43 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

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

     The company assessed its internal control system as of December 31, 2000 in relation to criteria for effective internal control over the preparation of its published annual and quarterly financial statements described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company believes that, as of December 31, 2000, its system of internal control over the preparation of its published annual and quarterly financial statements and over the safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.

Daniel J. Meyer	Robert P. Lienesch
Chairman and	Vice President - Finance
Chief Executive Officer	and Chief Financial Officer

February 8, 2001

Consolidated Statements of Earnings

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2000, 1999 and 1998.

(In millions, except per-share amounts)	2000	1999	1998

Sales	$1,584.2	$1,624.7	$1,514.7

Cost of products sold	1,174.1	1,201.6	1,092.3

Manufacturing margins	410.1	423.1	422.4
Other costs and expenses

Selling and administrative	262.9	272.9	271.6

Restructuring costs	2.7	16.2	—

Gains on divestitures of businesses	(1.5)	(13.1)	—

Other-net	5.8	10.0	12.9

Total other costs and expenses	269.9	286.0	284.5

Operating earnings	140.2	137.1	137.9
Interest

Income	1.8	1.6	2.5

Expense	(41.3)	(39.8)	(33.2)

Interest-net	(39.5)	(38.2)	(30.7)

Earnings from continuing operations before income taxes and minority shareholders’ interests	100.7	98.9	107.2

Provision for income taxes	25.4	26.4	28.1

Earnings from continuing operations before minority shareholders’ interests	75.3	72.5	79.1

Minority shareholders’ interests in earnings of subsidiaries	3.0	2.4	3.7

Earnings from continuing operations	72.3	70.1	75.4
Discontinued operations net of income taxes

Earnings from operations	—	—	1.3

Loss on sale	—	—	(35.2)

Total discontinued operations	—	—	(33.9)

Net earnings	$72.3	$70.1	$41.5

Earnings per common share

Basic

Continuing operations	$2.06	$1.90	$1.93

Discontinued operations	—	—	(.87)

Net earnings	$2.06	$1.90	$1.06

Diluted

Continuing operations	$2.06	$1.89	$1.91

Discontinued operations	—	—	(.86)

Net earnings	$2.06	$1.89	$1.05

See notes to consolidated financial statements.

Consolidated Balance Sheets

Milacron Inc. and Subsidiaries
December 31, 2000 and 1999.

(In millions, except par value)	2000	1999

Assets
Current assets

Cash and cash equivalents	$41.2	$81.3

Notes and accounts receivable (less allowances of $12.9 in 2000 and $12.1 in 1999)	199.5	217.3
Inventories

Raw materials	42.9	44.4

Work-in-process and finished parts	192.0	176.2

Finished products	132.2	152.8

Total inventories	367.1	373.4

Other current assets	48.2	45.6

Total current assets	656.0	717.6

Property, plant and equipment-net	305.5	323.2

Goodwill	413.7	419.6

Other noncurrent assets	89.7	76.3

Total assets	$1,464.9	$1,536.7

Liabilities and Shareholders’ Equity
Current liabilities

Borrowings under lines of credit	$85.6	$117.7

Long-term debt due within one year	8.4	107.0

Trade accounts payable	127.3	130.7

Advance billings and deposits	25.9	28.8

Accrued and other current liabilities	158.9	172.7

Total current liabilities	406.1	556.9

Long-term accrued liabilities	191.8	190.8

Long-term debt	382.6	298.1

Total liabilities	980.5	1,045.8

Commitments and contingencies	—	—
Shareholders’ equity

4% Cumulative Preferred shares	6.0	6.0

Common shares, $1 par value (outstanding: 33.3 in 2000 and 36.8 in 1999)	33.3	36.8

Capital in excess of par value	281.5	325.5

Reinvested earnings	213.3	158.0

Accumulated other comprehensive income (loss)	(49.7)	(35.4)

Total shareholders’ equity	484.4	490.9

Total liabilities and shareholders’ equity	$1,464.9	$1,536.7

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2000, 1999 and 1998

		Other	4%
	Compre-	Compre-	Cumu-	Common			Total
	hensive	hensive	lative	Shares	Capital in	Rein-	Share-
(In millions, except	Income	Income	Preferred	$1 Par	Excess of	vested	holders’
per-share amounts)	(Loss)	(Loss)	Shares	Value	Par Value	Earnings	Equity

Balance at year-end 1997		$(35.0)	$6.0	$39.6	$377.8	$83.5	$471.9

Stock options exercised and net restricted stock activity				.3	5.7		6.0

Purchases of treasury and other common shares				(2.1)	(42.3)		(44.4)

Net earnings for the year	$41.5					41.5	41.5

Foreign currency translation adjustments	20.6	20.6					20.6

Total comprehensive income	$62.1

Cash dividends

Preferred shares ($4.00 per share)						(.2)	(.2)

Common shares ($.48 per share)						(18.8)	(18.8)

Balance at year-end 1998		(14.4)	6.0	37.8	341.2	106.0	476.6

Stock options exercised and net restricted stock activity				.1	1.5		1.6

Purchases of treasury and other common shares				(1.1)	(17.2)		(18.3)

Net earnings for the year	$70.1					70.1	70.1

Foreign currency translation adjustments	(21.0)	(21.0)					(21.0)

Total comprehensive income	$49.1

Cash dividends

Preferred shares ($4.00 per share)						(.2)	(.2)

Common shares ($.48 per share)						(17.9)	(17.9)

Balance at year-end 1999		(35.4)	6.0	36.8	325.5	158.0	490.9

Stock options exercised and net restricted stock activity				(.1)	2.0		1.9

Purchases of treasury and other common shares				(3.4)	(46.0)		(49.4)

Net earnings for the year	$72.3					72.3	72.3

Foreign currency translation adjustments	(14.3)	(14.3)					(14.3)

Total comprehensive income	$58.0

Cash dividends

Preferred shares ($4.00 per share)						(.2)	(.2)

Common shares ($.48 per share)						(16.8)	(16.8)

Balance at year-end 2000		$(49.7)	$6.0	$33.3	$281.5	$213.3	$484.4

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2000, 1999 and 1998

(In millions)	2000	1999	1998

Increase (decrease) in cash and cash equivalents

Operating activities cash flows

Net earnings	$72.3	$70.1	$41.5
Operating activities providing (using) cash

Depreciation and amortization	58.4	58.3	57.4

Restructuring costs	—	16.2	—

Gains on divestitures of businesses	(1.5)	(13.1)	—

Loss on sale of discontinued machine tools segment	—	—	35.2

Deferred income taxes	9.1	10.1	(6.3)
Working capital changes

Notes and accounts receivable	6.3	(19.0)	10.4

Inventories	(14.5)	(9.9)	(45.5)

Other current assets	(7.9)	(2.6)	.8

Trade accounts payable	1.6	(9.2)	(.4)

Other current liabilities	(11.2)	(4.7)	1.0

Decrease (increase) in other noncurrent assets	(13.1)	1.7	(6.0)

Decrease in long-term accrued liabilities	(.1)	(6.0)	(1.9)

Other-net	(3.6)	(2.5)	(2.7)

Net cash provided by operating activities	95.8	89.4	83.5

Investing activities cash flows

Capital expenditures	(47.0)	(47.3)	(81.4)

Net disposals of property, plant and equipment	10.0	5.9	2.4

Acquisitions	(7.0)	(47.0)	(228.0)

Divestitures	11.2	49.2	173.7

Net cash used by investing activities	(32.8)	(39.2)	(133.3)

Financing activities cash flows

Dividends paid	(17.0)	(18.1)	(19.0)

Issuance in long-term debt	115.4	2.0	25.7

Repayments of long-term debt	(146.1)	(6.3)	(6.0)

Increase (decrease) in borrowings under lines of credit	(5.2)	28.3	105.5

Issuance of common shares	—	.1	6.0

Purchase of treasury and other common shares	(48.4)	(22.0)	(40.6)

Net cash provided (used) by financing activities	(101.3)	(16.0)	71.6

Effect of exchange rate fluctuations on cash and cash equivalents	(1.8)	(1.8)	1.4

Increase (decrease) in cash and cash equivalents	(40.1)	32.4	23.2

Cash and cash equivalents at beginning of year	81.3	48.9	25.7

Cash and cash equivalents at end of year	$41.2	$81.3	$48.9

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

Foreign Currency Translation

      Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other costs and expenses-net in the Consolidated Statements of Earnings. Such amounts were as follows: 2000 — $.3 million gain; 1999 — $1.0 million gain; 1998 — $1.4 million gain. Gains and losses on foreign exchange contracts that are designated as hedges of foreign currency commitments are recognized as part of the specific transactions hedged under the deferral method of accounting consistent with the requirement for a firm commitment.

Revenue Recognition

      The company generally recognizes sales revenue when products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the company have been satisfied. The company provides for estimated post-sale warranty costs as revenue is recognized. Appropriate provisions are also made for returns for credit and uncollectible accounts.

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

Property, Plant and Equipment

      Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $45.6 million, $47.0 million and $49.4 million for 2000, 1999 and 1998, respectively. In 1998, $6.0 million relates to discontinued operations.

     Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

Goodwill

      Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 10 to 40 years. Amortization expense charged to earnings, all of which relates to continuing operations, amounted to $12.8 million, $11.3 million and $8.0 million in 2000, 1999, and 1998, respectively.

     The carrying amount of goodwill is reviewed periodically using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. If, based on this analysis, the goodwill arising from a particular acquisition were found to be not recoverable, its carrying value would be reduced by the amount of the discounted cash flow deficit through a charge to earnings. The company also evaluates long-lived assets for impairment when facts and circumstances suggest that the carrying amounts of these assets may not be recoverable. Goodwill associated with assets acquired in business combinations is included in these impairment evaluations when appropriate.

Retirement Benefit Plans

      The company maintains various defined benefit and defined contribution pension plans covering substantially all U.S. employees and certain non-U.S. employees. For de-

Notes to Consolidated Financial Statements

fined benefit plans, pension benefits are based primarily on length of service and compensation. The company’s policy is to fund the plans in accordance with applicable laws and regulations.

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

Recently Issued Pronouncements

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was adopted by the company effective January 1, 2001. Because of the company’s limited use of derivatives, the adoption of this standard did not have a significant effect on its financial condition and will not materially affect its results of operations in 2001.

     In September, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140), which is effective for transfers of financial assets occurring after March 31, 2001. The company is evaluating the possible effects of SFAS No. 140 on the accounting for its sales of accounts receivable under its receivables purchase agreement (see Receivables) but does not expect them to be significant.

Restructuring Costs

       In 1999, the company initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and its previously existing operations.

     In September, 1999, the company announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. At the time Uniloy was acquired in September, 1998, the company recognized the need for improved efficiency within Uniloy’s European operations and immediately thereafter began to evaluate various options for the purpose of identifying the optimal long-term solution. Through that process, it was determined that certain of the manufacturing and assembly operations at the plants located in Florence and Milan, Italy and Berlin, Germany would be consolidated into a more modern plant near Milan and that other operations would be transferred to another plant located in the Czech Republic. In the second quarter of 1999, the company began to develop a detailed plan for the consolidation, which was formally approved by management in August, 1999.

     The total cost of the plan, which was initiated in the fourth quarter of 1999 and which will be completed in the first half of 2001, was originally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisition date and lower than expected costs to relocate inventory and equipment have had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.5 million, including $.7 million that is being charged to expense as incurred. Of the latter amount, $.5 million was expensed in 2000. The remainder of the total cost of the consolidation is included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations have had the effect of reducing it by $.9 million, including $.2 million in 2000. Charges against the reserve in 2000 were $2.5 million. To the extent that any used reserve remains after the completion of the consolidation, that amount will be applied as a reduction of the goodwill related to the Uniloy acquisition.

     The total cash cost of the consolidation is currently expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy, one of which was sold in the fourth quarter of 2000. The consolidation has reduced revenues in 2000 but is not

Notes to Consolidated Financial Statements

expected to adversely affect revenues by the second half of 2001.

     In December, 1999, the company initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The actions contemplated by the plan involve both segments’ operations in North America and Europe. The plan involves the closure of four smaller manufacturing facilities, the operations of which have been transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, substantially all of which have been eliminated as of December 31, 2000. The cost of implementing the plan was originally expected to be $20.8 million. However, as a result of lower than expected costs for employee, inventory and equipment relocation and – to a significantly lesser degree – lower severance and other termination benefits, the total cost is now expected to be $18.2 million, including $16.0 million in 1999 and $2.2 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in 2000 totaled $11.4 million. Foreign currency exchange rate fluctuations had the effect of reducing the reserve by an additional $.8 million. In addition, excess reserves for employee termination benefits and facility exit costs totaling $.3 million were reversed in the third and fourth quarters of 2000. The total cost of the plan also includes 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $2.7 million for additional costs that are being charged to expense as incurred. Of the latter amount, $2.5 million was expensed in 2000.

     The total cash cost of the plan, including capital expenditures of $3.6 million, is expected to be approximately $15.3 million, most of which was expended in 2000.

     As presented in the Consolidated Statements of Earnings for 2000 and 1999, the line captioned “Restructuring costs” includes the following components:

Restructuring Costs

(In millions)	2000	1999

Accrual for termination benefits and facility exit costs	$—	$14.1

Supplemental retirement benefits	—	1.7
Other restructuring costs

Charges to expense	2.5	.2

Reserve adjustments	(.3)	—

	2.2	16.0

Costs related to the Uniloy consolidation	.5	.2

	$2.7	$16.2

     The status of the reserves for the two initiatives discussed above is summarized in the following table.

Restructuring Reserves

	2000

	Beginning		Ending
(In millions)	Balance	Change	Balance

Uniloy consolidation

Termination costs	$3.6	$(2.2)	$1.4

Facility exit costs	.7	(.5)	.2

	4.3	(2.7)	1.6
Restructuring costs

Termination benefits	9.4	(9.1)	.3

Facility exit costs	3.8	(3.4)	.4

	13.2	(12.5)	.7

Total reserves	$17.5	$(15.2)	$2.3

	1999

Uniloy consolidation

Termination costs	$4.6	$(1.0)	$3.6

Facility exit costs	1.1	(.4)	.7

	5.7	(1.4)	4.3
Restructuring costs

Termination benefits	10.0	(.6)	9.4

Facility exit costs	4.1	(.3)	3.8

	14.1	(.9)	13.2

Total reserves	$19.8	$(2.3)	$17.5

Notes to Consolidated Financial Statements

Divestitures of Businesses

       In September, 2000, the company completed the sale of its German-based industrial magnets business, Widia Magnet Engineering, for approximately $14 million and recorded a pretax gain of $1.5 million ($.8 million after tax). With 1999 annual sales of approximately $30 million, Widia Magnet Engineering has approximately 280 employees and manufactures and sells both soft and permanent magnets used in automotive and other applications. The business was included in the acquisition of Widia GmbH in 1995 and was sold to redeploy assets to other businesses.

     In December, 1999, the company sold its European plastics extrusion systems business for approximately $44 million including post-closing adjustments and recorded a pretax gain of $13.1 million ($10.1 million after tax). Headquartered in Vienna, Austria, the business had 1999 sales to unaffiliated customers of $62 million, principally to markets in Europe, Asia and South America, and employs approximately 325 people. The business was sold to redeploy assets to other businesses.

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

(In millions)	1998

Net sales	$346.4

Earnings before income taxes	$1.7

Provision for income taxes	(.4)

Earnings from operations	$1.3

Acquisitions

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

     On December 30, 1998, the company acquired Werkzeugfabrik GmbH Königsee (Werkö), a manufacturer of high-speed steel drills. Located in eastern Germany, Werkö had annual sales of approximately $25 million as of the acquisition date.

     In July, 1999, the company acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supply Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastic processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

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

Notes to Consolidated Financial Statements

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

     In October, 2000, the company acquired Ontario Heater and Supply Company and Rite-Tek Canada (Rite-Tek), two Canadian companies that specialize in the distribution of maintenance, repair and operating supplies for the plastics processing industry. Rite-Tek also manufactures heater bands used in plastics processing. The combined sales of the two companies are approximately $5 million per year.

     All of the acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, totaled $4.7 million for 2000, $33.2 million for 1999 and $246.2 million for 1998. The allocation of the aggregate cost of the 1999 and 1998 acquisitions to the assets acquired and liabilities assumed is presented in the table that follows. Similar information for the 2000 acquisitions is not presented because the amounts are not significant.

Allocation of Acquisition Cost

(In millions)	1999	1998

Cash and cash equivalents	$.7	$2.2

Accounts receivable	4.0	33.9

Inventories	5.0	66.6

Other current assets	.3	2.7

Property, plant and equipment	4.5	31.2

Goodwill	21.6	196.5

Other noncurrent assets	.5	8.5

Total assets	36.6	341.6

Short term borrowings and long-term debt due within one year	1.0	7.4

Other current liabilities	1.6	76.0

Long-term accrued liabilities	—	1.0

Long-term debt	.8	11.0

Total liabilities	3.4	95.4

Total acquisition cost	$33.2	$246.2

     In the 1998 allocation of acquisition cost, other current liabilities includes a reserve of $5.7 million for the consolidation of Uniloy’s European blow molding operations (see Restructuring Costs).

     Unaudited pro forma sales and earnings information for 1998 reflecting the Uniloy acquisition is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year. The inclusion of the other 1998 acquisitions would not have a material effect in the amounts presented. Pro forma information for 2000 and 1999 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements

Pro Forma Information

(In millions, except per-share amounts)	1998

Sales	$1,669.2

Earnings from continuing operations	$74.7

Per common share

Basic	$1.91

Diluted	$1.90

Net earnings	$40.8

Per common share

Basic	$1.04

Diluted	$1.03

Research and Development

       Charges to continuing operations for research and development activities are summarized below.

Research and Development

(In millions)	2000	1999	1998

Research and development	$34.4	$34.5	$36.7

Retirement Benefit Plans

       Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S. and Germany. The amounts for 1998 include the plan for United Kingdom (U.K.) employees.

Pension Cost

(In millions)	2000	1999	1998

Service cost (benefits earned during the period)	$5.3	$6.4	$10.0

Interest cost on projected benefit obligation	35.1	33.5	38.8

Expected return on plan assets	(43.5)	(40.1)	(43.8)

Supplemental retirement benefits	—	1.5	—

Amortization of unrecognized transition (asset) liability	.1	(1.5)	(5.4)

Amortization of unrecognized prior service cost	.5	.5	1.3

Amortization of unrecognized gains and losses	.3	1.0	.4

Pension (income) cost	$(2.2)	$1.3	$1.3

     The amount for 1998 includes income of $1.0 million related to the plan for U.K. employees. This amount is included in the operating results of the discontinued machine tools segment in the Consolidated Statement of Earnings for that year. The amount related to the plans for U.S. employees that is included in discontinued operations in 1998 cannot be precisely quantified.

     The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

(In millions)	2000	1999

Balance at beginning of year	$(455.3)	$(525.1)

Service cost	(5.3)	(6.4)

Interest cost	(35.1)	(33.5)

Benefits paid	37.4	36.0

Actuarial (loss) gain	(11.1)	22.9

Sale of industrial magnets business	1.5	—

Supplemental retirement benefits	—	(1.5)

Change in discount rate	—	46.2

Foreign currency translation adjustments	3.9	6.1

Balance at end of year	$(464.0)	$(455.3)

     The following table summarizes the changes in plan assets for the U.S. plans. Consistent with customary prac-

Notes to Consolidated Financial Statements

tice in Germany, the plans for employees in that country have not been funded.

Plan Assets

(In millions)	2000	1999

Balance at beginning of year	$501.5	$449.6

Actual investment return	15.0	84.8

Benefits paid	(34.2)	(32.9)

Balance at end of year	$482.3	$501.5

     The following table sets forth the funded status of the plans for U.S. employees at year-end 2000 and 1999.

Funded Status at Year-end

(In millions)	2000	1999

Vested benefit obligation	$(373.0)	$(359.9)

Accumulated benefit obligation	$(390.1)	$(373.3)

Projected benefit obligation	$(426.9)	$(413.9)

Plan assets at fair value	482.3	501.5

Excess of plan assets in relation to projected benefit obligation	55.4	87.6

Unrecognized net gain	(51.5)	(90.8)

Unrecognized prior service cost	2.7	3.2

Prepaid pension cost	$6.6	$—

     The assets of the principal U.S. plan consist primarily of stocks, debt securities and mutual funds. The plan also includes common shares of the company with a market value of $37.2 million in 2000 and $31.7 million in 1999.

     The following table sets forth the status of the company’s defined benefit pension plans for certain employees in Germany.

Status at Year-end

(In millions)	2000	1999

Vested benefit obligation	$(32.3)	$(36.3)

Accumulated benefit obligation	$(34.5)	$(38.5)

Projected benefit obligation	$(37.1)	$(41.4)

Unrecognized net loss	1.3	1.4

Accrued pension cost	$(35.8)	$(40.0)

     The following table presents the weighted-average actuarial assumptions used for all defined benefit plans in 2000, 1999 and 1998.

Actuarial Assumptions

	2000	1999	1998

Discount rate	7.6%	7.6%	6.8%

Expected long-term rate of return on plan assets	9.5%	9.5%	9.5%

Rate of increase in future compensation levels	5.0%	5.0%	5.0%

     The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $9.9 million, $10.0 million and $9.7 million in 2000, 1999 and 1998, respectively.

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

     The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

(In millions)	2000	1999	1998

Service cost (benefits earned during the period)	$.1	$.2	$.3

Interest cost on accumulated postretirement benefit obligation	2.0	1.9	2.7

Amortization of unrecognized gains	(.5)	(.4)	—

Postretirement health care cost	$1.6	$1.7	$3.0

Notes to Consolidated Financial Statements

     The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan.

Accumulated Postretirement Benefit Obligation

(In millions)	2000	1999

Balance at beginning of year	$(25.9)	$(29.3)

Service cost	(.1)	(.2)

Interest cost	(2.0)	(1.9)

Benefits paid net of contributions	3.3	3.5

Actuarial loss	(.9)	—

Change in discount rate	—	2.0

Balance at year-end	$(25.6)	$(25.9)

     The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

(In millions)	2000	1999

Accumulated postretirement benefit obligation

Retirees	$(20.2)	$(20.2)

Fully eligible active participants	(2.3)	(2.0)

Other active participants	(3.1)	(3.7)

	(25.6)	(25.9)

Unrecognized net gain	(8.1)	(9.5)

Accrued postretirement health care benefits	$(33.7)	$(35.4)

     The discount rate used in calculating the accumulated postretirement benefit obligation was 7.75% for both 2000 and 1999. For 2001, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 7.2%. This rate is assumed to decrease to varying degrees annually to 5.0% for years after 2005. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2000 and 1999 are as follows:

Components of Deferred Tax Assets and Liabilities

(In millions)	2000	1999

Deferred tax assets

Net operating loss and tax credit carryforwards	$41.9	$52.5

Accrued postretirement health care benefits	11.3	12.1

Inventories, principally due to obsolescence reserves and additional costs inventoried for tax purposes	7.9	6.2

Accrued employee benefits other than pensions and retiree health care benefits	9.2	11.4

Accrued pension cost	10.3	10.5

Accrued warranty cost	1.6	1.0

Accrued taxes	4.4	5.0

Accounts receivable, principally due to allowances for doubtful accounts	2.3	2.8

Accrued liabilities and other	29.7	32.6

Total deferred tax assets	118.6	134.1

Less valuation allowances	(23.7)	(35.3)

Deferred tax assets net of valuation allowances	94.9	98.8
Deferred tax liabilities

Property, plant and equipment, principally due to differences in depreciation methods	23.4	22.9

Accounts receivable and inventories	11.8	13.4

Goodwill	15.0	10.8

Prepaid pension costs	6.8	5.3

Other	5.5	5.5

Total deferred tax liabilities	62.5	57.9

Net deferred tax assets	$32.4	$40.9

Notes to Consolidated Financial Statements

     Summarized in the following tables are the company’s earnings before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Earnings from Continuing Operations Before Income Taxes

(In millions)	2000	1999	1998

United States	$63.2	$61.9	$65.3

Non-U.S.	37.5	37.0	41.9

	$100.7	$98.9	$107.2

     As presented in the above table, earnings from U.S. and non-U.S. operations in 2000 include restructuring costs $1.5 million and $1.2 million, respectively. Non-U.S. operations for 2000 also includes a gain of $1.5 million on the sale of the company’s industrial magnets business. In 1999, earnings from U.S. operations includes restructuring costs of $5.2 million. Earnings from non-U.S. operations in 1999 includes restructuring costs of $11.0 million and the gain on the sale of the company’s European extrusion systems business of $13.1 million.

Provision for Income Taxes

(In millions)	2000	1999	1998

Current provision

United States	$12.1	$2.0	$18.2

State and local	(4.6)	2.3	4.3

Non-U.S.	8.8	12.0	11.9

	16.3	16.3	34.4

Deferred provision

United States	10.7	10.6	.8

Non-U.S.	(1.6)	(.5)	(7.1)

	9.1	10.1	(6.3)

	$25.4	$26.4	$28.1

Components of the Provision
for Deferred Income Taxes

(In millions)	2000	1999	1998

Change in valuation allowances	$(11.6)	$(1.7)	$(7.1)

Change in deferred taxes related to operating loss carryforwards	10.6	13.2	(1.3)

Depreciation and amortization	4.7	4.0	6.7

Inventories and accounts receivable	(1.6)	(0.5)	3.3

Accrued pension and other employee costs	2.4	0.5	(3.6)

Other	4.6	(5.4)	(4.3)

	$9.1	$10.1	$(6.3)

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2000	1999	1998

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from

Tax benefits from net reversal of valuation allowances	(15.6)	(1.2)	(10.1)

Losses without current tax benefits	4.0	1.7	2.3

Adjustment of tax reserves	(5.8)	(7.1)	—

Statutory tax rate changes	4.3	5.3	—

U.S. federal income tax credits	(.7)	(3.0)	(2.6)

Effect of operations outside the U.S.	1.3	(4.2)	(1.3)

State and local income taxes, net of federal benefit	3.1	1.5	2.6

Other	(.4)	(1.3)	.3

	25.2%	26.7%	26.2%

     At year-end 2000, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $120.3 million, substantially all of which have no expiration dates.

     Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $129.7 million at the end of 2000.

Notes to Consolidated Financial Statements

     Income taxes of $14.7 million, $3.0 million and $32.2 million were paid in 2000, 1999 and 1998, respectively.

Earnings Per Common Share

       The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Earnings Available to Common Shareholders

(In millions)	2000	1999	1998

Net earnings	$72.3	$70.1	$41.5

Less dividends on Preferred shares	(.2)	(.2)	(.2)

Earnings available to common shareholders	$72.1	$69.9	$41.3

Reconciliation of Shares

(In thousands)	2000	1999	1998

Weighted-average common shares outstanding	34,935	36,847	38,875

Effect of dilutive stock options and restricted shares	111	202	366

Weighted-average common shares assuming dilution	35,046	37,049	39,241

     Weighted-average shares assuming dilution excludes restricted shares subject to contingent vesting based on the attainment of specified earnings objectives (see Stock-Based Compensation).

Receivables

       Under the terms of the company’s receivables purchase agreement, the company sells an ongoing basis and without recourse an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $85.0 million of undivided interests in accounts receivable through August, 2001.

     At December 31, 2000, 1999 and 1998, the undivided interest in the company’s gross accounts receivable that had been sold to the purchasers aggregated $85.0 million, $75.0 million and $63.1 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Statements of Earnings.

Inventories

       Inventories amounting to $111.3 million in 2000 and $99.5 million in 1999 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $16.5 million in 2000 and $17.4 million in 1999.

     As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $36.2 million and $37.6 million in 2000 and 1999, respectively.

Property, Plant and Equipment

       The components of property, plant and equipment are shown in the following table.

Property, Plant and Equipment — Net

(In millions)	2000	1999

Land	$12.7	$14.8

Buildings	143.2	144.6

Machinery and equipment	443.7	430.1

	599.6	589.5

Less accumulated depreciation	(294.1)	(266.3)

	$305.5	$323.2

Liabilities

       The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	2000	1999

Accrued salaries, wages and other compensation	$48.1	$53.6

Accrued and deferred income taxes	17.9	16.1

Other accrued expenses	92.9	103.0

	$158.9	$172.7

Notes to Consolidated Financial Statements

Long-Term Accrued Liabilities

(In millions)	2000	1999

Accrued pensions and other compensation	$63.1	$69.1

Accrued postretirement health care benefits	37.3	38.9

Accrued and deferred income taxes	34.8	27.5

Minority shareholders’ interests	23.3	22.2

Other	33.3	33.1

	$191.8	$190.8

Long-Term Debt

       The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	2000	1999

8 3/8% Notes due 2004	$115.0	$115.0

7 5/8% Eurobonds due 2005	104.6	—

7 7/8% Notes due 2000	—	100.0

Revolving credit facility	146.1	156.9

Other	25.3	33.2

	391.0	405.1

Less current maturities	(8.4)	(107.0)

	$382.6	$298.1

     A portion of the outstanding borrowings under the company’s revolving credit facility is included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 7.4% per year at December 31, 2000 and 6.7% per year at December 31, 1999.

     As presented in the previous table, current maturities of long-term debt at December 31, 1999 includes the 7 7/8% Notes due 2000 which were repaid on May 15, 2000.

     On April 6, 2000, the company received the proceeds from a public debt offering in Europe of Euro 115 million (approximately $110 million) of 7 5/8% Eurobonds with a maturity date of April 6, 2005.

     Except for the 7 5/8% Eurobonds due 2005, the carrying amount of the company’s long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the company’s incremental borrowing rate for similar types of financing arrangements. At year-end 2000, the fair value of the 7 5/8% Eurobonds due 2005 was $100.0 million. This amount is based on recent quoted prices.

     Certain of the above long-term debt obligations contain various restrictions and financial covenants relating principally to additional secured indebtedness. Except for minor amounts borrowed under Industrial Revenue Development Bonds and similar financing arrangements, none of the company’s existing indebtedness is secured.

     Interest paid was $33.1 million in 2000, $38.1 million in 1999 and $31.9 million in 1998.

     Maturities of long-term debt for the five years after 2000 are:

Maturities of Long-Term Debt

(In millions)

2001	$8.4

2002	2.2

2003	4.3

2004	116.2

2005	252.0

     The company leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancelable operating leases during the next five years and in the aggregate thereafter are:

Rental Payments

(In millions)

2001	$20.6

2002	14.7

2003	12.0

2004	8.3

2005	6.8

After 2005	32.8

     Rent expense for continuing operations was $23.6 million, $22.3 million and $17.8 million in 2000, 1999 and 1998, respectively.

Notes to Consolidated Financial Statements

Lines of Credit

       At year-end 2000, the company had lines of credit with various U.S. and non-U.S. banks of approximately $574 million, including a $375 million committed revolving credit facility which expires in January, 2005. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company’s additional borrowing capacity totaled approximately $287 million at December 31, 2000.

     The weighted-average interest rate on borrowings under lines of credit outstanding as of year-end was 7.5% for 2000 and 6.6% for 1999.

Shareholders’ Equity

       On October 2, 1998, the company announced its intention to repurchase up to two million of its outstanding common shares on the open market, of which 1,239,700 were repurchased during the fourth quarter of 1998. The remaining 760,300 shares were repurchased in the first quarter of 1999. For all of 1999, the company repurchased a total of 960,300 treasury shares at a cost of $16.3 million. During 1999, 948 treasury shares were reissued. Additional shares totaling 103,168 were repurchased in 1999 in connection with current exercises of stock options and restricted share grants in lieu of the use of authorized but unissued shares or treasury shares.

     On February 4, 2000, the company’s Board of Directors approved an additional share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 3,271,800 were repurchased during 2000. In total, the company purchased 3,349,938 treasury shares in 2000 at a cost of $48.7 million. An additional 43,516 shares were purchased on the open market in 2000 for management incentive and employee benefit programs. A total of 78,000 treasury shares were reissued in the first quarter of 2000 in connection with restricted share grants.

Shareholders’ Equity — Preferred and Common Shares

(In millions, except share
and per-share amounts)	2000	1999

4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0

Common shares, $1 par value, authorized 50,000,000 shares, issued and outstanding, 2000: 33,345,596 shares; 1999: 36,807,968 shares	33.3	36.8

     As presented in the previous table, common shares outstanding are net of treasury shares of 6,307,125 in 2000 and 3,035,187 in 1999.

     The company has authorized ten million serial preference shares with $1 par value. None of these shares has been issued.

     Holders of company common shares have one vote per share until they have held their shares at least 36 consecutive months, after which they are entitled to ten votes per share.

     In February, 1999, the company’s Board of Directors approved a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire more than 15% of the company’s common shares without the approval of the Board of Directors, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. The rights plan expires in February, 2009.

Notes to Consolidated Financial Statements

Comprehensive Income

       Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other component of total comprehensive income is the net change in the cumulative foreign currency translation adjustments recorded in shareholders’ equity.

     Changes in cumulative foreign currency translation adjustments are as follows:

Cumulative Foreign Currency Translation Adjustments

(In millions)	2000	1999	1998

Balance at beginning of year	$(35.4)	$(14.4)	$(35.0)

Effect of exchange rate fluctuations	(14.3)	(21.5)	3.5

Reclassification adjustments for items included in net earnings (a)	—	.5	17.1

	$(49.7)	$(35.4)	$(14.4)

(a)	The 1999 amount relates to the sale of the company’s European extrusion systems business and the 1998 amount relates to the sale of the discontinued machine tools segment.

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

     At December 31, 2000, the company had outstanding forward contracts totaling $14.3 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies at the maturity dates at exchange rates agreed upon at inception. Due to the short-term nature of these contracts, their fair values approximate their contract values as of December 31, 2000.

Stock-Based Compensation

       The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

     As originally adopted, the 1997 Plan provided for grants of up to 2,000,000 common shares. However, in April, 2000, the company’s shareholders approved an amendment to the plan which provides for 2,400,000 additional grants.

     Under the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a five year period, and expire ten years subsequent to the award. Of the 4,081,275 stock options outstanding at year-end 2000, 295,000 are incentive stock options.

Notes to Consolidated Financial Statements

     Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.

Stock Option Activity

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at year-end 1997	3,063,612	$21.13

Granted	633,700	27.35

Exercised	(259,303)	20.13

Cancelled	(28,606)	23.82

Outstanding at year-end 1998	3,409,403	22.34

Granted	455,500	19.67

Exercised	(8,440)	15.21

Cancelled	(106.184)	22.78

Outstanding at year-end 1999	3,750,279	22.02

Granted	717,800	13.51

Exercised	(28,500)	9.50

Cancelled	(358,304)	20.71

Outstanding at year-end 2000	4,081,275	20.65

Exercisable Stock Options at Year-end

Stock
Options

1998	1,433,759

1999	1,871,467

2000	2,134,700

Shares Available for Future Grant at Year-end

Shares

1998	599,057

1999	141,552

2000	2,130,595

     The following tables summarize information about stock options outstanding at December 31, 2000.

Components of Outstanding Stock Options

		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contract	Exercise
Prices	Outstanding	Life	Price

$8.50-19.66	1,252,250	5.8	$13.55
20.00-27.91	2,829,025	5.6	23.80

8.50-27.91	4,081,275	5.7	20.65

Components of Exercisable Stock Options

		Weighted
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price

$8.50-19.66	469,850	$13.58
20.00-27.91	1,664,850	23.55

8.50-27.91	2,134,700	21.36

     Because the company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and because stock options outstanding under the 1997 Plan and prior plans have exercise prices equal to the market price of the company’s common shares at the grant dates, no compensation expense is recognized. Pro forma earnings amounts prepared under the assumption that the stock options granted in years 1995 through 2000 had been accounted for based on their fair value as determined under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” are presented in the following table.

Pro Forma Earnings

(In millions, except per-share amounts)	2000	1999	1998

Net earnings	$70.7	$67.1	$38.1

Net earnings per common share

Basic	$2.02	$1.81	$.97

Diluted	$2.01	$1.81	$.96

     The weighted-average per-share fair value of stock options granted during 2000, 1999 and 1998 was $4.15, $6.02 and $8.38, respectively. The fair value of the options

Notes to Consolidated Financial Statements

was calculated as of the grant dates using the Black-Scholes option pricing model using the following assumptions:

Fair Value Assumptions

	2000	1999	1998

Dividend yield	3.7%	2.4%	1.76%

Expected volatility	38-48%	35-41%	32- 39%

Risk free interest rate at grant date	6.61- 6.63%	4.9- 5.6%	5.4- 5.6%

Expected life in years	2-7	2-7	2-7

     Statement of Financial Accounting Standards No. 123 does not apply to awards granted prior to 1995. Because additional awards in future years are anticipated the pro forma effects of applying this statement presented above are not necessarily indicative of future amounts.

     Under the 1997 Plan, performance awards are granted in the form of restricted stock awards which vest based on the achievement of specified earnings objectives over a three year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock, including performance awards, was $.5 million in 2000 and $4.6 million in 1998. In 1999, reversals of prior years’ accruals for performance grants resulted in a net benefit from restricted stock of $5.8 million. Restricted stock award activity is as follows:

Restricted Stock Activity

	2000	1999	1998

Restricted stock granted	86,000	81,974	92,194

Weighted-average market value on date of grant	$13.13	$20.09	$27.02

     Restricted shares awarded as performance awards subject to contingent vesting totaled 68,000 in 2000, 68,174 in 1999 and 52,694 in 1998. Outstanding restricted shares subject to contingent vesting totaled 173,075, 267,808 and 216,840 at year-end 2000, 1999 and 1998, respectively. The amount outstanding at year-end 2000 includes 42,345 shares that will be cancelled in February, 2001, because the basic earnings per common share objective for 2000 was not attained. In February, 2000, 153,488 restricted shares subject to contingent vesting that had been outstanding at year-ends 1999 and 1998 were also cancelled.

     Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 190,434 in 2000, 38,262 in 1999 and 56,595 in 1998.

     Issuances of shares related to performance awards earned under a prior plan and to deferred director’s fees totaled 7,016 in 2000, 12,754 in 1999 and 10,819 in 1998.

Organization

       The company operates in two business segments: plastics technologies and metalworking technologies. The company has operations in the United States and other countries located principally in western Europe and Asia.

     The company’s business segments are determined based on the nature of the products produced and the markets served. The plastics technologies segment includes the production of injection molding machines, mold bases, systems for extrusion and blow molding and various other specialty equipment. The market is driven by the consumer economy and the automotive and construction industries. The metalworking technologies segment serves a variety of industries, including the automotive industry. It produces four basic types of industrial products: metalcutting tools (carbide inserts and round tools), metalworking fluids, precision grinding wheels and carbide wear parts. The markets for both business segments are highly competitive and can be cyclical in nature.

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

Notes to Consolidated Financial Statements

Sales by Segment

(In millions)	2000	1999	1998

Plastics technologies	$873.8	$904.2	$796.4

Metalworking technologies	710.4	720.5	718.3

Total sales	$1,584.2	$1,624.7	$1,514.7

Operating Information by Segment

(In millions)	2000	1999	1998

Operating earnings

Plastics technologies	$97.0	$89.3	$80.3

Metalworking technologies	70.7	72.8	82.2

Restructuring costs (a)	(2.7)	(16.2)	—

Gains on divestitures of businesses (b)	1.5	13.1	—

Corporate expenses	(18.7)	(16.5)	(18.9)

Other unallocated expenses (c)	(7.6)	(5.4)	(5.7)

Operating earnings	140.2	137.1	137.9

Interest expense-net	(39.5)	(38.2)	(30.7)

Earnings from continuing operations before income taxes and minority shareholders’ interests	$100.7	$98.9	$107.2

Segment assets (d) Plastics technologies	$850.5	$850.8	$882.8

Metalworking technologies	517.7	552.8	547.2

	1,368.2	1,403.6	1,430.0

Cash and cash equivalents	41.2	81.3	48.9

Receivables sold	(85.0)	(75.0)	(63.1)

Deferred income taxes	52.4	52.4	55.0

Unallocated corporate and other (e)	88.1	74.4	86.3

Total assets	$1,464.9	$1,536.7	$1,557.1

Operating Information by Segment

(In millions)	2000	1999	1998

Capital expenditures

Plastics technologies	$22.1	$18.9	$29.6

Metalworking technologies	23.7	26.7	38.8

Unallocated corporate	1.2	1.7	2.4

	47.0	47.3	70.8

Discontinued machine tools segment	—	—	10.6

Total capital expenditures	$47.0	$47.3	$81.4

Depreciation and amortization

Plastics technologies	$30.8	$32.8	$26.6

Metalworking technologies	26.9	24.9	23.3

Unallocated corporate	.7	.6	1.5

	58.4	58.3	51.4

Discontinued machine tools segment	—	—	6.0

Total depreciation and amortization	$58.4	$58.3	$57.4

(a)	In 2000, $1.1 million relates to the plastics technologies segment and $1.6 million relates to the metalworking technologies segment. In 1999, $6.7 million relates to the plastics technologies segment and $9.5 million relates to the metalworking technologies segment.

(b)	The 2000 amount relates to the metalworking technologies segment and the 1999 amount relates to the plastics technologies segment.

(c)	Includes financing costs related to the sale of accounts receivable.

(d)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(e)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

Notes to Consolidated Financial Statements

Geographic Information

Non-U.S. operations

(In millions)	2000	1999	1998

Sales (a)

United States	$1,038.8	$1,002.9	$912.7

Germany	217.5	234.5	235.6

Other western Europe	176.4	252.2	252.2

Asia	90.5	83.3	74.5

Other	61.0	51.8	39.7

Total sales	$1,584.2	$1,624.7	$1,514.7

Noncurrent assets

United States	$574.4	$579.3	$542.3

Non-U.S. operations Germany	78.4	87.2	108.6

Other western Europe	101.2	101.1	117.9

Asia	19.2	20.3	18.4

Other	7.4	6.2	7.5

Total noncurrent assets	$780.6	$794.1	$794.7

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

     Sales of U.S. operations include export sales of $132.9 million in 2000, $148.4 million in 1999 and $136.3 million in 1998.

     Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $612.7 million, $714.7 million and $679.6 million in 2000, 1999 and 1998, respectively.

Report of Independent Auditors

Board of Directors

Milacron Inc.

     We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Earnings, Comprehensive Income and Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 8, 2001

Supplementary Financial Information

Operating Results by Quarter (Unaudited)

(In millions, except per-share amounts) 2000

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$396.9	$404.5	$394.0	$388.8

Manufacturing margins	102.9	105.4	102.0	99.8

Percent of sales	25.9%	26.1%	25.9%	25.7%

Net earnings (a)	15.1	16.7	18.5	22.0
Per common share

Basic	.42	.47	.53	.65

Diluted	.41	.47	.53	.65

	1999

Sales	$392.0	$401.0	$393.0	$438.7

Manufacturing margins	103.6	102.3	102.5	114.7

Percent of sales	26.4%	25.5%	26.1%	26.1%

Net earnings	15.1	15.3	17.4	22.3 (b)
Per common share

Basic	.40	.42	.47	.61

Diluted	.40	.41	.47	.61

(a)	Includes restructuring costs of $1.2 million ($.8 million after tax) in quarter 1, $.3 million ($.2 million after tax) in quarter 2, $.6 million ($.4 million after tax) in quarter 3, and $.6 million ($.5 million after tax) in quarter 4. In quarter 3, also includes a gain of $1.5 million ($.8 million after tax) on the sale of the company’s industrial magnets business.

(b)	Includes a gain of $13.1 million ($10.1 million after tax) on the sale of the company’s European extrusion systems business and restructuring costs of $16.2 million ($10.9 million after tax).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Election of Directors” section of the company’s proxy statement dated March 23, 2001 and (ii) included in Part I “Executive Officers of the Registrant”, on page 9 of this Form 10-K.

The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement dated March 23, 2001.

Item 11.	Executive Compensation

     The following sections of the company’s proxy statement dated March 23, 2001 are incorporated herein by reference:

“Board of Directors and Board Committees — Compensation and Benefits”, “Retirement Benefits”, “Executive Severance Agreements”, “Personnel and Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values”, and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” section of the company’s proxy statement dated March 23, 2001 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

     The “Certain Transactions” and “Stock Loan Programs” sections of the company’s proxy statement dated March 23, 2001 is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2000, 1999 and 1998 is filed herewith pursuant to Item 14(d):

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	47

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14 (a) (3) — List of Exhibits

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.

3.	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

3.2	By-Laws, as amended

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

4.	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	8 3/8% Notes due 2004

—	Incorporated herein by reference to the company’s Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).

4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

10.  Material Contracts:

10.1	Milacron 1991 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 22, 1991.

10.2	Milacron 1994 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 24, 1994.

10.3	Milacron 1997 Long-Term Incentive Plan, as amended

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2000.

10.4	Milacron 1996 Short-Term Management Incentive Plan

—	Incorporated herein by reference to the company’s Form 10-K for the Fiscal year ended December 28, 1996.

10.5	Milacron Supplemental Pension Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.6	Milacron Supplemental Retirement Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.7	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.9	Milacron Supplemental Executive Retirement Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.10	Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.11	Milacron Compensation Deferral Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent

—	Incorporated herein by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485).

10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated December 30, 1995.

10.14	Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated September 30, 1998.

10.15	Amendment Number One dated as of March 31, 1999 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.16	Milacron Supplemental Executive Pension Plan.

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.17	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.18	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Incorporated by reference to the company’s Form 10-K for the Fiscal year ended December 31, 1999.

10.19	Amendment Number Two dated as of January 31, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Grundstucksverwaltung GmbH, Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2000.

10.20	Amendment Number Three dated as of July 13, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2000.

11.  Statement Regarding Computation of Per-Share Earnings

12.  Statement Regarding Computation of Ratios — not applicable

13.  Annual report to security holders, Form 10-Q or quarterly report to security holders — not applicable

16.  Letter regarding Change in Certifying Accountant — not applicable

18.  Letter regarding Change in Accounting Principles — not applicable

21.  Subsidiaries of the Registrant

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — none

23.  Consent of Experts and Counsel

24.  Power of Attorney — not applicable

99.  Additional Exhibits — not applicable

Item 14(b) — Reports on Form 8-K

—	A Current Report on Form 8-K, Items 5,7 and 9, dated October 31, 2000, was filed regarding the release of the company’s third quarter 2000 earnings information.

Item 14 (c) & (d) — Index to Certain Exhibits and Financial Statement Schedules

      The responses to these portions of Item 14 are submitted as a separate section of this report.

Milacron Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts and Reserves
Years ended 2000, 1999 and 1998
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Cost and	Other		Deductions		at End
Description	of Period	Expenses	— Describe		— Describe		of Period

Year ended 2000

Allowance for doubtful accounts	$12,103	$ 4,459	$ —		$2,981	(b)	$12,875
					490	(c)
					216	(d)

Restructuring and consolidation reserves	$17,836	$ —	$ —		$13,955	(b)	$ 2,570
					1,029	(c)
					282	(e)

Allowance for inventory obsolescence	$37,645	$ 6,263	$ —		$ 5,306	(b)	$36,235
					2,177	(c)
					190	(d)

Year ended 1999

Allowance for doubtful accounts	$12,083	$ 5,021	$ 46	(a)	$ 2,618	(b)	$12,103
					534	(c)
					1,895	(d)

Restructuring and consolidation reserves	$ 521	$14,137	$5,722	(a)	$ 1,852	(b)	$17,836
					692	(c)

Allowance for inventory obsolescence	$37,350	$ 9,920	$ 271	(a)	$ 6,791	(b)	$37,645
					2,512	(c)
					593	(d)

Year ended 1998

Allowance for doubtful accounts	$13,004	$ 5,757	$1,341	(a)	$4,639	(b)	$12,083
			199	(c)	3,579	(d)

Restructuring and integration reserves	$ 933	$ —	$ —		$ 412	(b)	$ 521

Allowance for inventory obsolescence	$41,657	$10,074	$1,093	(a)	$10,137	(b)	$37,350
			1,771	(c)	7,108	(d)

(a)	Consists of reserves of subsidiaries purchased during the year.
(b)	Represents amounts charged against the reserves during the year.
(c)	Represents foreign currency translation adjustment during the year.
(d)	Consists of reserves of business sold during the year.
(e)	Represents reversals of excess reserves.

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
and Chief Operating Officer, Director
(Chief Operating Officer)

By:	/s/ Robert P. Lienesch

Robert P. Lienesch; Vice President —
Finance, and Chief
Financial Officer
(Chief Financial Officer)

By:	/s/ Jerome L. Fedders

Jerome L. Fedders; Controller
(Chief Accounting Officer)

Date: March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Harry A. Hammerly Harry A. Hammerly; March 21, 2001 (Director)	/s/ Darryl F. Allen ----------------------------------------------------------- Darryl F. Allen; March 21, 2001 (Director)
/s/ David L. Burner David L. Burner; March 21, 2001 (Director)	/s/ Barbara Hackman Franklin ----------------------------------------------------------- Barbara Hackman Franklin; March 21, 2001 (Director)

Item 14 (c) and (d) — Index to Certain Exhibits and Financial Statement Schedules

Page

Exhibit 11	Computation of Per-Share Earnings	Bound Separately
Exhibit 21	Subsidiaries of the Registrant	Bound Separately
Exhibit 23	Consent of Experts and Counsel	Bound Separately