Form 10-Q
period 2001-03-31
MILACRON INC
filed 2001-05-01
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarter ended March 31, 2001.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of April 26, 2001: 33,291,780

Milacron Inc. and Subsidiaries

PART I  Financial Information

Item 1.  Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except share and per-share amounts)	Three Months Ended March 31,

	2001	2000

Sales	$339.1	$396.9
Cost of Products Sold	259.6	294.0

Manufacturing margins	79.5	102.9

Other costs and expenses
Selling and administrative	63.0	66.2
Restructuring costs	—	1.2
Other-net	2.0	4.3

Total other costs and expenses	65.0	71.7

Operating earnings	14.5	31.2

Interest
Income	.6	.5
Expense	(10.2)	(9.8)

Interest-net	(9.6)	(9.3)

Earnings before income taxes and minority shareholders' interests	4.9	21.9

Provision for income taxes	1.2	6.8

Earnings before minority shareholders' interests	3.7	15.1

Minority shareholders' interests in earnings of subsidiaries	.2	—

Net earnings	$3.5	$15.1

Earnings per common share
Basic	$.10	$.42

Diluted	$.10	$.41

Dividends per common share	$.12	$.12

Weighted average common shares outstanding assuming dilution (in thousands)	33,423	36,236

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Mar. 31, 2001	Dec. 31, 2000

Assets
Current assets
Cash and cash equivalents	$30.7	$41.2
Notes and accounts receivable, less allowance of $12.9 in 2001 and 2000	199.7	199.5
Inventories
Raw materials	44.5	42.9
Work-in-process and finished parts	206.3	192.0
Finished products	142.1	132.2

Total inventories	392.9	367.1
Other current assets	51.9	48.2

Total current assets	675.2	656.0
Property, plant and equipment - net	298.9	305.5
Goodwill	410.1	413.7
Other noncurrent assets	95.0	89.7

Total assets	$1,479.2	$1,464.9

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$154.3	$85.6
Long-term debt due within one year	9.1	8.4
Trade accounts payable	110.9	127.3
Advance billings and deposits	17.2	25.9
Accrued and other current liabilities	140.5	158.9

Total current liabilities	432.0	406.1
Long-term accrued liabilities	193.6	191.8
Long-term debt	376.1	382.6

Total liabilities	1,001.7	980.5
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.3 in 2001 and 2000)	33.3	33.3
Capital in excess of par value	279.0	281.5
Reinvested earnings	212.7	213.3
Accumulated other comprehensive loss	(53.5)	(49.7)

Total shareholders' equity	477.5	484.4

Total liabilities and shareholders' equity	$1,479.2	$1,464.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

(In millions)	Three Months Ended March 31,

	2001	2000

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings	$3.5	$15.1
Operating activities providing (using) cash
Depreciation and amortization	14.7	15.2
Deferred income taxes	(2.0)	1.3
Working capital changes
Notes and accounts receivable	(1.4)	(13.3)
Inventories	(27.7)	(6.5)
Other current assets	(1.4)	(2.0)
Trade accounts payable	(16.0)	(5.0)
Other current liabilities	(26.4)	(4.4)
Increase in other noncurrent assets	(5.3)	(1.9)
Increase in long-term accrued liabilities	.7	1.3
Other-net	(.3)	(.8)

Net cash used by operating activities	(61.6)	(1.0)
Investing activities cash flows
Capital expenditures	(6.6)	(7.5)
Net disposals of property, plant and equipment	.3	.3

Net cash used by investing activities	(6.3)	(7.2)
Financing activities cash flows
Dividends paid	(4.0)	(4.4)
Repayments of long-term debt	(3.5)	(.2)
Increase (decrease) in borrowings under lines of credit	69.2	(8.9)
Issuance of common shares	4.0	—
Purchase of treasury and other common shares	(7.7)	(12.3)

Net cash provided (used) by financing activities	58.0	(25.8)
Effect of exchange rate fluctuations on cash and cash equivalents	(.6)	(.7)

Decrease in cash and cash equivalents	(10.5)	(34.7)
Cash and cash equivalents at beginning of period	41.2	81.3

Cash and cash equivalents at end of period	$30.7	$46.6

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

      The Consolidated Condensed Balance Sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Except as hereinafter described, the accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

Change in Method of Accounting
      Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activitites" (SFAS No. 133), as amended. SFAS No. 133 requires that derivatives, including foreign currency forward exchange contracts, be recognized in the statement of financial position and be measured at fair value. The adoption of SFAS No. 133 did not have a significant effect on the company's financial position or results of operations.

Restructuring Costs
      As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the company initiated two separate programs in 1999 to improve operating efficiency and strengthen synergies between certain recently acquired businesses and its previously existing operations.

      In September, 1999, we announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy at an expected cost of $6.7 million, of which $5.7 million was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation was charged to expense as incurred.

      In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The cost of implementing the plan was originally expected to be $20.8 million, of which $16.0 million was charged to earnings in the fourth quarter of 1999. However, the combined effects of lower than anticipated costs for employee, inventory and equipment relocation costs and severence and other termination benefits reduced the actual cost to $18.2 million. The remainder of the total cost of the plan was charged to expense as incurred in 2000.

      As presented in the Consolidated Statement of Earnings for the first quarter of 2000, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

(In millions)	Three Months Ended March 31, 2000

Costs related to Uniloy consolidation	$.5
Other restructuring costs	.7

$1.2

      The status of the reserves for the two initiatives discussed above is summarized in the following table. To the extent that any unused reserve remains after the completion of the Uniloy consolidation, that amount will be applied as a reduction of the goodwill related to the Uniloy acquistion.

Restructuring Reserves

(In millions)	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000

	Beginning Balance	Change	Ending Balance	Beginning Balance	Change	Ending Balance

Uniloy consolidation
Termination benefits	$1.4	$(.8)	$.6	$3.6	$(1.8)	$1.8
Facility exit costs	.2	—	.2	.7	(.1)	.6

	1.6	(.8)	.8	4.3	(1.9)	2.4
Restructuring costs
Termination benefits	.3	(.1)	.2	9.4	(2.0)	7.4
Facility exit costs	.4	(.3)	.1	3.8	(.3)	3.5

	.7	(.4)	.3	13.2	(2.3)	10.9

Total reserves	$2.3	$(1.2)	$1.1	$17.5	$(4.2)	$13.3

Acquisitions
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

      All of the 2000 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, totaled $4.7 million.

      Unaudited pro forma sales and earnings information for 2000 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company's historical Consolidated Condensed Statement of Earnings.

      Early in the second quarter of 2001, the company made three additional acquistions in the plastics technologies segment (see Subsequent Events).

Income Taxes
      In the first quarter of 2001 and 2000, the provision for income taxes consists of U.S. federal and state and local income taxes as well as non-U.S. income taxes. The provision also includes the effects of adjustments of deferred tax assets and related valuation allowances in certain non-U.S. jurisdictions.

      At December 31, 2000, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $120 million, substantially all of which have no expiration dates. The deferred tax assets related to certain of these loss carryforwards were partially reserved through valuation allowances which totaled approximately $24 million. The company reviews valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. The principal focus of this review is the expected utilization of net operating loss carryforwards during the current and future years. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's effective tax rate.

      The company's effective tax rate for the first quarter of 2001 of 25% is lower than the U.S. federal statutory rate due principally to the reversal of valuation allowances based on the utilization of net operating loss carryforwards in Germany. The effective tax rate of 31% in the first quarter of 2000 also included the effects of valuation allowance adjustments.

Receivables
      In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest of up to $85.0 million in designated pools of accounts receivable. At March 31, 2001, December 31, 2000, March 31, 2000 and December 31, 1999, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $71.7 million, $85.0 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Liabilities
      The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	Mar. 31, 2001	Dec. 31, 2000

Accrued salaries, wages and other compensation	$43.5	$48.1
Accrued and deferred income taxes	17.7	17.9
Other accrued expenses	79.3	92.9

	$140.5	$158.9

Long-Term Accrued Liabilities

(In millions)	Mar. 31, 2001	Dec. 31, 2000

Accrued pensions and other compensation	$62.9	$63.1
Accrued postretirement health care benefits	36.7	37.3
Accrued and deferred income taxes	36.6	34.8
Minority shareholders' interests	24.1	23.3
Other	33.3	33.3

	$193.6	$191.8

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Mar. 31, 2001	Dec. 31, 2000

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	102.7	104.6
Revolving credit facility	141.6	146.1
Other	25.9	25.3

	385.2	391.0

Less current maturities	(9.1)	(8.4)

	$376.1	$382.6

      A portion of the outstanding borrowings under the company's revolving credit facility is included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 6.0% per year at March 31, 2001 and 7.4% per year at December 31, 2000.

Lines of Credit
      At March 31, 2001, the company had lines of credit with various U.S. and non-U.S. banks of approximately $579 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $149 million at March 31, 2001.

Shareholders' Equity
      On February 4, 2000, the company's Board of Directors approved share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 3,271,800 were repurchased in 2000, including 898,100 in the first quarter at a cost of $12.2 million. An additional 200,000 treasury shares were repurchased in the first quarter of 2001 at a cost of $3.9 million.

      A total of 167,500 treasury shares were reissued in the first quarter of 2001 in connection with stock option exercises and the company purchased 172,940 additional shares on the open market for restricted stock grants and stock option excercises in lieu of the use of authorized but unissued shares or treasury shares. In the first quarter of 2000, 78,000 treasury shares were reissued in connection with restricted stock grants and 9,531 shares were purchased on the open market for management incentive and employee benefit programs.

Comprehensive Income
      Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of foreign currency exchange contracts accounted for as cash flow hedges. Total comprehensive income is as follows:

Comprehensive Income (Loss)

(In millions)	Three Months Ended March 31,

	2001	2000

Net earnings	$3.5	$15.1
Foreign currency translation adjustments	(3.3)	(6.9)
Cumulative effect of change in method of accounting	(.3)	—
Change in fair value of foreign currency exchange contracts	(.2)	—

Total comprehensive income (loss)	$(.3)	$8.2

      The components of accumulated other comprehensive income are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	Mar. 31, 2001	Dec. 31, 2000

Foreign currency translation adjustments	$(53.0)	$(49.7)
Fair value of foreign currency exchange contracts	(.5)	—

	$(53.5)	$(49.7)

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

Organization
      The company has two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the first quarters of 2001 and 2000 are presented in the following table.

(In millions)	Three Months Ended March 31,

	2001	2000

Sales
Plastics technologies	$177.2	$217.6
Metalworking technologies	161.9	179.3

	$339.1	$396.9

Operating earnings
Plastics technologies	$9.4	$22.1
Metalworking technologies	11.2	16.6
Restructuring costs (a)	—	(1.2)
Corporate expenses	(4.3)	(4.8)
Other unallocated expenses (b)	(1.8)	(1.5)

Operating earnings	14.5	31.2
Interest expense-net	(9.6)	(9.3)

Earnings before income taxes and minority shareholders' interests	$4.9	$21.9

New orders
Plastics technologies	$177.6	$209.7
Metalworking technologies	166.8	187.0

	$344.4	$396.7

(a)	In 2000, $.6 million relates to the plastics technologies segment and $.6 million relates to the metalworking technologies segment.
(b)	Includes financing costs related to the sale of accounts receivable.

Earnings Per Common Share
      Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.

Recently Issued Pronouncements
     In September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is effective for transfers of financial assets occuring after March 31, 2001. The new standard will have no effect on the accounting for the company's sales of accounts receivable under its receivables purchase agreement (see Receivables).

Subsequent Events
      In April, 2001, the company acquired Reform Flachstahl and signed a definitive agreement to acquire EOC Normalien, two German suppliers of mold bases and related tooling for plastics injection molding. Closing of the EOC Normalien acquisition is expected to take place later in the second quarter subject to regulatory approval in Germany.

      Also in April, 2001, the company acquired Progress Precision. Located in Ontario, Canada, Progress Precision is a provider of barrels and screws and related services for plastics extrusion, injection molding and blow molding.

      The three acquired businesses have combined annual sales of approximately $50 million and will be included in the plastics technologies segment.

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

      All of the businesses acquired in 2000 are included in the plastics technologies segment and were financed through available cash and bank borrowings. All have been accounted for under the purchase method of accounting.

Divestiture of Business
      In September, 2000, we completed the sale of our German-based industrial magnets business, Widia Magnet Engineering, which had new orders and sales to unrelated customers of $8 million in the first quarter of 2000.

Presence Outside the U.S.
      In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In 2000, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 23%; Asia 7%; Canada and Mexico 7%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 2001, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2000. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $10 million and $12 million, respectively. The effect on earnings was not significant.

      Between December 31, 2000 and March 31, 2001, the euro weakened against the dollar by approximately 2%. Certain other currencies also weakened in relation to the dollar during the period. In the aggregate, these rate fluctuations resulted in a $3 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

      If the euro should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our non-U.S. new orders, sales and earnings when compared to historical results.

New Orders and Backlog
      Consolidated new orders in the first quarter of 2001 were $344 million compared to $397 million in 2000. About one-third of the $53 million decrease was due to foreign currency exchange rate effects and the sale of the industrial magnets business. Excluding these factors, consolidated orders decreased by 9%. Orders for both segments were penalized by the ongoing slowdown in the manufacturing sector of the North American economy. In addition, major cutbacks in capital spending contributed to reduced machinery orders for plastics technologies products, a trend that has continued into the second quarter.

      Orders for plastics technologies products were $178 million, a decrease of $32 million in relation to 2000. Unfavorable currency exchange rate fluctuations had the effect of reducing orders by $3 million. Excluding currency effects, orders decreased by 14% due principally to lower orders for injection molding machines and extrusion systems in North America. Orders for injection molding machines also decreased somewhat in Europe due in part to currency effects. Orders for Uniloy blow molding systems improved modestly but remained at depressed levels due to an ongoing consolidation in the dairy industry in North America and low order levels from customers in Europe. Order levels for the segment's capital equipment products generally remained low for the first few weeks of the second quarter.

      Orders for metalworking technologies products were $167 million, which represents a decrease of $20 million from $187 million in the first quarter of 2000 that was due principally to unfavorable currency effects of $7 million and the sale of the industrial magnets business. Excluding these factors, orders for ongoing operations decreased by 3% in relation to 2000. Orders for Widia metalcutting tools and round tools in Europe increased despite unfavorable currency effects while worldwide orders for metalcutting fluids approximated the level achieved in 2000. However, orders for Valenite metalcutting tools and round tools in North America decreased due to generally slow automotive and industrial production.

      U.S. export orders were $34 million in the first quarter of 2001. In the first quarter of 2000, export orders totaled $30 million. The increase resulted from higher export orders for injection molding machines and Uniloy systems.

      Milacron's backlog of unfilled orders totaled $185 million at March 31, 2001, compared to $181 million at December 31, 2000, and $225 million at March 31, 2000. The decreases in relation to March 31, 2000 are primarily attributable to lower order levels for injection molding machines and extrusion systems in North America.

Sales
      Consolidated sales in the first quarter of 2001 were $339 million, which represents a $58 million decrease from $397 million in 2000. Adverse currency effects of $12 million and the sale of the industrial magnets business accounted for about one-third of the decrease. Excluding these factors, sales from ongoing operations decreased by 10%. Sales of both segments were penalized by the effects of the economic slowdown in North America, particularily in the automotive and industrial manufacturing sectors.

      In the plastics technologies segment, sales were $177 million in the first quarter of 2001 compared to $218 million in the same period of 2000. Excluding currency effects, sales decreased by 17%. Most of the decrease occurred in the segment's North American machinery businesses due to cutbacks in capital spending caused by the general economic slowdown. Demand for the segment's durable goods and consumable supplies held steady. Overall, local currency sales for the segment's European operations also approximated the levels achieved in 2000 but were lower as measured in U.S. dollars due to adverse currency effects.

      Sales of metalworking technologies products decreased by $17 million from $179 million in 2000 to $162 million in 2001. Excluding adverse currency effects of $8 million and the sale of the industrial magnets business, sales decreased by less than 1% in relation to 2000 despite the slowdown in North America. Sales from ongoing operations in Europe increased by about 10% in local currencies but were flat in relation to 2000 as measured in dollars. However, sales of round tools, carbide inserts and metalworking fluids decreased in North America due in part to reduced automotive production in the U.S.

      Export sales were $33 million in the first quarter of 2001 compared to $31 million in 2000. The modest increase was due to higher export sales of plastics technologies products.

      Sales of both segments to non-U.S. markets, including exports, totaled $147 million in the first quarter of 2001, compared to $152 million in 2000. In 2001 and 2000, products manufactured outside the U.S. approximated 39% and 36% of sales, respectively, while products sold outside the U.S. approximated 43% and 38% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings
      Our consolidated manufacturing margin in the first quarter of 2001 was 23.4% compared to 25.9% in 2000. Margins for both segments decreased as a result of the sales decline. Margins were also penalized by under-utilization of assets and unabsorbed costs as we adjusted production levels in the second half of the quarter to the steep decrease in demand.

      In response to the slowdown, we eliminated more than 300 positions during the first quarter, or about 5% of our North American workforce, and further reduced production through rotating furloughs effectively reducing output by over 25% in our U.S. machinery businesses. Overall, we have reduced payroll expense for the year by about $16 million and are implementing other measures that will reduce non-payroll costs by an equal amount. Theses actions are in addition to the programs to improve operating efficiency that were initiated in 1999 and substantially completed in 2000 (see Restructuring Costs).

      The plastics technologies segment had operating earnings of $9.4 million, or 5.3% of sales, in the first quarter of 2001, compared to $22.1 million, or 10.1% of sales, in 2000. The decrease occurred principally in the segment's North American machinery businesses due to lower sales volume.

      The metalworking technologies segment had operating earnings of $11.2 million, or 6.9% of sales, in the first quarter of 2001, compared to $16.6 million, or 9.3% of sales, in 2000. While profitability remained good in Europe, lower sales of high-margin round tools, metalworking fluids and carbide inserts in North America resulted in a decrease in the segment's overall profitability.

      Total selling and administrative expense was $63.0 million in the first quarter of 2001 compared to $66.2 million in 2000. As a percentage of sales, these expenses increased from 16.7% in 2000 to 18.6% in 2001. Selling costs decreased in amount as a result of lower sales volume, as did administrative expense due to the cost reduction programs undertaken in recent years.

      Interest expense-net, including amortization of debt issuance costs, increased slightly in the first quarter of 2001 despite lower domestic short-term interest rates. The increase resulted from higher average debt levels.

Restructuring Costs
      As discussed more fully in the notes to the consolidated condensed financial statements, in 1999 we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. These actions had the effect of reducing pretax earnings in the first quarter of 2000 by $1.2 million ($.8 million after tax).

      In September, 1999, we announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy at an expected cost of $6.7 million, of which $5.7 million was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation was charged to expense as incurred, including $.5 million in the first quarter of 2000.

      In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The cost of implementing the plan was originally expected to be $20.8 million, of which $16.0 million was charged to earnings in the fourth quarter of 1999. However, the combined effects of lower than anticipated costs for employee, inventory and equipment relocation costs and severence and other termination benefits reduced the actual cost to $18.2 million. The remainder of the total cost of the plan was charged to expense as incurred in 2000, including $.7 million in the first quarter.

Earnings Before Income Taxes and Minority Shareholders' Interests
      Earnings before income taxes and minority shareholders' interests, net of restructuring costs, were $4.9 million in the first quarter of 2001 compared to $21.9 million in 2000. The decrease was the result of lower sales volume and margins in both segments that were caused by reduced industrial production and, in the case of plastics processing machinery, reduced capital spending in the U.S.

Income Taxes
      The first quarter 2001 and 2000 provisions for income taxes include U.S. federal and state and local income taxes as well as non-U.S. income taxes in jurisdictions outside the U.S.

      As discussed more fully in the notes to the consolidated condensed financial statements, Milacron entered both 2001 and 2000 with sizeable net operating loss (NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. As a result of reductions in valuation allowances, Milacron's effective tax rate for 2001 is less than the U.S. statutory rate, as was also the case in 2000.

      The effective tax rate for 2001 is expected to be approximately 25% while the rate for 2002 is expected to increase slightly. However, the actual rates for both years will ultimately be contingent on the mix of earnings among tax jurisdictions and other factors that cannot be predicted with certainty at this time.

Net Earnings
      For the first quarter of 2001, net earnings were $3.5 million, or $.10 per share (diluted), compared to the $15.1 million, or $.41 per share (diluted), earned in 2000.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At March 31, 2001, Milacron had outstanding forward contracts totaling $17.6 million compared to $14.3 million at December 31, 2000, and $55.8 million at March 31, 2000. The March 31, 2000 amount includes contracts totaling $48.0 million that were entered into on March 30, 2000 to hedge a portion of the proceeds of a Eurobond offering that was completed on April 6, 2000. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at March 31, 2001 or March 31, 2000, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

      Effective January 1, 2001, Milacron adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a significant effect on Milacron's financial position or results of operations.

Interest Rate Risk
      At March 31, 2001, Milacron had fixed interest rate debt of $225 million, including $115 million of 8 3/8% Notes due May 15, 2004, and €115 million ($103 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $314 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 2000 and March 31, 2000, fixed rate debt totaled $227 million and $223 million, respectively, and floating rate debt totaled $250 million and $286 million, respectively. We also sell up to $85 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The potential loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $2.4 million at March 31, 2001 and December 31, 2000 and $2.3 million at March 31, 2000.

Liquidity and Sources of Capital
      At March 31, 2001, Milacron had cash and cash equivalents of $31 million, a decrease of $10 million from December 31, 2000.

      Operating activities used $62 million of cash in the first quarter of 2001, compared to $1 million of cash used in 2000. The increased usage of cash was due in part to an inventory buildup that resulted from lower sales volume. As discussed above, we have taken steps to adjust production to reflect reduced short-term demand but it was not possible to do so quickly enough to avoid increases in inventory levels. A $13 million reduction in the amount of accounts receivable sold under our receivables purchase agreement also contributed to the unfavorable comparison to first quarter of 2000, as did reductions in trade payables and other current liabilities as a result of lower business volume.

      In the first quarter of 2001, investing activities resulted in a $6 million use of cash compared to a $7 million use of cash in 2000, in both cases as a result of capital expenditures.

      Financing activities provided $58 million of cash in the first quarter of 2001, compared to $26 million of cash used in 2000. Additional borrowings under lines of credit to finance operating requirements provided $69 million of cash in 2001. Purchases of treasury shares (as described below) and additional common share purchases for incentive plan needs used $8 million of cash. The 2000 amount includes a $9 million net decrease in debt and $12 million for the repurchase of common shares.

      In the first quarter of 2000, our Board of Directors authorized the repurchase of up to four million common shares on the open market of which 3.3 million were repurchased in 2000, including .9 million in the first quarter. An additional .2 million were repurchased in the first quarter of 2001.

      As of March 31, 2001, December 31, 2000 and March 31, 2000, Milacron's current ratio was 1.6.

      At March 31, 2001, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $579 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $149 million at March 31, 2001.

      Total debt was $540 million at March 31, 2001, representing an increase of $63 million from $477 million at December 31, 2000. Total debt of $509 million at March 31, 2000 included $100 million of 7 7/8% Notes due May 15, 2000, which were prepaid using the proceeds of a €115 million 7 5/8% Eurobond debt offering that was completed on April 6, 2000.

      Total shareholders' equity was $478 million at March 31, 2001, a decrease of $7 million from December 31, 2000. The decrease resulted from $3 million of unfavorable foreign currency translation effects and the share repurchase program, which more than offset earnings net of dividends paid. The ratio of total debt to total capital (debt plus equity) was 53% at March 31, 2001, compared to 50% at December 31, 2000.

      We believe that Milacron's cash flow from operations and currently available credit lines are sufficient to meet our operating, share repurchase and capital requirements in 2001.

Cautionary Statement
      Milacron wishes to caution readers about all of the forward-looking statements in the "Management's Discussion and Analysis" section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2001 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

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
  fluctuations in domestic and non-U.S. interest rates which affect the cost of borrowing under Milacron's lines of credit and financing costs related to the sale of domestic accounts receivable;
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The information required by Item 3 is included in Item 2 on pages 13 and 14 of this Form 10-Q.

PART II  Other Information

Item 1.  Legal Proceedings

      In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I

(b)	Reports on Form 8-K
— A current report on Form 8-K, Items 5, 7 and 9, dated January 31, 2001 was filed concerning the company's press release regarding earnings for the fourth quarter 2000.
— A current report on Form 8-K, Items 7 and 9, dated March 20, 2001 was filed concerning the company's press release lowering its first quarter 2001 and full year 2001 earnings guidance.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	May 1, 2001	By:	/s/Jerome L. Fedders

Jerome L. Fedders Controller

Date:	May 1, 2001	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Filed herewith
	10.4	Milacron 1996 Short-Term Management Incentive Plan — Incorporated herein by reference to the company's Form 10-K for the Fiscal Year ended December 28, 1996.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.

18

	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
November 30, 1998 among Milacron Inc., Cincinnati Milacron
Kunststoffmaschinen Europe GmbH, the lenders listed
therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-K for the
Fiscal year ended December 31, 1998.
	10.11	Milacron Compensation Deferral Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and
Chase Mellon Shareholder Services, L.L.C., as Rights Agent
— Incorporated herein by reference to the company's Registration Statement on Form 8-A (File No. 001-08485).
10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial
Automation Systems, Inc., UNOVA U.K. Limited and Cincinnat Milacron Inc. dated August 20, 1998.
— Incorporated herein by reference to the company's Form 8-K dated October 2, 1998.
10.14	Purchase and Sale Agreement between Johnson Controls, Inc.,
Hoover Universal, Inc., and Cincinnat Milacron Inc. dated August 3, 1998.
— Incorporated herein by reference to the company's Form 8-K dated September 30, 1998.
10.15	Amendment Number One dated as of March 31, 1999 to the Amended
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

19

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
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-Q for the quarter ended June 30, 2000.
11.	Statement Regarding Computation of Per-Share Earnings		21
15.	Letter Regarding Change in Accounting Principles — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
99.	Additional Exhibits — not applicable