Form 10-Q
period 2001-06-30
MILACRON INC
filed 2001-08-13
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarter ended June 30, 2001.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 8, 2001: 33,361,064

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except share and per-share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales	$323.2	$404.5	$662.3	$801.4
Cost of products sold	253.8	299.1	513.4	593.1

Manufacturing margins	69.4	105.4	148.9	208.3

Other costs and expenses
Selling and administrative	63.0	67.3	126.0	133.5
Restructuring costs	—	.3	—	1.5
Other-net	1.6	2.9	3.6	7.2

Total other costs and expenses	64.6	70.5	129.6	142.2

Operating earnings	4.8	34.9	19.3	66.1

Interest
Income	.4	.5	1.0	1.0
Expense	(10.0)	(10.3)	(20.2)	(20.1)

Interest-net	(9.6)	(9.8)	(19.2)	(19.1)

Earnings (loss) before income taxes and minority shareholders' interests	(4.8)	25.1	.1	47.0

Provision (benefit) for income taxes	(6.9)	7.8	(5.7)	14.6

Earnings before minority shareholders' interests	2.1	17.3	5.8	32.4

Minority shareholders' interests in earnings of subsidiaries	1.0	.6	1.2	.6

Net earnings	$1.1	$16.7	$4.6	$31.8

Earnings per common share
Basic	$.03	$.47	$.13	$.89

Diluted	$.03	$.47	$.13	$.88

Dividends per common share	$.12	$.12	$.24	$.24

Weighted average common shares outstanding assuming dilution (in thousands)	33,327	35,547	33,375	35,892

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	June 30, 2001	Dec. 31, 2000

Assets
Current assets
Cash and cash equivalents	$36.7	$41.2
Notes and accounts receivable, less allowance of $12.8 in 2001 and $12.9 in 2000	181.5	199.5
Inventories
Raw materials	41.7	42.9
Work-in-process and finished parts	198.5	192.0
Finished products	151.9	132.2

Total inventories	392.1	367.1
Other current assets	55.9	48.2

Total current assets	666.2	656.0
Property, plant and equipment - net	307.8	305.5
Goodwill	412.3	413.7
Other noncurrent assets	97.3	89.7

Total assets	$1,483.6	$1,464.9

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$147.2	$85.6
Long-term debt due within one year	8.4	8.4
Trade accounts payable	101.7	127.3
Advance billings and deposits	14.1	25.9
Accrued and other current liabilities	130.6	158.9

Total current liabilities	402.0	406.1
Long-term accrued liabilities	197.2	191.8
Long-term debt	410.9	382.6

Total liabilities	1,010.1	980.5
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.3 in 2001 and 2000)	33.3	33.3
Capital in excess of par value	279.3	281.5
Reinvested earnings	209.8	213.3
Accumulated other comprehensive loss	(54.9)	(49.7)

Total shareholders' equity	473.5	484.4

Total liabilities and shareholders' equity	$1,483.6	$1,464.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings	$1.1	$16.7	$4.6	$31.8
Operating activities providing (using) cash
Depreciation and amortization	15.3	15.0	30.0	30.2
Deferred income taxes	11.9	1.4	9.9	2.7
Working capital changes
Notes and accounts receivable	23.7	—	22.3	(13.3)
Inventories	7.9	(7.2)	(19.8)	(13.7)
Other current assets	(3.2)	(3.8)	(4.6)	(5.8)
Trade accounts payable	(13.2)	(2.0)	(29.2)	(7.0)
Other current liabilities	(26.0)	4.0	(52.4)	(.4)
Increase in other noncurrent assets	(4.4)	(4.9)	(9.7)	(6.8)
Increase in long-term accrued liabilities	1.1	.9	1.8	2.2
Other-net	(1.8)	(.1)	(2.1)	(.9)

Net cash provided (used) by operating activities	12.4	20.0	(49.2)	19.0
Investing activities cash flows
Capital expenditures	(9.4)	(9.4)	(16.0)	(16.9)
Net disposals of property, plant and equipment	3.9	.5	4.2	.8
Acquisitions	(28.6)	(3.6)	(28.6)	(3.6)
Divestitures	—	(3.0)	—	(3.0)

Net cash used by investing activities	(34.1)	(15.5)	(40.4)	(22.7)
Financing activities cash flows
Dividends paid	(4.1)	(4.3)	(8.1)	(8.7)
Issuance of long-term debt	5.4	110.1	5.4	110.1
Repayment of long-term debt	(.2)	(132.6)	(3.7)	(132.8)
Increase in borrowings under lines of credit	26.8	21.1	96.0	12.2
Issuance of common shares	—	—	4.0	—
Purchase of treasury and other common shares	—	(11.6)	(7.7)	(23.9)

Net cash provided (used) by financing activities	27.9	(17.3)	85.9	(43.1)
Effect of exchange rate fluctuations on cash and cash equivalents	(.2)	(.4)	(.8)	(1.1)

Increase (decrease) in cash and cash equivalents	6.0	(13.2)	(4.5)	(47.9)
Cash and cash equivalents at beginning of period	30.7	46.6	41.2	81.3

Cash and cash equivalents at end of period	$36.7	$33.4	$36.7	$33.4

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

Change in Method of Accounting
    Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. SFAS No. 133 requires that derivatives, including foreign currency forward exchange contracts, be recognized in the statement of financial position and measured at fair value. The adoption of SFAS No. 133 did not have a significant effect on the company's financial position or results of operations.

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

    In December, 1999, the company initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The cost of implementing the plan was originally expected to be $20.8 million. However, lower than anticipated costs for employee, inventory and equipment relocation and for severance and other termination benefits reduced the actual cost to $18.2 million, of which $16.0 million was charged to earnings in the fourth quarter of 1999. The remainder of the total cost of the plan was charged to expense as incurred in 2000.

    As presented in the Consolidated Condensed Statements of Earnings for the second quarter of 2000 and for the six months ended June 30, 2000, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

(In millions)	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000

Costs related to Uniloy consolidation	$—	$.5
Other restructuring costs	.3	1.0

	$.3	$1.5

    The status of the reserves for the two initiatives discussed above is summarized in the following tables. To the extent that any unused reserve remains after the completion of the Uniloy consolidation, that amount will be applied as a reduction of the goodwill related to the Uniloy acquisition.

Restructuring Reserves

(In millions)	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001

	Beginning Balance	Change	Ending Balance	Beginning Balance	Change	Ending Balance

Uniloy consolidation
Termination benefits	$.6	$(.1)	$.5	$1.4	$(.9)	$.5
Facility exit costs	.2	(.1)	.1	.2	(.1)	.1

	.8	(.2)	.6	1.6	(1.0)	.6
Restructuring costs
Termination benefits	.2	(.1)	.1	.3	(.2)	.1
Facility exit costs	.1	—	.1	.4	(.3)	.1

	.3	(.1)	.2	.7	(.5)	.2

Total reserves	$1.1	$(.3)	$.8	$2.3	$(1.5)	$.8

Restructuring Reserves

(In millions)	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000

	Beginning Balance	Change	Ending Balance	Beginning Balance	Change	Ending Balance

Uniloy consolidation
Termination benefits	$1.8	$(.4)	$1.4	$3.6	$(2.2)	$1.4
Facility exit costs	.6	—	.6	.7	(.1)	.6

	2.4	(.4)	2.0	4.3	(2.3)	2.0
Restructuring costs
Termination benefits	7.4	(5.7)	1.7	9.4	(7.7)	1.7
Facility exit costs	3.5	(.9)	2.6	3.8	(1.2)	2.6

	10.9	(6.6)	4.3	13.2	(8.9)	4.3

Total reserves	$13.3	$(7.0)	$6.3	$17.5	$(11.2)	$6.3

Acquisitions
    In May, 2000, the company acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer having annual sales of approximately $5 million. The manufacture of Akron Extruders' lines of single-screw extruders and replacement barrels and screws has been moved to the company's principal U.S. plastics machinery facility near Cincinnati, Ohio.

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

    In April, 2001, the company acquired Progress Precision, a Canadian manufacturer of barrels and screws and related services for plastics extrusion, injection molding and blow molding. Progress Precision has annual sales of approximately $2 million.

    Also in April, 2001, the company acquired Reform Flachstahl, a manufacturer of mold bases and plates for plastics injection molding headquartered in Germany. With annual sales of approximately $16 million, Reform Flachstahl also provides components, cooling products and tools for molds and mold making.

    In May, 2001, the company completed the acquisition of EOC Normalien, a German manufacturer of mold bases, components and die sets for plastics injection molding. EOC Normalien has annual sales of approximately $35 million.

    All of the 2001 and 2000 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $32.8 million in 2001 and totaled $4.7 million in 2000.

    Unaudited pro forma sales and earnings information for 2001 and 2000 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Earnings for those years.

Income Taxes
    For the second quarter of 2001 and for the six months ended June 30, 2001, the company recorded net benefits related to income taxes due to the combined effects of operating losses in the U.S. and a favorable effective tax rate for non-U.S. operations. The losses incurred by the company's U.S. operations resulted in tax benefits based on the federal statutory rate and the company's effective tax rate for state and local tax purposes, in both cases adjusted for permanent differences and applicable credits. The favorable tax rate for non-U.S. operations was due principally to adjustments of valuation allowances in Germany as discussed below. Such adjustments partially offset provisions for income taxes at statutory rates in other profitable non-U.S. jurisdictions.

    At December 31, 2000, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $120 million, substantially all of which have no expiration dates. However, approximately one-half of these loss carryforwards are subject to restrictive covenants under a five-year contractual agreement through 2004 with the tax authorities in Germany. At December 31, 2000, the deferred tax assets related to certain of the loss carryforwards were partially reserved through valuation allowances which totaled approximately $24 million, eighty percent of which related to the German loss carryforwards. The company reviews valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. The principal focus of this review is the expected utilization of net operating loss carryforwards during the current year and in future years. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's consolidated effective tax rate and the combined effective tax rate for its non-U.S. operations.

    The benefits for income taxes recorded by the company for the second quarter of 2001 and for the six months ended June 30, 2001 include the effects of the reversal of valuation allowances based on the utilization of net operating loss carryforwards in Germany. Adjustments of valuation allowances were the principal reason that the company's consolidated effective tax rate for 2000 was less than the U.S. federal statutory rate.

Receivables
    In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest in designated pools of accounts receivable. The agreement was amended in August, 2001 to extend its maturity date to August, 2004 and to reduce the maximum amount of the undivided interest sold from $85.0 million to $75.0 million. At June 30, 2001, March 31, 2001, December 31, 2000, June 30, 2000, March 31, 2000 and December 31, 1999, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $68.9 million, $71.7 million, $85.0 million, $75.0 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Liabilities
    The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	June 30, 2001	Dec. 31, 2000

Accrued salaries, wages and other compensation	$46.5	$48.1
Accrued and deferred income taxes	5.6	17.9
Other accrued expenses	78.5	92.9

	$130.6	$158.9

Long-Term Accrued Liabilities

(In millions)	June 30, 2001	Dec. 31, 2000

Accrued pensions and other compensation	$62.4	$63.1
Accrued postretirement health care benefits	36.4	37.3
Accrued and deferred income taxes	38.8	34.8
Minority shareholders' interests	24.8	23.3
Other	34.8	33.3

	$197.2	$191.8

Long-Term Debt
    The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	June 30, 2001	Dec. 31, 2000

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	99.3	104.6
Revolving credit facility	174.6	146.1
Other	30.4	25.3

	419.3	391.0

Less current maturities	(8.4)	(8.4)

	$410.9	$382.6

    A portion of the outstanding borrowings under the company's revolving credit facility is included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 5.3% per year at June 30, 2001 and 7.4% per year at December 31, 2000.

Lines of Credit
    At June 30, 2001, the company had lines of credit with various U.S. and non-U.S. banks of approximately $540 million, including a $375 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. Under the provisions of the revolving credit facility, the company's additional borrowing capacity totaled approximately $32 million at June 30, 2001.

    The revolving credit facility includes certain EBITDA-related covenants with which the company was in compliance as of June 30, 2001. In August, 2001, the facility was amended to relax certain of these covenants for the third quarter of 2001 and to cap the amount of borrowings available to the company at $340 million. The company currently expects to be in compliance with the amended covenants as of September 30, 2001. During the second half of 2001, the company will pursue with the lenders a further amendment that would result in additional adjustments, including adjustments to these covenants for periods subsequent to the third quarter of 2001. The company expects that this second amendment will be finalized during the second half of 2001.

Shareholders' Equity
    On February 4, 2000, the company's Board of Directors approved a share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 3,271,800 were repurchased in 2000, including 1,847,200 during the first two quarters at a cost of $26.6 million. An additional 200,000 treasury shares were repurchased in the first quarter of 2001 at a cost of $3.9 million.

    A total of 192,514 treasury shares were reissued in the first two quarters of 2001 in connection with stock option exercises and the company purchased 172,940 additional shares on the open market for restricted stock grants and stock option exercises in lieu of the use of authorized but unissued shares or treasury shares. In the first two quarters of 2000, 78,000 treasury shares were reissued in connection with restricted stock grants and 13,154 shares were purchased on the open market for management incentive and employee benefit programs.

Comprehensive Income (Loss)
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

Comprehensive Income (Loss)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net earnings	$1.1	$16.7	$4.6	$31.8
Foreign currency translation adjustments	(1.7)	(3.3)	(5.0)	(10.2)
Cumulative effect of change in method of accounting	—	—	(.3)	—
Change in fair value of foreign currency exchange contracts	.3	—	.1	—

Total comprehensive income (loss)	$(.3)	$13.4	$(.6)	$21.6

    The components of the company's accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	June 30, 2001	Dec. 31, 2000

Foreign currency translation adjustments	$(54.7)	$(49.7)
Fair value of foreign currency exchange contracts	(.2)	—

	$(54.9)	$(49.7)

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

Organization
    The company has two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the second quarters of 2001 and 2000 and for the six month periods ended June 30, 2001 and 2000 are presented in the following table.

Organization

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales
Plastics technologies	$168.5	$221.4	$345.7	$439.0
Metalworking technologies	154.7	183.1	316.6	362.4

	$323.2	$404.5	$662.3	$801.4

Operating earnings
Plastics technologies	$.4	$25.9	$9.8	$48.0
Metalworking technologies	8.5	15.8	19.7	32.4
Restructuring costs (a)	—	(.3)	—	(1.5)
Corporate expenses	(4.4)	(4.5)	(8.7)	(9.3)
Other unallocated expenses (b)	.3	(2.0)	(1.5)	(3.5)

Operating earnings	4.8	34.9	19.3	66.1
Interest expense-net	(9.6)	(9.8)	(19.2)	(19.1)

Earnings (loss) before income taxes and minority shareholders' interests	$(4.8)	$25.1	$.1	$47.0

New orders
Plastics technologies	$148.4	$223.1	$326.0	$432.8
Metalworking technologies	154.5	181.2	321.3	368.2

	$302.9	$404.3	$647.3	$801.0

(a)	For the three months ended June 30, 2000, $.2 million relates to the plastics technologies segment and $.1 million relates to the metalworking technologies segment. for the six months ended June 30, 2000, $.8 million relates to the plastics technologies segment and $.7 million relates to the metalworking technologies segment.
(b)	Includes financing costs related to the sale of accounts receivable. In 2001, includes a second quarter gain of $2.0 million on the sale of surplus land.

Earnings Per Common Share
    Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.

Recently Issued Pronouncements
    In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives.

    The company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the standard is expected to result in an increase in annual pretax earnings of approximately $13 million ($9 million after tax). During 2002, the company will also perform the first of the required impairment reviews of goodwill and indefinite-lived intangible assets as of January 1, 2002. The company has not yet determined the possible effect of these reviews on the company's financial position and results of operations. However, any required adjustments that are identified through these transitional impairment reviews will be recorded as the cumulative effect of a change in method of accounting.

Subsequent Event
    On July 27, 2001, the company announced plans to consolidate a number of smaller manufacturing operations in both business segments during the second half of 2001. In connection with these actions, the company expects to record pretax charges of $12 million to $14 million (approximately $.22 to $.28 per share after tax) in the third quarter, $3 million to $4 million in the fourth quarter and $1 million to $2 million in each of the first two quarters of 2002. As a result of these actions, the company expects to achieve annual cost savings of $18 million to $20 million which will begin to phase-in in the fourth quarter of 2001 and be fully realized in 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)

Results of Operations
    Milacron operates in two business segments: plastics technologies and metalworking technologies.

Acquisitions
    In May, 2000, we acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer having annual sales of approximately $5 million. The manufacture of Akron Extruders' lines of single-screw extruders and replacement barrels and screws has been moved to our principal U.S. plastics machinery facility near Cincinnati, Ohio.

    In October, 2000, we acquired Ontario Heater and Supply Company and Rite-Tek Canada (Rite-Tek), two Canadian companies that specialize in the distribution of maintenance, repair and operating supplies for the plastics processing industry. Rite-Tek also manufactures heater bands used in plastics processing. The combined sales of the two companies are approximately $5 million per year.

    In April, 2001, we acquired Progress Precision, a Canadian manufacturer of barrels screws and related services for plastics extrusion, injection molding and blow molding. Progress Precision has annual sales of approximately $2 million.

    Also in April, 2001, we acquired Reform Flachstahl, a manufacturer of mold bases and plates for plastics injection molding headquartered in Germany. With annual sales of approximately $16 million, Reform Flachstahl also provides components, cooling products and tools for molds and mold making.

    In May, 2001, we completed the acquisition of EOC Normalien, a German manufacturer of mold bases, components and die sets for plastics injection molding. EOC has annual sales of approximately $35 million.

    All of the 2001 and 2000 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $32.8 million in 2001 and totaled $4.7 million in 2000.

Divestiture of Business
    In September, 2000, we completed the sale of our German-based industrial magnets business, Widia Magnet Engineering, which had new orders and sales to unrelated customers of $9 million in the second quarter of 2000. For the six months ended June 30, 2000, the business had new orders and sales of $18 million and $17 million, respectively.

Presence Outside the U.S.
    In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In the first six months of 2001, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 27%; Asia 7%; Canada and Mexico 8%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the second quarter of 2001, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2000. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $9 million and $11 million, respectively. For the six months ended June 30, 2001, exchange rate differences had the effect of reducing new orders by $19 million and sales by $23 million. The effect on earnings was not significant for either period.

    Between December 31, 2000 and June 30, 2001, the euro weakened against the dollar by approximately 5%. Certain other currencies also weakened in relation to the dollar during the period. In the aggregate, these rate fluctuations resulted in a $5 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

    If the euro should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

New Orders and Backlog
    Consolidated new orders in the second quarter of 2001 were $303 million, a decrease of $101 million, or 25%, in relation to orders of $404 million in the first quarter of 2000. Unfavorable currency effects and the sale of the industrial magnets business contributed $18 million to the decrease. Excluding these factors, consolidated orders decreased by 21%. As was the case in the first quarter of 2001, orders for both segments were penalized by declining rates of industrial production in North America. Major reductions in capital spending also had the effect of reducing orders for plastics machinery, a trend that has continued in the third quarter.

    In the plastics technologies segment, new orders for the second quarter of 2001 were $148 million, a decrease of $75 million in relation to $223 million of orders in 2000. The aforementioned reduction in capital spending resulted in reduced order levels for all types of plastic processing machinery in North America where second quarter orders for injection molding machines and extrusion systems decreased by approximately 40% in relation to 2000. Domestic orders for Uniloy blow molding systems decreased to a lesser degree but continued to be penalized by the ongoing consolidation in the dairy industry. Orders for injection molding machines also decreased in Europe due in part to unfavorable currency effects. Reduced industrial production and capacity utilization levels contributed to lower order levels for D-M-E mold bases and components in North America, while orders for these product lines increased in Europe due to the second quarter acquisitions.

    Orders for metalworking technologies products totaled $155 million in the second quarter of 2001, representing a 14% decrease from $181 million in the equivalent period of 2000. The absence of the industrial magnets business reduced orders in 2001 by $9 million while unfavorable currency exchange rate effects contributed an additional $6 million to the decrease. Excluding these factors, orders for the quarter decreased by 7% in relation to the comparable period of 2000. In the aggregate, North American orders for metalworking fluids, grinding wheels and Valenite metalcutting tools decreased by more than 15% due to reduced production in the automotive industry and most other metalworking sectors of the economy. In Europe, orders for Widia metalcutting tools increased in both local currencies and U.S. dollars. However, generally higher order levels in local currencies for the segment's other product lines in Europe and India were largely offset by adverse currency effects when measured in U.S. dollars.

    Consolidated new orders were $647 million in the first two quarters of 2001, which represents a decrease of $154 million, or 19%, in relation to 2000. Unfavorable currency effects and the absence of the industrial magnets business reduced orders in the 2001 period by $19 million and $18 million, respectively. Excluding these factors, orders decreased by 15%. The same factors that caused the reduction in orders for the second quarter - low levels of industrial production and capital spending - were the primary causes of the decrease for the year-to-date period.

    Orders for plastics technologies products totaled $326 million for the first six months of 2001, a decrease of $107 million in relation to the equivalent period of 2000. Most of the decrease occurred in the segment's capital machinery businesses in North America as orders for injection molding machines and extrusion systems were sharply lower in 2001 than in 2000. In the aggregate, orders for these products decreased by more than 35%, including the aforementioned decreases for the second quarter. Domestic orders for Uniloy blow molding systems also decreased but to a lesser degree than was the case for injection and extrusion machinery. Due in part to currency effects, orders for injection molding machines also decreased in Europe but to a lesser degree than in North America, while orders for D-M-E mold making products decreased as a result of lower capacity utilization in the plastics industry.

    In the metalworking technologies segment, orders for the first two quarters of 2001 totaled $321 million compared to $368 million in 2000. This represents a decrease of $47 million, or 13%, that was due in part to the sale of the industrial magnets business - which had contributed $18 million of orders in 2000 - and to the strength of the U.S. dollar in relation to the euro and other currencies. Excluding the divestiture and currency effects, orders decreased by 5% in relation to 2000. As was the case for the second quarter, orders for all of the segment's product lines were lower in North America due to reduced industrial production levels in general and especially in automotive-related sectors. However, orders for Widia metalcutting tools in Europe increased in local currencies and as measured in U.S. dollars despite adverse currency effects. Orders for metalcutting tools in India and metalworking fluids in Europe also increased in local currencies but approximated the levels achieved in 2000 as measured in U.S. dollars.

    U.S. export orders totaled $25 million in the second quarter of 2001 compared to $35 million in 2000. For the first two quarters of 2001, export orders totaled $59 million compared to $65 million in 2000. The decrease for the second quarter related principally to lower orders for injection molding machines and Valenite products. A reduction in export orders for plastics machinery was the primary cause of the decrease for the year-to-date period.

    Milacron's backlog of unfilled orders totaled $157 million at June 30, 2001, compared to $181 million at December 31, 2000 and $223 million June 30, 2000. The decreases are due principally to lower order levels for plastics machinery in North America.

Sales
    Consolidated sales in the second quarter of 2001 were $323 million, a decrease of $82 million, or 20%, in relation to $405 million of sales in 2000. Adverse currency effects of $11 million and the sale of the industrial magnets business accounted for approximately 25% of the decrease. The remainder resulted from the continuing decline in industrial production in North America and the related decrease in capital spending.

    Second quarter, 2001 sales of plastics technologies products were $168 million, a decrease of $53 million in relation to sales of $221 million in 2000. Due to significant reductions in capital spending in North America, sales of injection molding machines and extrusion systems decreased by more than 40%. Shipments of Uniloy blow molding systems approximated the results achieved in 2000 but remained at low levels due to the ongoing dairy industry consolidation in North America. In Europe, sales of injection molding machines decreased modestly as measured in U.S. dollars due principally to the ongoing weakness of the euro. Declining levels of capacity utilization in the plastics industry resulted in lower shipments of D-M-E mold components in North America but sales of these products increased in Europe due to the recent acquisitions.

    Second quarter, 2001 sales of metalworking technologies products totaled $155 million compared to $183 million in 2000. The absence of the industrial magnets business in 2001 and adverse currency effects accounted for more than 50% of the $28 million decrease. Excluding these factors, the segment's sales decreased by 7% in relation to the second quarter of 2000. As was the case for new orders, sales of metalworking fluids, grinding wheels and Valenite metalcutting tools in North America decreased by more than 15% due to reduced production rates in the metalworking sectors of the economy and in the automotive industry. Sales of Widia products in Europe increased both in local currencies and as measured in U.S. dollars but higher local currency sales in India were largely negated by adverse currency effects. Sales of round metalcutting tools decreased worldwide but especially in North America due to declining industrial production.

    For the first six months of 2001, consolidated sales were $662 million, a decrease of $139 million, or 17%, in relation to $801 million of sales in the equivalent period of 2000. Adverse currency translation effects reduced sales for the period by $23 million, while the absence of the industrial magnets business contributed an additional $17 million to the overall decrease. Excluding these effects, sales for the first six months of 2001 decreased by 13% in relation to the prior year.

    Sales of the plastics technologies segment were $346 million in the first six months of 2001 compared to $439 million in 2000, a decrease of $93 million, or 21%. Similar to the second quarter, a large majority of the decrease resulted from significantly lower shipments of injection molding machines and extrusion systems in North America. Shipments of Uniloy blow molding systems also decreased for the year-to-date period due principally to significantly lower sales in the first quarter of the year. In Europe, U.S. dollar sales of injection molding machines decreased due in part to currency effects. Low capacity utilization in the North American plastics industry resulted in lower sales of D-M-E mold components but sales of these products held steady in Europe as the contribution of the recent acquisitions offset adverse currency effects and slightly lower local currency sales.

    Sales of the metalworking technologies segment were $317 million in the first two quarters of 2001, a decrease of $45 million in relation to $362 million in 2000. The sale of the industrial magnets business in 2000 and adverse currency effects of $17 million accounted for more than two-thirds of the decrease. Significantly lower industrial production levels resulted in lower sales for all of the segment's product lines in North America. In Europe, sales of Widia products increased both in local currencies and in U.S. dollars while sales of metalworking fluids approximated the level achieved in 2000 despite the increased strength of the dollar in relation to the euro.

    Export sales were $23 million in the second quarter of 2001 compared to $34 million in 2000. For the first two quarters of 2001, export sales totaled $56 million compared to $65 million in 2000. The decreases for the quarter and year-to-date periods both resulted primarily from reduced export shipments of plastics processing machinery.

    Sales of both segments to non-U.S. markets, including exports, totaled $145 million in the second quarter of 2001, compared to $155 in 2000. Sales to non-U.S. markets totaled $291 million during the first two quarters of 2001 compared to $308 million in 2000. The decreases were caused principally by adverse currency effects and reduced export shipments. For the first six months of 2001 and 2000, products manufactured outside the U.S. approximated 41% and 36% of sales, respectively, while products sold outside the U.S. approximated 44% and 38% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings
    Our consolidated manufacturing margin in the second quarter of 2001 was 21.5% compared to 26.1% in 2000. For the first six months of 2001, the consolidated manufacturing margin was 22.5% compared to 26.0% in 2000. For both the quarter and year-to-date periods, the margins of both segments were penalized by lower sales volume and the related underabsorption of fixed manufacturing costs. In response to the general economic slowdown, we have continued the programs we initiated in the first quarter of 2001 to lower our overall cost structure by reducing overhead and fixed costs, actions which we expect will benefit future operating results. As a result of additional staffing adjustments in the second quarter, we have now reduced our overall employment level in North America by a total of 15% during the first six months of the year. Production has also been curtailed through the continued use of rotating furloughs as we adjust to reduced demand. These actions in 2001 are in addition to the programs to improve operating efficiency that were initiated in 1999 and substantially completed in 2000 (see Restructuring Costs).

    To further lower our cost structure and break-even point, in July, 2001, we announced plans to consolidate certain manufacturing operations and record restructuring costs totaling approximately $15 million to $18 million during the third and fourth quarters of 2001 (See Restructuring Costs).

    The plastics technologies segment had operating earnings of $.4 million, or .2% of sales, in the second quarter of 2001, compared to $25.9 million, or 11.7% of sales, in 2000. For the first six months of the year, the segment's operating earnings were $9.8 million, or 2.8% of sales, compared to $48.0 million, or 10.9% of sales, in 2000. For both periods, all of the segment's major business units had lower earnings. This was most significant in the machinery businesses in North America, where the ongoing decline in capital spending resulted in significantly lower sales volume and profits. Lower capacity utilization in the plastics industry also resulted in lower sales and earnings for D-M-E products.

    The metalworking technologies segment had operating earnings of $8.5 million, or 5.5% of sales, in the second quarter of 2001, compared to $15.8 million, or 8.6% of sales, in 2000. The segment's earnings for the first six months of 2001 were $19.7 million compared to $32.4 million in 2000. In 2001, this represented 6.2% of sales compared to 8.9% of sales in the prior year. For both periods of 2001, profitability in North America was penalized by reduced sales volume for many product lines and the related underabsorption of fixed costs. However, profitability for Widia products and metalworking fluids improved in Europe in 2001 despite adverse currency effects. In addition to the general economic slowdown, recent increases in price of certain raw materials used in the manufacture of carbide metalcutting tools - particularly tungsten - can be expected to adversely effect the segment's profitability for the remainder of 2001 and possibly beyond.

    For both the second quarter of 2001 and for the year to date, total selling and administrative expense decreased in amount in relation to 2000 due principally to lower sales volume and the resultant decrease is variable selling expenses. Our aggressive cost reduction programs that were implemented in recent years also contributed to the decrease. However, as a percentage of sales, these expenses increased from 16.6% in the second quarter of 2000 to 19.5% in 2001. For the first two quarters of 2001, total selling and administrative expense represented 19.0% of sales compared to 16.7% of sales in 2000.

    Other expense-net decreased to $1.6 million in the second quarter of 2001 from $2.9 million in 2000. For the first two quarters of 2001, other expense-net was $3.6 million compared to $7.2 million in the same period of 2000. The amounts for both periods of 2001 include a pretax gain of $2.6 million ($1.6 million after tax) on a second quarter sale of surplus real estate, while the amounts for 2000 include proceeds received for a license to use one of our plastics machinery patents that was granted to another manufacturer.

    For the second quarter of 2001 and for the six months ended June 30, 2001, net interest expense approximated the amounts for the comparable periods of 2000, as the effects of higher average debt levels offset the benefits of lower short-term interest rates.

Restructuring Costs
    As discussed more fully in the notes to the consolidated condensed financial statements, in 1999 we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. These actions had the effect of reducing pretax earnings in the second quarter of 2000 by $.3 million ($.2 million after tax) and by $1.5 million ($1.0 million after tax) for the six months ended June 30, 2000.

    In September, 1999, we announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy at an expected cost of $6.7 million, of which $5.7 million was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation was charged to expense as incurred, including $.5 million in the first two quarters of 2000.

    In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The cost of implementing the plan was originally expected to be $20.8 million, of which $16.0 million was charged to earnings in the fourth quarter of 1999. However, lower than anticipated costs for employee, inventory and equipment relocation and for severance and other termination benefits reduced the actual cost to $18.2 million. The remainder of the total cost of the plan was charged to expense as incurred in 2000, including $.3 million in the second quarter and $1.0 million for the six months ended June 30, 2000.

    In July, 2001, we announced plans to consolidate a number of smaller manufacturing operations in both segments during the second half of 2001. In connection with these actions, we expect to record pretax charges of $12 million to $14 million in the third quarter (or approximately $.22 to $.28 per share after tax) and $3 million to $4 million in the fourth quarter. Overall, we expect to achieve annual cost savings of $18 million to $20 million which will begin to phase in the fourth quarter of 2001 and fully realized in 2002.

Earnings (Loss) Before Income Taxes and Minority Shareholders' Interests
    For the second quarter of 2001, Milacron had a pretax loss of $4.8 million compared to earnings of $25.1 million in 2000. The 2001 loss was the result of lower sales volume and margins in both segments that were caused by reduced industrial production and, in the case of plastics processing machinery, reduced capital spending in the U.S. For the first two quarters of 2001, earnings before income taxes and minority shareholders' interests were $.1 million compared to $47.0 million in 2000.

Income Taxes
    As discussed more fully in the notes to the consolidated condensed financial statements, Milacron recorded benefits related to income taxes in both the second quarter of 2001 and for the six month period ended June 30, 2001. These benefits arose principally from operating losses in the U.S. that can be carried back to earlier years for tax purposes and from adjustments of valuation allowances (as discussed below) due to the utilization of net operating loss carryforwards in Germany. Due to the anticipation of a similar geographic mix of earnings for the remainder of 2001, the company expects to record additional net income tax benefits in both the third and fourth quarters of the year.

    Milacron entered both 2001 and 2000 with significant net operating loss (NOL) carryforwards in certain jurisdictions, along with valuation allowances against the NOL carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. Milacron's effective tax rate for 2000 was less than the federal statutory rate due principally to such adjustments of valuation allowances.

Net Earnings
    For the second quarter of 2001, net earnings were $1.1 million, or $.03 per share (diluted), compared to the $16.7 million, or $.47 per share (diluted), earned in 2000. Net earnings for the first two quarters of 2001 were $4.6 million, or $.13 per share (diluted), compared to $31.8 million, or $.88 per share (diluted), in 2000.

Future Change in Method of Accounting
    As described more fully in the notes to the consolidated condensed financial statements, Milacron will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized but rather are reviewed annually for impairment. Application of the standard's nonamortization provisions is expected to result in an increase in annual pretax earnings of approximately $13 million ($9 million after tax).

Market Risk

Foreign Currency Exchange Rate Risk
    Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At June 30, 2001, Milacron had outstanding forward contracts totaling $9.7 million compared to $14.3 million at December 31, 2000, $10.2 million at June 30, 2000 and $18.7 million at December 31, 1999. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at June 30, 2001 or June 30, 2000, would not materially affect Milacron's consolidated financial position, results of operations, or cash flows.

    Effective January 1, 2001, Milacron adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a significant effect on Milacron's financial position or results of operations.

Interest Rate Risk
    At June 30, 2001, Milacron had fixed interest rate debt of $221 million, including $115 million of 8 3/8% Notes due May 15, 2004, and €115 million ($99.3 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $346 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 2000 and June 30, 2000, fixed rate debt totaled $227 million and $231 million, respectively, and floating rate debt totaled $250 million and $277 million, respectively. We also sell up to $85 million ($75 million beginning in August, 2001) of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The potential loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $2.1 million at June 30, 2001, $2.4 million at December 31, 2000 and $2.5 million at June 30, 2000.

Liquidity and Sources of Capital
    At June 30, 2001, Milacron had cash and cash equivalents of $37 million, representing an increase of $6 million during the second quarter of 2001 and a decrease of $4 million during the first half of the year.

    Operating activities provided $12 million of cash in the second quarter of 2001 compared to $20 million of cash provided in 2000. The 2001 amount includes the effects of reductions in inventories and accounts receivable in response to lower sales volume offset by related reductions in trade payables and other current liabilities. For the first six months of 2001, operating activities used $49 million of cash compared to $19 million of cash provided in the comparable period of 2000. The 2001 amount includes in the effects of a $16 million reduction in accounts receivable sold under our receivables purchase agreement and a first quarter inventory buildup that resulted from lower than expected sales volume. Reductions of trade payables and other current liabilities as a result of lower business volume also contributed to the unfavorable comparison to 2000.

    In the second quarter of 2001, investing activities resulted in a $34 million use of cash, including $29 million for acquisitions and $9 million for capital expenditures. In the second quarter of 2000, investing activities used $16 million of cash, including $9 million for capital expenditures and $3 million for post-closing adjustments related to a 1999 divestiture.

    In the first two quarters of 2001, investing activities resulted in a $40 million use of cash, including $29 million for acquisitions and $16 million for capital expenditures. In the first half of 2000, investing activities used $23 million of cash, principally for capital expenditures and post-closing adjustments related to the divestiture.

    Financing activities provided $28 million of cash in the second quarter of 2001, compared to $17 million of cash used in 2000. The 2001 amount includes additional borrowings under lines of credit of $27 million to finance acquisitions. The 2000 amount includes $12 million for the repurchase of common shares (as discussed below), as well as $110 million of proceeds from a €115 million 7 5/8% Eurobond debt offering which was completed on April 6, 2000. Repayments of long-term debt totaled $133 million in the second quarter of 2000, including $100 million of 7 7/8% Notes due May 15, 2000.

    During the first two quarters of 2001, financing activities provided $86 million of cash compared to $43 million of cash used in the first six months of 2000. The 2001 amount includes additional borrowings under lines of credit of $96 million, as well as $8 million for the purchase of treasury shares and additional common share purchases for incentive plan needs. In addition to the debt offering and the repayments of long-term debt discussed above, the 2000 amount includes $24 million for common share repurchases.

    In the first quarter of 2000, our Board of Directors authorized the repurchase of up to four million common shares on the open market. During 2000, we repurchased 3.3 million shares, including 1.8 million during the first six months of the year. An additional .2 million shares were repurchased during 2001 bringing the total to 3.5 million.

    As of June 30, 2001, Milacron's current ratio was 1.7, compared to 1.6 at December 31, 2000 and 1.5 at June 30, 2000.

    At June 30, 2001, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $540 million, including a $375 million committed revolving credit facility. Under the provisions of the facility, our additional borrowing capacity totaled approximately $32 million at June 30, 2001.

    The revolving credit facility includes certain EBITDA-related covenants with which Milacron was in compliance as of June 30, 2001. In August, 2001, the facility was amended to relax certain of these covenants for the third quarter of 2001 and to cap the amount of borrowings available to the company at $340 million. The company currently expects to be in compliance with the amended covenants as of September 30, 2001. During the second half of 2001, we will pursue with the lenders a further amendment that would result in additional adjustments, including adjustments to these covenants for periods subsequent to the third quarter of 2001. We expect that this second amendment will be finalized during the second half of 2001. In addition, to improve Milacron's financial flexibility, we are considering additional forms of debt financing which, if completed, would have the effect of increasing the company's interest cost.

    Total debt was $567 million at June 30, 2001, representing an increase of $90 million from December 31, 2000. The increase in total debt is due primarily to the increase in the borrowings under lines of credit.

    Total shareholders' equity was $474 million at June 30, 2001, a decrease of $11 million from December 31, 2000. The decrease resulted from unfavorable foreign currency adjustments of $5 million and dividends in excess of earnings. The ratio of total debt to total capital (debt plus equity) was 54% at June 30, 2001 compared to 50% at December 31, 2000.

    Assuming finalization of the second amendment to the revolving credit facility that is discussed above, we believe that Milacron's cash flow from operations and currently available credit lines would be sufficient to meet our operating and capital requirements for the next year.

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
  Successful negotiation of an amendment to Milacron's revolving credit agreement in the second half of 2001;
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
  customer acceptance of new products introduced during 2000 and additional new products that are being introduced in 2001;
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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
    The information required by Item 3 is included in Item 2 on pages 17 and 18 of this Form 10-Q.

PART II   Other Information

Item 1.   Legal Proceedings
    In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security Shareholders
(a)	The annual meeting of shareholders of Milacron Inc. was held on April 24, 2001.
(b)	All director nominees were elected.
(c)	The shareholders voted on the following matters:

Proposals and Vote Tabulations

	Votes Cast

	For	Against	Abstain	Non-Votes
Approval of the appointment of independent auditors	57,621,703	525,705	461,427	0

Shareholder Proposal	7,165,530	45,801,163	917,447	0

Election of Director

	Votes For	Votes Withheld

Director
Harry A. Hammerly	56,628,315	1,980,279
Daniel J. Meyer	55,203,670	3,404,924
Joseph A. Steger	56,325,141	2,283,453

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I

(b)	Reports on Form 8-K — A current report on Form 8-K, Items 5, 7 and 9, dated April 27, 2001 was filed concerning the company's press release regarding earnings for the first quarter 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	August 13, 2001	By:	/s/Jerome L. Fedders

Jerome L. Fedders Controller

Date:	August 13, 2001	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Proxy Statement Dated April 24, 2001.
	10.4	Milacron 1996 Short-Term Management Incentive Plan — Incorporated herein by reference to the company's Form 10-K for the Fiscal Year ended December 28, 1996.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the Fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
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
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-Q for the quarter ended June 30, 2000.
10.21	Amendment Number Four dated as of August 8, 2001 to the Amended and
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as agent.
— Filed herewith
11.	Statement Regarding Computation of Per-Share Earnings		25
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

22-24