Form 10-Q
period 2001-09-30
MILACRON INC
filed 2001-11-14
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarter ended September 30, 2001.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 8, 2001: 33,465,506

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except share and per-share amounts)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Sales	$294.9	$394.0	$957.2	$1,195.4
Cost of products sold	244.7	292.0	758.1	885.1
Cost of products sold related to restructuring	3.6	—	3.6	—

Total cost of products sold	248.3	292.0	761.7	885.1

Manufacturing margins	46.6	102.0	195.5	310.3

Other costs and expenses
Selling and administrative	60.6	65.8	186.6	199.3
Restructuring costs	9.0	.6	9.0	2.1
Gain on divestiture of business	—	(1.5)	—	(1.5)
Other-net	3.2	(.9)	6.8	6.3

Total other costs and expenses	72.8	64.0	202.4	206.2

Operating earnings (loss)	(26.2)	38.0	(6.9)	104.1

Interest
Income	.2	.4	1.3	1.4
Expense	(10.2)	(10.9)	(30.5)	(31.0)

Interest-net	(10.0)	(10.5)	(29.2)	(29.6)

Earnings (loss) before income taxes and minority shareholders' interests	(36.2)	27.5	(36.1)	74.5

Provision (benefit) for income taxes	(18.3)	8.5	(24.0)	23.1

Earnings (loss) before minority shareholders' interests	(17.9)	19.0	(12.1)	51.4

Minority shareholders' interests in earnings of subsidiaries	.5	.5	1.7	1.1

Net earnings (loss)	$(18.4)	$18.5	$(13.8)	$50.3

Earnings (loss) per common share
Basic	$(.55)	$.53	$(.42)	$1.42

Diluted	$(.55)	$.53	$(.42)	$1.41

Dividends per common share	$.12	$.12	$.36	$.36

Weighted average common shares outstanding assuming dilution (in thousands)	33,304	34,678	33,351	35,487

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Sept. 30, 2001	Dec. 31, 2000

Assets
Current assets
Cash and cash equivalents	$63.2	$41.2
Notes and accounts receivable, less allowance of $13.1 in 2001 and $12.9 in 2000	170.4	199.5
Inventories
Raw materials	39.6	42.9
Work-in-process and finished parts	187.0	192.0
Finished products	146.7	132.2

Total inventories	373.3	367.1
Other current assets	65.4	48.2

Total current assets	672.3	656.0
Property, plant and equipment - net	306.6	305.5
Goodwill	410.5	413.7
Other noncurrent assets	113.0	89.7

Total assets	$1,502.4	$1,464.9

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$106.0	$85.6
Long-term debt due within one year	6.8	8.4
Trade accounts payable	101.2	127.3
Advance billings and deposits	11.9	25.9
Accrued and other current liabilities	140.5	158.9

Total current liabilities	366.4	406.1
Long-term accrued liabilities	198.2	191.8
Long-term debt	481.4	382.6

Total liabilities	1,046.0	980.5
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.4 in 2001 and 33.3 in 2000)	33.4	33.3
Capital in excess of par value	280.4	281.5
Reinvested earnings	187.4	213.3
Accumulated other comprehensive loss	(50.8)	(49.7)

Total shareholders' equity	456.4	484.4

Total liabilities and shareholders' equity	$1,502.4	$1,464.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(18.4)	$18.5	$(13.8)	$50.3
Operating activities providing (using) cash
Depreciation and amortization	14.6	14.4	44.6	44.6
Restructuring costs	12.6	—	12.6	—
Gain on divestiture of business	—	(1.5)	—	(1.5)
Deferred income taxes	1.1	.6	11.0	3.3
Working capital changes
Notes and accounts receivable	15.6	14.0	37.9	.7
Inventories	22.9	(9.8)	3.1	(23.5)
Other current assets	3.9	(1.4)	(.7)	(7.2)
Trade accounts payable	(3.0)	(3.8)	(32.2)	(10.8)
Other current liabilities	(25.2)	3.6	(77.6)	3.2
Increase in other noncurrent assets	(3.8)	(5.2)	(13.5)	(12.0)
Increase (decrease) in long-term accrued liabilities	(1.6)	1.1	.2	3.3
Other-net	1.5	(.1)	(.6)	(1.0)

Net cash provided (used) by operating activities	20.2	30.4	(29.0)	49.4
Investing activities cash flows
Capital expenditures	(7.3)	(10.7)	(23.3)	(27.6)
Net disposals of property, plant and equipment	.7	3.2	4.9	4.0
Acquisitions	—	(.5)	(28.6)	(4.1)
Divestitures	—	14.2	—	11.2

Net cash provided (used) by investing activities	(6.6)	6.2	(47.0)	(16.5)
Financing activities cash flows
Dividends paid	(4.1)	(4.2)	(12.2)	(12.9)
Issuance of long-term debt	—	—	5.4	110.1
Repayment of long-term debt	(.3)	(12.3)	(4.0)	(145.1)
Increase (decrease) in borrowings under lines of credit	16.3	(18.1)	112.3	(5.9)
Issuance of common shares	—	—	4.0	—
Purchase of treasury and other common shares	—	(7.4)	(7.7)	(31.3)

Net cash provided (used) by financing activities	11.9	(42.0)	97.8	(85.1)
Effect of exchange rate fluctuations on cash and cash equivalents	1.0	(.8)	.2	(1.9)

Increase (decrease) in cash and cash equivalents	26.5	(6.2)	22.0	(54.1)
Cash and cash equivalents at beginning of period	36.7	33.4	41.2	81.3

Cash and cash equivalents at end of period	$63.2	$27.2	$63.2	$27.2

See notes to consolidated condensed financial statements.

Notes to Consoldiated Condensed Financial Statements
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

    In September, 1999, the company announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy at an expected cost of $6.7 million, of which $5.7 million was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation was charged to expense as incurred in the fourth quarter of 1999 and during 2000.

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

    In the third quarter of 2001, the company's management formally approved a plan to consolidate additional operations and to further reduce the company's cost structure. Implementation of the plan is expected to result in pretax charges to earnings of approximately $30.0 million. Of the total cost of the plan, $12.6 million was recorded in the third quarter, including a reserve of $5.8 million for employee termination benefits and facility exit costs.

    As approved by management, the plan involves the closure of 7 manufacturing facilities, the consolidation of several warehousing, sales and administrative locations, and general overhead reductions in substantially all of the company's major operations. The total cost of the plan includes amounts for the discontinuation of a number of product lines in both segments, including $3.6 million that was charged to expense in the third quarter of 2001. This amount is presented as a component of cost of products sold in the Consolidated Condensed Statements of Earnings. The total cost of the plan also includes $4.2 million for the integration of EOC and Reform with the company's existing mold components business in Europe (see Acquisitions).

    The consolidation and overhead reductions will result in the elimination of approximately 825 manufacturing and administrative positions, principally in the U.S. and Europe. The net cash cost of the plan, including capital expenditures of $7 million, will be approximately $22 million, including a current estimate of $11 million that will be spent in 2001, principally in the fourth quarter.

    As presented in the Consolidated Condensed Statements of Earnings for 2001 and 2000, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Costs related to Uniloy consolidation	$—	$—	$—	$.5
Other restructuring costs
Charges to expense	12.6	.8	12.6	1.8
Reserve adjustments	—	(.2)	—	(.2)

	$12.6	$.6	$12.6	$2.1

    The status of the reserves for the initiatives discussed above is summarized in the following tables. To the extent that any unused reserve remains after the completion of the Uniloy consolidation, that amount will be applied as a reduction of the goodwill related to the Uniloy acquisition.

Restructuring Reserves

(In millions)	Three Months Ended Sept. 30, 2001				Nine Months Ended Sept. 30, 2001

	Beginning Balance	Addi- tions	Usage	Ending Balance	Beginning Balance	Addi- tions	Usage	Ending Balance

Uniloy consolidation
Termination benefits	$.5	$—	$(.1)	$.4	$1.4	$—	$(1.0)	$.4
Facility exit costs	.1	—	—	.1	.2	—	(.1)	.1

	.6	—	(.1)	.5	1.6	—	(1.1)	.5
Restructuring costs
Termination benefits	$.1	$3.3	$(.7)	$2.7	$.3	$3.3	$(.9)	$2.7
Facility exit costs	.1	2.5	(.5)	2.1	.4	2.5	(.8)	2.1

	.2	5.8	(1.2)	4.8	.7	5.8	(1.7)	4.8

Total reserves	$.8	$5.8	$(1.3)	$5.3	$2.3	$5.8	$(2.8)	$5.3

Restructuring Reserves

(In millions)	Three Months Ended Sept. 30, 2000				Nine Months Ended Sept. 30, 2000

	Beginning Balance	Addi- tions	Usage	Ending Balance	Beginning Balance	Addi- tions	Usage	Ending Balance

Uniloy consolidation
Termination benefits	$1.4	$—	$(.1)	$1.3	$3.6	$—	$(2.3)	$1.3
Facility exit costs	.6	—	(.2)	.4	.7	—	(.3)	.4

	2.0	—	(.3)	1.7	4.3	—	(2.6)	1.7
Restructuring costs
Termination benefits	$1.7	$—	$(.4)	$1.3	$9.4	$—	$(8.1)	$1.3
Facility exit costs	2.6	—	(1.9)	.7	3.8	—	(3.1)	.7

	4.3	—	(2.3)	2.0	13.2	—	(11.2)	2.0

Total reserves	$6.3	$—	$(2.6)	$3.7	$17.5	$—	$(13.8)	$3.7

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

    In April, 2001, the company acquired Progress Precision, a Canadian manufacturer of barrels, screws and related services for plastics extrusion, injection molding and blow molding. Progress Precision has annual sales of approximately $2 million.

    Also in April, 2001, the company acquired Reform Flachstahl (Reform), a manufacturer of mold bases and plates for plastics injection molding headquartered in Germany. With annual sales of approximately $16 million, Reform also provides components, cooling products and tools for molds and mold making.

    In May, 2001, the company completed the acquisition of EOC Normalien (EOC), a German manufacturer of mold bases, components and die sets for plastics injection molding. EOC has annual sales of approximately $35 million.

    All of the 2000 and 2001 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $32.8 million in 2001 and totaled $4.7 million in 2000.

    Unaudited pro forma sales and earnings information for 2001 and 2000 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Earnings for those years.

Income Taxes
    For the third quarter of 2001 and for the nine months ended September 30, 2001, the company recorded net benefits related to income taxes due to the combined effects of operating losses in the U.S. and a favorable effective tax rate for non-U.S. operations. The losses incurred by the company's U.S. operations resulted in tax benefits based on the federal statutory rate and the company's effective tax rate for state and local tax purposes, in both cases adjusted for permanent differences and applicable credits. The favorable tax rate for non-U.S. operations was due principally to adjustments of valuation allowances in Germany as discussed below and to adjustments of reserves for income taxes based on a favorable ruling from a non-U.S. taxing authority. Such adjustments partially offset provisions for income taxes at statutory rates in other profitable non-U.S. jurisdictions.

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

    The benefits for income taxes recorded by the company for the third quarter of 2001 and for the nine months ended September 30, 2001 include the effects of the reversal of valuation allowances based on the actual and projected utilization of net operating loss carryforwards in Germany. Adjustments of valuation allowances were the principal reason that the company's consolidated effective tax rate for 2000 was less than the U.S. federal statutory rate.

Receivables
     In accordance with the company's receivables purchase agreement with an independent party, the company sells on an ongoing basis and without recourse an undivided percentage ownership interest in designated pools of accounts receivable. The agreement was amended in August, 2001 to extend its maturity date to August, 2004 and to reduce the maximum amount of the undivided interest sold from $85.0 million to $75.0 million. At September 30, 2001, June 30, 2001, December 31, 2000, September 30, 2000, June 30, 2000 and December 31, 1999, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $62.4 million, $68.9 million, $85.0 million, $85.0 million, $75.0 million and $75.0 million, respectively. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Liabilities
     The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	Sept. 30, 2001	Dec. 31, 2000

Accrued salaries, wages and other compensation	$47.8	$48.1
Accrued and deferred income taxes	8.1	17.9
Other accrued expenses	84.6	92.9

	$140.5	$158.9

Long-Term Accrued Liabilities

(In millions)	Sept. 30, 2001	Dec. 31, 2000

Accrued pensions and other compensation	$61.3	$63.1
Accrued postretirement health care benefits	36.3	37.3
Accrued and deferred income taxes	39.6	34.8
Minority shareholders' interests	25.3	23.3
Other	35.7	33.3

	$198.2	$191.8

Long-Term Debt
     The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Sept. 30, 2001	Dec. 31, 2000

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	106.1	104.6
Revolving credit facility	241.8	146.1
Other	25.3	25.3

	488.2	391.0

Less current maturities	(6.8)	(8.4)

	$481.4	$382.6

    A portion of the outstanding borrowings under the company's revolving credit facility is included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. These borrowings are at variable interest rates, which had a weighted average of 6.5% per year at September 30, 2001 and 7.4% per year at December 31, 2000. At September 30, 2001 borrowings against the revolving credit facility totaled $312.8 million compared to $213.1 million at December 31, 2000.

Lines of Credit
     At September 30, 2001, the company had lines of credit with various U.S. and non-U.S. banks of approximately $498 million, including a $340 million committed revolving credit facility. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. The revolving credit facility includes certain financial covenants. In August, 2001, the facility was amended to relax certain of these covenants for the third quarter of 2001 and to reduce the amount of borrowings available to the company under the facility from $375 million to $340 million. The facility was further amended effective September 30, 2001, such that the financial covenants were further adjusted through 2002. As amended, the facility limits the payment of cash dividends and imposes certain restrictions on share repurchases and capital expenditures. In connection with the amendment, the company pledged as collateral the capital stock of its principal domestic subsidiaries as well as their inventories and certain other tangible and intangible assets.

    Under the terms of the revolving credit facility, the company's net debt capacity fluctuates based on the debt outstanding and the amount of cash and cash equivalents. Increases in cash and cash equivalents serve to increase the amount of additional debt capacity whereas decreases in cash and cash equivalents serve to reduce the additional debt capacity. As of September 30, 2001, total debt was $594 million and cash and cash equivalents totaled $63 million, resulting in a net debt position (debt less cash and cash equivalents) of $531 million. Based on this amount, the company's additional net debt capacity totaled approximately $74 million at September 30, 2001.

Shareholders' Equity
     On February 4, 2000, the company's Board of Directors approved a share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 3,271,800 were repurchased in 2000, including 2,348,500 during the first three quarters at a cost of $33.9 million. An additional 200,000 treasury shares were repurchased in the first quarter of 2001 at a cost of $3.9 million. Under the terms of the amended revolving credit facility (see Lines of Credit), the company agreed that no additional repurchases will be made.

    A total of 273,630 treasury shares were reissued in the first three quarters of 2001 in connection with stock option exercises and employee benefit plans and the company purchased 172,940 additional shares on the open market for restricted stock grants and stock option exercises in lieu of the use of authorized but unissued shares or treasury shares. In the first three quarters of 2000, 78,000 treasury shares were reissued in connection with restricted stock grants and 14,154 shares were purchased on the open market for management incentive and employee benefit programs.

    On October 12, 2001, the company's Board of Directors declared quarterly dividends of $.01 per common share and $1.00 per Preferred share, payable in December, 2001.

Comprehensive Income (Loss)
     Total comprehensive income or loss represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings (loss). For the company, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of foreign currency exchange contracts accounted for as cash flow hedges. Total comprehensive income (loss) is as follows:

Comprehensive Income (Loss)

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Net earnings (loss)	$(18.4)	$18.5	$(13.8)	$50.3
Foreign currency translation adjustments	3.9	(5.4)	(1.1)	(15.6)
Cumulative effect of change in method of accounting	—	—	(.3)	—
Change in fair value of foreign currency exchange contracts	.2	—	.3	—

Total comprehensive income (loss)	$(14.3)	$13.1	$(14.9)	$34.7

    The components of the company's accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	Sept. 30, 2001	Dec. 31, 2000

Foreign currency translation adjustments	$(50.8)	$(49.7)
Fair value of foreign currency exchange contracts	—	—

	$(50.8)	$(49.7)

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

Organization
     The company has two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the third quarters of 2001 and 2000 and for the nine month periods ended September 30, 2001 and 2000 are presented in the following table.

Organization

(In millions)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Sales
Plastics technologies	$151.4	$213.0	$497.1	$652.0
Metalworking technologies	143.5	181.0	460.1	543.4

	$294.9	$394.0	$957.2	$1,195.4

Operating earnings (loss)
Plastics technologies	$(9.5)	$26.2	$.3	$74.2
Metalworking technologies	1.3	17.2	21.0	49.6
Restructuring costs (a)	(12.6)	(.6)	(12.6)	(2.1)
Gain on divestiture of business	—	1.5	—	1.5
Corporate expenses	(3.9)	(4.4)	(12.6)	(13.7)
Other unallocated expenses (b)	(1.5)	(1.9)	(3.0)	(5.4)

Operating earnings (loss)	(26.2)	38.0	(6.9)	104.1
Interest expense-net	(10.0)	(10.5)	(29.2)	(29.6)

Earnings (loss) before income taxes and minority shareholders' interests	$(36.2)	$27.5	$(36.1)	$74.5

New orders
Plastics technologies	$150.6	$199.4	$476.6	$632.2
Metalworking technologies	139.6	180.5	460.9	548.7

	$290.2	$379.9	$937.5	$1,180.9

(a)	For the three and nine month periods ended September 30, 2001, $5.1 million relates to the plastics technologies segment and $7.5 million relates to the metalworking technologies segment. Of the total 2001 restructuring amount, $3.6 million relates to product line discontinuation and is therfore included in cost of products sold in the Consolidated Condensed Statements of Earnings for that year. For the three months ended September 30, 2000, includes a credit of $.1 million in the plastics technologies segment related principally to adjustments of reserves and expense of $.7 million related to the metalworking technologies segment. For the nine months ended September 30, 2000, $.7 million relates to the plastics technologies segment and $1.4 million relates to the metalworking technologies segment.
(b)	Includes financing costs related to the sale of accounts receivable.

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

    In April, 2001, we acquired Progress Precision, a Canadian manufacturer of barrels, screws and related services for plastics extrusion, injection molding and blow molding. Progress Precision has annual sales of approximately $2 million.

    Also in April, 2001, we acquired Reform Flachstahl (Reform), a manufacturer of mold bases and plates for plastics injection molding headquartered in Germany. With annual sales of approximately $16 million, Reform also provides components, cooling products and tools for molds and mold making.

    In May, 2001, we completed the acquisition of EOC Normalien (EOC), a German manufacturer of mold bases, components and die sets for plastics injection molding. EOC has annual sales of approximately $35 million.

    All of the 2000 and 2001 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $32.8 million in 2001 and totaled $4.7 million in 2000.

Divestiture of Business
     In September, 2000, we completed the sale of our German-based industrial magnets business, Widia Magnet Engineering, which had new orders and sales to unrelated customers of $8 million in the third quarter of 2000. For the nine months ended September 30, 2000, the business had new orders and sales of $25 million and $26 million, respectively.

Presence Outside the U.S.
     In recent years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In the first nine months of 2001, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 28%; Asia 7%; Canada and Mexico 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the third quarter of 2001, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2000. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $4 million and $3 million, respectively. For the nine months ended September 30, 2001, exchange rate differences had the effect of reducing new orders and sales by $22 million. The effect on earnings was not significant for either period.

    If the euro should weaken against the U.S. dollar in future periods, we will once again experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

New Orders and Backlog
     Consolidated new orders in the third quarter of 2001 were $290 million, a decrease of $90 million, or 24%, in relation to orders of $380 million in the third quarter of 2000. Unfavorable currency effects and the sale of the industrial magnets business contributed $11 million to the decrease. Excluding these factors, consolidated orders decreased by 21%. As was the case for the first two quarters of the year, orders for both segments were penalized by low rates of industrial production in North America. Orders for plastic processing machinery were also penalized by depressed levels of capital spending, a trend that is expected to continue into 2002.

    In the plastics technologies segment, new orders for the third quarter of 2001 were $151 million, a decrease of $48 million in relation to $199 million of orders in 2000. The most significant decrease occurred in the segment's North American injection molding machine business, where orders decreased by approximately 40% in relation to 2000. Orders for U.S.-built extrusion systems also decreased but to a lesser degree, as did domestic orders for Uniloy blow molding systems. In Europe, orders for injection molding machines decreased while orders for Uniloy products increased but remained at depressed levels. Orders for D-M-E mold components increased in Europe due to the recent acquisitions but decreased in North America due to reduced industrial production and low capacity utilization in plastics processing industries.

    Orders for metalworking technologies products totaled $140 million in the third quarter of 2001, representing a 23% decrease from $181 million in the equivalent period of 2000. The absence of the industrial magnets business reduced orders in 2001 by $8 million while unfavorable currency exchange rate effects contributed an additional $3 million to the decrease. Excluding these factors, orders for the quarter decreased by 18% in relation to the comparable period of 2000. In the aggregate, North American orders for metalworking fluids, grinding wheels, Valenite metalcutting tools and round tools decreased by approximately 30% due to low production levels in the automotive industry and other metalworking sectors of the economy. In Europe and India, orders for Widia metalcutting tools approximated the levels achieved in the third quarter of 2000 despite adverse currency effects.

    Consolidated new orders were $938 million in the first three quarters of 2001, which represents a decrease of $243 million, or 21%, in relation to 2000. Unfavorable currency effects and the absence of the industrial magnets business reduced orders in the 2001 period by $22 million and $25 million, respectively. Excluding these factors, orders decreased by 17% in 2001. Low levels of industrial production and capacity utilization combined with significantly reduced capital spending in North America resulted in lower order levels for both segments.

    Orders for plastics technologies products totaled $477 million for the first nine months of 2001, a decrease of $155 million in relation to the equivalent period of 2000. In North America, orders for injection molding machines decreased by more than 35% due to continued low levels of industrial production and significantly reduced capital spending. Domestic orders for Uniloy products and extrusion systems also decreased, as did orders for injection molding machines in Europe. Excluding the effects of the recent acquisitions, orders for D-M-E products decreased by 15% with the reduction being more significant in North America than in Europe.

    In the metalworking technologies segment, orders for the first three quarters of 2001 totaled $461 million compared to $549 million in 2000. This represents a decrease of $88 million, or 16%, that was due in part to the sale of the industrial magnets business - which had contributed $25 million of orders in 2000 - and to the strength of the U.S. dollar in relation to the euro and other currencies. Excluding the divestiture and currency effects, orders decreased by 9% in relation to 2000. As was the case for the third quarter, all of the segment's businesses experienced lower order levels in North America due to low production levels in the automotive industry and in the metalworking industry in general. In Europe, orders for Widia metalcutting tools increased in both local currencies and as measured in U.S. dollars. Orders for metalworking fluids in Europe and cutting tools in India approximated the levels of 2000 as measured in U.S. dollars despite adverse translation effects.

    U.S. export orders totaled $19 million in the third quarter of 2001 compared to $31 million in 2000. For the first three quarters of 2001, export orders totaled $78 million compared to $95 million in 2000. The decreases resulted principally from lower export orders for Valenite products and plastics processing machinery.

    Milacron's backlog of unfilled orders totaled $156 million at September 30, 2001, compared to $181 million at December 31, 2000 and $205 million September 30, 2000. The decreases are due principally to lower order levels for plastics machinery in North America.

Sales
     Consolidated sales in the third quarter of 2001 were $295 million, a decrease of $99 million, or 25%, in relation to $394 million of sales in 2000. Adverse currency effects of $3 million and the sale of the industrial magnets business accounted for approximately 12% of the decrease. The remainder resulted from the continued low levels of industrial production in North America and the related decrease in capital spending.

    Third quarter, 2001 sales of plastics technologies products were $151 million, a decrease of $62 million in relation to sales of $213 million in 2000. The most significant reduction occurred in the segment's injection molding machine business in North America where low levels of capital spending resulted in a decrease in excess of 50%. Sales of injection molding machines also decreased in Europe, as did domestic sales of U.S.-built extrusion systems. In Europe, sales of Uniloy blow molding systems increased slightly but remained at depressed levels while sales of Uniloy products in North America approximated the level achieved in 2000. In the aggregate, worldwide sales of plastics processing machinery decreased by almost 40%. In the segment's non-machinery businesses - mold components and maintenance, repair and operating (MRO) supplies - sales for the quarter decreased by almost 20% after excluding the effects of the recent acquisitions.

    Third quarter, 2001 sales of metalworking technologies products totaled $144 million compared to $181 million in 2000. The absence of the industrial magnets business in 2001 and adverse currency effects accounted for about 30% of the $37 million decrease. Excluding these factors, the segment's sales decreased by 15% in relation to the third quarter of 2000. As was the case for new orders, North American sales of metalworking fluids, grinding wheels, Valenite products and round metalcutting tools all decreased in relation to 2000. The most significant decrease occurred at Valenite, due principally to reduced demand from the automotive industry. In the aggregate, the segment's sales in North America decreased by approximately 25%. As measured in U.S. dollars, sales of Widia products increased in Europe despite the comparative weakness of the euro, while Widia India's local currency sales approximated the level achieved in 2000 but declined modestly in dollars. Sales of metalworking fluids in Europe also decreased modestly due in part to currency effects.

    For the first nine months of 2001, consolidated sales were $957 million, a decrease of $238 million, or 20%, in relation to $1,195 million of sales in the equivalent period of 2000. Adverse currency translation effects reduced sales for the period by $22 million, while the absence of the industrial magnets business contributed an additional $26 million to the overall decrease. Excluding these effects, sales for the first nine months of 2001 decreased by 16% in relation to the prior year. The same factors that caused the decrease in new orders for the year-to-date period - low levels of industrial production and capital spending - resulted in lower sales volume for both segments.

    Sales of the plastics technologies segment were $497 million in the first nine months of 2001 compared to $652 million in 2000, a decrease of $155 million, or 24%. Sales of injection molding machines and extrusion systems both decreased by more than 35% in North America due to significantly lower levels of capital spending than in 2000. In Europe, sales of injection molding machines also decreased - but to a far lesser degree - due in part to adverse currency effects. For the year-to-date period, sales of Uniloy blowmolding systems decreased due almost entirely to low sales volume in the first quarter of the year. Sales of Uniloy products increased in Europe but - as was the case for new orders - remained at low levels. After excluding the contributions of the EOC and Reform acquisitions, sales of D-M-E mold bases and components decreased by more than 15% with the largest shortfall occurring in North America due to reduced industrial production and capacity utilization.

    Sales of the metalworking technologies segment were $460 million in the first three quarters of 2001, a decrease of $83 million in relation to $543 million in 2000. Significantly reduced levels of industrial production resulted in lower sales for all of the segment's product lines in North America. Sales of Widia products in Europe increased both in local currencies and in U.S. dollars, while non-U.S. sales of metalworking fluids approximated the level of 2000 despite the increased strength of the dollar in relation to the euro.

    Export sales were $24 million in the third quarter of 2001 compared to $40 million in 2000. For the first three quarters of 2001, export sales totaled $81 million compared to $105 million in 2000. As was the case for new orders, the decrease resulted principally from reduced export shipments of plastics processing machinery and Valenite products.

    Sales of both segments to non-U.S. markets, including exports, totaled $142 million in the third quarter of 2001, compared to $156 in 2000. Sales to non-U.S. markets totaled $433 million during the first three quarters of 2001 compared to $464 million in 2000. The decreases were caused principally by adverse currency effects, the sale of the industrial magnets business and reduced export shipments. For the first nine months of 2001 and 2000, products manufactured outside the U.S. approximated 42% and 36% of sales, respectively, while products sold outside the U.S. approximated 45% and 39% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings
     Excluding restructuring costs related to product line discontinuation, our consolidated manufacturing margin in the third quarter of 2001 was 17.0% compared to 25.9% in 2000. For the first nine months of 2001, the consolidated manufacturing margin excluding restructuring costs was 20.8% compared to 26.0% in 2000. Including restructuring costs, manufacturing margins for the third quarter of 2001 and for the first nine months at that year were 15.8% and 20.4%, respectively. As was the case for the first half of the year, low sales volume and the related underabsorption of manufacturing costs penalized the margins of both segments. In response to the general economic slowdown, we have continued to reduce production to meet lower levels of demand and implemented increasingly stringent cost reduction measures throughout our operations. During the first half of 2001, staffing adjustments made in response to lower order levels resulted in a 15% reduction in our overall employment level in North America. During the third quarter, we announced plans to further reduce our cost structure and break-even point by consolidating a number of smaller manufacturing facilities and further reducing general overhead levels (see Restructuring Costs). These actions in 2001 are in addition to the programs to improve operating efficiency that were initiated in 1999 and substantially completed in 2000. We are also making structural improvements in the way we run our businesses, including the use of "Six Sigma" and "lean" tools to reduce cycle times and working capital requirements.

    Excluding restructuring costs, the plastics technologies segment had an operating loss of $9.5 million, or 6.3% of sales, in the third quarter of 2001 compared to earnings of $26.2 million, or 12.3% of sales, in 2000. For the first nine months of the year, the segment's operating earnings were $.3 million, or less than 1% of sales, compared to earnings of $74.2 million, or 11.4% of sales, in 2000. For both periods of 2001, all of the segment's major businesses had lower earnings than in 2000. Due to low levels of capital spending, the largest decreases were experienced in the segment's machinery businesses in North America. Reduced production levels and low capacity utilization in the plastics processing industry also resulted in lower sales and earnings for D-M-E. In addition to the general economic slowdown, the earnings comparison between years was also adversely affected by the absence of $4.0 million of royalty income from the licensing of patented technology that was received in the third quarter of 2000.

    Excluding restructuring costs, the metalworking technologies segment had operating earnings of $1.3 million, or .9% of sales, in the third quarter of 2001 compared to $17.2 million, or 9.5% of sales, in 2000. The segment's operating earnings for the first nine months of 2001 were $21.0 million compared to $49.6 million in 2000. In 2001, this represented 4.6% of sales compared to 9.1% of sales in the prior year. For both periods of 2001, reduced sales volume and the related underabsorption of costs resulted in lower margins and profitability for most operations in North America. Widia's operating earnings decreased modestly for the third quarter but increased for the year-to-date period. In addition to the general economic slowdown, recent increases in the price of certain raw materials used in the manufacture of carbide metalcutting tools - particularly tungsten - adversely affected the segment's profitability during the third quarter and can be expected to continue to do so for the remainder of 2001.

    For both the third quarter of 2001 and for the year to date, total selling and administrative expense decreased in amount in relation to 2000 due to a decrease in variable selling expenses that resulted from lower sales volume and to the aggressive cost reduction measures implemented in recent years. However, low sales volume resulted in an increase in these costs as a percentage of sales from 16.7% in the third quarter of 2000 to 20.6% in the equivalent period of 2001. For the first three quarters of 2001, total selling and administrative expense represented 19.5% of sales compared to 16.7% of sales in 2000.

    Other expense-net totaled $3.2 million in the third quarter of 2001 compared to a net credit $.9 million in the comparable period of 2000 that resulted from the aforementioned royalty income. For the first nine months of 2001, other expense-net totaled $6.8 million compared to $6.3 million in 2000. The amount for 2001 includes a second quarter pretax gain of $2.6 million ($1.6 million after tax) on the sale of surplus real estate, while the amount for 2000 includes the $4.0 million ($2.5 million after tax) of royalty income that is discussed above.

    For the third quarter of 2001 and for the nine months ended September 30, 2001, net interest expense approximated the amounts for the comparable periods of 2000 as the beneficial effects of lower short-term interest rates were offset by higher average debt levels.

Restructuring Costs
     As discussed more fully in the notes to the consolidated condensed financial statements, in 1999 we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. These actions had the effect of reducing pretax earnings in the third quarter of 2000 by $.6 million ($.4 million after tax) and by $2.1 million ($1.4 million after tax) for the nine months ended September 30, 2000.

    In September, 1999, we announced a formal plan to consolidate Uniloy's European blow molding operations in a new manufacturing facility located near Milan, Italy at an expected cost of $6.7 million, of which $5.7 million was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation was charged to expense as incurred, including $.5 million in the first three quarters of 2000.

    In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The cost of implementing the plan was originally expected to be $20.8 million, of which $16.0 million was charged to earnings in the fourth quarter of 1999. However, lower than anticipated costs for employee, inventory and equipment relocation and for severance and other termination benefits reduced the actual cost to $18.2 million. The remainder of the total cost of the plan was charged to expense as incurred in 2000, including $.6 million in the third quarter and $1.6 million during the nine months ended September 30, 2000.

    In the third quarter of 2001, Milacron's management formally approved a plan to consolidate additional operations and to further reduce the company's cost structure. Implementation of the plan is expected to result in pretax charges to earnings of approximately $30.0 million. Of the total cost of the plan, $12.6 million ($7.8 million after tax) was recorded in the third quarter, including a reserve of $5.8 million for employee termination benefits and facility exit costs. Additional reserves for termination benefits and exit costs totaling approximately $10.0 million are expected to be recorded in the fourth quarter after the remainder of the actions contemplated by the plan are formally announced. The remainder of the $30.0 million cost of the restructuring plan is being charged to expense as incurred, including $6.8 million in the third quarter of 2001.

    As approved by management, the plan involves the closure of 7 manufacturing facilities, the consolidation of several warehousing, sales and administrative locations, and general overhead reductions in substantially all of the company's major operations. The total cost of the plan also provides for the discontinuation of a number of product lines in both segments, including $3.6 million that was charged to expense in the third quarter of 2001. This amount is included in cost of products sold in the Consolidated Condensed Statements of Earnings. The total cost of the plan also includes $4.2 million for the integration of EOC and Reform with the company's existing mold components business in Europe (see Acquisitions).

    The consolidation and overhead reductions will result in the elimination of approximately 825 manufacturing and administrative positions, principally in the U.S. and Europe. The net cash cost of the plan, including capital expenditures of $7 million, will be approximately $22 million, of which $11 million will be spent in 2001, principally in the fourth quarter.

Earnings (Loss) Before Income Taxes and Minority Shareholders' Interests
     Including restructuring costs of $12.6 million, Milacron had a pretax loss of $36.2 million in the third quarter of 2001 compared to earnings of $27.5 million in 2000. For the first three quarters of 2001, Milacron's loss before income taxes and minority shareholders' interests was $36.1 million compared to earnings of $74.5 million in 2000. The year-to-date amount for 2001 includes restructuring costs of $12.6 million compared to $2.1 million in 2000. The losses before restructuring costs for both periods of 2001 resulted from low sales volume and cost underabsorption in both segments that were caused by the general economic slowdown in North America and - in the case of the plastics technologies segment - significantly lower levels of capital spending.

Income Taxes
     As discussed more fully in the notes to the consolidated condensed financial statements, Milacron recorded benefits related to income taxes in both the third quarter of 2001 and for the nine month period ended September 30, 2001. These benefits arose principally from operating losses in the U.S. that can be carried back to earlier years for tax purposes or which are expected to offset taxable income in future years and from adjustments of valuation allowances (as discussed below) due to the actual and projected utilization of net operating loss carryforwards in Germany. Due to the anticipation of a similar geographic mix of earnings for the remainder of 2001, the company expects to record a dditional net income tax benefits in the fourth quarter of the year.

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

Net Earnings (Loss)
     For the third quarter of 2001, Milacron had a net loss of $18.4 million, or $.55 per share (diluted), compared to net earnings of $18.5 million, or $.53 per share (diluted), in 2000. The net loss for the first three quarters of 2001 was $13.8 million, or $.42 per share (diluted), compared to net earnings of $50.3 million, or $1.41 per share (diluted), in 2000. The losses for the three and nine month periods include after-tax restructuring costs of $7.8 million, or $.23 per share. In 2000, after-tax restructuring costs were $.4 million, or $.01 per share, in the third quarter and $1.4 million, or $.04 per share, for the year-to-date period.

Future Change in Method of Accounting
     As described more fully in the notes to the consolidated condensed financial statements, Milacron will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized but rather are reviewed annually for impairment. Application of the standard's nonamortization provisions is expected to result in an increase in annual pretax earnings of approximately $13 million ($9 million after tax) beginning in 2002.

Market Risk

Foreign Currency Exchange Rate Risk
     Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At September 30, 2001, Milacron had outstanding forward contracts totaling $6.7 million compared to $14.3 million at December 31, 2000, $13.8 million at September 30, 2000 and $18.7 million at December 31, 1999. The annual potential loss from a hypothetical 10% adverse change in foreign currency exchange rates on Milacron's foreign exchange contracts at September 30, 2001 or September 30, 2000, would not materially affect the company's consolidated financial position, results of operations, or cash flows.

Interest Rate Risk
     At September 30, 2001, Milacron had fixed interest rate debt of $230 million, including $115 million of 8 3/8% Notes due May 15, 2004, and €115 million ($106 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $364 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 2000 and September 30, 2000, fixed rate debt totaled $227 million and $224 million, respectively, and floating rate debt totaled $250 million and $243 million, respectively. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on fluctuations in short-term borrowing rates. The potential loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $2.3 million at September 30, 2001, $2.4 million at December 31, 2000 and $2.4 million at September 30, 2000.

Liquidity and Sources of Capital
     At September 30, 2001, Milacron had cash and cash equivalents of $63 million, representing an increase of $26 million during the third quarter of 2001 and an increase of $22 million during the first nine months of the year.

    Operating activities provided $20 million of cash in the third quarter of 2001 compared to $30 million of cash provided in 2000. The amount for 2001 reflects reductions in accounts receivable as a result of lower sales volumes and reductions in inventories as a result of the company's working capital reduction plan. These effects were partially offset by reductions of trade payables and other current liabilities and by a $7 million reduction in the amount of accounts receivable sold under our receivables purchase agreement. In the third quarter of 2000, sales of additional receivables had provided $10 million of cash.

    For the first three quarters of 2001, operating activities used $29 million of cash compared to $49 million of cash provided in the equivalent period of 2000. The amount for 2001 includes the effects of a $23 million reduction in the amount of accounts receivable sold whereas sales of additional receivables provided $10 million of cash in the first three quarters of 2000. Reductions of trade payables and other current liabilities in 2001 in response to lower business volume also contributed to the unfavorable comparison between years.

    In the third quarter of 2001, investing activities resulted in a $7 million use of cash for capital expenditures. Investing activities provided $6 million of cash in the third quarter of 2000, including $14 million from the sale of the industrial magnets business, partially offset by an $11 million use of cash for capital expenditures.

    In the first three quarters of 2001, investing activities resulted in a $47 million use of cash, including $29 million for acquisitions and $23 million for capital expenditures. Investing activities used $17 million of cash in the first three quarters of 2000, including $28 million for capital expenditures, which was partially offset by the divestiture proceeds.

    Financing activities provided $12 million of cash in the third quarter of 2001, compared to $42 million of cash used in 2000. In 2001, additional borrowings under lines of credit provided $16 million of cash. The 2000 cash usage includes $7 million for the repurchase of common shares (as discussed below) and $30 million for repayments of debt. Dividends of $4 million were paid in both periods.

    During the first three quarters of 2001, financing activities provided $98 million of cash compared to $85 million of cash used in the first nine months of 2000. In 2001, net additional borrowings provided $114 million of cash which was partially offset by net common share repurchases of $4 million. The amount for 2000 includes $31 million for common shares repurchases and $151 million for repayments of debt, including $100 million for the repayment of 7 7/8 % Notes due May 15, 2000 using the proceeds from a €115 million ($110 million) Eurobond debt offering that was completed on April 6, 2000. Dividends of $12 million and $13 million were paid in 2001 and 2000, respectively.

    In the first quarter of 2000, Milacron's Board of Directors authorized the repurchase of up to four million common shares on the open market. During 2000, we repurchased 3.3 million shares, including 2.3 million during the first nine months of the year. An additional .2 million shares were repurchased during 2001 bringing the total to 3.5 million. Under the terms of the amended revolving credit facility (as discussed below), no additional repurchases will be made.

    As of September 30, 2001, Milacron's current ratio was 1.8, compared to 1.6 at December 31, 2000 and September 30, 2000.

    At September 30, 2001, Milacron had lines of credit with various U.S. and non-U.S. banks of approximately $498 million, including a $340 million committed revolving credit facility. The revolving credit facility includes certain financial covenants. In August, 2001, the facility was amended to relax certain of these covenants for the third quarter of 2001 and to reduce the amount of borrowings available to the company under the facility from $375 million to $340 million. The facility was further amended effective September 30, 2001, such that the financial covenants were further adjusted through 2002. As amended, the facility limits the payment of cash dividends and imposes certain restrictions on share repurchases and capital expenditures. In connection with the amendment, Milacron pledged as collateral the capital stock of its principal domestic subsidiaries as well as their inventories and certain other tangible and intangible assets.

    Under the terms of the revolving credit facility, Milacron's net debt capacity fluctuates based on the debt outstanding and the amount of cash and cash equivalents. Increases in cash and cash equivalents serve to increase the amount of additional debt capacity whereas decreases in cash and cash equivalents serve to reduce the additional debt capacity. As of September 30, 2001, total debt was $594 million and cash and cash equivalents totaled $63 million, resulting in a net debt position (debt less cash and cash equivalents) of $531 million. Based on this amount, Milacron's additional net debt capacity totaled approximately $74 million at September 30, 2001.

    Total shareholders' equity was $456 million at September 30, 2001, a decrease of $28 million from December 31, 2000. The decrease resulted principally from the net loss incurred during the period. The ratio of total debt to total capital (debt plus equity) was 57% at September 30, 2001 compared to 50% at December 31, 2000.

    On October 12, 2001, Milacron's Board of Directors declared quarterly dividends of $.01 per common share and $1.00 per Preferred share, payable in December, 2001.

    Assuming there is no further significant deterioration in the markets we serve, we believe that Milacron's cash flow from operations and available credit lines will be sufficient to meet the company's operating and capital requirements for the next year.

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
  customer acceptance of new products introduced during 2001 and additional new products that will be introduced in 2002;
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

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I

(b)	Reports on Form 8-K — A current report on Form 8-K, Items 7 and 9, dated July 2, 2001, was filed containing intra quarter guidance regarding earnings.
— A current report on Form 8-K, Items 5, 7 and 9, dated July 27, 2001, was filed concerning the company's press release regarding earnings for the second quarter 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	November 13, 2001	By:	/s/Jerome L. Fedders

Jerome L. Fedders Controller

Date:	November 13, 2001	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Proxy Statement dated April 24, 2001.
	10.4	Milacron 1996 Short-Term Management Incentive Plan — Incorporated herein by reference to the company's Form 10-K for the fiscal Year ended December 28, 1996.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
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
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as agent.
— Incorporated by reference to the company's Form 10-Q for the quarter ended June 30, 2001.
	10.22	Amendment Number Five dated as of September 30,2001 to the amended — Incorporated by reference to the company's Form 8-K dated October 15, 2001.
11.	Statement Regarding Computation of Per-Share Earnings		26
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
23-25