Form 10-K
period 2001-12-31
MILACRON INC
filed 2002-03-20
CIK 716823

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2001	1-8485

MILACRON INC.

2090 Florence Avenue
Cincinnati, Ohio 45206
(513) 487-5000

Incorporated in Delaware	I.R.S No. 31-1062125

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class: Common Shares — Par Value $1.00	Name of Each Exchange on Which Registered: New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant is $335,858,798 at February 28, 2002*

     *Voting stock held by officers, directors and principal holders is not included in the computation. The company, however, has not made a determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

     Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2002: 33,630,217

Documents Incorporated by Reference:
PART III — Proxy statement, dated March 29, 2002

Milacron Inc.

2001 Form 10-K

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

     Milacron’s plastics technologies group, which accounted for 52% of consolidated sales in 2001, sells equipment and turnkey systems for the three most common methods of processing plastic: injection molding, extrusion and blow molding, as well as related mold tooling, components and MRO (maintenance, repair and operating) supplies to these same customers. Major global markets for plastics technologies include the following industries: packaging, building and construction, components, automotive, consumer goods, medical, electrical and electronics, housewares and appliances.

     Milacron’s metalworking technologies group, at 48% of consolidated sales, sells carbide inserts and related tool holders, carbide and high-speed steel round tools, coolants, lubricants, cleaning fluids and grinding wheels to many large manufacturing industries worldwide. These include: automotive, machinery, components, aerospace, consumer goods, oil and gas drilling and mining, construction, off-road equipment, housewares and appliances.

     Milacron pursues an active acquisition and divestiture strategy to expand our core businesses on a global basis and to improve profitability. Since 1993, we have made fourteen acquisitions in plastics technologies and eight in metalworking technologies while divesting six businesses.

     During the eight year period from 1993 through 2000, with the help of several acquisitions, plastics technologies sales grew at a compounded annual rate of 14%, while metalworking technologies sales, starting from a lower base, grew 27%. In both segments, operating earnings before nonrecurring items (primarily gains and losses on divestitures and restructuring charges) rose 18% compounded annually. Reported growth in the latter part of the eight year period was slower for several reasons including softness in many key industrial markets worldwide and the effects of currency translation.

     On a consolidated basis in the eight year period from 1993 through 2000, Milacron’s sales from continuing operations grew from $674 million to $1,584 million, or 18% compounded annually. Competing effectively in international markets, our sales to customers outside the U.S. rose from $155 million in 1992 to $613 million, representing 39% of total sales, in 2000. From 1992 through 2000, excluding nonrecurring items, Milacron’s earnings improved 34% compounded annually and earnings per share increased 31%. Including nonrecurring items, earnings from continuing operations grew 16% compounded annually and 13% on a per-share basis.

     In 2001, Milacron endured the deepest and longest recession in the North American manufacturing sector in over 50 years. Demand for consumable and durable products for both plastics processing and metalworking was down 15% to 20%, while markets for plastics processing machinery fell 50% to 60%. As a result, our consolidated 2001 sales decreased to $1,263 million. Excluding the effects of acquisitions, divestitures and currency translation, sales declined 19% from 2000. Despite aggressive cost reduction actions, we recorded a net loss of $35.7 million, or $1.08 per share, of which $19.1 million, or $.57 per share, represented restructuring charges.

Strategic Acquisitions and Divestitures

      Over the past nine years in an effort to expand our product offering and global presence in both plastics and metalworking technologies, Milacron has made a series of acquisitions in both segments. In plastics, we have made a strong effort to diversify from capital goods into durable goods and consumables. In metalworking, which is almost entirely consumables and durables, we expanded our annual revenues of $108 million from metalworking fluids and abrasives in 1992 to $710 million in 2000 through the addition of several cutting tool businesses.

Acquisition	Date	Product Lines

Valenite	1993	Carbide inserts, tool holders
Ferromatik	1993	Injection molding machines
Widia	1995	Carbide inserts, tool holders
Talbot Holdings	1995	Drills, end mills, taps
D-M-E	1996	Mold bases, mold tooling
Data Flute CNC	1997	Solid carbide end mills
Minnesota Twist	1997	High-speed steel drills
Northern Supply	1998	Plastics processing supplies
Wear Technology	1998	Extruder barrels and screws
Autojectors	1998	Vertical injection machines
Uniloy	1998	Blow molding systems
Master Unit Die	1998	Mold bases, tooling
Werkö	1998	High-speed steel drills
Nickerson	1999	Plastics tooling and supplies
Producto Chemicals	1999	Metalworking cleaning fluids
Oak International	1999	Metalforming fluids
Akron Extruders	2000	Single-screw extruders
Rite-Tek Canada	2000	Plastics MRO supplies
Ontario Heater and Supply	2000	Plastics MRO supplies
Progress Precision	2001	Extruder barrels and screws
Reform Flachstahl	2001	Mold bases and components
EOC Normalien	2001	Mold bases and components

     To further expand our presence in all phases of plastics processing, in 2001 we bought two European plastics injection mold base and tooling manufacturers, EOC Normalien and Reform Flachstahl, both located in Germany. These companies will help improve our competitive position as a growing supplier of mold bases and related tooling for plastics injection molding in Europe. The consolidation of their operations with our existing mold components business is included in the 2001 restructuring actions that are discussed below. Also in 2001, we purchased Progress Precision of Mississauga, Ontario, Canada, a provider of barrels and screws and related value-added services for plastics extrusion, injection and blow molding, thereby enhancing our presence in these markets in the northeast United States and Canada. In mid-2001, we scaled back our acquisition program in response to weakening business conditions.

     Milacron is committed to growing sales and profitability in each of our businesses and we seek to divest any operation or product line that is not critical to our core businesses or not likely to meet our growth targets. Since 1994, we have sold six such businesses:

Divestiture	Date	Product Lines

Sano	1994	Plastic blown film systems
American Mine Tool	1995	Carbide mining tools
Electronic Systems	1995	Machine controls
Machine Tools	1998	Metalworking machinery
European Extrusion	1999	Plastics extrusion systems
Widia Magnet Engineering	2000	Industrial magnets

Cost Cutting and Efficiency Initiatives

      In the normal course of business, we continually search for opportunities to reduce costs and improve efficiency. In 2000 and 2001, we concentrated on two major efforts in this area: company-wide efficiency programs and the consolidation of our European blow molding and mold component operations.

     The 2000 efficiency improvement program, carried out in both segments in North America and in Europe, entailed closing four small manufacturing facilities and five administrative offices, and the elimination of more than 300 administrative and manufacturing positions worldwide. Initiated in 1999 and substantially completed in 2000, the plan cost approximately $18 million and yielded $19 million in savings in 2000. The annualized savings from the plan exceeded $20 million and were realized in 2001.

     The consolidation of European blow molding operations consisted of closing plants in Florence, Milan, and Berlin and the transfer of their manufacturing and assembly operations to an existing plant located in the Czech Republic and to a new facility near Milan upon its completion in the first half of 2001. The consolidation, which cost approximately $6 million, is generating annual savings of approximately $3 million.

     All told, the 2000 efficiency improvement program, the consolidation of European blow molding operations and other cost-cutting efforts in 2000 led to the elimination of more than 400 positions and annualized savings of around $25 million.

     In the first half of 2001, in response to a major falloff in demand, Milacron eliminated 750 positions in North America. In the second half of 2001, we took $19.1 million, or $.57 per share, in after-tax restructuring charges associated with more than a dozen plant closures and the elimination of approximately 480 additional positions. Cash costs of this restructuring were approximately $10 million. To complete this ongoing restructuring program, in the first half of 2002 we expect to eliminate another 600 positions, while recording approximately $5 million, or $.30 per share, in after-tax charges. Net cash costs of the restructuring in 2002 are expected to be approximately $20 million with anticipated annual benefits of more than $40 million.

Research and Development, New Product
Development and Capital Expenditures

      At Milacron, we emphasize efficient investment in research and development and in new capital equipment in support of rapid new product introductions to enhance our growth and global competitive position. To this end, we invested $30.8 million, or 2.4% of sales, in R&D in 2001, compared to $34.4 million, or 2.2% of sales, in 2000.

     Because of depressed economic conditions, we reduced our investment in capital spending from $47 million in 2000 to $32 million in 2001. For 2002, we are currently estimating $30 million for capital additions.

Patents

      Milacron holds a number of patents pertaining to both plastics and metalworking technologies, none of which is material to either business segment.

Employees

      The average number of employees at Milacron was 10,416 people in 2001. Of these, 5,520 were outside the U.S. As of year-end 2001, our employment was 9,996 people.

Backlog

      The backlog of unfilled orders was $130 million at the end of 2001 and $181 million at the end of 2000. The decrease is due primarily to lower order levels for all types of plastics machinery in North America. The backlog at year-end 2001, substantially all of which is firm, is expected to be delivered in 2002.

Segment Information

      Segment and geographic information for the years ended December 31, 2001, 2000 and 1999 is included in the notes to Milacron’s consolidated financial statements on pages 45 through 47 of this Form 10-K.

Plastics Technologies Business

      Plastics Technologies Markets. The markets for plastics machinery and supplies have grown steadily over the past five decades, as plastics continue to replace traditional materials such as metal, wood, glass and paper in manufactured products. Plastics are increasingly the material of choice for packaging, cars, buildings and infrastructure, consumer goods, electronics, medical devices, housewares and appliances.

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

     Plastics Technologies Products. We believe Milacron is the broadest-line producer of machinery, mold bases, related tooling and supplies for plastics processing in the world. With 2001 sales of $662 million, our plastics technologies segment is organized around five major businesses:

Business	Product Lines

Ferromatik Milacron	Injection molding systems
Uniloy Milacron	Blow molding systems and molds
ExtrusionTek Milacron	Extrusion systems
D-M-E	Mold bases and related tooling
MRO	Aftermarket parts and supplies

     We offer full lines of equipment and systems for the three major methods of processing plastic: injection molding, extrusion and blow molding. Milacron is also a leading maker and supplier of durable goods such as mold bases and related tooling, components and supplies for the injection moldmaking industry, and we make complete molds for blow molding. We sell specialty auxiliary equipment for all types of plastics processing and we rebuild and retrofit older equipment manufactured by Milacron or others. We also have a growing presence as a provider of services and supplier of aftermarket MRO items for plastics processing.

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

     Plastics Technologies Geographic Sales. About 69% of our plastics technologies sales in 2001 went to customers in North America. European sales made up about 23% of the group’s total, with the remainder coming from Asia and the rest of the world. Prior to 2001, a trend toward an increasingly high percentage of sales in North America was exacerbated by weak or depressed overseas markets, the strong dollar and the resulting currency translation effects, the divestiture of our European extrusion systems business at the end of 1999 and increased sales associated with recent acquisitions of companies based in North America. From a transactional point of view, fluctuating currency exchange rates and the introduction of the euro have not caused any material changes in Milacron’s competitive position in the industry or in the operation of this group’s businesses.

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

     Our plastics technologies group maintains sales, marketing and customer service facilities in major cities across North America and Europe. In Asia, we have offices in India, Singapore, China and Malaysia and we also sell through a large network of joint venture sales and service offices in all major countries. A great number of D-M-E’s products are sold through catalogs and telemarketing. We are rapidly developing full e-business capabilities for Internet sales and distribution.

     Our service and parts organization, ServTek, provides a steady revenue stream and continues to grow worldwide. Through ServTek, we supplement our own service technicians with a network of independent providers for 24-hour response across North and South America and in a number of European countries.

     Plastics Technologies Customers. Our plastics technologies customers are involved in making a wide range of everyday products: from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras, cell phones, toothbrushes and razors; from milk bottles to outdoor furniture and toys. Discrete end-markets in order of 2001 sales were packaging, industrial components, construction, automotive and transport, custom molders, consumer goods and toys.

     Plastics Technologies Production Facilities. For the plastics technologies segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Ahmedabad, India	Injection molding machines
Batavia, Ohio	Injection machines, all-electric injection molding machines, blow molding machines, extrusion systems
Charlevoix, Michigan	Mold components
Corby, England	Injection molding components
Fulda, Germany	Mold components
Greenville, Michigan*	Mold base manufacturing
Lewistown, Pennsylvania	Mold components
Madison Heights, Michigan	Mold base components
Magenta, Italy*	Blow molding machines
Mahlberg, Germany	Mold components
Malterdingen, Germany	Injection molding machines
Manchester, Michigan	Blow molding machines
McPherson, Kansas*	Extrusion screws and barrels
Mechelen, Belgium	Mold components
Melrose Park, Illinois	Special mold base components
Mississauga, Ontario, Canada	Extrusion screws
Monterey Park, California	Special mold base components
Mt. Orab, Ohio	Plastics machinery parts
Neuenstadt am Kocher, Germany (1)	Special mold base components
Policka, Czech Republic	Blow molding machines
Windsor, Ontario, Canada	Machinery for mold bases
Youngwood, Pennsylvania	Mold bases and components

(1)	Closing in Quarter 1, 2002

*	Leased

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

Metalworking Technologies Business

       Metalworking Technologies Markets. Key markets for our tools and related supplies include the whole spectrum of metalworking industries, from auto, aircraft and machinery makers and job shops, to manufacturers of electronic and consumer goods and the construction and energy extraction businesses.

     During the past several decades, overall demand for metalworking products has grown at a rate approximating the growth of industrial production in both developing and mature economies around the world. Higher growth areas within the metalworking industries include the machining of special alloys and lightweight metals such as aluminum as well as components to build equipment to process silicon wafers, circuit boards and other materials used in the electronic and computer-related industries.

     Milacron’s metalworking technologies business participates in a $14 to $15 billion world market and consists almost entirely of consumables, durables and services. As such, demand for our products is generally directly proportional to levels of industrial production, although we specifically target higher-growth areas with each of our product lines. Factors affecting our customers’ production rates, and ultimately demand for our own products, include auto sales, consumer spending and confidence, interest rates, energy prices and currency exchange rates.

     Metalworking Technologies Products. We believe Milacron is the world’s broadest-line maker of tools and supplies for the metalworking industries. The group, whose sales in 2001 were $600 million, is organized around four basic businesses:

Business	Product Lines

Widia, Valenite	Carbide inserts, tool holders, die and wear parts, carbide rods
Round tools (many brands)	Carbide and high-speed steel drills, taps and end mills
Metalworking fluids (many brands)	Oil-based, water-soluble and synthetic metalcutting fluids, cleaning and forming fluids
Abrasives (many brands)	Resinoid, vitrified, super abrasive and synthetic grinding wheels

     The lines listed above represent over 150,000 different products. Milacron has established a leadership position in many new product technologies including synthetic lubri-

cants, use of ceramic and super abrasives, high-performance cutting tool coatings, and product designs using computer modeling. More than two thirds of this segment’s 2001 sales were consumable products, which are depleted during the metalworking process, offering us a continuous opportunity to sell replacement products to our customers.

     Metalworking Technologies Geographic Sales. About 53% of our metalworking technologies sales were to customers in North America in 2001, while another 34% were sold in Europe. The remaining sales were to Asia, primarily India, where we have the leading share of the carbide insert market. Over the past several years, the group has achieved substantial growth in European markets in local currencies but adverse currency translation effects – the result of a strong U.S. dollar – have reduced reported sales considerably. From a transactional point of view, fluctuating exchange rates and the introduction of the euro have not caused any material changes in Milacron’s competitive position in the industry or in the operation of this group’s businesses.

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

     Metalworking Technologies Customers. Our metalworking tools, abrasives and fluids are involved in making all kinds of products: from automotive power train parts to aluminum soft drink cans, from air conditioners and hair dryers to jet engines and bicycles, not to mention a variety of industrial components such as gaskets, seals, pumps and valves.

     Discrete end-markets for our metalworking technologies group in order of importance based on 2001 sales were: automotive and transportation, job shops, industrial machinery, industrial components, aerospace, consumer goods and toys, oil and primary metals and off-road equipment. The largest customer category, automotive and transportation, accounted for 34% of the group’s sales in 2001.

     Metalworking Technologies Production Facilities. For our metalworking technologies segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Altenburg, Germany *	Taps
Andrezieux, France	Carbide inserts
Bangalore, India	Carbide inserts, tool holders, carbide wear parts, special machine tools
Chisholm, Minnesota	High-speed steel drills
Cincinnati, Ohio	Metalworking fluids, precision grinding wheels
Corby, England *	Metalforming fluids
Detroit, Michigan (5 plants in metro area, of which 3*)	Carbide inserts, special steel products, gaging systems
Essen, Germany (2 plants)	Carbide inserts, metallurgical powders, carbide rods
Gainesville, Texas *	Tool holding systems for turning, milling and boring
Grenada, Mississippi *	Metalforming fluids
Hardenberg, The Netherlands	Carbide wear parts
Königsee, Germany *	High-speed steel drills and taps
Lichtenau, Germany	Tool holders
Livonia, Michigan *	Process cleaners, corrosion inhibitors, specialty products
Millersburg, Pennsylvania (2 plants)	End mills, taps, counterbores
Nogales, Mexico *	Resin grinding wheels
Patancheru, India	Mine tools
Pittsfield, Massachusetts (2 plants)	Carbide end mills
Sinsheim, Germany *	Special steel tooling
Sturgis, Michigan	Metalforming fluids
Ulsan, South Korea	Metalworking fluids
Vitoria, Spain	Brazed and insert carbide tooling
Vlaardingen, The Netherlands	Metalworking fluids

Facility Location	Products

West Branch, Michigan (2 plants)	Metallurgical powders, carbide rods, carbide wear parts
Westminster and Seneca, South Carolina (6 plants) (1)	Carbide and diamond inserts

(1)	Five of these plants will be consolidated into a new leased facility during 2002

*	Leased

     Metalworking Technologies Competition. While we have many competitors in metalcutting tools, we believe Milacron has the number-three share of the North American market and ranks third overall globally. Our competitors in metalworking fluids are large petrochemical companies and smaller companies specializing in similar fluids. There are a few large competitors in the North American grinding wheel market, one of which is significantly larger than Milacron. Principal competitive factors in these markets include market coverage, technology, performance, delivery, price and customer service.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During
Name and Age	Position	Last Five Years

Ronald D. Brown (48)	Chairman, President and Chief Executive Officer, Director	Elected Chairman, President and Chief Executive Officer in 2001. Prior thereto was President and Chief Operating Officer from 1999, Vice President — Finance and Administration and Chief Financial Officer from 1997 and Vice President — Finance and Chief Financial Officer from 1993. Has served as Director since 1999.
James R. Christie (56)	Group Vice President — Metalworking Technologies	Elected Group Vice President — Metalworking Technologies in February, 2000. Prior thereto was Vice President — Metalworking Technologies from 1997 and President of Valenite from 1993.
Harold J. Faig (53)	Group Vice President — Plastics Technologies	Elected Group Vice President — Plastics Technologies in 1994.
Barbara G. Kasting (49)	Vice President — Human Resources	Elected Vice President — Human Resources in 1997. Prior thereto was Assistant Treasurer from 1995 and Director of Treasury Operations from 1994.
Robert P. Lienesch (56)	Vice President — Finance and Chief Financial Officer	Elected Vice President — Finance and Chief Financial Officer in 1999. Also served as Treasurer until 2001. Elected Vice President and Treasurer in 1998. Prior thereto was Controller from 1989.
Hugh C. O’Donnell (50)	Vice President, General Counsel and Secretary	Elected Vice President, General Counsel and Secretary in 1999. Prior thereto was Corporate Counsel from 1992.
Jerome L. Fedders (58)	Controller	Elected Controller in 1998. Prior thereto was Group Controller, Plastics Technologies from 1994.
John C. Francy (37)	Treasurer	Elected Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998, Director of Treasury Operations from 1997 and Controller of Machine Tool Marketing Worldwide from 1995.

Notes:

   Parenthetical figure below name of individual indicates age at most recent birthday prior to December 31, 2001.

   There are no family relationships among the executive officers of the Registrant.

   Officers of the company are elected each year by the Board of Directors.

Item 2.   Properties

       We lease our corporate headquarters building from a third party. This building is located in Cincinnati, Ohio.

     The remaining information required by Item 2 is included in Part I on pages 7 through 9 of this Form 10-K.

Item 3.   Legal Proceedings

       In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
       The company’s common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 2002, there were approximately 4,495 holders of record of the company’s common shares. The company’s Preferred shares are not actively traded.

     The following table shows the price range of the common shares for 2000 and 2001, as reported by the New York Stock Exchange. Cash dividends of $.12 per common share were paid in each quarter of 2000 and the first three quarters of 2001. Cash dividends of $.01 per common share were paid in the fourth quarter of 2001. Our revolving credit facility (discussed on page 41 of this Form 10-K) currently limits the payment of cash dividends to $.01 per share beginning in the fourth quarter of 2001.

Common Stock Price Range

	High	Low

2000, quarter ended March 31	$15.78	$12.06
June 30	18.25	13.50
September 30	17.25	13.31
December 31	16.56	13.44
2001, quarter ended March 31	$22.94	$15.25
June 30	19.35	15.67
September 30	19.00	11.75
December 31	16.85	10.82

Item 6.   Selected Financial Data

(Dollars in millions,
except per-share amounts)	2001		2000		1999		1998		1997	1996	1995		1994	1993		1992

Summary of Operations
Sales	$1,262.7		$1,584.2		$1,624.7		$1,514.7		$1,438.7	$1,357.9	$1,240.3		$858.6	$674.4		$409.5
Earnings (loss) from continuing operations before nonrecurring items	(16.6)		73.4		70.9		75.4		69.1	53.8	49.2		31.2	16.7		6.9
Percent of sales	-1.3%		4.6%		4.4%		5.0%		4.8%	4.0%	4.0%		3.6%	2.5%		1.7%
Percent of average shareholders’ equity	-3.6%		15.1%		14.7%		15.9%		15.1%	15.0%	23.0%		22.1%	12.9%		5.2%
Nonrecurring items after tax	(19.1	)(a)	(1.1	)(b)	(.8	)(c)	—		—	—	(3.8	)(d)	—	(22.8	)(e)	—
Earnings (loss) from continuing operations	(35.7)		72.3		70.1		75.4		69.1	53.8	45.4		31.2	(6.1)		6.9
Per common share
Basic	(1.08)		2.06		1.90		1.93		1.74	1.42	1.33		.93	(.20)		.24
Diluted	(1.08	)(f)	2.06		1.89		1.91		1.72	1.41	1.32		.92	(.20	)(f)	.24
Earnings (loss) from discontinued operations	—		—		—		(33.9	)(g)	11.5	12.5	60.2	(g)	6.5	(39.3	)(g)	9.2
Per common share
Basic	—		—		—		(.87)		.29	.33	1.78		.19	(1.26)		.34
Diluted	—		—		—		(.86)		.29	.33	1.75		.19	(1.26	)(f)	.33
Net earnings (loss)	(35.7)		72.3		70.1		41.5		80.6	66.3	105.6		37.7	(101.9	)(h)	21.5 (h)
Per common share
Basic	(1.08)		2.06		1.90		1.06		2.03	1.75	3.11		1.12	(3.26)		.78
Diluted	(1.08	)(f)	2.06		1.89		1.05		2.01	1.74	3.07		1.11	(3.26	)(f)	.77

Financial Position at Year-End
Working capital	306.2		249.9		160.7		179.6		325.7	318.3	392.7		151.4	114.3		191.8
Property, plant and equipment-net	295.5		305.5		323.2		350.9		343.1	319.1	265.5		198.8	184.0		121.1
Total assets	1,512.3		1,464.9		1,536.7		1,557.1		1,392.5	1,336.3	1,173.7		787.6	729.6		578.9
Long-term debt	513.3		382.6		298.1		335.7		304.2	301.9	332.2		143.0	107.6		154.4
Total debt	603.6		476.6		522.8		520.9		371.7	372.8	355.8		226.9	185.2		175.6
Shareholders’ equity	434.9		484.4		490.9		476.6		471.9	446.2	270.7		157.8	124.1		134.4
Per common share	12.80		14.37		13.18		12.45		11.77	11.06	7.72		4.50	3.53		4.67

Other Data
Dividends paid to common shareholders	12.4		16.8		17.9		18.8		16.8	13.4	12.3		12.2	11.6		10.0
Per common share	.37		.48		.48		.48		.42	.36	.36		.36	.36		.36
Capital expenditures	31.6		47.0		47.3		81.4		79.5	65.2	52.3		43.0	23.4		17.6
Depreciation and amortization	59.2		58.4		58.3		57.4		53.7	50.9	43.6		28.6	26.1		20.9
Backlog of unfilled orders at year-end	129.8		181.3		242.9		246.5		195.6	212.2	226.7		169.7	118.7		69.7
Employees (average)	10,416		10,922		11,758		10,993		10,450	10,466	8,840		5,812	4,427		3,042

(a)	Represents restructuring costs of $30.4 million ($19.1 million after tax).
(b)	Represents a gain of $1.5 million ($.8 million after tax) on the sale of the company’s industrial magnets business and restructuring costs of $2.7 million ($1.9 million after tax).
(c)	Represents a gain of $13.1 million ($10.1 million after tax) on the sale of the company’s European plastics extrusion systems business and restructuring costs of $16.2 million ($10.9 million after tax).
(d)	Represents a gain of $5.0 million ($4.0 million after tax) on the sale of the company’s American Mine Tool business and a charge of $9.8 million ($7.8 million after tax) for the integration of certain Widia and Valenite operations.
(e)	Represents a charge of $22.8 million (with no current tax effect) for the disposition of the company’s Sano business.
(f)	For 2001 and 1993, diluted earnings per common share is equal to basic earnings per share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.
(g)	In 1998, includes a loss of $45.9 million ($35.2 million after tax) on the sale of the company’s machine tools segment. In 1995, includes a gain of $66.0 million ($52.4 million after tax) on the sale of the company’s Electronic Systems Division. In 1993, includes a charge of $47.1 million (with no current tax effect) for the consolidation of U.S. machine tool manufacturing operations.
(h)	In 1993, includes an after-tax extraordinary charge of $4.4 million, or $.14 per common share, for loss on early extinguishment of debt and an after-tax charge of $52.1 million, or $1.66 per common share, for the cumulative effect of changes in methods of accounting. In 1992, includes an extraordinary tax benefit from loss carryforward of $5.4 million, or $.20 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Milacron operates in two business segments: plastics technologies and metalworking technologies.

Acquisitions

      In July, 1999, we acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supply Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastics processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

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

     In May, 2000, we acquired Akron Extruders, Inc., a single-screw plastics extrusion manufacturer which had annual sales of approximately $5 million as of the acquisition date. The manufacture of Akron Extruders’ lines of single-screw extruders and replacement barrels and screws has been moved to our principal U.S. plastics machinery facility near Cincinnati, Ohio.

     In October, 2000, we acquired Ontario Heater and Supply Company and Rite-Tek Canada (Rite-Tek), two Canadian companies that specialize in the distribution of maintenance, repair and operating supplies for the plastics processing industry. Rite-Tek also manufactures heater bands used in plastics processing. The combined sales of the two companies were approximately $5 million per year as of the date of the acquisitions.

     In April, 2001, we acquired Progress Precision, a Canadian manufacturer of barrels and screws and provider of related services for plastics extrusion, injection molding and blow molding. Progress Precision has annual sales of approximately $2 million.

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

     With the exception of Producto, Oak and the Micro Carbide product line, all of the acquisitions that took place in 1999 through 2001 are included in the plastics technologies segment. All of the acquisitions were financed through available cash and bank borrowings and have been accounted for under the purchase method of accounting.

Divestitures of Businesses

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

     In September, 2000, we completed the sale of our German-based industrial magnets business, Widia Magnet Engineering, for approximately $14 million and recorded a pretax gain of $1.5 million ($.8 million after tax). For the first nine months of 2000, Widia Magnet Engineering, which manufactures and sells both soft and permanent magnets, had new orders and sales of $25 million and $26 million, respectively. The business was included in the acquisition of Widia GmbH in 1995 and was sold to redeploy assets to other businesses.

Presence Outside the U.S.

      In recent years, Milacron’s growth outside the U.S. has allowed it to become more globally balanced. For 2001, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 28%; Asia 8%; Canada and Mexico 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2001, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in 2000. As a result, Milacron experienced unfavorable translation effects on new orders and sales of $21 million. The strength of the euro also adversely affected consolidated earnings before interest and taxes by $2 million in 2001 and more than $3 million in 2000.

     Between December 31, 2000 and December 31, 2001, the euro weakened slightly against the dollar which resulted in a $1 million reduction in consolidated shareholders’ equity due to unfavorable foreign currency translation adjustments.

     If the euro should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Significant Accounting Policies and Judgments

       The consolidated financial statements discussed herein have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to Milacron’s reported financial position and results of operations. Additional accounting policies are described in the note captioned “Summary of Significant Accounting Policies” on pages 30 through 32 of this Form 10-K, which should be read in connection with the discussion that follows. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes the estimates used in the preparation of the consolidated financial statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

      At December 31, 2001, Milacron had significant deferred tax assets related principally to U.S. and non-U.S. net operating loss and tax credit carryforwards and to expenses that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. At December 31, 2001, we had provided valuation allowances against certain of these assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — is generally contingent on the generation of taxable income and the reversal of deferred tax liabilities in the future. In determining the need for valuation allowances, management considers its three year internal operating plans, which are based on the current economic environment, management’s best estimate of future economic conditions in the countries in which the company operates, and the effect of potential economic changes on the company’s various operations. If management’s current estimates and the related assumptions change in the future, Milacron may be required to record new valuation allowances or increase the allowances that are already recorded which would result in additional income tax expense in the period of the change. Conversely, reductions of valuation allowances as a result of changes in estimates or assumptions would have a beneficial effect on Milacron’s provision for income taxes.

     At December 31, 2001, Milacron had a U.S. net operating loss carryforward of $23.8 million, which expires in 2021, and related federal, state and local deferred tax assets of $11.9 million. No valuation allowances have been provided with respect to these assets because management believes the net operating loss carryforwards will be fully utilized prior to their expiration. This judgment is based on the expectation of increased U.S. industrial production and capital spending in the latter part of 2002 and on the significant reductions in Milacron’s cost structure that have been achieved in recent years and that will be achieved through the restructuring programs that began in 2001 (see Restructuring Costs).

     At December 31, 2001, Milacron had non-U.S. operating loss carryforwards — principally in Germany — totaling $169.7 million and related deferred tax assets of $56.6 million. Valuation allowances totaling $18.6 million have been provided with respect to these assets. Management believes that it is more likely than not that portions of the net operating loss carryforwards in Germany and other jurisdictions will be utilized. However, the magnitude of the carryforwards in those countries makes it impossible to conclude at this time that no valuation allowances are required.

Accounts Receivable and Inventory Reserves

      Milacron’s internal accounting policies require that each of its operations maintain appropriate reserves for uncollectible receivables and inventory obsolescence in accordance with generally accepted accounting principles. Because of the diversity of Milacron’s customers and product lines, the specific procedures used to calculate these reserves vary by location but must conform to company guidelines. Reserves are required to be reviewed and adjusted as necessary on a quarterly basis.

     Allowances for doubtful accounts are generally established using specific percentages of the gross receivables amounts based on their age as of a particular balance sheet date. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable have averaged $3.1 million during the last three years. While management believes that the company’s reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of Milacron’s major customers could result in the need for additional reserves in the future.

     Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. These calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2001, Milacron recorded new inventory obsolescence reserves totaling $12.9 million and utilized $5.0 million of such reserves in connection with the disposal of obsolete inventory. Management believes that Milacron’s reserves are appropriate in light of its historical results and its assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.

Impairment of Property, Plant and Equipment and Goodwill

      Milacron reviews the carrying values of its long-lived assets and goodwill annually. In 2001 and prior years, these reviews were conducted by comparing the estimates of undiscounted future cash flows that are included in Milacron’s three year internal operating plans to the carrying values of the related assets. No growth in operating cash flows beyond the third year is assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts.

     In 2001, Milacron reviewed the aggregate carrying values of selected groups of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 14 years and that the weighted-average recovery period is approximately 28% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2001.

     The 2001 review for goodwill impairment was conducted as of September 30, 2001, using recorded balances and cash flow projections as of that date. This review did not reveal any instances in which an impairment charge was required based on the methodology described above. The maximum period of time to recover the carrying value of recorded goodwill through undiscounted cash flows was determined to be approximately 12 years and the weighted-average recovery period was approximately 18% of the average remaining amortization period. However, effective January 1, 2002, Milacron will adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This recently issued standard requires that goodwill be tested for impairment annually using probability-weighted cash flows discounted at market interest rates. As described more fully in the notes to the consolidated financial statements and in the section of this Management’s Discussion and Analysis captioned “Future Change in Method of Accounting,” the change from the undiscounted cash flow methodology described above to the use of discounted future cash flows will result in a significant non-cash charge for goodwill impairment that will be recorded as the cumulative effect of a change in method of accounting. It is expected that this charge will be recorded when the actual amount is determined around the middle of 2002, retroactive to January 1, 2002.

Insurance Reserves

      Through its wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), Milacron is primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain domestic employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to Milacron. Exposure for general and product liability claims is subject to reinsurance coverage and excess liability coverage. Worker’s compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2001, MAL had reserves for known claims and incurred but not reported claims under all coverages totaling $25.5 million. This amount is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date.

     MAL’s reserves are established based on known claims and management’s best estimates of the ultimate exposures thereunder and on estimates of the cost of incurred but not reported claims. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted quarterly based on all evidence available as of the respective balance sheet dates. While the ultimate amount of MAL’s exposure to claims is dependent on future events that cannot be predicted with certainty, management believes that the recorded reserves are adequate in the circumstances. However, claims in excess of the recorded amounts may adversely affect earnings in the future when additional evidence becomes available.

Pensions

      Milacron maintains defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for U.S. employees, which is also the only major plan that is funded. In 2001, Milacron recorded pension income of $10.1 million related to this plan and expense of $12.0 million for the other plans.

     The most significant factor in determining the amount of income recorded for the funded U.S. plan is the expected long-term rate of return on plan assets. In 2001 and in several preceding years, Milacron has used an expected long-term rate of return of 9 1/2% and expects to use this rate again in 2002. Despite the loss incurred in 2001, over the last ten years the assets of the funded U.S. plan have earned in excess of 9 1/2% and management therefore believes that this rate continues to be appropriate.

     In determining the amount of pension income to be recognized, the expected long-term rate of return that is discussed above is applied to a calculated value of plan assets which recognizes changes in fair value over a three year period. This practice has the effect of reducing year-to-year volatility in recorded pension income. However, recognition of the remainder of the 2001 loss will have the effect of reducing the return on plan assets component of Milacron’s pension income in 2002 and 2003, in both cases in relation to 2001. Moreover, additional asset-related losses in 2002 and beyond would possibly require management to reduce the expected long-term rate of return from the current 9 1/2% to a lower amount, a change that would also reduce the amount of income in the future. Conversely, asset returns in excess of 9 1/2% in future years could conceivably result in the use of a higher rate which would have the effect of increasing pension income.

2001 Compared to 2000

New Orders and Backlog

      Consolidated new orders in 2001 were $1,224 million, a decrease of $329 million, or 21%, in relation to orders of $1,553 million in 2000. Unfavorable currency effects and the sale of the industrial magnets business (see Divestitures of Businesses) contributed $46 million to the decrease. Excluding these factors, consolidated orders decreased by more than 18%. Orders for both segments were penalized by low rates of industrial production in North America. Orders for plastics processing machinery were also penalized by depressed levels of capital spending, a trend that can be expected to continue for all or most of 2002. While order levels in Europe generally decreased to a lesser degree than in North America, economic conditions in that region began to soften in the latter part of the year.

     Orders for plastics technologies products totaled $629 million for 2001, a decrease of $206 million, or 25%, in relation to 2000. In North America, orders for injection molding machines and extrusion systems decreased by approximately 40% due to low levels of industrial production and significantly reduced capital spending. Orders for injection molding machines also decreased in Europe but to a lesser degree. European orders for Uniloy blow molding systems approximated the level achieved in 2000 but remained at depressed levels, while in North America, orders for Uniloy systems decreased by more than 25%. Orders for D-M-E mold bases and components increased in Europe due to the acquisitions of EOC and Reform (see Acquisitions). However, orders for D-M-E products in North America decreased by more than 20% due to low levels of industrial production and capacity utilization in the plastics processing industry.

     In the metalworking technologies segment, orders for 2001 totaled $594 million compared to $717 million in 2000. This represents a decrease of $123 million, or 17%, that was due in part to the sale of the industrial magnets business, which had contributed $25 million of orders in 2000, and to the strength of the U.S. dollar in relation to the euro and other currencies. Excluding the divestiture and currency effects, orders decreased by 12% in relation to 2000. All of the segment’s businesses experienced reduced order levels in North America due to low production levels in the metalworking industry. The most significant decreases occurred in the Valenite metalcutting tools business due in part to lower levels of automotive production and in the round metalcutting tools business due to lower demand from the aerospace industry. In Europe, orders for Widia metalcutting tools increased both in local currencies and as measured in U.S. dollars despite adverse currency effects.

European orders for metalworking fluids approximated the level achieved in 2000.

     Consolidated U.S. export orders totaled $101 million in 2001 compared to $124 million in 2000. The decrease resulted principally from lower export orders for Valenite products and Uniloy blow molding machinery.

     Milacron’s backlog of unfilled orders totaled $130 million at December 31, 2001, compared to $181 million at December 31, 2000. The decrease is due primarily to lower order levels for all types of plastics machinery in North America.

Sales

      Consolidated sales in 2001 were $1,263 million, a decrease of $321 million, or 20%, in relation to $1,584 million of sales in 2000. Adverse currency effects of $21 million and the sale of the industrial magnets business accounted for approximately 15% of the decrease. The remainder resulted principally from the low levels of industrial production in North America, the related decrease in capital spending and, to a lesser degree, a softening in economic conditions in Europe in the latter part of the year.

     Sales of the plastics technologies segment were $662 million in 2001 compared to $874 million in 2000, a decrease of $212 million, or 24%. The most significant decreases occurred in the segment’s North American injection molding machine and extrusion systems businesses, where sales decreased by more than 40%. Sales of Uniloy blow molding systems also decreased in North America but to a somewhat lesser degree, as did shipments of injection molding machines in Europe. As was the case for new orders, European sales of blow molding equipment held steady in relation to 2000 but remained at low levels due to the restructuring and reorganization of Uniloy’s Italian operations (see Margins, Costs and Expenses). In the aggregate, worldwide sales of plastics processing machinery in 2001 decreased by 50% to 60% in relation to 2000 due to lower production levels and reduced capital spending. Order levels and shipments of Milacron’s machinery products can be expected to remain at low levels until the overall economy begins to recover, possibly later in 2002. We expect that increases in demand for our capital goods, however, will probably trail the general improvement in business conditions by a quarter or two. In the segment’s non-machinery businesses, sales of D-M-E products decreased in North America due to low levels of capacity utilization and industrial production. Shipments of D-M-E products increased in Europe due to the contributions of EOC and Reform while worldwide sales of MRO (maintenance, repair and operating) supplies approximated the level achieved in 2000.

     Sales of the metalworking technologies segment were $600 million in 2001, a decrease of $110 million in relation to $710 million in 2000. The absence of the industrial magnets business and adverse currency effects accounted for more than one third of the decrease. Excluding these factors, sales decreased by 10% in relation to 2000. In North America, sales of the segment’s metalcutting products — carbide inserts and tool holders, round tools and grinding wheels — all decreased in relation to 2000 due to significantly lower levels of industrial production. The largest decrease occurred in the Valenite metalcutting tools business due in part to reduced automotive production. U.S. dollar shipments of Widia products in Europe increased by almost 7% despite $6 million of adverse currency effects that resulted from the comparative weakness of the euro. Shipments of metalworking fluids decreased in North America but held steady in relation to 2000 in Europe.

     Consolidated U.S. export sales were $109 million in 2001 compared to $133 million in 2000. Reduced export shipments of injection molding machines, Uniloy blow molding systems and Valenite products were the principal reason for the $24 million decrease.

     Sales of both segments to non-U.S. markets, including exports, totaled $583 million in 2001, compared to $613 million in 2000. The decrease was caused principally by adverse currency effects, the sale of the industrial magnets business and reduced export shipments. For 2001 and 2000, products manufactured outside the U.S. approximated 42% and 36% of sales, respectively, while products sold outside the U.S. approximated 46% and 39% of sales, respectively.

Margins, Costs and Expenses

      Excluding restructuring costs related to product line discontinuation and other adjustments of inventory carrying values totaling $3.6 million, our consolidated manufacturing margin in 2001 was 19.6% compared to 25.9% in 2000. Including restructuring costs, manufacturing margins for 2001 were 19.3%. Low sales volume and the related underabsorption of manufacturing costs penalized the margins of both segments, especially in the second half of the year. As discussed below, problems arising from the reorganization of Uniloy’s Italian operations also penalized the margins of the plastics technologies segment. In addition, increases in the prices of certain raw materials used in the production of carbide metalcutting tools adversely affected the margins and profitability of the metalworking technologies segment for much of 2001. However, prices for these materials decreased somewhat late in the year.

     In response to the general economic slowdown, we have continued to reduce production to meet lower levels of demand and implemented increasingly stringent cost reduction measures throughout our operations. In the first two quarters of 2001, we eliminated approximately 750 positions in North America in response to low order and shipment levels. During the third and fourth quarters, we announced plans to further reduce our cost structure and break-even point by consolidating a number of smaller manufacturing facilities and further reduce general overhead levels (see Restructuring Costs). These actions in 2001 are in addition to the programs to improve operating efficiency that were initiated in 1999 and substantially completed in 2000. We are also making structural improvements in the way we run our businesses, including the use of “Six Sigma” and lean manufacturing techniques throughout our operations to reduce cycle times and working capital requirements.

     As discussed more fully in the section of this Management’s Discussion and Analysis captioned “Restructuring Costs,” during 2001 the company completed an eighteen month long reorganization and restructuring of Uniloy Europe at a total cost of $5.5 million. Due to the complexities of closing two manufacturing plants, including the relocation of employees, inventory and productive assets, we recorded an additional nonrecurring, non-cash charge of $4.6 million related to the writedown of certain assets in the fourth quarter of 2001.

     For 2001, total selling and administrative expense decreased in amount in relation to 2000 due to a decrease in variable selling expenses that resulted from lower sales volume and from the aggressive cost reduction measures implemented in recent years. As a percentage of sales, however, selling expense increased from 14.2% to 17.0% due in part to increased expense for bad debts. Administrative expense decreased by almost 15% due principally to the benefits derived from the aforementioned cost reduction programs.

     Other expense-net totaled $10.8 million in 2001 compared to $5.8 million in 2000. The amount for 2001 includes a pretax gain of $2.6 million ($1.6 million after tax) on the sale of surplus real estate, while the amount for 2000 includes $8.3 million of revenue from the licensing of patented plastics processing technology.

     For 2001, net interest expense increased modestly as the beneficial effects of lower short-term interest rates were offset by higher average debt levels.

Restructuring Costs

      In 1999, we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. These actions had the effect of reducing pretax earnings in 2000 by $2.7 million ($1.9 million after tax).

     In September, 1999, we announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy at a cost of $5.5 million including a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The remainder of the cost of the consolidation was charged to expense as incurred, including $.5 million in 2000.

     In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The cost of implementing the plan was originally expected to be $20.8 million, of which $16.0 million was charged to earnings in the fourth quarter of 1999. However, lower than anticipated costs for employee, inventory and equipment relocation and for severance and other termination benefits reduced the actual cost to $18.2 million. The remainder of the total cost of the plan of $2.2 million was charged to expense as incurred in 2000.

     As discussed more fully in the notes to the consolidated financial statements, in the third and fourth quarters of 2001, Milacron’s management formally approved plans to consolidate additional operations and further reduce the company’s cost structure. Implementation of these plans is expected to result in pretax charges to earnings of approximately $33.2 million. Of the total expected cost of the plans, $27.0 million was recorded in 2001, including reserves totaling $18.2 million for employee termination benefits and facility exit costs. The amount for 2001 also includes $.5 million for supplemental early retirement benefits that will be funded through the company’s principal U.S. pension plan and $3.6 million for product line discontinuation and certain other inventory write downs in both segments. The remaining $10.9 million of the expected total cost of the plans is being charged to expense as incurred, including $4.7 million in 2001 and $6.2 million in 2002.

     As approved by management, the 2001 plans involve the closure of twelve manufacturing facilities in North America, including five smaller South Carolina facilities that will be consolidated in a new leased facility. The plans also entail the elimination of several warehousing, sales and administrative locations worldwide. The consolidation and overhead reductions will result in the elimination of approximately 1,000 manufacturing and administrative positions, principally in the U.S. and Europe. The net cash cost of implementing the plans is expected to be approximately $25.5 million, of which $9.4 million was spent in 2001. Substantially all of the remainder is expected to be spent in the first half of 2002.

     Completion of the plans is expected to result in annual cost savings of more than $40 million which began to phase-in during the fourth quarter of 2001 and which are expected to be fully realized in 2003.

     During 2001, the company’s management also approved a plan to integrate the operations of EOC and Reform with D-M-E’s existing European mold base and components business at a total cost of approximately $6.6 million. Of this amount, $2.1 million relates to reserves for employee termination benefits and facility exit costs that are being recorded in the allocation of the EOC and Reform acquisition costs. The remaining $4.5 million is being charged to expense, including $3.4 million in 2001. The plan involves the consolidation of the manufacturing operations of five existing facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 160 manufacturing and administrative positions. Of the total cost of the plan, $3.2 million relates to the newly-acquired EOC and Reform businesses, including the $2.1 million of reserves that are discussed above. An additional $1.1 million related to EOC and Reform is being charged to expense as incurred, including $.6 million in 2001. As it relates to D-M-E, the total cost of the plan is expected to be $3.4 million, including reserves of $2.5 million for termination benefits and facility exit costs that were charged to expense in 2001. Additional costs related to D-M-E totaling $.9 million are being expensed as incurred, including $.3 million in 2001 and $.6 million in 2002.

     The total cash cost of the consolidation plan is expected to be approximately $6.5 million, of which $1.0 million was spent in 2001.

     In total, Milacron recorded restructuring charges of $30.4 million in 2001, including $3.4 million for the EOC and Reform integration and $27.0 million for the other actions that are discussed above. An additional $7.3 million will be expensed in 2002. The total cash cost of the restructuring actions in 2001 was $10.4 million. Additional spending in 2002 will total approximately $20 million.

Earnings (Loss) Before Income Taxes and Minority Shareholders’ Interests

      For 2001, Milacron’s loss before income taxes and minority shareholders’ interests was $80.3 million compared to earnings of $100.7 million in 2000. The amount for 2001 includes restructuring costs of $30.4 million compared to $2.7 million in 2000. Excluding restructuring, Milacron’s 2001 pretax loss was $49.9 million. The same factors that caused the significant reductions in order levels and sales — low levels of industrial production and significantly lower levels of capital spending in the plastics processing industry — were the principal reasons for the adverse comparison to 2000.

Income Taxes

      During 2001, Milacron recorded a net benefit related to income taxes due to the combined effects of operating losses in the U.S. and a favorable effective tax rate for non-U.S. operations. The losses incurred by our U.S. operations resulted in tax benefits based on the federal statutory rate and the company’s effective tax rate for state and local tax purposes, in both cases adjusted for permanent differences and applicable credits. The favorable tax rate for non-U.S. operations was due in part to adjustments of valuation allowances in Germany (as discussed below). Such adjustments offset provisions for income taxes at statutory rates in other profitable non-U.S. jurisdictions. The consolidated effective tax rate also benefited from a favorable ruling from a non-U.S. taxing authority and the resolution of tax contingencies in other jurisdictions.

     Milacron entered both 2001 and 2000 with significant net operating loss carryforwards in certain jurisdictions, along with valuation allowances against the carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a “more likely than not” assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. Milacron’s effective tax rate for 2000 was less than the federal statutory rate due principally to such adjustments of valuation allowances and to favorable rulings from various taxing authorities.

Net Earnings (Loss)

      For 2001, Milacron had a net loss of $35.7 million, or $1.08 per share (diluted), compared to net earnings of $72.3 million, or $2.06 per share (diluted), in 2000. The 2001 loss includes after-tax restructuring costs of $19.1 million, or $.57 per share. In 2000, after-tax restructuring costs were $1.9 million, or $.05 per share. Excluding restructuring, Milacron’s loss for 2001 was $16.6 million, or $.51 per share, compared to earnings of $74.2 million, or $2.11 per share, in 2000.

Future Change in Method of Accounting

      As described more fully in the notes to the consolidated financial statements, Milacron will adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized but rather are reviewed annually for impairment. Application of the standard’s nonamortization provisions is expected to result in an in-

crease in annual pretax earnings of approximately $13 million ($9 million after tax) beginning in 2002.

     During 2002, Milacron will complete the transitional reviews of the recorded balances of goodwill and certain other intangible assets as of January 1, 2002 that are required by SFAS No. 142. Based on our preliminary evaluations, these reviews are expected to result in a non-cash pretax goodwill impairment charge of between $180 million and $210 million ($140 million and $165 million after tax). This charge will be recorded as the cumulative effect of a change in method of accounting when the actual amount is determined around the middle of 2002, retroactive to January 1, 2002.

2000 Compared to 1999

New Orders and Backlog

      Consolidated new orders in 2000 were $1,553 million, a decrease of $56 million, or 3.5%, in relation to 1999. In 1999, consolidated new orders included $63 million related to our European extrusion systems business that was sold in December of that year. The sale of our German-based industrial magnets business in September, 2000, also had the effect of reducing new orders by $5 million in relation to 1999, while acquisitions contributed an incremental $17 million. Excluding acquisitions and divestitures, consolidated orders were essentially flat in relation to 1999. Foreign currency exchange rate fluctuations had the effect of reducing orders for the year by $60 million. Excluding currency and the acquisition and divestiture effects, orders for the year increased by more than 3%.

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

     Sales of both segments to non-U.S. markets totaled $613 million in 2000, a decrease of $102 million that was due principally to currency effects and the aforementioned divestitures. In 2000 and 1999, products manufactured outside the U.S. approximated 36% and 40% of sales, respectively, while products sold outside the U.S. approximated 39% of sales in 2000 and 44% in 1999.

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

     The total cost of the plan, which was initiated in the fourth quarter of 1999 and which was completed in 2001, was originally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations since the acquisition date and lower than expected costs to relocate inventory and equipment had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.5 million, including $.7 million that was charged to expense as incurred. Of the latter amount, $.5 million was expensed in 2000. The remainder of the total cost of the consolidation was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations had the effect of reducing it by $.9 million, including $.2 million in 2000. Charges against the reserve in 2000 were $2.5 million.

     The total cash cost of the consolidation is ultimately expected to be approximately $3 million, which is net of the expected proceeds from the sale of two facilities in Italy, one of which was sold in 2000. The consolidation reduced revenues in 2000 but did not adversely affect revenues by the second half of 2001. Completion of the consolidation has resulted in annual pretax cost savings of approximately $3 million, which began to phase-in during the second quarter of 2000.

     In December, 1999, we initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The actions included in the plan involved both segments’ operations in North America and Europe. The plan involved the closure of four smaller manufacturing facilities, the operations of which were transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide, substantially all of which had been eliminated as of December 31, 2000. The cost of implementing the plan was originally expected to be $20.8 million. However, as a result of lower than expected costs for employee, inventory and equipment relocation and — to a significantly lesser degree — lower severance and other termination benefits, the total cost was $18.2 million, including $16.0 million in 1999 and $2.2 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. Charges against this reserve in 2000 totaled $11.4 million. Foreign currency exchange rate fluctuations had the effect of reducing the reserve by an additional $.8 million. In addition, excess reserves for employee termination benefits and facility exit costs totaling $.3 million were reversed in the third and fourth quarters of 2000. The total cost of the plan also included 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $2.7 million for additional costs that were charged to expense as incurred. Of the latter amount, $2.5 million was expensed in 2000.

     The total cash cost of the plan, including capital expenditures of $3.6 million, was approximately $15.3 million, most of which was expended in 2000. Completion of the plan has resulted in annual pretax cost savings of more than $20 million, which phased-in during 2000 and which were fully realized in 2001.

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

     Milacron entered both 2000 and 1999 with sizable net operating loss carryforwards in certain non-U.S. jurisdictions, along with valuation allowances against the carryforwards and other deferred tax assets. We review valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. This is done for the purpose of reaching conclusions regarding the future realization of deferred tax assets. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect our effective tax rate.

     Our effective tax rate for 2000 was 25% compared to 27% in 1999. The rate for 2000 is lower than the U.S. federal statutory rate due principally to the reversal of valuation allowances in certain jurisdictions and the adjustment of income tax reserves to more accurately reflect actual expected liabilities as a result of favorable rulings and resolutions from various taxing authorities. These benefits were partially offset by the downward adjustment of the carrying value of our net deferred tax assets in Germany to a lower rate as a result of a tax law change in that country. Adjustments of valuation allowances did not have a material effect on the effective tax rate for 1999. However, the effective rate was lower than the U.S. federal statutory rate primarily as a result of tax reserve adjustments.

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

Market Risk

Foreign Currency Exchange Rate Risk

      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At December 31, 2001, Milacron had outstanding forward contracts totaling $2.8 million compared to $14.3 million at December 31, 2000. The annual potential loss from a hypothetical 10% adverse change in foreign currency exchange rates on Milacron’s foreign exchange contracts at December 31, 2001 or December 31, 2000, would not materially affect the company’s consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

      At December 31, 2001, Milacron had fixed interest rate debt of $228 million, including $115 million of 8 3/8% Notes due May 15, 2004, and €115 million ($104 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $376 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 2000, fixed rate debt totaled $227 million, and floating rate debt totaled $250 million. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $2.1 million at December 31, 2001, and $2.4 million at December 31, 2000.

Liquidity and Sources of Capital

       At December 31, 2001, Milacron had cash and cash equivalents of $110 million, representing an increase of $69 million in relation to December 31, 2000.

     In 2001, operating activities provided $13 million of cash compared to $96 million of cash provided in 2000. The amount for 2001 includes the negative effects of a $25 million reduction in the amount of accounts receivable sold under our receivables purchase agreement whereas sales of additional receivables provided $10 million of cash in 2000. In 2001, cash flow from operations benefited from reductions in accounts receivable that resulted from lower sales volume and significant reductions in inventories that were achieved through our working capital reduction plan. These effects were partially offset by reductions in trade payables and other current liabilities that were related to lower production volumes.

     In 2001, investing activities resulted in a $54 million use of cash, including $29 million for acquisitions and $32 million for capital expenditures. Investing activities used $33 million of cash in 2000, including $47 million for capital additions and $7 million for acquisitions. Together, the proceeds from the sale of the industrial magnets business and the disposal of surplus property, plant and equipment provided $21 million of cash in 2000.

     During 2001, financing activities provided $111 million of cash compared to $101 million of cash used in 2000. In 2001, net additional borrowings provided $128 million of cash which was partially offset by net common share repurchases of $8 million. The amount for 2000 includes $48 million for common shares repurchases and $151 million for repayments of debt, including $100 million for the repayment of 7 7/8% Notes due May 15, 2000 using the proceeds from a €115 million ($110 million) Eurobond debt offering that was completed on April 6, 2000. Dividends of $13 million and $17 million were paid in 2001 and 2000, respectively.

     In the first quarter of 2000, Milacron’s Board of Directors authorized the repurchase of up to four million common shares on the open market. During 2000, we repurchased 3.3 million shares under this authorization. An additional .2 million shares were repurchased during 2001 bringing the total to 3.5 million. No additional repurchases are planned at this time.

     As of December 31, 2001, Milacron’s current ratio was 1.9, compared to 1.6 at December 31, 2000.

     Total shareholders’ equity was $435 million at December 31, 2001, a decrease of $49 million from December 31, 2000. The decrease resulted principally from the net loss incurred during the year. The ratio of total debt to total capital (debt plus equity) was 58% at December 31, 2001 compared to 50% at December 31, 2000.

     The company’s debt and lease obligations for 2002 and beyond are shown in the table that follows.

Debt and Lease Obligations

					After
(In millions)	2002	2003	2004	2005	2005

Long-term debt	$4.8	$3.3	$116.5	$104.7	$14.5
Revolving credit facility	23.2	—	—	303.1	—
Other lines of credit	17.0	—	—	—	—

Total debt obligations	45.0	3.3	116.5	407.8	14.5
Operating leases	18.6	14.7	12.5	7.9	33.3

Total debt and lease obligations	$63.6	$18.0	$129.0	$415.7	$47.8

     Note: For 2002, the above table excludes $28.8 million of borrowings under the revolving credit facility and $16.5 million of borrowings under other lines of credit that the company may, but is not currently obligated to, repay in

2002. These amounts are included in current liabilities in the Consolidated Balance Sheet at December 31, 2001. The table also excludes contingent liabilities of up to $25.9 million related to sales of receivables and loan guarantees.

     Our ability to satisfy our 2002 obligations and our other liquidity needs is a function of a number of factors, the most important of which include: our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our receivables purchase agreement, the cash cost of our restructuring program and our cash flow from operating activities.

     We began 2002 with cash and cash equivalents of approximately $110 million.

     At December 31, 2001, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $476 million, including a $335 million committed revolving credit facility. At December 31, 2001, $333 million was drawn against the facility, including outstanding letters of credit of $7 million. The facility matures in June, 2005. The facility limits the payment of cash dividends and imposes certain restrictions on, among other things, share repurchases, capital expenditures and cash acquisitions. The facility also includes a number of financial covenants. At December 31, 2001, Milacron was in compliance with these covenants.

     Effective March 14, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including suspension of the leverage test (ratio of net debt to EBITDA, in both cases as defined below) for the first two quarters of 2002. Under the terms of the amended agreement, the maximum borrowing under the facility reduces from $335 million to $325 million at June 15, 2002 and $310 million at December 31, 2002. The amended agreement includes a number of financial and other covenants, including those which require Milacron to achieve specified minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) and maintain certain ratios of net debt (debt less cash and cash equivalents) to EBITDA and limit the incurrence of new debt. If the amended facility had been in effect as of January 1, 2002, in addition to the $110 million of cash and cash equivalents, the company would have been able to borrow approximately $2 million in additional funds under the facility and up to $68 million from other lines of credit. The facility also allows for over $40 million of additional indebtedness from other sources.

     For 2002, the company’s significant cost cutting actions coupled with an expected modest, gradual improvement in business conditions cause the company to believe that operating earnings will increase, which should allow us to continue to meet the covenants. However, if unforeseen market conditions develop or the company is otherwise unable to meet the covenants, it is possible that it would not be in compliance. In that event, we would attempt to renegotiate the covenants with the bank group to assure compliance. However, our lenders’ actions are not controllable by us and if the renegotiations were not successful, the company could be placed in default under the agreement, which would allow the lenders to declare the outstanding borrowings currently due and collectible. In addition, due to cross-default provisions in Milacron’s other agreements, over 90% of our other debt could become payable in full and our receivables purchase program (as discussed below) could be terminated if we were in default under the credit facility. Were these events to occur, we would experience a material adverse impact on our reported liquidity, financial position and results of operations.

     In addition to the revolving credit facility, as of December 31, 2001, we had a number of other credit lines totaling $141 million, of which $73 million was used and $68 million was unused. During the first half of 2002, we expect to repay approximately $17 million of borrowings that were outstanding at December 31, 2001. Under the terms of the revolving credit facility as amended, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources. Subsequent to June 30, 2002, the company’s borrowing capacity is also limited by a leverage test based on future levels of EBITDA. The company expects to be in compliance with this covenant when it becomes effective, and based on current expectations, this test would not limit access to the additional borrowings described above.

     Another important source of liquidity is our accounts receivable purchase program. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program for the foreseeable future. At December 31, 2001, only $60 million of the $75 million facility was utilized due to the low level of accounts receivable that resulted from lower sales volume. As the amount of eligible accounts receivable increases due to improved business conditions, we expect to utilize the remaining availability under the facility.

     Milacron expects to generate positive cash flow from operating activities in 2002 despite the use of approximately $20 million of cash to complete the restructuring program that was initiated in the third quarter of 2001. We also expect to use $30 million of cash for capital expenditures.

     Assuming there is no further significant deterioration in the markets we serve, we believe that Milacron’s current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company’s operating and capital requirements in 2002.

Cautionary Statement

       Milacron wishes to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2002 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	global and regional economic conditions, consumer spending and industrial production, particularly in segments related to the level of automotive production and spending in the construction industry;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our competitors and suppliers are based;

•	Milacron’s continued ability to borrow under its lines of credit and sell accounts receivable under its receivables purchase agreement;

•	fluctuations in interest rates which affect the cost of borrowing under Milacron’s lines of credit and financing costs related to the sale of domestic accounts receivable;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron’s plastics technologies products, steel, oil, cobalt, tungsten, tantalum carbide and industrial grains used in the production of metalworking products;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2001 and additional new products that will be introduced in 2002;

•	any major disruption in production at key customer or supplier facilities or at Milacron’s facilities;

•	disruptions in global or regional commerce due to social, civil or political unrest in the non-U.S. countries in which Milacron operates;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;

•	disruptions in global and regional commerce due to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where Milacron does business;

•	unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
       The Information required by Item 7A is included in Item 7 on pages 21 and 22 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
       Beginning on page 26 and continuing through page 48 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

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

     The company assessed its internal control system as of December 31, 2001 in relation to criteria for effective internal control over the preparation of its published annual and quarterly financial statements described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company believes that, as of December 31, 2001, its system of internal control over the preparation of its published annual and quarterly financial statements and over the safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.

Ronald D. Brown	Robert P. Lienesch
Chairman, President	Vice President - Finance
and Chief Executive	and Chief Financial Officer
Officer

March 14, 2002

Consolidated Statements of Earnings

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2001, 2000 and 1999.

(In millions, except per-share amounts)	2001	2000	1999

Sales	$1,262.7	$1,584.2	$1,624.7
Cost of products sold	1,014.8	1,174.1	1,201.6
Cost of products sold related to restructuring	3.6	—	—

Total cost of products sold	1,018.4	1,174.1	1,201.6

Manufacturing margins	244.3	410.1	423.1
Other costs and expenses
Selling and administrative	247.7	262.9	272.9
Restructuring costs	26.8	2.7	16.2
Gains on divestitures of businesses	—	(1.5)	(13.1)
Other-net	10.8	5.8	10.0

Total other costs and expenses	285.3	269.9	286.0

Operating earnings (loss)	(41.0)	140.2	137.1
Interest
Income	1.9	1.8	1.6
Expense	(41.2)	(41.3)	(39.8)

Interest-net	(39.3)	(39.5)	(38.2)

Earnings (loss) before income taxes and minority shareholders’ interests	(80.3)	100.7	98.9
Provision (benefit) for income taxes	(46.1)	25.4	26.4

Earnings (loss) before minority shareholders’ interests	(34.2)	75.3	72.5
Minority shareholders’ interests in earnings of subsidiaries	1.5	3.0	2.4

Net earnings (loss)	$(35.7)	$72.3	$70.1

Earnings (loss) per common share
Basic	$(1.08)	$2.06	$1.90

Diluted	$(1.08)	$2.06	$1.89

See notes to consolidated financial statements.

Consolidated Balance Sheets

Milacron Inc. and Subsidiaries
December 31, 2001 and 2000.

(In millions, except par value)	2001	2000

Assets
Current assets
Cash and cash equivalents	$110.4	$41.2
Notes and accounts receivable (less allowances of $14.1 in 2001 and $12.9 in 2000)	155.1	199.5
Inventories
Raw materials	40.2	42.9
Work-in-process and finished parts	141.3	192.0
Finished products	137.0	132.2

Total inventories	318.5	367.1
Other current assets	76.0	48.2

Total current assets	660.0	656.0
Property, plant and equipment-net	295.5	305.5
Goodwill	410.8	413.7
Other noncurrent assets	146.0	89.7

Total assets	$1,512.3	$1,464.9

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under lines of credit	$85.5	$85.6
Long-term debt due within one year	4.8	8.4
Trade accounts payable	92.7	127.3
Advance billings and deposits	17.4	25.9
Accrued and other current liabilities	153.4	158.9

Total current liabilities	353.8	406.1
Long-term accrued liabilities	210.3	191.8
Long-term debt	513.3	382.6

Total liabilities	1,077.4	980.5
Commitments and contingencies	—	—
Shareholders’ equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.5 in 2001 and 33.3 in 2000)	33.5	33.3
Capital in excess of par value	281.4	281.5
Reinvested earnings	165.0	213.3
Accumulated other comprehensive loss	(51.0)	(49.7)

Total shareholders’ equity	434.9	484.4

Total liabilities and shareholders’ equity	$1,512.3	$1,464.9

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2001, 2000 and 1999.

		Other	4%
	Compre-	Compre-	Cumu-	Common			Total
	hensive	hensive	lative	Shares	Capital in	Rein-	Share-
	Income	Income	Preferred	$1 Par	Excess of	vested	holders’
(In millions, except per-share amounts)	(Loss)	(Loss)	Shares	Value	Par Value	Earnings	Equity

Balance at year-end 1998		$(14.4)	$6.0	$37.8	$341.2	$106.0	$476.6
Stock options exercised and net restricted stock activity				.1	1.5		1.6
Purchases of treasury and other common shares				(1.1)	(17.2)		(18.3)
Net earnings for the year	$70.1					70.1	70.1
Other comprehensive loss	(21.0)	(21.0)					(21.0)

Total comprehensive income	$49.1

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.48 per share)						(17.9)	(17.9)

Balance at year-end 1999		(35.4)	6.0	36.8	325.5	158.0	490.9
Stock options exercised and net restricted stock activity				(.1)	2.0		1.9
Purchases of treasury and other common shares				(3.4)	(46.0)		(49.4)
Net earnings for the year	$72.3					72.3	72.3
Other comprehensive loss	(14.3)	(14.3)					(14.3)

Total comprehensive income	$58.0

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.48 per share)						(16.8)	(16.8)

Balance at year-end 2000		(49.7)	6.0	33.3	281.5	213.3	484.4
Stock options exercised and net restricted stock activity				.5	6.7		7.2
Purchases of treasury and other common shares				(.3)	(6.8)		(7.1)
Net loss for the year	$(35.7)					(35.7)	(35.7)
Other comprehensive loss	(1.3)	(1.3)					(1.3)

Total comprehensive loss	$(37.0)

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.37 per share)						(12.4)	(12.4)

Balance at year-end 2001		$(51.0)	$6.0	$33.5	$281.4	$165.0	$434.9

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2001, 2000 and 1999.

(In millions)	2001	2000	1999

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(35.7)	$72.3	$70.1
Operating activities providing (using) cash
Depreciation and amortization	59.2	58.4	58.3
Restructuring costs	30.4	—	16.2
Gains on divestitures of businesses	—	(1.5)	(13.1)
Deferred income taxes	(33.6)	9.1	10.1
Working capital changes
Notes and accounts receivable	51.3	6.3	(19.0)
Inventories	54.7	(14.5)	(9.9)
Other current assets	.7	(7.9)	(2.6)
Trade accounts payable	(39.4)	1.6	(9.2)
Other current liabilities	(58.8)	(11.2)	(4.7)
Decrease (increase) in other noncurrent assets	(19.6)	(13.1)	1.7
Decrease in long-term accrued liabilities	(1.7)	(.1)	(6.0)
Other-net	5.3	(3.6)	(2.5)

Net cash provided by operating activities	12.8	95.8	89.4
Investing activities cash flows
Capital expenditures	(31.6)	(47.0)	(47.3)
Net disposals of property, plant and equipment	5.9	10.0	5.9
Acquisitions	(28.6)	(7.0)	(47.0)
Divestitures	—	11.2	49.2

Net cash used by investing activities	(54.3)	(32.8)	(39.2)
Financing activities cash flows
Dividends paid	(12.6)	(17.0)	(18.1)
Issuance of long-term debt	7.1	115.4	2.0
Repayments of long-term debt	(10.2)	(146.1)	(6.3)
Increase (decrease) in borrowings under lines of credit	130.6	(5.2)	28.3
Issuance of common shares	4.0	—	.1
Purchase of treasury and other common shares	(7.7)	(48.4)	(22.0)

Net cash provided (used) by financing activities	111.2	(101.3)	(16.0)
Effect of exchange rate fluctuations on cash and cash equivalents	(.5)	(1.8)	(1.8)

Increase (decrease) in cash and cash equivalents	69.2	(40.1)	32.4
Cash and cash equivalents at beginning of year	41.2	81.3	48.9

Cash and cash equivalents at end of year	$110.4	$41.2	$81.3

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

Foreign Currency Translation

     Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other costs and expenses-net in the Consolidated Statements of Earnings. Such amounts were as follows: 2001 — $1.1 million gain; 2000 — $.3 million gain; 1999 — $1.0 million gain.

Revenue Recognition

      The company recognizes sales revenue when products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the company have been satisfied. The company provides for estimated post-sale warranty costs as revenue is recognized. Appropriate provisions are also made for returns for credit and uncollectible accounts.

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

Property, Plant and Equipment

      Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $46.1 million, $45.6 million and $47.0 million for 2001, 2000 and 1999, respectively.

     Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

Goodwill

      In 2001 and prior years, goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, has been amortized on the straight-line method over periods ranging from 10 to 40 years. Amortization expense charged to earnings, amounted to $12.6 million, $12.8 million and $11.3 million in 2001, 2000, and 1999, respectively. Beginning in 2002, goodwill will no longer be amortized but will be reviewed annually for impairment (see Recently Issued Pronouncements).

     Under the company’s current policy, the carrying amount of goodwill is reviewed periodically using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. If, based on these

Notes to Consolidated Financial Statements

analyses, the goodwill arising from a particular acquisition were found to be not recoverable, its carrying value would be reduced by the amount of the discounted cash flow deficit through a charge to earnings. The company also evaluates long-lived assets for impairment when facts and circumstances suggest that the carrying amounts of these assets may not be recoverable. Through 2001, goodwill associated with assets acquired in business combinations has been included in these impairment evaluations when appropriate. Beginning in 2002, goodwill will no longer be included but rather will be reviewed on a stand-alone basis (see Recently Issued Pronouncements).

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

Derivative Financial Instruments

      Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (SFAS No. 133), as amended, which requires that all derivative financial instruments be measured at fair value and recognized in the balance sheet. This standard also establishes criteria for the designation of derivative financial instruments as hedges of known or estimated exposures, measuring the effectiveness of hedging relationships, and accounting for derivatives used as hedges.

     The company enters into foreign currency forward exchange contracts, which are a form of derivative financial instrument, on an ongoing basis commensurate with known or expected exposures. The purpose of this practice is to minimize the potentially adverse effect of foreign currency exchange rate fluctuations on the company’s operating results. The company does not currently hold other types of derivative financial instruments and does not engage in speculation. Because of the company’s limited use of derivatives, the adoption of SFAS No. 133 did not have a significant effect on its financial position or results of operations during the year 2001.

Recently Issued Pronouncements

      In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method and specifies the types of acquired intangible assets that are to be reported separately from goodwill. Under SFAS No. 142, goodwill and certain other intangible assets that are deemed to have indefinite lives are not amortized but are reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their expected useful lives.

     The company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in annual pretax earnings of approximately $13 million ($9 million after tax). During 2002, the company will also complete the transitional impairment reviews of goodwill and indefinite-lived intangible assets that are required by SFAS No. 142. These transitional reviews will be made based on recorded balances as of January 1, 2002 and must be completed by June 30, 2002. If, based on these reviews, the assets are found to be impaired, it will be necessary to calculate the amount of the required adjustments of their carrying values. That process must be completed no later than December 31, 2002. Any adjustments that are identified through the transitional reviews will be recorded as the cumulative effect of a change in method of accounting. The company will also conduct the first of the required annual reviews of goodwill and other indefinite-lived intangibles as of a later date in 2002. Any additional adjustments identified through these reviews will be recorded as charges to operating earnings.

     The company is in the process of evaluating the possible effects of the required transitional reviews as they relate to goodwill. Based on its preliminary evaluation, the company currently expects to record a pretax goodwill impairment charge of between $180 million and $210 million ($140 million to $165 million after tax). This charge will be recorded as the cumulative effect of a change in method of

Notes to Consolidated Financial Statements

accounting when the actual amount is determined around the middle of 2002, retroactive to January 1, 2002.

     In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which provides revised guidelines for testing long-lived assets other than intangibles for impairment. SFAS No. 144 also includes revised accounting and reporting requirements for assets and groups of assets that are determined to be held for sale, including their classification in the balance sheet and the reporting of their results of operations and gains and losses on their disposal in the statement of earnings. The company will adopt SFAS No. 144 effective January 1, 2002 but does not expect any immediate effect on its financial position or results of operations.

Restructuring Costs

       In 1999, the company initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and its previously existing operations.

     In September, 1999, the company announced a formal plan to consolidate Uniloy’s European blow molding operations in a new manufacturing facility located near Milan, Italy. The total cost of the plan, which was initiated in the fourth quarter of 1999 and which was completed in 2001, was originally expected to be approximately $6.7 million. However, foreign currency exchange rate fluctuations subsequent to acquisition date and lower than expected costs to relocate inventory and equipment had the effect of reducing the total cost as measured in U.S. dollars to approximately $5.5 million, including $.7 million that was charged to expense as incurred. The remainder of the total cost of the consolidation was included in a reserve for employee termination benefits and facility exit costs that was established in the allocation of the Uniloy acquisition cost. The original amount of the reserve was $5.7 million but foreign currency exchange rate fluctuations had the effect of reducing it by $.9 million. Charges against the reserve in 2000 and 2001 were $2.5 million and $.8 million, respectively. The total cash cost of the consolidation is ultimately expected to be approximately $3 million, which is net of the proceeds from the sale of two facilities in Italy, one of which was sold in 2000.

     In December, 1999, the company initiated a second plan to improve operating efficiency and reduce costs at additional businesses. The actions included in the plan involve both segments’ operations in North America and Europe. The plan involved the closure of four smaller manufacturing facilities, the operations of which were transferred to other locations, and the elimination of approximately 310 manufacturing and administrative positions worldwide. The total cost of implementing the plan was $18.2 million, including $16.0 million in 1999 and $2.2 million in 2000. Of the 1999 amount, $14.1 million was included in a reserve for employee termination benefits and facility exit costs that was recorded in the fourth quarter. The total cost of the plan also included 1999 charges of $1.7 million for supplemental early retirement benefits for certain employees that are being funded through pension plans and $2.7 million for additional costs that were charged to expense as incurred. The total cash cost of the plan, including capital expenditures of $3.6 million, was approximately $15.3 million, most of which was expended in 2000.

     In the third and fourth quarters of 2001, the company’s management formally approved plans to consolidate additional operations and further reduce the company’s cost structure. Implementation of these plans is expected to result in pretax charges to earnings of approximately $33.2 million. Of the total expected cost of the plans, $27.0 million was recorded in 2001, including reserves of $16.3 million for employee termination benefits and $2.4 million for facility exit costs. The amount for 2001 also includes $.5 million for supplemental early retirement benefits that will be funded through the company’s principal U.S. pension plan. Charges against the reserves established in connection with the 2001 consolidation and cost reduction plans have totaled $3.7 million and excess reserves totaling $.5 million have been reversed. The total cost of the plans also includes amounts for the discontinuation of a number of product lines and certain other inventory write-downs in both segments, of which $3.6 million was recorded in 2001. This amount is presented as a component of cost of products sold in the Consolidated Statement of Earnings for that year. The remaining $10.9 million of the expected total cost of the plans is being charged to expense as incurred, including $4.7 million in 2001.

     As approved by management, the 2001 plans involve the closure of twelve manufacturing facilities in North America, including five smaller South Carolina facilities that will be consolidated in a new leased facility. The plans also entail the elimination of several warehousing, sales and administrative locations worldwide. The consolidations and overhead reductions will result in the elimination of approximately 1,000 manufacturing and administrative positions, principally in the U.S. and Europe. As of December 31, 2001, approximately 460 positions had been eliminated. The net cash cost of implementing the plans, including capital

Notes to Consolidated Financial Statements

expenditures of $4.6 million, will be approximately $25.5 million, of which $9.4 million was spent in 2001. Substantially all of the remainder will be spent in the first half of 2002.

     During 2001, the company’s management also approved a plan to integrate the operations of EOC and Reform (see Acquisitions) with D-M-E’s existing European mold base and components business at a total cost of approximately $6.6 million. Of this amount, $3.2 million relates to EOC and Reform and $3.4 million relates to D-M-E. The plan involves the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 160 manufacturing and administrative positions, of which approximately 25 have been eliminated through December 31, 2001. Of the $3.2 million total cost related to EOC and Reform, $1.2 million is included in reserves for employee termination benefits and facility exit costs that were established in the preliminary allocations of the respective acquisition costs. Additional reserves of $.9 million will be recorded early in 2002 when the affected employees have been formally notified. The remainder is being charged to expense as incurred, including $.6 million in 2001. As it relates to D-M-E, the cost of the plan includes $2.5 million for reserves for termination benefits and facility exit costs that were recorded in 2001. Additional D-M-E related costs totaled $.3 million in 2001. Charges against the D-M-E reserves in 2001 totaled $.1 million.

     The total cash cost of the consolidation plan is expected to be approximately $6.5 million, of which $1.0 million was spent in 2001.

     In total, the company recorded restructuring charges of $30.4 million in 2001, including $3.4 million for the EOC and Reform integration and $27.0 million for the other actions that are discussed above. An additional $7.3 million will be expensed in 2002. The total cash cost of the restructuring actions in 2001 was $10.4 million. Additional spending in 2002 will total approximately $20 million.

     As presented in the Consolidated Statements of Earnings for 2001, 2000 and 1999, the line captioned “Restructuring costs” includes the following components:

Restructuring Costs

(In millions)	2001	2000	1999

Accruals for termination benefits and facility exit costs	$18.7	$—	$14.1
Supplemental retirement benefits	.5	—	1.7
Other restructuring costs
Costs charged to expense as incurred	8.3	2.5	.2
Reserve adjustments	(.5)	(.3)	—

	27.0	2.2	16.0
Costs related to the Uniloy, EOC and Reform consolidations	3.4	.5	.2

	$30.4	$2.7	$16.2

     The status of the reserves for the initiatives discussed above is summarized in the following tables. To the extent that any unused reserves that were established in the allocation of acquisition cost remain after the completion of the Uniloy, EOC and Reform consolidations, those amounts will be applied as reductions of the goodwill arising from the respective acquisitions.

Restructuring Reserves

2001

	Beginning		Usage	Ending
(In millions)	Balance	Additions	and other	Balance

Uniloy, EOC and Reform consolidations
Termination benefits	$1.4	$3.7	$(.9)	$4.2
Facility exit costs	.2	—	—	.2

	1.6	3.7	(.9)	4.4
Restructuring costs
Termination benefits	.3	16.0	(3.0)	13.3
Facility exit costs	.4	2.7	(1.6)	1.5

	.7	18.7	(4.6)	14.8

Total reserves	$2.3	$22.4	$(5.5)	$19.2

Notes to Consolidated Financial Statements

2000

	Beginning		Usage	Ending
(In millions)	Balance	Additions	and other	Balance

Uniloy, EOC and Reform consolidations
Termination benefits	$3.6	$—	$(2.2)	$1.4
Facility exit costs	.7	—	(.5)	.2

	4.3	—	(2.7)	1.6
Restructuring costs
Termination benefits	9.4	—	(9.1)	.3
Facility exit costs	3.8	—	(3.4)	.4

	13.2	—	(12.5)	.7

Total reserves	$17.5	$—	$(15.2)	$2.3

Divestitures of Businesses

       In September, 2000, the company completed the sale of its German-based industrial magnets business, Widia Magnet Engineering, for approximately $14 million and recorded a pretax gain of $1.5 million ($.8 million after tax). With 1999 annual sales of approximately $30 million, Widia Magnet Engineering had approximately 280 employees and manufactured and sold both soft and permanent magnets used in automotive and other applications. The business was included in the acquisition of Widia GmbH in 1995 and was sold to redeploy assets to other businesses.

     In December, 1999, the company sold its European plastics extrusion systems business for approximately $44 million including post-closing adjustments and recorded a pretax gain of $13.1 million ($10.1 million after tax). Headquartered in Vienna, Austria, the business had 1999 sales to unaffiliated customers of $62 million, principally to markets in Europe, Asia and South America, and employed approximately 325 people. The business was sold to redeploy assets to other businesses.

Acquisitions

       In July, 1999, the company acquired Nickerson Machinery Inc., Pliers International Inc., and Plastic Moulding Supply Ltd. (collectively, Nickerson). With annual sales of $7 million as of the acquisition date, Nickerson sells supplies and equipment for plastics processing through two catalog distribution centers in the U.S. and one in the U.K. The operation in the U.K. also manufactures and refurbishes screws and barrels for small injection molding machines.

     In August, 1999, the company acquired Producto Chemical, Inc. (Producto), which manufactures process cleaners, washers, corrosion inhibitors and specialty products for metalworking. Producto had annual sales approaching $5 million as of the acquisition date.

     In September, 1999, the company acquired Oak International, Inc. (Oak), a supplier of lubricants and process cleaners used in metalforming and metalworking. Oak has three manufacturing plants, including two in the U.S. and one in the U.K., and had annual sales approaching $12 million as of the acquisition date.

     In September, 1999, the company acquired the Micro Carbide product line, which includes solid carbide reamers, step drills and miniature tools. These products are now being manufactured by our Data Flute facility.

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

     In April, 2001, the company acquired Progress Precision, a Canadian manufacturer of barrels and screws and provider of related services for plastics extrusion, injection molding and blow molding. Progress Precision has annual sales of approximately $2 million.

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

     All of the acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total $32.4 million for 2001 and

Notes to Consolidated Financial Statements

was $4.7 million for 2000 and $33.2 million for 1999. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

Allocation of Acquisition Cost

(In millions)	2001	2000	1999

Cash and cash equivalents	$1.9	$.2	$.7
Accounts receivable	6.9	.8	4.0
Inventories	10.3	1.0	5.0
Other current assets	.5	.1	.3
Property, plant and equipment	14.7	.1	4.5
Goodwill	10.0	3.5	21.6
Other noncurrent assets	—	—	.5

Total assets	44.3	5.7	36.6
Short term borrowings and long-term debt due within one year	—	—	1.0
Other current liabilities	11.9	1.0	1.6
Long-term debt	—	—	.8

Total liabilities	11.9	1.0	3.4

Total acquisition cost	$32.4	$4.7	$33.2

     In the 2001 allocation of acquisition cost, other current liabilities includes $2.1 million for the integration of EOC and Reform with the company’s existing D-M-E mold components business in Europe (see Restructuring Costs).

     Unaudited pro forma sales and earnings information for 2001, 2000 and 1999 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statements of Earnings.

Research and Development

       Charges to operations for research and development activities are summarized below.

Research and Development

(In millions)	2001	2000	1999

Research and development	$30.8	$34.4	$34.5

Retirement Benefit Plans

       Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S. and Germany.

Pension (Income) Expense

(In millions)	2001	2000	1999

Service cost (benefits earned during the period)	$4.7	$5.3	$6.4
Interest cost on projected benefit obligation	35.9	35.1	33.5
Expected return on plan assets	(45.1)	(43.5)	(40.1)
Supplemental retirement benefits	.8	—	1.5
Amortization of unrecognized prior service cost	.5	.5	.5
Amortization of unrecognized gains and losses	(.2)	.3	1.0
Amortization of unrecognized transition (asset) liability	—	.1	(1.5)

Pension (income) expense	$(3.4)	$(2.2)	$1.3

     The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

(In millions)	2001	2000

Balance at beginning of year	$(464.0)	$(455.3)
Service cost	(4.7)	(5.3)
Interest cost	(35.9)	(35.1)
Benefits paid	37.5	37.4
Actuarial loss	(6.4)	(11.1)
Plan amendment	(3.6)	—
Supplemental retirement benefits	(.8)	—
Change in discount rate	(24.3)	—
Sale of industrial magnets business	—	1.5
Foreign currency translation adjustments	.4	3.9

Balance at end of year	$(501.8)	$(464.0)

     The following table summarizes the changes in plan assets for the U.S. plans. Consistent with customary practice in Germany, the plans for employees in that country have not been funded.

Notes to Consolidated Financial Statements

Plan Assets

(In millions)	2001	2000

Balance at beginning of year	$482.3	$501.5
Actual investment return (loss)	(16.1)	15.0
Benefits paid	(34.2)	(34.2)

Balance at end of year	$432.0	$482.3

     The following table sets forth the funded status of the plans for U.S. employees at year-end 2001 and 2000.

Funded Status at Year-End

(In millions)	2001	2000

Vested benefit obligation	$(419.3)	$(373.0)

Accumulated benefit obligation	$(431.5)	$(390.1)

Projected benefit obligation	$(463.7)	$(426.9)
Plan assets at fair value	432.0	482.3

Excess (deficiency) of plan assets in relation to projected benefit obligation	(31.7)	55.4
Unrecognized net loss (gain)	40.4	(51.5)
Unrecognized prior service cost	5.7	2.7

Prepaid pension cost	$14.4	$6.6

     The assets of the principal U.S. plan consist primarily of stocks, debt securities and mutual funds. The plan also includes common shares of the company with a market value of $38.3 million in 2001 and $37.2 million in 2000.

     The following table sets forth the status of the company’s defined benefit pension plans for certain employees in Germany.

Status at Year-End

(In millions)	2001	2000

Vested benefit obligation	$(32.8)	$(32.3)

Accumulated benefit obligation	$(35.1)	$(34.5)

Projected benefit obligation	$(38.1)	$(37.1)
Unrecognized net loss	1.6	1.3

Accrued pension cost	$(36.5)	$(35.8)

     The following table presents the weighted-average actuarial assumptions used for all defined benefit plans in 2001, 2000 and 1999.

Actuarial Assumptions

	2001	2000	1999

Discount rate	7.2%	7.6%	7.6%
Expected long-term rate of return on plan assets	9.5%	9.5%	9.5%
Rate of increase in future compensation levels	4.1%	5.0%	5.0%

     The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs for these plans were $5.3 million, $9.9 million and $10.0 million in 2001, 2000 and 1999, respectively.

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

     The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

(In millions)	2001	2000	1999

Service cost (benefits earned during the period)	$.1	$.1	$.2
Interest cost on accumulated postretirement benefit obligation	1.9	2.0	1.9
Amortization of unrecognized gains	(.5)	(.5)	(.4)

Postretirement health care cost	$1.5	$1.6	$1.7

Notes to Consolidated Financial Statements

     The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan.

Accumulated Postretirement Benefit Obligation

(In millions)	2001	2000

Balance at beginning of year	$(25.6)	$(25.9)
Service cost	(.1)	(.1)
Interest cost	(1.9)	(2.0)
Benefits paid net of contributions	3.3	3.3
Actuarial loss	(.4)	(.9)
Change in discount rate	(1.8)	—

Balance at end of year	$(26.5)	$(25.6)

     The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

(In millions)	2001	2000

Accumulated postretirement benefit obligation
Retirees	$(20.5)	$(20.2)
Fully eligible active participants	(2.4)	(2.3)
Other active participants	(3.6)	(3.1)

	(26.5)	(25.6)
Unrecognized net gain	(5.5)	(8.1)

Accrued postretirement health care benefits	$(32.0)	$(33.7)

     The discount rate used in calculating the accumulated postretirement benefit obligation was 7.25% for 2001 and 7.75% for 2000. For 2002, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 6.7%. This rate is assumed to decrease to varying degrees annually to 5.0% for years after 2005. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2001 and 2000 are as follows:

Components of Deferred Tax Assets and Liabilities

(In millions)	2001	2000

Deferred tax assets
Net operating loss carryforwards	$68.5	$41.9
Tax credit carryforwards	6.4	—
Accrued postretirement health care benefits	12.0	11.3
Inventories, principally due to obsolescence reserves and additional costs inventoried for tax purposes	10.6	6.2
Accrued employee benefits other than pensions and retiree health care benefits	7.5	9.5
Accrued pension cost	10.5	10.3
Accrued warranty cost	2.6	2.7
Accrued taxes	2.9	3.3
Accounts receivable, principally due to allowances for doubtful accounts	2.9	3.8
Accrued liabilities and other	25.2	23.8

Total deferred tax assets	149.1	112.8
Less valuation allowances	(18.6)	(23.7)

Deferred tax assets net of valuation allowances	130.5	89.1
Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation methods	24.3	23.4
Inventories	9.0	11.7
Goodwill	21.4	15.0
Prepaid pension costs	9.7	6.6

Total deferred tax liabilities	64.4	56.7

Net deferred tax assets	$66.1	$32.4

     Summarized in the following tables are the company’s earnings before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Notes to Consolidated Financial Statements

Earnings (Loss) Before Income Taxes

(In millions)	2001	2000	1999

United States	$(64.5)	$63.2	$61.9
Non-U.S	(15.8)	37.5	37.0

	$(80.3)	$100.7	$98.9

     As presented in the above table, earnings (loss) from U.S. operations in 2001 includes restructuring costs of $15.1 million, while earnings from non-U.S. operations includes $15.3 million of such costs. Earnings from U.S. and non-U.S. operations in 2000 include restructuring costs $1.5 million and $1.2 million, respectively. Non-U.S. operations for 2000 also includes a gain of $1.5 million on the sale of the company’s industrial magnets business. In 1999, earnings from U.S. operations includes restructuring costs of $5.2 million. Earnings from non-U.S. operations in 1999 includes restructuring costs of $11.0 million and the gain on the sale of the company’s European extrusion systems business of $13.1 million.

Provision (Benefit) for Income Taxes

(In millions)	2001	2000	1999

Current provision (benefit)
United States	$(16.7)	$12.1	$2.0
State and local	(.2)	(4.6)	2.3
Non-U.S	4.4	8.8	12.0

	(12.5)	16.3	16.3
Deferred provision (benefit)
United States	(13.7)	10.7	10.6
Non-U.S	(19.9)	(1.6)	(.5)

	(33.6)	9.1	10.1

	$(46.1)	$25.4	$26.4

Components of the Provision (Benefit)
for Deferred Income Taxes

(In millions)	2001	2000	1999

Change in valuation allowances	$(5.1)	$(11.6)	$(1.7)
Change in deferred taxes related to operating loss and tax credit carryforwards	(33.0)	10.6	13.2
Depreciation and amortization	7.3	4.7	4.0
Inventories and accounts receivable	(6.2)	(1.6)	(0.5)
Accrued pension and other employee costs	4.2	2.4	0.5
Other	(.8)	4.6	(5.4)

	$(33.6)	$9.1	$10.1

Reconciliation of the U.S. Statutory Rate
to the Tax Provision Rate

	2001	2000	1999

U.S. statutory tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) resulting from
Tax benefits from net reversal of valuation allowances	(14.2)	(15.6)	(1.2)
Losses without current tax benefits	7.8	4.0	1.7
Adjustment of tax reserves	(11.0)	(5.8)	(7.1)
Statutory tax rate changes	1.2	4.3	5.3
U.S. federal income tax credits	—	(.7)	(3.0)
Effect of operations outside the U.S	(1.0)	1.3	(4.2)
State and local income taxes, net of federal benefit	(3.1)	3.1	1.5
Other	(2.1)	(.4)	(1.3)

	(57.4)%	25.2%	26.7%

     At year-end 2001 the company had a U.S. net operating loss carryforward of approximately $23.8 million that expires in 2021. In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $169.7 million, substantially all of which have no expiration dates. Approximately 36% of these loss carryforwards are subject to restrictive covenants under a five year contractual agreement through 2004 with the tax authorities in Germany.

Notes to Consolidated Financial Statements

     Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $126.4 million at the end of 2001. No deferred income taxes have been recorded with respect to this amount.

     Income taxes of $11.1 million, $14.7 million and $3.0 million were paid in 2001, 2000 and 1999, respectively.

Earnings Per Common Share

       The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Earnings Applicable to Common Shareholders

(In millions)	2001	2000	1999

Net earnings (loss)	$(35.7)	$72.3	$70.1
Dividends on Preferred shares	(.2)	(.2)	(.2)

Earnings (loss) applicable to common shareholders	$(35.9)	$72.1	$69.9

Reconciliation of Shares

(In thousands)	2001	2000	1999

Weighted-average common shares outstanding	33,222	34,935	36,847
Effect of dilutive stock options and restricted shares	—	111	202

Weighted-average common shares assuming dilution	33,222	35,046	37,049

     In 2001, weighted-average shares assuming dilution excludes the effect of potentially dilutive stock options and restricted shares because their inclusion would result in a smaller loss per common share. Had they been included, weighted-average shares assuming dilution would have been 33,340 thousand. The weighted-average shares assuming dilution amounts presented and discussed above exclude restricted shares subject to contingent vesting based on the attainment of specified earnings objectives (see Stock-Based Compensation).

Receivables

       The company maintains a receivables purchase agreement with a third party financial institution. As accounts receivable are generated from customer sales made by certain of the company’s U.S. consolidated subsidiaries, those receivables are sold to Milacron Commercial Corp. (MCC), a wholly-owned, consolidated subsidiary. MCC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institution. As existing receivables are collected, MCC sells undivided percentage interests in new eligible receivables. Accounts that become 90 days past due are no longer eligible to be sold and the company is at risk for credit losses for which the company maintains an allowance for doubtful accounts.

     The current agreement allows the company to receive up to $75 million at a cost of funds linked to commercial paper rates. The receivables purchase agreement expires in 2004; the related liquidity facility backed by the financial institution and three other commercial banks currently requires annual renewals, at their option.

     At December 31, 2001, 2000 and 1999, the undivided interest in the company’s gross accounts receivable that had been sold to the purchaser aggregated $59.8 million, $85.0 million, and $75.0 million, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the consolidated Statements of Cash Flows. Costs related to the sales were $3.5 million in 2001, $5.6 million in 2000 and $4.1 million in 1999. These amounts are included in other costs and expenses-net in the Consolidated Statements of Earnings.

     Certain of the company’s operations also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At December 31, 2001 and December 31, 2000, the gross amount of accounts receivable that had been sold under these arrangements totaled $11.1 million and $15.2 million, respectively.

     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of notes from its customers to third party lenders. At December 31, 2001, the company’s maximum exposure under these arrangements totaled $14.8 million. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes and guarantees have not been material in the past.

Inventories

       Inventories amounting to $76.3 million in 2001 and $111.3 million in 2000 are stated at LIFO cost. If stated at

Notes to Consolidated Financial Statements

FIFO cost, such inventories would be greater by approximately $16.4 million in 2001 and $16.5 million in 2000.

     As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $44.0 million and $36.2 million in 2001 and 2000, respectively.

Property, Plant and Equipment

       The components of property, plant and equipment are shown in the following table.

Property, Plant and Equipment — Net

(In millions)	2001	2000

Land	$13.1	$12.7
Buildings	149.6	143.2
Machinery and equipment	478.9	443.7

	641.6	599.6
Less accumulated depreciation	(346.1)	(294.1)

	$295.5	$305.5

Liabilities

       The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	2001	2000

Accrued salaries, wages and other compensation	$45.7	$48.1
Accrued and deferred income taxes	10.3	17.9
Other accrued expenses	97.4	92.9

	$153.4	$158.9

Long-Term Accrued Liabilities

(In millions)	2001	2000

Accrued pensions and other compensation	$61.6	$63.1
Accrued postretirement health care benefits	35.1	37.3
Accrued and deferred income taxes	59.5	34.8
Minority shareholders’ interests	21.1	23.3
Other	33.0	33.3

	$210.3	$191.8

Long-Term Debt

       The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	2001	2000

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	103.5	104.6
Revolving credit facility	274.3	146.1
Other	25.3	25.3

	518.1	391.0
Less current maturities	(4.8)	(8.4)

	$513.3	$382.6

     As of December 31, 2001, borrowings under the company’s revolving credit facility (see Lines of Credit) totaled $326.3 million, of which $274.3 million is included in long-term debt and $52.0 million is included in borrowings under lines of credit in the Consolidated Balance Sheet. At December 31, 2000, long-term debt included $146.1 million of the total of $204.1 million borrowed under the facility. The amounts included in long-term debt are based on the expectation that these borrowings will remain outstanding for more than one year. The borrowings are at variable interest rates, which had a weighted average of 5.3% per year at December 31, 2001 and 7.4% per year at December 31, 2000.

     Except for the 8 3/8% Notes due 2004 and the 7 5/8% Eurobonds due 2005, the carrying amount of the company’s long-term debt approximates fair value. At year-end 2001, the fair value of the 8 3/8% Notes due 2004 was approximately $90.8 million and the fair value of the 7 5/8% Eurobonds due 2005 was approximately $77.4 million.

Notes to Consolidated Financial Statements

These amounts are based on quoted prices as of December 31, 2001.

     Certain of the above long-term debt obligations contain various restrictions and financial covenants. Amounts borrowed under the revolving credit facility are collateralized. Except for minor amounts borrowed under Industrial Revenue Development Bonds and similar financings and certain non-U.S. bank borrowings, none of the company’s other indebtedness is secured.

     Interest paid was $40.5 million in 2001, $33.1 million in 2000 and $38.1 million in 1999.

     Maturities of long-term debt for the five years after 2001 are shown in the following table.

Maturities of Long-Term Debt

(In millions)

2002	$4.8
2003	3.3
2004	116.5
2005	379.0
2006	1.4

     The company leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancellable operating leases during the next five years and in the aggregate thereafter are shown in the following table.

Rental Payments

(In millions)

2002	$18.6
2003	14.7
2004	12.5
2005	7.9
2006	5.9
After 2006	27.4

     Rent expense was $21.2 million, $23.6 million and $22.3 million in 2001, 2000 and 1999, respectively.

Lines of Credit

       At year-end 2001, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $476 million, including a $335 million committed revolving credit facility which expires in June, 2005. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. At December 31, 2001, $333 million was drawn against the revolving credit facility including outstanding letters of credit of $7 million. The revolving credit facility, which includes certain financial covenants, was amended in 2001. As amended, the facility limits the payment of cash dividends and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions. In connection with the amendment, the company pledged as collateral the capital stock of its principal direct domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets.

     The company uses a “net debt capacity” concept for internal liquidity management purposes and calculates it as the sum of (i) the additional amount that can be borrowed in compliance with its net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant in the revolving credit facility and (ii) the amount of cash and cash equivalents on hand. Increases in cash and cash equivalents serve to increase the amount of net debt capacity as of any given time whereas decreases in cash and cash equivalents serve to reduce the net debt capacity. As of December 31, 2001, the company’s net debt capacity totaled approximately $116 million, which consisted of $110 million in cash and an additional $6 million in borrowing ability from all otherwise available lines of credit.

     Effective March 14, 2002, the revolving credit facility was further amended to, among other things, adjust certain financial covenants including suspension of the leverage test (ratio of net debt to EBITDA) for the first two quarters of 2002. Under the terms of the amended agreement, the maximum borrowing under the facility reduces from $335 million to $325 million at June 15, 2002 and $310 million at December 31, 2002. The amended agreement includes a number of financial and other covenants, including those which require the company to achieve specified minimum levels of quarterly EBITDA and maintain certain ratios of net debt to EBITDA and limit the incurrence of new debt. If the amended facility had been in effect as of January 1, 2002, in addition to the $110 million of cash and cash equivalents, the company would have been able to borrow approximately $2 million in additional funds under the facility and up to $68 million from other lines of credit. The facility also allows for over $40 million of additional indebtedness from other sources.

     The weighted-average interest rate on borrowings under lines of credit outstanding as of year-end was 5.4% for 2001 and 7.5% for 2000.

Notes to Consolidated Financial Statements

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

     On February 4, 2000, the company’s Board of Directors approved an additional share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 3,271,800 were repurchased during 2000. An additional 200,000 shares were repurchased in the first quarter of 2001 in connection with this authorization. Under the terms of the amended revolving credit facility (see Lines of Credit) the company agreed that no additional repurchases will be made. In total, the company purchased 3,349,938 treasury shares in 2000 at a cost of $48.7 million. An additional 43,516 shares were purchased on the open market for management incentive and employee benefit programs. A total of 78,000 treasury shares were reissued in 2000 in connection with restricted share grants.

     For all of 2001, the company repurchased a total of 260,000 treasury shares at a cost of $5.2 million. An additional 109,440 shares were repurchased on the open market in connection with stock option exercises, restricted stock grants and employee benefit programs. Stock option exercises also resulted in the issuance of 28,500 previously unissued shares. A total of 426,543 treasury shares were reissued in 2001 in connection with management incentive and employee benefit programs.

Shareholders’ Equity — Preferred and Common Shares

(In millions, except per-share
amounts)	2001	2000

4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0
Common shares, $1 par value, authorized 50,000,000 shares, issued and outstanding, 2001: 33,467,506 shares; 2000: 33,346,596 shares	33.5	33.3

     As presented in the previous table, common shares outstanding are net of treasury shares of 6,140,582 in 2001 and 6,307,125 in 2000.

     The company has authorized ten million serial preference shares with $1 par value. None of these shares have been issued.

     Holders of company common shares have one vote per share until they have held their shares at least 36 consecutive months, after which they are entitled to ten votes per share.

     The company has a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire more than 15% of the company’s common shares without the approval of the Board of Directors, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. The rights plan expires in February, 2009.

Comprehensive Income (Loss)

       Total comprehensive income or loss represents the net change in shareholders’ equity during a period from

Notes to Consolidated Financial Statements

sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. For the company, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and, beginning in 2001, the change in the fair value of foreign currency exchange contracts accounted for as cash flow hedges. The components of total comprehensive income (loss) are as follows:

Comprehensive Income (Loss)

(In millions)	2001	2000	1999

Net earnings (loss)	$(35.7)	$72.3	$70.1
Foreign currency translation adjustments	(1.3)	(14.3)	(21.0)
Cumulative effect of change in method of accounting	(.3)	—	—
Change in fair value of foreign currency exchange contracts	.3	—	—

Total comprehensive income (loss)	$(37.0)	$58.0	$49.1

     At December 31, 2001, the company’s accumulated other comprehensive loss consisted almost entirely of foreign currency translation adjustments. The amount related to foreign currency exchange contracts was insignificant.

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

Foreign Exchange Contracts

       At December 31, 2001, the company had outstanding forward contracts totaling $2.8 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies on the maturity dates at exchange rates agreed upon at inception. Substantially all of these contracts have been designated as cash flow hedges with any gains or losses resulting from changes in their fair value being recorded as a component of other comprehensive income or loss pending completion of the transaction being hedged.

Stock-Based Compensation

       The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

     Under the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a four or five year period, and expire ten years subsequent to the award. Of the 4,214,775 stock options outstanding at year-end 2001, 331,000 are incentive stock options.

     Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.

Stock Option Activity

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at year-end 1998	3,409,403	$22.34
Granted	455,500	19.67
Exercised	(8,440)	15.21
Cancelled	(106,184)	22.78

Outstanding at year-end 1999	3,750,279	22.02
Granted	717,800	13.51
Exercised	(28,500)	9.50
Cancelled	(358,304)	20.71

Outstanding at year-end 2000	4,081,275	20.65
Granted	603,000	19.79
Exercised	(311,350)	13.26
Cancelled	(158,150)	20.91

Outstanding at year-end 2001	4,214,775	21.06

Notes to Consolidated Financial Statements

Exercisable Stock Options at Year-End

Stock
Options

1999	1,871,467
2000	2,134,700
2001	2,261,538

Shares Available for Future Grant at Year-End

Shares

1999	141,552
2000	2,130,595
2001	1,658,721

     The following tables summarize information about stock options outstanding at December 31, 2001.

Components of Outstanding Stock Options

		Average	Weighted-
Range of		Remaining	Average
Exercise	Number	Contract	Exercise
Prices	Outstanding	Life	Price

$13.00-19.56	961,950	6.7	$13.87
20.00-27.91	3,252,825	5.3	23.19

14.50-27.91	4,214,775	5.7	21.06

Components of Exercisable Stock Options

		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price

$14.50-19.56	186,750	$14.87
20.00-27.91	2,074,788	23.80

14.50-27.91	2,261,538	23.06

     Because the company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and because stock options outstanding under the 1997 Plan and prior plans have exercise prices equal to the market price of the company’s common shares at the grant dates, no compensation expense is recognized. Pro forma earnings amounts prepared under the assumption that the stock options granted in years 1995 through 2001 had been accounted for based on their fair value as determined under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” are presented in the following table.

Pro Forma Earnings (Loss)

(In millions, except per-share amounts)	2001	2000	1999

Net earnings (loss)	$(37.7)	$70.7	$67.1

Net earnings (loss) per common share
Basic	$(1.14)	$2.02	$1.81

Diluted	$(1.14)	$2.01	$1.81

     The weighted-average per-share fair value of stock options granted during 2001, 2000 and 1999 was $7.61, $4.15 and $6.02, respectively. The fair values of the options were calculated as of the grant dates using the Black-Scholes option pricing model using the following assumptions:

Fair Value Assumptions

	2001	2000	1999

Dividend yield	.8-1.2%	3.7%	2.4%
Expected volatility	39-50%	38-48%	35-41%
Risk free interest rate at grant date	4.74- 5.15%	6.61- 6.63%	4.9- 5.6%
Expected life in years	2-7	2-7	2-7

     Under the 1997 Plan, performance awards are granted in the form of restricted stock awards which vest based on the achievement of specified earnings objectives over a three year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. In 2001, reversals of prior years’ accruals for performance grants of $.3 million offset charges to expense totaling $.3 million for other restricted stock awards. The amount of compensation expense recognized in 2000 for restricted stock, including performance awards, was $.5 million. In 1999, reversals of prior years’ accruals for performance grants resulted in a

Notes to Consolidated Financial Statements

net benefit from restricted stock of $5.8 million. Restricted stock award activity is as follows:

Restricted Stock Activity

	2001	2000	1999

Restricted stock granted	90,500	86,000	81,974

Weighted-average market value on date of grant	$19.21	$13.13	$20.09

     Restricted shares awarded as performance awards subject to contingent vesting totaled 51,000 in 2001, 68,000 in 2000 and 68,174 in 1999. Outstanding restricted shares subject to contingent vesting totaled 159,493, 173,075 and 267,808 at year-end 2001, 2000 and 1999, respectively. The amount outstanding at year-end 2001 includes 52,806 shares that will be cancelled in February, 2002 because the basic earnings per common share objective for 2001 was not attained. In February, 2001 and 2000, restricted shares subject to contingent vesting of 42,345 and 153,488, respectively, were also cancelled.

     Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 73,133 in 2001, 190,434 in 2000 and 38,262 in 1999.

     Issuances of shares related to performance awards earned under a prior plan and to deferred directors’ fees totaled 18,525 in 2001, 7,016 in 2000 and 12,754 in 1999.

Organization

       The company operates in two business segments: plastics technologies and metalworking technologies. The company has operations in the United States, Canada, Mexico and other countries located principally in western Europe and Asia.

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

Notes to Consolidated Financial Statements

Sales by Segment

(In millions)	2001	2000	1999

Plastics technologies	$662.4	$873.8	$904.2
Metalworking technologies	600.3	710.4	720.5

Total sales	$1,262.7	$1,584.2	$1,624.7

Operating Information by Segment

(In millions)	2001	2000	1999

Operating earnings (loss)
Plastics technologies	$(9.9)	$97.0	$89.3
Metalworking technologies	19.9	70.7	72.8
Restructuring costs (a)	(30.4)	(2.7)	(16.2)
Gains on divestitures of businesses (b)	—	1.5	13.1
Corporate expenses	(16.3)	(18.7)	(16.5)
Other unallocated expenses (c)	(4.3)	(7.6)	(5.4)

Operating earnings (loss)	(41.0)	140.2	137.1
Interest expense-net	(39.3)	(39.5)	(38.2)

Earnings (loss) before income taxes and minority shareholders’ interests	$(80.3)	$100.7	$98.9

Segment assets (d)
Plastics technologies	$773.8	$850.5	$850.8
Metalworking technologies	464.1	517.7	552.8

	1,237.9	1,368.2	1,403.6
Cash and cash equivalents	110.4	41.2	81.3
Receivables sold	(59.8)	(85.0)	(75.0)
Deferred income taxes	125.3	52.4	52.4
Unallocated corporate and other (e)	98.5	88.1	74.4

Total assets	$1,512.3	$1,464.9	$1,536.7

Operating Information by Segment

(In millions)	2001	2000	1999

Capital expenditures
Plastics technologies	$12.4	$22.1	$18.9
Metalworking technologies	19.0	23.7	26.7
Unallocated corporate	.2	1.2	1.7

Total capital expenditures	$31.6	$47.0	$47.3

Depreciation and amortization Plastics technologies	$31.6	$30.8	$32.8
Metalworking technologies	26.8	26.9	24.9
Unallocated corporate	.8	.7	.6

Total depreciation and amortization	$59.2	$58.4	$58.3

(a)	In 2001, $17.2 million relates to the plastics technologies segment and $13.2 million relates to the metalworking technologies segment. In 2000, $1.1 million relates to the plastics technologies segment and $1.6 million relates to the metalworking technologies segment. In 1999, $6.7 million relates to the plastics technologies segment and $9.5 million relates to the metalworking technologies segment.

(b)	The 2000 amount relates to the metalworking technologies segment and the 1999 amount relates to the plastics technologies segment.

(c)	Includes financing costs related to the sale of accounts receivable.

(d)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(e)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

Notes to Consolidated Financial Statements

Geographic Information

(In millions)	2001	2000	1999

Sales (a)
United States	$737.2	$1,038.8	$1,002.9
Non-U.S. operations Germany	205.4	217.5	234.5
Other western Europe	182.0	176.4	252.2
Asia	85.0	90.5	83.3
Other	53.1	61.0	51.8

Total sales	$1,262.7	$1,584.2	$1,624.7

Noncurrent assets
United States	$554.1	$574.4	$579.3
Non-U.S. operations Germany	122.3	102.7	112.6
Other western Europe	73.6	76.9	75.7
Asia	21.8	19.2	20.3
Other	7.9	7.4	6.2

Total noncurrent assets	$779.7	$780.6	$794.1

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

     Sales of U.S. operations include export sales of $108.7 million in 2001, $132.9 million in 2000 and $148.4 million in 1999.

     Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $582.9 million, $612.7 million and $714.7 million in 2001, 2000 and 1999, respectively.

Report of Independent Auditors

Board of Directors

Milacron Inc.

     We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Earnings, Comprehensive Income and Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP Cincinnati, Ohio
March 14, 2002

Supplementary Financial Information

Operating Results by Quarter (Unaudited)

(In millions, except per-share amounts) 2001

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$339.1	$323.2	$294.9	$305.5
Manufacturing margins	79.5	69.4	46.6	48.8
Percent of sales	23.4%	21.5%	15.8%	16.0%
Net earnings (loss) (a)	3.5	1.1	(18.4)	(21.9)
Per common share
Basic	.10	.03	(.55)	(.66)
Diluted	.10	.03	(.55)	(.66)

	2000

Sales	$396.9	$404.5	$394.0	$388.8
Manufacturing margins	102.9	105.4	102.0	99.8
Percent of sales	25.9%	26.1%	25.9%	25.7%
Net earnings (b)	15.1	16.7	18.5	22.0
Per common share
Basic	.42	.47	.53	.65
Diluted	.41	.47	.53	.65

(a)	Includes restructuring costs of $12.6 million ($7.8 million after tax) in quarter 3 and $17.8 million ($11.3 million after tax) in quarter 4.

(b)	Includes restructuring costs of $1.2 million ($.8 million after tax) in quarter 1, $.3 million ($.2 million after tax) in quarter 2, $.6 million ($.4 million after tax) in quarter 3, and $.6 million ($.5 million after tax) in quarter 4. In quarter 3, also includes a gain of $1.5 million ($.8 million after tax) on the sale of the company’s industrial magnets business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Election of Directors” section of the company’s proxy statement dated March 29, 2002 and (ii) included in Part I “Executive Officers of the Registrant”, on page 9 of this Form 10-K.

The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement dated March 29, 2002.

Item 11. Executive Compensation

     The following sections of the company’s proxy statement dated March 29, 2002 are incorporated herein by reference:

“Board of Directors and Board Committees — Compensation and Benefits”, “Retirement”, “Executive Severance Agreements”, “Personnel and Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values”, and “Performance Graph”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” section of the company’s proxy statement dated March 29, 2002 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

     The “Certain Transactions” and “Stock Loan Programs” sections of the company’s proxy statement dated March 29, 2002 is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2001, 2000 and 1999 is filed herewith pursuant to Item 14(d):

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	53

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14 (a) (3) — List of Exhibits

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.

3.	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

3.2	By-Laws, as amended

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

4.	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	8 3/8% Notes due 2004

—	Incorporated herein by reference to the company’s Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).

4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

9.	Voting Trust Agreement — not applicable

10.	Material Contracts:

10.1	Milacron 1991 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 22, 1991.

10.2	Milacron 1994 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 24, 1994.

10.3	Milacron 1997 Long-Term Incentive Plan, as amended

—	Incorporated herein by reference to the company’s Form 10-Q for the quarter ended March 31, 2001.

10.4	Milacron 1996 Short-Term Management Incentive Plan

—	Incorporated herein by reference to the company’s Form 10-K for the fiscal year ended December 28, 1996.

10.5	Milacron Supplemental Pension Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.6	Milacron Supplemental Retirement Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.7	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.9	Milacron Supplemental Executive Retirement Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.10	Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.11	Milacron Compensation Deferral Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent

—	Incorporated herein by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485).

10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated October 2, 1998.

10.14	Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated September 30, 1998.

10.15	Amendment Number One dated as of March 31, 1999 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as agent.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.16	Milacron Supplemental Executive Pension Plan.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.17	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.18	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.19	Amendment Number Two dated as of January 31, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Grundstucksverwaltung GmbH, Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2000.

10.20	Amendment Number Three dated as of July 13, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2000.

10.21	Amendment Number Four dated as of August 8, 2001 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2001.

10.22	Amendment Number Five dated as of September 30, 2001 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company as Agent.

—	Incorporated by reference to the company’s Form 8-K dated October 15, 2001.

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

16.  Letter regarding Change in Certifying Accountant — not applicable

18.  Letter regarding Change in Accounting Principles — not applicable

21.  Subsidiaries of the Registrant

22.  Published Report Regarding Matters Submitted to Vote of Security Holders — none

23.  Consent of Experts and Counsel

24.  Power of Attorney — not applicable

99.  Additional Exhibits — not applicable

Item 14(b) — Reports on Form 8-K

—	A current report on Form 8-K, Items 7 and 9, dated September 27, 2001, was filed concerning the company’s press release lowering its third and fourth quarter 2001 earnings guidance.

—	A current report on Form 8-K, Items 5 and 7, dated October 15, 2001, was filed concerning the company’s Amendment Number Five (the “Amendment”) to its Amended and Restated Revolving Credit Agreement.

—	A current report on Form 8-K, items 7 and 9, dated October 16, 2001, was filed concerning the company’s press release regarding the reduction in the Registrant’s quarterly dividend on common stock and the signing of an amended revolving credit agreement is incorporated by reference

—	A current report on Form 8-K, Items 5,7 and 9, dated November 9, 2001 was filed concerning the company’s press release regarding earnings for the third quarter 2001.

Item 14 (c) & (d) — Index to Certain Exhibits and Financial Statement Schedules

     The responses to these portions of Item 14 are submitted as a separate section of this report.

Milacron Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts and Reserves
Years ended 2001, 2000 and 1999
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Cost and	Other		Deductions		at End
Description	of Period	Expenses	— Describe		— Describe		of Period

Year ended 2001
Allowance for doubtful accounts	$12,875	$ 5,359	$ 324	(a)	$ 4,422	(b)	$14,071
					65	(c)

Restructuring and consolidation reserves	$ 2,570	$21,227	$1,133	(a)	$ 5,119	(b)	$19,442
			132	(c)	501	(e)

Allowance for inventory obsolescence	$36,235	$12,880	$ —		$ 4,945	(b)	$43,968
					202	(c)

Year ended 2000
Allowance for doubtful accounts	$12,103	$ 4,459	$ —		$ 2,981	(b)	$12,875
					490	(c)
					216	(d)

Restructuring and consolidation reserves	$17,836	$ —	$ —		$13,955	(b)	$ 2,570
					1,029	(c)
					282	(e)

Allowance for inventory obsolescence	$37,645	$ 6,263	$ —		$ 5,306	(b)	$36,235
					2,177	(c)
					190	(d)

Year ended 1999
Allowance for doubtful accounts	$12,083	$ 5,021	$ 46	(a)	$ 2,618	(b)	$12,103
					534	(c)
					1,895	(d)

Restructuring and consolidation reserves	$ 521	$14,137	$5,722	(a)	$ 1,852	(b)	$17,836
					692	(c)

Allowance for inventory obsolescence	$37,350	$ 9,920	$ 271	(a)	$ 6,791	(b)	$37,645
					2,512	(c)
					593	(d)

(a)	Consists of reserves of subsidiaries purchased during the year.
(b)	Represents amounts charged against the reserves during the year.
(c)	Represents foreign currency translation adjustment during the year.
(d)	Consists of reserves of the business sold during the year.
(e)	Represents reversals of excess reserves.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Ronald D. Brown

Ronald D. Brown; Chairman,
President and Chief Executive Officer,
Director
(Chief Executive Officer)

By:	/s/ Robert P. Lienesch

Robert P. Lienesch; Vice President —
Finance and Chief Financial Officer
(Chief Financial Officer)

By:	/s/ Jerome L. Fedders

Jerome L. Fedders; Controller
(Chief Accounting Officer)

Date: March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Harry A. Hammerly Harry A. Hammerly; March 20, 2002 (Director)	/s/ Darryl F. Allen Darryl F. Allen; March 20, 2002 (Director)

/s/ David L. Burner David L. Burner; March 20, 2002 (Director)	/s/ Barbara Hackman Franklin Barbara Hackman Franklin; March 20, 2002 (Director)

/s/ Daniel J. Meyer Daniel J. Meyer; March 20, 2002 (Director)

Item 14 (c) and (d) — Index to Certain Exhibits and Financial Statement Schedules

Exhibit 11	Computation of Per-Share Earnings	Bound Separately

Exhibit 21	Subsidiaries of the Registrant	Bound Separately
Exhibit 23	Consent of Experts and Counsel	Bound Separately