Form 10-Q
period 2002-03-31
MILACRON INC
filed 2002-05-14
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarter ended March 31, 2002.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of May 10, 2002: 33,710,938

Milacron Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended March 31,

(In millions, except share and per-share amounts)	2002	2001

Sales	$275.4	$339.1
Cost of products sold	229.4	259.6

Manufacturing margins	46.0	79.5

Other costs and expenses
Selling and administrative	55.8	63.0
Restructuring costs	5.5	—
Other expense (income) - net	(4.2)	2.0

Total other costs and expenses	57.1	65.0

Operating earnings (loss)	(11.1)	14.5

Interest
Income	.5	.6
Expense	(9.8)	(10.2)

Interest-net	(9.3)	(9.6)

Earnings (loss) before income taxes and minority shareholders' interests	(20.4)	4.9

Provision (benefit) for income taxes	(7.3)	1.2

Earnings (loss) before minority shareholders' interests	(13.1)	3.7

Minority shareholders' interests in earnings of subsidiaries	—	.2

Net earnings (loss)	$(13.1)	$3.5

Earnings (loss) per common share
Basic	$(.39)	$.10

Diluted	$(.39)	$.10

Dividends per common share	$.01	$.12

Weighted-average common shares outstanding assuming dilution (in thousands)	33,400	33,423

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Mar. 31, 2002	Dec. 31, 2001

Assets
Current assets
Cash and cash equivalents	$108.3	$110.4
Notes and accounts receivable, less allowance of $14.5 in 2002 and $14.1 in 2001	152.8	155.1
Inventories
Raw materials	42.4	40.2
Work-in-process and finished parts	128.2	141.3
Finished products	125.2	137.0

Total inventories	295.8	318.5
Other current assets	74.7	76.0

Total current assets	631.6	660.0
Property, plant and equipment - net	280.2	295.5
Goodwill	410.6	410.8
Other noncurrent assets	149.4	146.0

Total assets	$1,471.8	$1,512.3

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$83.4	$85.5
Long-term debt due within one year	1.5	4.8
Trade accounts payable	90.4	92.7
Advance billings and deposits	18.5	17.4
Accrued and other current liabilities	148.2	153.4

Total current liabilities	342.0	353.8
Long-term accrued liabilities	208.3	210.3
Long-term debt	501.3	513.3

Total liabilities	1,051.6	1,077.4
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.7 in 2002 and 33.5 in 2001)	33.7	33.5
Capital in excess of par value	283.0	281.4
Reinvested earnings	151.6	165.0
Accumulated other comprehensive loss	(54.1)	(51.0)

Total shareholders' equity	420.2	434.9

Total liabilities and shareholders' equity	$1,471.8	$1,512.3

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended March 31,

(In millions)	2002	2001

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(13.1)	$3.5
Operating activities providing (using) cash
Depreciation	11.0	11.6
Amortization of goodwill	—	3.1
Restructuring costs	5.5	—
Deferred income taxes	(1.6)	(2.0)
Working capital changes
Notes and accounts receivable	.1	(1.4)
Inventories	19.8	(27.7)
Other current assets	.6	(1.4)
Trade accounts payable	(1.2)	(16.0)
Other current liabilities	(8.2)	(26.4)
Decrease (increase) in other noncurrent assets	1.8	(5.3)
Increase (decrease) in long-term accrued liabilities	(1.3)	.7
Other-net	(.6)	(.3)

Net cash provided (used) by operating activities	12.8	(61.6)
Investing activities cash flows
Capital expenditures	(3.9)	(6.6)
Net disposals of property, plant and equipment	3.9	.3
Acquisitions	(1.9)	—

Net cash used by investing activities	(1.9)	(6.3)
Financing activities cash flows
Dividends paid	(.4)	(4.0)
Repayments of long-term debt	(.3)	(3.5)
Increase (decrease) in borrowings under lines of credit	(11.8)	69.2
Issuance of common shares	.4	4.0
Purchase of treasury and other common shares	—	(7.7)

Net cash provided (used) by financing activities	(12.1)	58.0
Effect of exchange rate fluctuations on cash and cash equivalents	(.9)	(.6)

Decrease in cash and cash equivalents	(2.1)	(10.5)
Cash and cash equivalents at beginning of period	110.4	41.2

Cash and cash equivalents at end of period	$108.3	$30.7

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

       The Consolidated Condensed Balance Sheet at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

       Except as hereinafter described, the accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

Change in Method of Accounting
       Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under this standard, goodwill and certain other intangible assets are no longer amortized but rather are reviewed periodically for impairment. Application of the standard's nonamortization provisions resulted in an increase in pretax earnings of approximately $3.1 million ($2.3 million after tax) in the first quarter of 2002.

       During 2002, the company will complete the transitional reviews of the recorded balances of goodwill and certain other intangible assets as of January 1, 2002 that are required by SFAS No. 142. Based on preliminary evaluations, these reviews are expected to result in a non-cash pretax goodwill impairment charge of between $180 million and $210 million ($140 million and $165 million after tax). This charge will be recorded as the cumulative effect of a change in method of accounting when the actual amount is determined in the third quarter of 2002, retroactive to January 1, 2002.

Restructuring Costs
       As discussed more fully in the "Restructuring Costs" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001, in the third and fourth quarters of 2001 the company's management formally approved plans to consolidate certain manufacturing operations and reduce its cost structure. Implementation of these plans is expected to result in pretax charges to earnings of approximately $33 million, of which $27.0 million was recorded in 2001. Approximately $6 million will be charged to expense in 2002, including $4.1 million in the first quarter of the year.

       As approved by management, the 2001 plans involve the closure of twelve manufacturing facilities in North America, including five smaller South Carolina facilities that are being consolidated in a new leased facility. The plans also include the elimination of several warehousing, sales and administrative locations worldwide. The consolidations and overhead reductions will result in the elimination of approximately 920 manufacturing and administrative positions, principally in the U.S. and Europe. As of March 31, 2002, approximately 680 positions have been eliminated, including 220 in the first quarter of 2002. The net cash cost of implementing the plans will be approximately $23 million, of which $9.4 million was spent in 2001. An additional $6.4 million was spent in the first quarter of 2002.

       During 2001, the company's management also approved a plan to integrate the operations of EOC and Reform (see Acquisitions) with D-M-E's existing European mold base and components business. The total cost of the integration is currently expected to be approximately $7 million, of which $1.4 million is included in reserves for employee termination benefits and facility exit costs that are being established in the allocations of the EOC and Reform acquisition costs. The remainder is being charged to expense, including $3.4 million in 2001 and $1.4 million in the first quarter of 2002. As approved by management, the plan involves the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 180 manufacturing and administrative positions, of which approximately 125 have been eliminated through March 31, 2002. The total cash cost of the integration plan is expected to be approximately $7 million, of which $1.0 million was spent in 2001. An additional $3.6 million was spent in the first quarter of 2002.

       In total, the company recorded pretax restructuring costs of $5.5 million in the first quarter of 2002, including $4.1 million for the consolidation and cost reduction actions described above and $1.4 million for the EOC and Reform integration. An additional $2 to $3 million will be charged to expense in 2002, principally in the second quarter of the year. Additional cash costs for the restructuring and integration actions for the remainder of 2002 are expected to total approximately $6 to $8 million.

       As presented in the Consolidated Condensed Statement of Earnings for the first quarter of 2002, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

Three Months Ended March 31,

(In millions)	2002

Accruals for termination
benefits and facility exit costs	$.8
Supplemental retirement
benefits	2.1
Costs charged to expense as incurred	1.2

4.1
Costs related to
EOC and Reform integration	1.4

$5.5

       The status of the reserves for the initiatives discussed above as well as certain other reserves that were established in the allocation of the Uniloy acquisition cost in 1999 is summarized in the following tables. To the extent that any unused reserves that were established in the allocation of acquisition cost remain after the completion of the respective actions, those amounts will be applied as reductions of the goodwill arising from the acquisitions.

Restructuring Reserves

	Three Months Ended March 31, 2002

(In millions)	Beginning Balance	Additions	Usage and other	Ending Balance

Uniloy consolidation and EOC and Reform integration
Termination benefits	$4.2	$—	$(1.1)	$3.1
Facility exit costs	.2	—	—	.2

	4.4	—	(1.1)	3.3
Restructuring costs
Termination benefits	13.3	.5	(5.1)	8.7
Facility exit costs	1.5	.3	(.6)	1.2

	14.8	.8	(5.7)	9.9

Total reserves	$19.2	$.8	$(6.8)	$13.2

	Three Months Ended March 31, 2001

(In millions)	Beginning Balance	Additions	Usage and other	Ending Balance

Uniloy consolidation
Termination benefits	$1.4	$—	$(.8)	$.6
Facility exit costs	.2	—	—	.2

	1.6	—	(.8)	.8
Restructuring costs
Termination benefits	.3	—	(.1)	.2
Facility exit costs	.4	—	(.3)	.1

	.7	—	(.4)	.3

Total reserves	$2.3	$—	$(1.2)	$1.1

Acquisitions

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

       All of the 2001 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to total approximately $33 million.

       In February, 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/S which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/S was previously accounted for in the equity method but will now be fully consolidated. The company has annual sales of approximately $4 million.

       Unaudited pro forma sales and earnings information for 2001 and 2002 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Earnings for those years.

Income Taxes
       At December 31, 2001, the company had a U.S. net operating loss carryforward of approximately $24 million related to a portion of the loss the company incurred in the U.S. in 2001. However, as a result of new tax legislation that was signed into law on March 9, 2002, the remainder of the 2001 loss, as well as the company's expected U.S. operating loss for 2002, can now be carried back to prior years. At December 31, 2001, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $170 million, substantially all of which have no expiration dates. Approximately 36% of these non-U.S. loss carryforwards are subject to restrictive covenants under a five-year contractual agreement through 2004 with the tax authorities in Germany. At December 31, 2001, the deferred tax assets related to certain of the non-U.S. loss carryforwards were partially reserved through valuation allowances which totaled approximately $19 million. On May 6, 2002, the company announced that it had entered into a definitive agreement to sell its Widia and Werkö metalcutting tools businesses (see Subsequent Event). Approximately $78 million of the company's non-U.S. net operating loss carryforwards as of December 31, 2001 - including the carryforwards that are subject to the restrictive covenants discussed above - relate to these businesses.

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

       The company's effective tax rate for the first quarter of 2002 was 36% which approximates the U.S. federal statutory rate adjusted for the effects of state and local income taxes and applicable credits. The consolidated effective tax rate of 24% for the first quarter of 2001 was lower than the U.S. federal statutory rate due principally to the reversal of valuation allowances (as discussed above) in certain jurisdictions based on the utilization of net operating loss carryforwards.

Receivables
       The company maintains a receivables purchase agreement with a third party financial institution. As accounts receivable are generated from customer sales made by certain of the company's consolidated U.S. subsidiaries, those receivables are sold to Milacron Commercial Corp. (MCC), a wholly-owned, consolidated subsidiary. MCC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institution. As existing receivables are collected, MCC sells undivided percentage interests in new eligible receivables. Accounts that become 90 days past due are no longer eligible to be sold and the company is at risk for credit losses for which it maintains an allowance for doubtful accounts.

       The current agreement allows the company to receive up to $75 million at a cost of funds linked to commercial paper rates. The receivables purchase agreement expires in 2004; the related liquidity facility backed by the financial institution and three other commercial banks currently requires annual renewals, at their option.

       At March 31, 2002, December 31, 2001, March 31, 2001 and December 31, 2000, the undivided interest in the company's gross accounts receivable that had been sold to the purchaser aggregated $53.6 million, $59.8 million, $71.7 million and $85.0 million, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Condensed Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Goodwill and Other Intangible Assets
       The carrying value of goodwill totaled $410.6 million and $410.8 million at March 31, 2002 and December 31, 2001, respectively. However, as a result of the required transitional impairment reviews required by SFAS No. 142 (see Change in Method of Accounting), the company expects to record a pretax goodwill impairment charge of between $180 million and $210 million ($140 million to $165 million after tax). This charge will be recorded as the cumulative effect of a change in method of accounting when the actual amount is determined in the third quarter of 2002, retroactive to January 1, 2002.

       The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

       The following table presents the effect on net earnings (loss) and basic and diluted earnings (loss) per common share of excluding expense for the amortization of goodwill for all periods presented.

Goodwill Amortization

	Three Months Ended March 31,

(In millions except per-share amounts)	2002	2001

Net earnings (loss) as reported	$(13.1)	$3.5
Goodwill amortization, net of income taxes	—	2.3

Net earnings (loss) excluding goodwill amortization	$(13.1)	$5.8

Basic earnings per common share
Net earnings (loss) as reported	$(.39)	$.10
Goodwill amortization, net of income taxes	—	.07

Net earnings (loss) excluding goodwill amortization	$(.39)	$.17

Diluted earnings per common share
Net earnings (loss) as reported	$(.39)	$.10
Goodwill amortization, net of income taxes	—	.07

Net earnings (loss) excluding goodwill amortization	$(.39)	$.17

Liabilities
       The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	Mar. 31, 2002	Dec. 31, 2001

Accrued salaries, wages and other compensation	$42.9	$45.7
Accrued and deferred income taxes	13.3	10.3
Other accrued expenses	92.0	97.4

	$148.2	$153.4

Long-Term Accrued Liabilities

(In millions)	Mar. 31, 2002	Dec. 31, 2001

Accrued pensions and other compensation	$63.2	$61.6
Accrued postretirement health care benefits	34.9	35.1
Accrued and deferred income taxes	59.4	59.5
Minority shareholders' interests	20.6	25.1
Other	30.2	33.0

	$208.3	$210.3

Long-Term Debt
       The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Mar. 31, 2002	Dec. 31, 2001

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	100.8	103.5
Revolving credit facility	262.4	274.3
Other	24.6	25.3

	502.8	518.1

Less current maturities	(1.5)	(4.8)

	$501.3	$513.3

       As of March 31, 2002, borrowings under the company's revolving credit facility (see Lines of Credit) totaled $324.4 million, of which $262.4 million is included in long-term debt and $62.0 million is included in borrowings under lines of credit in the Consolidated Condensed Balance Sheet. At December 31, 2001, long-term debt included $274.3 million of the total of $326.3 million borrowed under the facility. These amounts have been included in long-term debt are based on the expectation that the borrowings would remain outstanding for more than one year. However, upon the closing of the divestiture of Widia and Werkö, the company now expects to use up to $115 million of the net cash proceeds to repay bank debt which is primarily classified as long-term debt at March 31, 2002 (see Subsequent Event).

       The borrowings included in long-term debt are at variable interest rates, which had a weighted-average of 5.8% at March 31, 2002 and 5.3% at December 31, 2001.

Lines of Credit
       At March 31, 2002, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $436 million, including a $335 million committed revolving credit facility which expires in June, 2005. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. At March 31, 2002, the full $335 million was drawn against the revolving credit facility including outstanding letters of credit of $10 million. The revolving credit facility, which includes certain financial covenants, limits the payment of cash dividends and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions. The company has pledged as collateral for borrowings under the facility the capital stock of its principal direct domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets.

       Effective March 14, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including suspension of the leverage test (ratio of net debt to EBITDA) for the first two quarters of 2002. This covenant becomes effective again for the quarter ending September 30, 2002. Under the terms of the agreement, the maximum borrowing under the facility is currently scheduled to reduce from $335 million to $325 million at June 15, 2002 and $310 million at December 31, 2002. However, the expected repayment of up to $115 million of borrowings using a portion of the proceeds from the divestiture of Widia and Werkö (see Subsequent Event) is expected to result in a permanent reduction in the facility and also thereby satisfy the $15 million reduction at December 31, 2002. The agreement includes a number of financial and other covenants, including those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA and maintain certain ratios of net debt to trailing four quarter EBITDA and (ii) limit the incurrence of new debt. As of March 31, 2002, in addition to $108 million of cash, the company had the ability to borrow $42 million under existing lines of credit other than the revolving credit facility. The facility also allows over $70 million of additional indebtedness from other sources.

       The weighted-average interest rate on borrowings under lines of credit outstanding was 5.8% as of March 31, 2002 and 5.4% as of December 31, 2001.

Shareholders' Equity
       In the first quarter of 2002, a total of 225,100 treasury shares were reissued in connection with grants of restricted shares, stock option exercises and contributions to employee benefit programs. An additional 62,500 shares were reissued in connection with the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 55,639 restricted shares that were granted in prior years.

       In the first quarter of 2001, the company purchased 200,000 treasury shares on the open market at a cost of $3.9 million. A total of 167,500 treasury shares were reissued in the first quarter of 2001 in connection with stock option exercises and the company purchased 172,940 additional shares on the open market for restricted stock grants and stock option exercises in lieu of the use of authorized but unissued shares or treasury shares.

Comprehensive Income (Loss)
       Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the company, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of foreign currency exchange contracts accounted for as cash flow hedges. Total comprehensive income is as follows:

Comprehensive Loss

	Three Months Ended March 31,

(In millions)	2002	2001

Net earnings (loss)	$(13.1)	$3.5
Foreign currency translation adjustments	(3.1)	(3.3)
Cumulative effect of change in method of accounting	—	(.3)
Change in fair value of foreign currency exchange contracts	—	(.2)

Total comprehensive loss	$(16.2)	$(.3)

       At March 31, 2002 and December 31, 2001, the company's accumulated other comprehensive loss consisted almost entirely of foreign currency translation adjustments. Amounts related to foreign currency exchange contracts were insignificant.

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

Organization
       The company has two business segments: plastics technologies and metalworking technologies. Descriptions of the products and services of these business segments are included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the first quarters of 2002 and 2001 are presented in the following table.

	Three Months Ended March 31,

(In millions)	2002	2001

Sales
Plastics technologies	$136.0	$177.2
Metalworking technologies	139.4	161.9

	$275.4	$339.1

Operating earnings
Plastics technologies (a)	$1.1	$9.4
Metalworking technologies (b)	(1.8)	11.2
Restructuring costs (b)	(5.5)	—
Corporate expenses	(3.9)	(4.3)
Other unallocated expenses (c)	(1.0)	(1.8)

Operating earnings	(11.1)	14.5
Interest expense-net	(9.3)	(9.6)

Earnings (loss) before income taxes and minority shareholders' interests	$(20.4)	$4.9

New orders
Plastics technologies	$147.1	$177.6
Metalworking technologies	138.8	166.8

	$285.9	$344.4

(a)	In 2002, operating earnings of the plastics technologies segment includes royalty income of $4.5 million from the licensing of patented technology. In 2001, operating earnings of the plastics technologies segment and the metalworking technologies segment include expense for goodwill amortization of $2.6 million and $.5 million, respectively.
(b)	Of the total restructuring costs in 2002, $5.0 million relates to the plastics technologies segment and $.5 million relates to the metalworking technologies segment.
(c)	Includes financing costs related to the sale of accounts receivable.

Earnings Per Common Share
       Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. In 2001, diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares. In 2002, weighted-average shares assuming dilution excludes the effects of these securities because their inclusion would result in a smaller loss per common share.

Subsequent Event
       On May 6, 2002, the company announced that it had reached a definitive agreement to sell its Widia and Werkö metalcutting tools businesses to Kennametal Inc. for €188 million (approximately $170 million) in cash, subject to post-closing adjustments. The transaction, which is subject to regulatory approval in Germany and certain other closing conditions, is expected to be completed within two to three months, at which time the company expects to report a gain of $10 to $12 million, or $.30 to $.36 per share. After deducting transaction costs, taxes, and the cost to increase the company's ownership interest in Widia India (as discussed below), the net cash proceeds are expected to be approximately $140 million. The sale will enable the company to concentrate its resources and pursue promising growth opportunities in the plastics technologies segment and in its other metalworking technologies businesses. The proceeds of the sale will be used principally to repay bank borrowings, thereby increasing the company's financial flexibility and putting it in a stronger position to take advantage of the eventual economic upturn.

       Headquartered in Essen, Germany, Widia manufactures carbide metalcutting inserts, steel tool holders and carbide die and wear parts and has major manufacturing facilities in Europe and India. In a separate but contingent transaction, the company plans to purchase an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. All of the Widia India shares will be included in the planned transaction. Werkö, which is located in Königsee, Germany, manufactures round metalcutting tools. In 2001, the two businesses, which have approximately 3,400 employees, had combined sales to unaffiliated customers of almost $230 million and earnings before interest, taxes and restructuring costs of $8.4 million. Including restructuring costs of $4.8 million, pretax earnings for 2001 were $3.6 million before interest expense.

       Widia and Werkö are included in the metalworking technologies segment and are expected to be reported as discontinued operations beginning in the second quarter of 2002. Combined operating results for the businesses for the first quarters of 2002 and 2001 are presented in the table that follows. The amounts included therein are preliminary and subject to adjustment.

	Three Months Ended March 31,

(In millions except per-share amounts)	2002	2001

Sales	$52.2	$58.9

Operating earnings (loss)	$(.6)	$4.0
Allocated interest expense	(1.3)	(1.5)

Earnings (loss) before income taxes and minority shareholders' interests	(1.9)	2.5
Provision (benefit) for income taxes	(.7)	.1
Earnings (loss) before minority shareholders' interests	(1.2)	2.4
Minority shareholders' interests in earnings (loss) of subsidiary	(.2)	—

Earnings (loss) from operations to be discontinued	$(1.0)	2.4

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (Unaudited)

Results of Operations
       Milacron operates in two business segments: plastics technologies and metalworking technologies.

Acquisitions
       As discussed in the notes to the consolidated condensed financial statements, Milacron completed three acquisitions in the plastics technologies segment in 2001 which have combined annual sales of approximately $50 million.

Presence Outside the U.S.
       During the last several years, Milacron's growth outside the U.S. has allowed it to become more globally balanced. In 2001, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 28%; Asia 8%; Canada and Mexico 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 2002, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2001. As a result, Milacron experienced unfavorable translation effects on sales and new orders of approximately $6 million. The effect on earnings was not significant.

       Between December 31, 2001 and March 31, 2002, the euro weakened against the dollar by approximately 2.5%. Certain other currencies also weakened in relation to the dollar during the period. In the aggregate, these exchange rate fluctuations resulted in a $3 million reduction in consolidated shareholders' equity due to unfavorable foreign currency translation adjustments.

       If the euro should weaken further against the U.S. dollar in future periods, we will once again experience a negative effect in translating our non-U.S. sales and new orders when compared to historical results.

Significant Accounting Policies and Judgments
       The consolidated condensed financial statements discussed herein have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts that are included therein. The "Management's Discussion and Analysis" section of Milacron's Annual Report on Form 10-K for the year ended December 31, 2001 includes a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to the company's reported financial position and results of operations. Additional accounting policies are described in the "Summary of Significant Accounting Policies" note to the consolidated financial statements included in Milacron's Form 10-K. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes the estimates used in the preparation of the consolidated condensed financial statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Future Divestiture of Businesses
       As discussed more fully in the note to the consolidated condensed financial statements captioned "Subsequent Event," on May 6, 2002, we announced that Milacron had reached a definitive agreement to sell its Widia and Werkö metalcutting tools businesses to an unrelated party. On a combined basis, Widia and Werkö had new orders from unaffiliated customers in the first quarter of 2002 of $49 million and sales of $52 million. In the first quarter of 2001, combined new orders and sales of these businesses were $65 million and $59 million, respectively. Widia and Werkö are expected to be reported as discontinued operations beginning in the second quarter of 2002.

New Orders and Backlog
       Consolidated new orders were $286 million in the first quarter of 2002, a decrease of $58 million, or 17%, in relation to orders of $344 million in 2001. As was the case for much of the second half of 2001, order levels were penalized by low levels of industrial production and capital spending for plastics processing machinery in North America. Currency translation effects reduced orders by $6 million while the 2001 acquisitions contributed an incremental $8 million. While orders for the quarter decreased in relation to the first quarter of 2001, they equaled the $286 million of new business recorded in the fourth quarter of that year. This marks the first time in seven quarters that new business has not decreased, a possible indication that the U.S. manufacturing recession may be ending.

       Orders for plastics technologies products in the first quarter of 2002 were $147 million, a decrease of $31 million, or 17%, in relation to the comparable period of 2001 but only marginally lower than in the fourth quarter of that year. As noted above, the 2001 acquisitions contributed an incremental $8 million of orders in 2002 while currency effects reduced orders by $2 million in relation to 2001. Orders for all of the segment's machinery products - injection molding, extrusion, and blow molding - were penalized by continued low levels of capital spending in North America. Orders for plastics machinery also decreased in Europe but to a lesser degree. Excluding the contribution of the acquisitions, orders for D-M-E mold bases and components and for MRO (maintenance, repair and operating) supplies decreased by approximately 15% in relation to 2001. While order levels for the segment's non-machinery products can be expected to improve as the overall economy begins to recover and production levels increase, orders for plastics processing machinery can be expected to remain at depressed levels until late 2002 or 2003.

       First quarter, 2002 orders for metalworking technologies products were $139 million, which represents a decrease of $28 million from $167 million in the first quarter of 2001 but an increase of $6 million in relation to the fourth quarter of that year. Adverse currency effects penalized orders by $4 million in relation to the first quarter of 2001. Orders for carbide metalcutting tools and tool holders and for round metalcutting tools decreased worldwide but especially in Europe, an indication of increasing economic softness in that region. In North America, order levels for these products decreased to a lesser degree but remained depressed due to low levels of industrial production, particularly in the automotive and industrial machinery industries. Orders for metalworking fluids approximated the levels achieved in 2001.

       U.S. export orders were $20 million in the first quarter of 2002. In the first quarter of 2001, export orders totaled $34 million. The decrease resulted principally from lower export orders for injection molding machines and Uniloy blow molding systems.

       Milacron's backlog of unfilled orders totaled $141 million at March 31, 2002, compared to $130 million at December 31, 2001, and $185 million at March 31, 2001. The increase in relation to December 31, 2001 reflects higher order levels for plastics processing machinery at the end of the first quarter. The decreases in relation to March 31, 2001 are due to continued low order levels for plastics processing machinery and, to a lesser degree, metalworking technologies products.

Sales
       Consolidated sales in the first quarter of 2002 were $275 million, which represents a $64 million, or 19%, decrease from $339 million in 2001. The 2001 acquisitions contributed $8 million of incremental sales while currency translation effects reduced reported sales by $6 million. The same factors that caused the reduction in new orders - low levels of industrial production and the related reduction in capital spending - were the principal reasons for the decrease in sales.

       In the plastics technologies segment, sales were $136 million in the first quarter of 2002 compared to $177 million in the same period of 2001. This represents a decrease of $41 million, or 23%, despite the $8 million contribution of the 2001 acquisitions. Currency effects penalized reported sales by $2 million. The decline in the segment's sales reflects continued low levels of capital spending by customers for our machinery products, particularly in North America. Excluding the effects of the acquisitions, sales of D-M-E mold bases and components also decreased both in North America and in Europe due to low levels of industrial production and capacity utilization in the plastics processing industry.

       Sales of metalworking technologies products decreased by $23 million, or 14%, from $162 million in 2001 to $139 million in 2002. However, the segment's sales for the first quarter approximated the level achieved in the fourth quarter of 2001. Currency translation effects accounted for more than 15% of the decrease in relation to the first quarter of 2001. In 2002, shipment levels were penalized by continued soft demand - particularly from the automotive, electronics and industrial machinery industries - that has resulted from depressed levels of industrial production. Sales of carbide metalcutting tools and tool holders decreased in both North America and Europe while shipments of round metalcutting tools also decreased worldwide. In North America, sales of grinding wheels remained at low levels and worldwide shipments of metalworking fluids approximated 2001 levels.

       Export sales were $19 million in the first quarter of 2002 compared to $33 million in 2001. As was the case for export orders, the decrease resulted from lower export shipments of injection molding machines and Uniloy products.

       Sales of both segments to non-U.S. markets, including exports, totaled $127 million in the first quarter of 2002, compared to $147 million in 2001. In 2002 and 2001, products manufactured outside the U.S. approximated 43% and 39% of sales, respectively, while products sold outside the U.S. approximated 46% and 43% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings (Loss)
       The consolidated manufacturing margin for the first quarter of 2002 was 16.7% compared to 23.4% in the comparable period of 2001. Low sales volume and underabsorption of manufacturing costs that resulted in part from our focus on inventory reductions penalized the margins of both segments. In response to the general economic slowdown, we have continued to adjust production levels to meet demand and implemented stringent cost control measures. In the first half of 2001 we eliminated approximately 750 positions in North America due to low order levels. In the third and fourth quarters of that year, we implemented plans to consolidate manufacturing operations and further reduce the company's cost structure (see Restructuring Costs). These actions are expected to result in the elimination of approximately 1,100 additional positions, primarily in North America and Europe. In 2001, we also introduced Six Sigma and Lean techniques throughout our operations which has led to reduced cycle times and working capital requirements and to additional cost savings.

       Excluding restructuring costs, the plastics technologies segment had operating earnings of $1.1 million, or .8% of sales, in the first quarter of 2002, compared to earnings of $9.4 million, or 5.3% of sales, in the first quarter of 2001. However, even excluding the royalty income that is discussed below, the segment's results improved in relation to the fourth quarter of 2001 when it incurred a loss of $10.2 million. The decrease in relation to the first quarter of 2001 is a direct result of continued low sales volume caused by depressed economic conditions and the related reduction in capital spending in the plastics processing industry. In 2001, the segment's earnings include goodwill amortization expense of $2.6 million. As discussed in the notes to the consolidated condensed financial statements, goodwill is no longer permitted to be amortized beginning in 2002. The segment's results for 2002 include $4.5 million of royalty income from the licensing of patented technology. While we intend to pursue other opportunities to license our proprietary intellectual property, our operating plans for the remainder of 2002 do not include any additional revenue from these types of arrangements.

       Excluding restructuring costs, the metalworking technologies segment had an operating loss of $1.8 million, or 1.3% of sales, in the first quarter of 2002, compared to earnings of $11.2 million, or 6.9% of sales, in 2001. The amount for 2001 includes goodwill amortization expense of $.5 million. Operating earnings for metalworking fluids approximated the results of the prior year but earnings for carbide metalcutting tools and round tools decreased both in North America and Europe as a result of lower sales volume and underabsorption of manufacturing costs.

       Total selling and administrative expense was $55.8 million in the first quarter of 2002 compared to $63.0 million in 2001. Selling expense decreased in amount from $54.0 million to $48.1 million due to lower variable expense that resulted from lower sales volume but increased as a percentage of sales from 15.9% to 17.5%. Administrative expense decreased by $1.3 million due in part to our aggressive cost reduction measures.

       Other expense-net decreased from expense of $2.0 million in the first quarter of 2001 to a net credit of $4.2 million in 2002. The amount for 2002 includes the previously mentioned royalty income of $4.5 million. In 2001, other expense included goodwill amortization cost of $3.1 million.

       Interest expense-net, decreased slightly in the first quarter of 2002 due to lower short-term interest rates. However, the benefits of lower rates were partially offset by higher average debt levels.

Restructuring Costs
       As discussed more fully in the notes to the consolidated condensed financial statements, in the third and fourth quarters of 2001, we implemented plans to consolidate manufacturing operations and reduce Milacron's cost structure. These plans are expected to result in pretax charges to earnings of approximately $33 million, including $27.0 million in 2001 and $4.1 million in the first quarter of 2002. The remainder will be expensed later in 2002, principally in the second quarter. In 2001, we also initiated a plan to integrate the operations of EOC and Reform, both of which were acquired in the second quarter of that year, with our existing D-M-E mold base and components business in Europe. The total cost of completing the integration is expected to be approximately $7 million, of which $1.4 million is included in reserves for employee termination benefits and facility exit costs that are being established in the allocations of the EOC and Reform acquisition costs. The remainder is being charged to expense, including $3.4 million in 2001 and $1.4 million in the first quarter of 2002. Additional costs totaling approximately $1 million will be expensed later in 2002.

       In total, Milacron recorded pretax restructuring costs of $5.5 million in the first quarter of 2002. Additional charges of $2 to $3 million will be recorded later in the year. Cash costs for the restructuring actions and the integration were $10.0 million in the first quarter of 2002 and are expected to total approximately $6 to $8 million for the remainder of the year. A majority of the remaining 2002 amount will be spent in the second quarter. In the aggregate, the actions completed to date resulted in cost savings in the first quarter of 2002 of approximately $9 million when compared to the first quarter of 2001. It is expected that annual savings will ultimately total in excess of $40 million when all of the initiatives contemplated by the plans are complete.

Earnings (Loss) Before Income Taxes and Minority Shareholders' Interests
       In the first quarter of 2002, Milacron had a pretax loss of $20.4 million which includes $5.5 million of pretax restructuring costs. Excluding restructuring, the loss for the quarter was $14.9 million compared to earnings of $4.9 million in 2001. The amount for 2001 is net of $3.1 million of goodwill amortization expense. The adverse comparison to the prior year resulted from low sales volume and the related underabsorption of costs in both segments due to the general economic slowdown that began early in 2001 but became significantly more severe in the second half of the year. These soft market conditions have continued to penalize earnings in 2002 but the restructuring and cost reduction initiatives discussed above have begun to mitigate their effects to some degree. In this regard, Milacron's pretax loss before restructuring costs in the fourth quarter of 2001 was $26.4 million. Excluding both restructuring and goodwill amortization, the fourth quarter loss was $23.2 million. By comparison, the loss for the first quarter of 2002 was $14.9 million, or $19.4 million after excluding the aforementioned royalty income.

Income Taxes
       Milacron's consolidated effective tax rate for the first quarter of 2002 was 36% which approximates the U.S. federal statutory rate adjusted for state and local income taxes and applicable credits. The effective rate for continuing operations for the full year is currently expected to be approximately 35% to 37%.

       Milacron entered both 2002 and 2001 with significant net operating loss carryforwards in certain non-U.S. jurisdictions. The deferred tax assets related to certain of the non-U.S. loss carryforwards were reserved through valuation allowances which serve to reduce their carrying values to amounts reasonably expected to be realized as tax savings in the future. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. Milacron's effective tax rate for the first quarter of 2001 was less than the federal statutory rate due principally to such adjustments of valuation allowances.

Net Earnings (Loss)
       For the first quarter of 2002, Milacron had a net loss of $13.1 million, or $.39 per share (diluted), compared to net earnings of $3.5 million, or $.10 per share (diluted), in 2001. The amount for 2002 includes after-tax restructuring costs of $3.5 million, or $.10 per share, while net earnings for 2001 included after-tax expense for goodwill amortization of $2.3 million, or $.07 per share. Excluding these items, the company's loss for 2002 was $9.6 million, or $.29 per share, compared to earnings of $5.8 million, or $.17 per share in 2001.

       The net loss for first quarter of 2002 includes a loss of $1.0 million related to Widia and Werkö. In the comparable period of 2001, these businesses had earnings of $2.4 million. Widia and Werkö are expected to be reported as discontinued operations beginning in the second quarter of 2002.

Market Risk

Foreign Currency Exchange Rate Risk
       Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At March 31, 2002, Milacron had outstanding forward contracts totaling $.8 million compared to $2.8 million at December 31, 2001, and $17.6 million at March 31, 2001. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at March 31, 2002 or March 31, 2001 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
       At March 31, 2002, Milacron had fixed interest rate debt of $226 million, including $115 million of 8 3/8% Notes due May 15, 2004, and €115 million ($101 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $361 million, with interest fluctuating based primarily on changes in LIBOR. At March 31, 2001 and December 31, 2001, fixed rate debt totaled $225 million and $228 million, respectively, and floating rate debt totaled $314 million and $376 million, respectively. We also sell up to $75 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $2.2 million at March 31, 2002, $2.1 million at December 31, 2001 and $2.4 million at March 31, 2001.

Liquidity and Sources of Capital
       At March 31, 2002, Milacron had cash and cash equivalents of $108 million, a decrease of $2 million from December 31, 2001.

       Operating activities provided $13 million of cash in the first quarter of 2002 compared to $62 million of cash used in 2001. The positive cash flow for 2002 resulted principally from a significant reduction in inventories due to our aggressive working capital reduction program and was achieved despite a $6 million reduction in the amount of accounts receivable sold under our receivables purchase agreement and cash restructuring costs of $10 million. In 2001, increases in inventories used $28 million of cash and a reduction in the amount of receivables sold used an additional $13 million of cash shortfall in the quarter.

       In the first quarter of 2002, investing activities resulted in a $2 million use of cash compared to a $6 million use of cash in 2001. The amount for 2002 includes $4 million for capital expenditures and $2 million for acquisitions, the combined effects of which were partially offset by the proceeds from the sale and operating leaseback of equipment. The amount for 2001 relates principally to capital expenditures.

       Financing activities used $12 million of cash in the first quarter of 2002, compared to $58 million of cash provided in 2001. The use of cash in 2002 was due almost entirely to repayments of bank borrowings whereas additional borrowings net of repayments provided $66 million of cash in 2001.

       Milacron's current ratio was 1.9 at March 31, 2002 and December 31, 2001 compared to 1.6 at March 31, 2001.

       Total debt was $586 million at March 31, 2002, representing a decrease of $18 million from $604 million at December 31, 2001. The decrease resulted principally from repayments of bank borrowings.

       Total shareholders' equity was $420 million at March 31, 2002, a decrease of $15 million from December 31, 2001. The decrease resulted from the net loss incurred for the first quarter and, to a lesser degree, from foreign currency translation adjustments.

       The company's debt obligations for the remainder of 2002 and beyond are shown in the table that follows. Obligations under operating leases are not significantly different from the amounts reported in Milacron's Annual Report on Form 10-K for the year ended December 31, 2001.

Debt Obligations

(In millions)	2002	2003	2004	2005	After 2005

Long-term debt	$1.5	$3.9	$116.5	$105.2	$13.3
Revolving credit facility	24.6	—	—	299.8	—
Other lines of credit	7.0	—	—	—	—

Total debt obligations	$33.1	$3.9	$116.5	$405.0	$13.3

      Note:  For 2002, the above table excludes $37.4 million of borrowings under the revolving credit facility and $14.4 million of borrowings under other lines of credit that the company may, but is not currently obligated to, repay in 2002. These amounts are included in current liabilities in the Consolidated Condensed Balance Sheet at March 31, 2002.

       Our ability to satisfy our 2002 obligations and other liquidity needs is a function of a number of factors, the most important of which include: our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our receivables purchase agreement, the cash cost of our restructuring program and our cash flow from operating activities.

       At March 31, 2002 we had cash and cash equivalents of approximately $108 million.

       At March 31, 2002, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $436 million, including a $335 million committed revolving credit facility. At March 31, 2002, the full $335 million was drawn against the facility, including outstanding letters of credit of $10 million. The facility matures in June, 2005 and includes a number of financial covenants.

       Effective March 14, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including suspension of the leverage test (ratio of net debt to EBITDA, in both cases, as defined below) for the first two quarters of 2002. The leverage test will be applicable for the third quarter of 2002 and thereafter. Under the terms of the agreement, the maximum borrowing under the facility reduces from $335 million to $325 million at June 15, 2002 and $310 million at December 31, 2002. The agreement includes a number of financial and other covenants, including those which (i) require Milacron to achieve specified minimum levels of quarterly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) and maintain certain ratios of net debt (debt less cash and cash equivalents) to trailing four quarter EBITDA and (ii) limit the incurrence of new debt. At March 31, 2002, Milacron was in compliance with these covenants.

       As of March 31, 2002, in addition to $108 million of cash, the company has the ability to borrow $42 million under existing lines of credit (other than the revolving credit facility) and over $70 million from other sources.

       For 2002, the company's significant cost cutting actions coupled with an expected modest, gradual improvement in business conditions cause the company to believe that operating earnings will increase, which should allow us to continue to meet the covenants. However, if unforeseen market conditions develop or the company is otherwise unable to meet the covenants, it is possible that it would not be in compliance. In that event, we would attempt to renegotiate the covenants with the bank group to assure compliance. However, our lenders' actions are not controllable by us and if the renegotiations were not successful, the company could be placed in default under the agreement, which would allow the lenders to declare the outstanding borrowings currently due and collectible. In addition, due to cross-default provisions in Milacron's other agreements, over 90% of our other debt could become payable in full and our receivables purchase program (as discussed below) could be terminated if we were in default under the credit facility. Were these events to occur, we would experience a material adverse impact on our reported liquidity, financial position and results of operations.

       In addition to the revolving credit facility, as of March 31, 2002 we had a number of other credit lines totaling $101 million, of which $59 million was used and $42 million was unused. During the first quarter of 2002, we repaid approximately $12 million of borrowings that were outstanding at December 31, 2001 and expect to repay an additional $17 million in the second quarter. Under the terms of the revolving credit facility as amended, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources. For quarters beginning subsequent to June 30, 2002, the company's borrowing capacity is also limited by a leverage test based on future levels of EBITDA. The company will first be required to be in compliance with the leverage test as of September 30, 2002. The company expects to be in compliance with this covenant when it becomes effective, and based on current expectations, it is not expected to have a significant effect on our additional borrowing capacity.

       Another important source of liquidity is our accounts receivable purchase program. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program for the foreseeable future. At March 31, 2002, only $54 million of the $75 million facility was utilized due to the low level of accounts receivable that resulted from lower sales volume. As the amount of eligible accounts receivable increases due to improved business conditions, we expect to utilize the remaining availability under the facility.

       Milacron expects to generate positive cash flow from operating activities in 2002 despite the use of approximately $20 million of cash to complete the restructuring program that was initiated in the third quarter of 2001. We also expect to use $28 million of cash for capital expenditures.

       Assuming there is no further significant deterioration in the markets we serve, we believe that Milacron's current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company's operating and capital requirements for the remainder of 2002.

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
  Milacron's continued ability to borrow under its lines of credit and sell accounts receivable under its receivables purchase agreement;
  fluctuations in interest rates which affect the cost of borrowing under Milacron's lines of credit and financing costs related to the sale of domestic accounts receivable;
  production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron's plastics technologies products, steel, oil, cobalt, tungsten, tantalum carbide and industrial grains used in the production of metalworking products;
  lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;
  customer acceptance of new products introduced during 2001 and 2002;
  any major disruption in production at key customer or supplier facilities or at Milacron's facilities;
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

Item 3. Quantitative and Qualitative
Disclosures about Market Risk

       The information required by Item 3 is included in Item 2 on page 16 of this Form 10-Q.

18-19

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
— A current report on Form 8-K, Items 5, 7 and 9, dated February 12, 2002, was filed concerning the company's press release regarding earnings for the fourth quarter, 2001.
— A current report on Form 8-K, Items 5, 7 and 9 dated March 14, 2002, was filed concerning the completion of Amendment Number Six to the company's Amended and Restated Revolving Credit Agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	May 14, 2002	By:	/s/Jerome L. Fedders

Jerome L. Fedders Controller

Date:	May 14, 2002	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Form 10-Q for quarter ended March 31, 2001.
	10.4	Milacron 2002 Short-Term Management Incentive Plan — Filed herewith.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
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
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent.
— Incorporated by reference to the company's Form 8-K
dated October 15, 2001.
10.23	Amendment Number Six dated as of September 30, 2001 to the Amended and
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking GmbH, Milacron B.V., the lenders listed
therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent.
— Incorporated by reference to the company's Form 8-K
dated March 14, 2002.
	10.24	Stock Purchase Agreement, dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc. — Incorporated by reference to the company's Form 8-K dated May 3, 2002.
	10.25	Success Fee Grant to James R. Christie related to the sale of Widia operations. — Filed herewith.
11.	Statement Regarding Computation of Per-Share Earnings		25
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