Form 10-Q
period 2002-06-30
MILACRON INC
filed 2002-08-13
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarter ended June 30, 2002.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 8, 2002: 33,744,829

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions, except share and per-share amounts)	2002	2001	2002	2001

Sales	$187.8	$212.1	$363.1	$436.4
Cost of products sold	155.2	175.8	305.9	354.5

Manufacturing margins	32.6	36.3	57.2	81.9

Other costs and expenses
Selling and administrative	33.5	35.7	65.0	71.6
Restructuring costs	3.3	—	8.5	—
Other expense (income)-net	2.4	2.3	(1.1)	5.3

Total other costs and expenses	39.2	38.0	72.4	76.9

Operating earnings (loss)	(6.6)	(1.7)	(15.2)	5.0

Interest
Income	.5	.4	.9	1.0
Expense	(7.1)	(6.5)	(13.6)	(12.7)

Interest-net	(6.6)	(6.1)	(12.7)	(11.7)

Loss from continuing operations before income taxes and minority shareholders' interests	(13.2)	(7.8)	(27.9)	(6.7)

Benefit for income taxes	(4.2)	(7.1)	(9.5)	(6.6)

Loss from continuing operations before minority shareholders' interests	(9.0)	(.7)	(18.4)	(.1)

Minority shareholders' interests in earnings of subsidiaries	.2	.1	.4	.3

Loss from continuing operations	(9.2)	(.8)	(18.8)	(.4)

Discontinued operations net of income taxes
Earnings (loss) from operations	(6.6)	1.9	(10.1)	5.0
Loss on anticipated sale of Widia and Werkö	(15.3)	—	(15.3)	—

Total discontinued operations	(21.9)	1.9	(25.4)	5.0

Net earnings (loss)	$(31.1)	$1.1	$(44.2)	$4.6

Earnings (loss) per common share
Basic
Continuing operations	$(.28)	$(.03)	$(.57)	$(.02)
Discontined operations	(.65)	.06	(.75)	.15

Net earnings (loss)	$(.93)	$.03	$(1.32)	$.13

Diluted
Continuing operations	$(.28)	$(.03)	$(.57)	$(.02)
Discontined operations	(.65)	.06	(.75)	.15

Net earnings (loss)	$(.93)	$.03	$(1.32)	$.13

Dividends per common share	$.01	$.12	$.02	$.24

Weighted average common shares outstanding assuming dilution (in thousands)	33,484	33,185	33,442	33,205

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	June 30, 2002	Dec. 31, 2001

Assets
Current assets
Cash and cash equivalents	$75.3	$90.4
Notes and accounts receivable, less allowance of $12.2 in 2002 and $10.7 in 2001	89.0	89.7
Inventories
Raw materials	33.3	31.8
Work-in-process and finished parts	104.8	118.7
Finished products	38.2	51.6

Total inventories	176.3	202.1
Other current assets	67.5	59.8

Total current assets of continuing operations	408.1	442.0
Assets of discontinued operations	370.0	377.0

Total current assets	778.1	819.0
Property, plant and equipment - net	181.5	194.5
Goodwill	395.4	382.9
Other noncurrent assets	121.9	115.9

Total assets	$1,476.9	$1,512.3

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$48.2	$71.7
Long-term debt due within one year	2.0	4.3
Trade accounts payable	64.1	62.9
Advance billings and deposits	14.8	17.0
Accrued and other current liabilities	103.4	107.6

Total current liabilities of continuing operations	232.5	263.5
Liabilities of discontinued operations	161.1	157.8

Total current liabilities	393.6	421.3
Long-term accrued liabilities	153.6	151.8
Long-term debt	516.2	504.3

Total liabilities	1,063.4	1,077.4
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.7 in 2002 and 33.5 in 2001)	33.7	33.5
Capital in excess of par value	283.2	281.4
Reinvested earnings	120.1	165.0
Accumulated other comprehensive loss	(29.5)	(51.0)

Total shareholders' equity	413.5	434.9

Total liabilities and shareholders' equity	$1,476.9	$1,512.3

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(31.1)	$1.1	$(44.2)	$4.6
Operating activities providing (using) cash
Loss (earnings) from discontinued operations	6.6	(1.9)	10.1	(5.0)
Loss on anticipated sale of Widia and Werkö	15.3	—	15.3	—
Depreciation	6.6	7.3	13.4	14.4
Amortization of goodwill	—	3.2	—	6.3
Restructuring costs	3.3	—	8.5	—
Deferred income taxes	—	12.1	(1.5)	10.3
Working capital changes
Notes and accounts receivable	(.5)	20.7	7.0	26.8
Inventories	11.7	11.2	27.2	(13.8)
Other current assets	(1.1)	(1.7)	.1	(.1)
Trade accounts payable	.3	(10.3)	(.4)	(26.9)
Other current liabilities	(4.7)	(28.0)	(9.2)	(48.8)
Increase in other noncurrent assets	(3.3)	(5.4)	(3.8)	(11.6)
Increase (decrease) in long-term accrued liabilities	.5	—	(.8)	.6
Other-net	1.2	(1.5)	2.0	(2.1)

Net cash provided (used) by operating activities	4.8	6.8	23.7	(45.3)
Investing activities cash flows
Capital expenditures	(1.6)	(5.4)	(3.6)	(8.8)
Net disposals of property, plant and equipment	1.8	3.9	5.6	4.2
Acquisitions	—	(28.6)	(1.9)	(28.6)

Net cash provided (used) by investing activities	.2	(30.1)	.1	(33.2)
Financing activities cash flows
Dividends paid	(.4)	(4.0)	(.8)	(8.1)
Issuance of long-term debt	11.5	5.4	11.5	5.4
Repayment of long-term debt	(.3)	(.4)	(.6)	(3.9)
Increase (decrease) in borrowings under lines of credit	(34.0)	24.6	(44.9)	89.2
Issuance of common shares	—	—	.4	4.1
Purchase of treasury and other common shares	—	—	—	(7.7)

Net cash provided (used) by financing activities	(23.2)	25.6	(34.4)	79.0
Effect of exchange rate fluctuations on cash and cash equivalents	2.3	(.2)	1.7	(.7)
Cash flows related to discontinued operations	(8.4)	(.7)	(6.2)	(6.2)

Increase (decrease) in cash and cash equivalents	(24.3)	1.4	(15.1)	(6.4)
Cash and cash equivalents at beginning of period	99.6	26.3	90.4	34.1

Cash and cash equivalents at end of period	$75.3	$27.7	$75.3	$27.7

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Basis of Presentation
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the notes captioned "Discontinued Operations" and "Restructuring Costs," necessary to present fairly the company's financial position, results of operations and cash flows.

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

Change in Method of Accounting
      Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under this standard, goodwill and certain other intangible assets are no longer amortized but rather are reviewed periodically for impairment. Application of the standard's nonamortization provisions resulted in an increase in pretax earnings from continuing operations of approximately $3.0 million ($2.2 million after tax) in the second quarter of 2002 and $5.9 million ($4.3 million after tax) for the six months ended June 30, 2002.

      During 2002, the company will complete the transitional reviews of the recorded balances of goodwill and certain other intangible assets as of January 1, 2002 that are required by SFAS No. 142. Based on preliminary evaluations, these reviews are expected to result in a non-cash pretax goodwill impairment charge of between $180 million and $210 million ($140 million and $165 million after tax, or $4.20 to $4.95 per share). This charge will be recorded as the cumulative effect of a change in method of accounting as of the beginning of 2002 when the actual amount is determined by the fourth quarter of 2002.

Discontinued Operations
      On May 6, 2002, the company announced that it had reached a definitive agreement to sell its Widia and Werkö metalcutting tools businesses to Kennametal, Inc. for €188 million in cash (approximately $184 million as of June 30, 2002), subject to post-closing adjustments. After deducting transaction costs and the cost to increase the company's ownership interest in Widia India (as discussed below), the net cash proceeds from the sale are expected to be approximately $150 million, most of which will be used to repay bank borrowings. Completion of the sale is expected to result in an after-tax loss of approximately $15 million, or $.46 per share, which has been recorded in the second quarter of 2002 as the estimated loss on the sale of Widia and Werkö. Approximately $13 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that have been recorded since the acquisition of Widia in 1995. The transaction is expected to close in the third quarter of 2002.

      Headquartered in Essen, Germany, Widia manufactures carbide metalcutting inserts, steel tool holders and carbide die and wear parts through major manufacturing facilities in Europe and India. In a separate but contingent transaction, the company will purchase an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares will be included in the planned transaction. Werkö, which is located in Königsee, Germany, manufactures round metalcutting tools.

      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash, subject to post-closing adjustments. The transaction had originally been announced on June 18, 2002. After deducting transaction costs and related expenses, the net cash proceeds from the sale are expected to be approximately $150 million. A majority of cash received at closing has been used to repay bank borrowings. The company expects to record an estimated after-tax gain on the sale of $27 to $30 million, or $.80 to $.90 per share, in the third quarter of 2002. Valenite manufactures carbide metalcutting inserts, steel toolholders and carbide die and wear parts through major facilities in Michigan, Texas and South Carolina.

      Widia, Werkö and Valenite are being sold in connection with the company's recently announced strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. All three businesses that are being sold were previously included in the metalworking technologies segment and are reported as discontinued operations in the consolidated condensed financial statements beginning in the second quarter of 2002. The consolidated condensed financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for discontinued operations are presented in the following table.

Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Sales	$103.1	$111.1	$203.1	$225.9

Operating earnings (loss)	(5.6)	6.4	(8.2)	14.2
Allocated interest expense	(3.6)	(3.4)	(6.8)	(7.3)

Earnings (loss) before income taxes and minority shareholders' interests	(9.2)	3.0	(15.0)	6.9
Provision (benefit) for income taxes	(1.7)	.3	(3.8)	1.0

Earnings (loss) before minority shareholders' interests	(7.5)	2.7	(11.2)	5.9
Minority shareholders' interests	(.9)	.8	(1.1)	.9

Earnings (loss) from discontinued operations	$(6.6)	$1.9	$(10.1)	$5.0

      As reflected in the preceding table, allocated interest expense includes interest on debt to be assumed by the respective buyers, interest on borrowings that are required to be repaid using a portion of the proceeds from the transactions, and an allocated portion of other consolidated interest expense based on the ratio of net assets being sold to consolidated assets.

      The major classes of assets and liabilities of discontinued operations in the Consolidated Condensed Balance Sheets are as follows:

Assets and Liabilities of Discontinued Operations

(In millions)	June 30, 2002	Dec. 31, 2001

Cash and cash equivalents	$8.8	$20.1
Notes and accounts receivable	78.3	65.3
Inventories	108.6	116.4
Other current assets	16.8	16.2
Property, plant and equipment-net	99.6	101.0
Goodwill and other noncurrent assets	57.9	58.0

Total assets	370.0	377.0
Amounts payable to banks and current portion of long-term debt	15.1	14.2
Trade accounts payable	28.8	29.8
Other current liabilities	52.8	46.3
Long-term debt	9.1	9.0
Long-term accrued liabilities and minority shareholders' interests	55.3	58.5

Total liabilities	161.1	157.8

Net Assets	$208.9	$219.2

Restructuring Costs
      As discussed more fully in the "Restructuring Costs" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001, in the third and fourth quarters of 2001 the company's management formally approved plans to consolidate certain manufacturing operations and reduce its cost structure. Implementation of these plans is expected to result in pretax charges to earnings from continuing operations of approximately $26 million, of which $20.3 million was recorded in 2001. Approximately $6 million will be charged to expense in continuing operations during 2002, including $4.7 million in the first two quarters of the year. In addition to the amounts related to continuing operations, the company's discontinued operations recorded restructuring charges of $6.7 million in the third and fourth quarters of 2001 and $1.0 million in the first two quarters of 2002.

      As they relate to continuing operations, the 2001 plans involve the closure of six manufacturing facilities in North America and the elimination of several warehousing, sales and administrative locations worldwide. The consolidations and overhead reductions will result in the elimination of approximately 520 manufacturing and administrative positions within the company's continuing operations, principally in the U.S. and Europe. As of June 30, 2002, approximately 470 positions have been eliminated, including 190 in the first two quarters of 2002. The net cash cost of implementing the plans related to continuing operations will be approximately $14 million, which is net of the expected proceeds from the sale of two closed facilities in the second half of 2002. Of the total cash cost, $7.5 million was spent in 2001 and an additional $5.5 million was spent in the first two quarters of 2002.

      During 2001, the company's management also approved a plan to integrate the operations of EOC and Reform (see Acquisitions) with D-M-E's existing European mold base and components business. The total cost of the integration is currently expected to be approximately $9 million, of which $1.2 million is included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder is being charged to expense, including $3.4 million in 2001 and $3.8 million in the first two quarters of 2002. As approved by management, the plan involves the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 200 manufacturing and administrative positions, of which approximately 175 have been eliminated through June 30, 2002. The total cash cost of the integration plan is expected to be approximately $9 million, of which $1.1 million was spent in 2001. An additional $6.2 million was spent in the first two quarters of 2002.

      In connection with the plans initiated in 2001, the company recorded additional pretax restructuring costs related to continuing operations of $8.5 million in the first two quarters of 2002. An additional $1 to $2 million will be charged to expense for these plans later in 2002. Additional cash costs for the restructuring and integration actions for the remainder of 2002 are expected to total approximately $2 to $3 million.

      Early in the third quarter of 2002, the company's management approved plans to extend the restructuring actions initiated in 2001 for the purpose of further reducing the company's cost structure in certain businesses and to reduce administrative costs as a result of the disposition of Widia, Werkö and Valenite. These additional actions are expected to result in incremental restructuring costs in the second half of 2002 of approximately $4 to $6 million which is in addition to the amounts discussed above.

      As presented in the Consolidated Condensed Statements of Earnings for the second quarter of 2002 and the six months ended June 30, 2002, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

	Three Months Ended June 30,	Six Months Ended June 30,

(In millions)	2002	2002

Accruals for termination benefits and facility exit costs	$—	$.8
Supplemental retirement benefits	—	2.1
Costs charged to expense as incurred	.9	1.8

	.9	4.7
Costs related to EOC and Reform integrations	2.4	3.8

	$3.3	$8.5

      The status of the reserves for the initiatives discussed above as well as certain other reserves that were established in the allocation of the Uniloy acquisition cost is summarized in the following tables. To the extent that any unused reserves that were established in allocation cost remain after the completion of the respective actions, those amounts will be applied as reductions of the goodwill arising from the acquisitions.

Restructuring Reserves

	Three Months Ended June 30, 2002				Six Months Ended June 30, 2002

(In millions)	Beginning Balance	Addi- tions	Usage	Ending Balance	Beginning Balance	Addi- tions	Usage	Ending Balance

Uniloy consolidation and EOC and Reform integration
Termination benefits	$3.1	$.7	$(.8)	$3.0	$4.2	$.7	$(1.9)	$3.0
Facility exit costs	.2	—	—	.2	.2	—	—	.2

	3.3	.7	(.8)	3.2	4.4	.7	(1.9)	3.2
Restructuring costs related to continuing operations
Termination benefits	4.0	—	(1.3)	2.7	7.3	.3	(4.9)	2.7
Facility exit costs	1.0	—	(.5)	.5	1.2	.3	(1.0)	.5

	5.0	—	(1.8)	3.2	8.5	.6	(5.9)	3.2

Total reserves related to continuing operations	$8.3	$.7	$(2.6)	$6.4	$12.9	$1.3	$(7.8)	$6.4

	Three Months Ended June 30, 2001				Six Months Ended June 30, 2001

	Beginning Balance	Addi- tions	Usage	Ending Balance	Beginning Balance	Addi- tions	Usage	Ending Balance

Uniloy consolidation
Termination benefits	$.6	$—	$(.1)	$.5	$1.4	$—	$(.9)	$.5
Facility exit costs	.2	—	(.1)	.1	.2	—	(.1)	.1

	.8	—	(.2)	.6	1.6	—	(1.0)	.6
Restructuring costs related to continuing operations
Termination benefits	.1	—	(.1)	—	.2	—	(.2)	—
Facility exit costs	—	—	—	—	.3	—	(.3)	—

	.1	—	(.1)	—	.5	—	(.5)	—

Total reserves related to continuing operations	$.9	$—	$(.3)	$.6	$2.1	$—	$(1.5)	$.6

      Restructuring reserves related to discontinued operations, which are included in the line captioned "Liabilities of discontinued operations" in the Consolidated Condensed Balance Sheets, were $4.2 million at June 30, 2002, $4.9 million at March 31, 2002 and $6.3 million at December 31, 2001. The amounts for the comparable dates in the prior year were not material.

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

      All of the 2001 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, is expected to be approximately $35 million.

      In February, 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/S was previously accounted for on the equity method but is now fully consolidated in 2002. The company has annual sales of approximately $4 million.

      Unaudited pro forma sales and earnings information for 2001 and 2002 is not presented because the amounts would not vary significantly from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Earnings for those years.

Income Taxes
      At December 31, 2001, the company had a U.S. net operating loss carryforward of approximately $24 million related to a portion of the loss the company incurred in the U.S. in 2001. However, as a result of the "Job Creation and Worker Assistance Act of 2002" that was signed into law on March 9, 2002, the entire 2001 operating loss can now be carried back to prior years. At December 31, 2001, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $170 million, substantially all of which have no expiration dates. Approximately $82 million of these net operating loss carryforwards related to Widia and Werkö which are presented as discontinued operations beginning in the second quarter of 2002. At December 31, 2001, the deferred tax assets related to certain of the non-U.S. loss carryforwards were partially reserved through valuation allowances which totaled approximately $19 million, of which $1 million related to discontinued operations.

      The company reviews valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. The principal focus of this review is to determine the expected utilization of net operating loss carryforwards during the current year and in future years. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's effective tax rate.

      The company's income tax benefit related to its second quarter, 2002 loss from continuing operations was 31.8%, which is less than the U.S. federal statutory rate adjusted for state and local income taxes due to expense from the establishment of valuation allowances (as discussed above) in certain non-U.S. jurisdictions. The effect of establishing valuation allowances was partially offset by a $1.3 million adjustment of income tax reserves to better reflect revised estimates of actual liabilities. The consolidated tax benefit from continuing operations of 91% in the second quarter of 2001 was higher than the U.S. Federal statutory rate due principally to the reversal of valuation allowances in certain jurisdictions based on the utilization of net operating loss carryforwards.

Receivables
      The company maintains a receivables purchase agreement with a third party financial institution. As accounts receivable are generated from customer sales made by certain of the company's consolidated U.S. subsidiaries, those receivables are sold to Milacron Commercial Corp. (MCC), a wholly-owned, consolidated subsidiary. MCC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institution. As existing receivables are collected, MCC sells undivided percentage interests in new eligible receivables. Accounts that become 60 days past due are no longer eligible to be sold and the company is at risk for credit losses for which it maintains an allowance for doubtful accounts.

      As of June 30, 2002, the company could receive up to $75 million at a cost of funds linked to commercial paper rates. However, on August 1, 2002, the facility was amended to reduce the maximum amount of receivables eligible to be sold to $65 million. The facility was further reduced to $50 million effective with the closing of the Valenite divestiture on August 9, 2002 (see Discontinued Operations). The receivables purchase agreement expires in 2004; the related liquidity facility backed by the financial institution and three other commercial banks requires periodic renewals, at their option. The liquidity facility currently expires in January, 2003.

      At June 30, 2002, March 31, 2002, December 31, 2001, June 30, 2001, March 31, 2001 and December 31, 2000, the undivided interest in the company's gross accounts receivable from continuing operations that had been sold to the purchaser aggregated $35.1 million, $38.5 million, $44.2 million, $51.2 million, $53.3 million and $65.0 million, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Condensed Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Goodwill and Other Intangible Assets
      The carrying value of goodwill related to continuing operations totaled $395.4 million and $382.9 million at June 30, 2002 and December 31, 2001, respectively. However, as a result of the required transitional impairment reviews required by SFAS No. 142 (see Change in Method of Accounting), the company expects to record a pretax goodwill impairment charge of between $180 million and $210 million ($140 million to $165 million after tax, or $4.20 to $4.95 per share). This charge will be recorded as the cumulative effect of a change in method of accounting as of the beginning of 2002 when the actual amount is determined by the fourth quarter of 2002.

      The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

      The following table presents the effects on net earnings (loss) and basic and diluted earnings (loss) per common share of excluding expense for the amortization of goodwill for all periods presented.

Goodwill Amortization

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions except per-share amounts)	2002	2001	2002	2001

Net earnings (loss) as reported	$(31.1)	$1.1	$(44.2)	$4.6
Goodwill amortization, net of income taxes (a)	—	2.4	—	4.7

Net earnings (loss) excluding goodwill amortization	$(31.1)	$3.5	$(44.2)	$9.3

Basic earnings (loss) per common share
Net earnings (loss) as reported	$(.93)	$.03	$(1.32)	$.13
Goodwill amortization, net of income taxes	—	.07	—	.14

Net earnings (loss) excluding goodwill amortization	$(.93)	$.10	$(1.32)	$.27

Diluted earnings (loss) per common share
Net earnings (loss) as reported	$(.93)	$.03	$(1.32)	$.13
Goodwill amortization, net of income taxes	—	.07	—	.14

Net earnings (loss) excluding goodwill amortization	$(.93)	$.10	$(1.32)	$.27

(a)	In 2001, includes $.2 million in the second quarter and $.4 million for the year-to-date period that is included in discontinued operations in the Consolidated Condensed Statements of Earnings.

Liabilities
      The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	June 30, 2002	Dec. 31, 2001

Accrued salaries, wages and other compensation	$26.7	$30.5
Accrued and deferred income taxes	9.3	6.0
Other accrued expenses	67.4	71.1

	$103.4	$107.6

Long-Term Accrued Liabilities

(In millions)	June 30, 2002	Dec. 31, 2001

Accrued pensions and other compensation	$37.2	$37.6
Accrued postretirement health care benefits	34.5	35.0
Accrued and deferred income taxes	50.4	49.7
Other	31.5	29.5

	$153.6	$151.8

Long-Term Debt
    The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	June 30, 2002	Dec. 31, 2001

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	112.6	103.5
Revolving credit facility	263.2	274.3
Other	27.4	15.8

	518.2	508.6

Less current maturities	(2.0)	(4.3)

	$516.2	$504.3

      As of June 30, 2002, borrowings under the company's revolving credit facility (see Lines of Credit) totaled $306.2 million, of which $263.2 million is included in long-term debt and $43.0 million is included in borrowings under lines of credit in the Consolidated Condensed Balance Sheet. At December 31, 2001, long-term debt included $274.3 million of the total of $326.3 million borrowed under the facility. The long-term amounts at both June 30, 2002 and December 31, 2001 have been included in long-term debt on the basis that they would be outstanding for over a year were it not for the divestitures of Widia, Werkö and Valenite (see Discontinued Operations). However, the company expects to use approximately $240 million of the net cash proceeds from the divestitures to repay bank debt which is primarily classified as long-term debt at June 30, 2002. The sale of Valenite closed on August 9, 2002 and the sale of Widia and Werkö is expected to close during the third quarter of 2002.

      The borrowings included in long-term debt are at variable interest rates, which had a weighted-average of 6.0% at June 30, 2002 and 5.3% at December 31, 2001.

Lines of Credit
      At June 30, 2002, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $378 million, including a $325 million committed revolving credit facility which expires in June, 2005. These credit facilities support letters of credit and leases in addition to providing borrowings under varying terms. At June 30, 2002, $323 million was drawn against the revolving credit facility including outstanding letters of credit of $17 million. The revolving credit facility, which includes certain financial covenants, limits the payment of cash dividends and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions. The covenants include those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA, and (ii) limit the incurrence of new debt. The company has pledged as collateral for borrowings under the facility the capital stock of its principal direct domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets.

      Effective June 17, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including amendments to the minimum quarterly EBITDA tests and suspension of the leverage test (ratio of net debt to EBITDA) for the remainder of 2002. Under the terms of the agreement, the maximum borrowing under the facility is currently scheduled to reduce from $325 million to $310 million at December 31, 2002. On August 9, 2002, the company completed the previously announced sale of Valenite and expects to complete the sale of Widia and Werkö later in the third quarter (see Discontinued Operations). Concurrent with the closing of each of the Valenite divestiture and the Widia and Werkö divestiture, the facility will be permanently reduced by approximately $100 million and $115 million, respectively, and the company will make corresponding repayments of borrowings under the facility. When the facility has been permanently reduced to $110 million or less, it will be further amended to, among other things, adjust certain financial covenants including suspension of the leverage test for the first two quarters of 2003, set new four-quarter cumulative trailing minimum EBITDA levels for 2003, require further permanent reductions in the facility on January 31, 2003, September 30, 2003 and December 31, 2003 to $100 million, $95 million and $85 million, respectively. The maturity date of the facility will be changed to December 31, 2004.

      At June 30, 2002, although the revolving credit facility was almost fully drawn, the company had $75 million of cash and the ability to borrow approximately $18 million under existing lines of credit other than the revolving credit facility. The facility also allows over $70 million of additional indebtedness from other sources.

      The weighted-average interest rate on borrowings under lines of credit outstanding was 5.9% as of June 30, 2002 and 5.4% as of December 31, 2001.

Shareholders' Equity
      In the first two quarters of 2002, a total of 232,416 treasury shares were reissued in connection with grants of restricted shares, stock option exercises and contributions to employee benefit programs. An additional 75,344 shares were reissued in connection with the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 56,139 restricted shares that were granted in prior years.

      In the first two quarters of 2001, the company purchased 200,000 treasury shares on the open market at a cost of $3.9 million. A total of 192,514 treasury shares were reissued in connection with stock option exercises and the company purchased 172,940 additional shares on the open market for restricted stock grants and stock option exercises in lieu of the use of authorized but unissued shares or treasury shares.

Comprehensive Income (Loss)
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or net loss. For the company, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of foreign currency exchange contracts accounted for as cash flow hedges. Total comprehensive income (loss) is as follows:

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Net earnings (loss)	$(31.1)	$1.1	$(44.2)	$4.6
Foreign currency translation adjustments	11.6	(1.7)	8.5	(5.0)
Reclassification to loss on anticipated sale of Widia and Werkö	13.1	—	13.1	—
Cumulative effect of change in method of accounting	—	—	—	(.3)
Change in fair value of foreign currency exchange contracts	(.1)	.3	(.1)	.1

Total comprehensive loss	$(6.5)	$(.3)	$(22.7)	$(.6)

      At June 30, 2002 and December 31, 2001, the company's accumulated other comprehensive loss consisted almost entirely of foreign currency translation adjustments. Amounts related to foreign currency exchange contracts were insignificant.

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

Organization
      The company has two business segments: plastics technologies and metalworking technologies. A description of the products and services of the plastics technologies segment is included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001. After completion of the sales of Widia, Werkö and Valenite (see Discontinued Operations), the metalworking technologies segment will include only metalworking fluids, round metalcutting tools and precision grinding wheels. Operating results of continuing operations for the second quarters of 2002 and 2001 and for the six month periods ended June 30, 2002 and 2001 are presented in the following table.

Organization

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2002	2001	2002	2001

Sales
Plastics technologies	$145.8	$168.5	$281.8	$345.7
Metalworking technologies	42.0	43.6	81.3	90.7

	$187.8	$212.1	$363.1	$436.4

Operating earnings (loss)
Plastics technologies (a)	$(.3)	$.4	$.8	$9.8
Metalworking technologies (a)	2.0	1.9	2.3	4.8
Restructuring costs (b)	(3.3)	—	(8.5)	—
Corporate expenses	(3.9)	(4.5)	(7.9)	(8.7)
Other unallocated expenses (c)	(1.1)	.5	(1.9)	(.9)

Operating earnings (loss)	(6.6)	(1.7)	(15.2)	5.0
Interest expense-net	(6.6)	(6.1)	(12.7)	(11.7)

Loss from continuing operations before income taxes and minority shareholders' interests	$(13.2)	$(7.8)	$(27.9)	$(6.7)

New orders
Plastics technologies	$144.7	$148.4	$291.8	$326.0
Metalworking technologies	42.7	42.7	83.1	89.4

	$187.4	$191.1	$374.9	$415.4

(a)	For the six months ended June 30, 2002, operating earnings of the plastics technologies segment includes royalty income of $4.5 million from the licensing of patented technology that was received in the first quarter of the year. In 2001, operating earnings of the plastics technologies segment included expense for goodwill amortization of $2.7 million in the second quarter and $5.3 million for the six months ended June 30 of that year. In the metalworking technologies segment, goodwill amortization expense was $.3 million in the second quarter of 2001 and $.6 million for the six months ended June 30, 2001.
(b)	For the second quarter of 2002, $2.8 million relates to the plastics technologies segment and $.5 relates to the metalworking technologies segment. For the six months ended June 30, 2002, $7.7 million relates to the plastics technologies segment and $.8 million relates to the metalworking technologies segment.
(c)	Includes financing costs related to the sale of accounts receivable.

Earnings Per Common Share
      In both 2002 and 2001, basic and diluted earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. The effects of potentially dilutive stock options and certain restricted shares have been excluded from earnings per common share assuming dilution because their inclusion would result in smaller losses per common share.

Subsequent Event
      As discussed more fully in the note captioned "Discontinued Operations," on August 9, 2002, the company completed the previously announced sale of Valenite, its North American metalcutting tools business, for $175 million in cash, subject to post-closing adjustments.

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              (Unaudited)

Results of Operations
      Milacron operates in two business segments: plastics technologies and metalworking technologies.

Acquisitions
      As discussed in the notes to the consolidated condensed financial statements, Milacron completed three acquisitions in the plastics technologies segment in 2001 which had combined annual sales of approximately $50 million as of the acquisition dates.

Presence Outside the U.S.
      In the first six months of 2002, markets outside the U.S. represented the following percentages of our consolidated sales from continuing operations: Europe 23%; Canada and Mexico 7%; Asia 6%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the second quarter of 2002, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2001. As a result, Milacron experienced favorable translation effects on sales and new orders of approximately $3 million and $2 million, respectively. However, for the first six months of 2002, the weighted-average exchange rate of the euro was slightly weaker than in 2001, which resulted in modest reductions in sales and orders as measured in U.S. dollars. The effect on earnings was not significant in either period.

      Between December 31, 2001 and June 30, 2002, the euro strengthened against the dollar by approximately 9%. Certain other currencies also strengthened in relation to the dollar during the period. In the aggregate, these exchange rate fluctuations resulted in a $9 million increase in consolidated shareholders' equity due to favorable foreign currency translation adjustments.

      If the euro should once again weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales and new orders when compared to historical results.

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

      As discussed more fully in the above referenced section of Milacron's most recent Form 10-K, the company maintains a defined benefit pension plan for certain U.S. employees. In 2001, Milacron recorded pension income related to this plan of $10.1 million and expects to record additional income in 2002 of between $8.0 and $9.0 million. However, during the first six months of 2002, the fair value of the plan's assets have decreased by almost $50 million due to benefit payments of approximately $17 million and the significant overall decline in U.S. and international stock prices. In the absence of a significant market recovery in the second half of the year, the reduction in the value of the plan's assets in 2002 combined with the effects of the loss incurred in 2001 could have the effect of significantly reducing reported income in 2003 and beyond. In addition, Milacron is currently considering revising its expected long-term rate of return assumption in 2003 from the 9½% rate that has been used for the last several years to a lower but as yet undetermined rate, a change that would also reduce pension income in the future.

      Generally accepted accounting principles for defined benefit pension plans require the recognition of a "minimum pension liability" if - as of a given measurement date - the fair value of a plan's assets is less than its accumulated benefit obligation (ABO). At December 31, 2001, the fair value of the assets of Milacron's defined benefit plan for U.S. employees exceeded the ABO by approximately $25 million. However, the reduction in the value of the plan's investments in 2002 could result in a requirement to record a minimum liability as of the end of the year. Were this to occur, a significant portion of the recorded pension asset related to the plan ($30.5 million at June 30, 2002) would be reversed and a liability would be created that would represent the excess of the ABO over plan assets. While these adjustments would not be included in reported net earnings or loss, they would reduce shareholders' equity by increasing the accumulated other comprehensive loss that is included therein. The ultimate amount of the reduction in shareholders' equitiy cannot be determined at this time.

Discontinued Operations
      As discussed more fully in the notes to the consolidated condensed financial statements, in the second quarter of 2002, Milacron entered into definitive agreements to sell its Widia, Werkö and Valenite metalcutting tools businesses. The sale of Valenite was completed on August 9, 2002 and the sale of Widia and Werkö is expected to be completed later in the third quarter of 2002. All comparisons of results of operations in this Management's Discussion and Analysis exclude the results of these businesses and relate solely to the company's continuing operations unless otherwise indicated.

New Orders and Backlog
      Consolidated new orders from continuing operations were $187 million in the second quarter of 2002, a decrease of $4 million, or 2%, in relation to orders of $191 million in 2001, but flat in relation to the first quarter of 2002. As was the case for much of 2001, order levels were penalized by low levels of industrial production and capital spending for plastics processing machinery in North America. Currency translation rate changes had the effect of increasing orders by $2 million in relation to the second quarter of 2001.

      Orders for plastics technologies products in the second quarter of 2002 were $145 million, a decrease of $3 million, or 2%, in relation to the comparable period of 2001. In the first quarter of 2002, the segment's new business totaled $147 million. The decrease in relation to 2001 resulted principally from lower order levels for Uniloy blow molding systems in both Europe and North America. Orders for injection molding machines decreased modestly in North America but increased in Europe due in part to currency effects. Order levels for extrusion products and D-M-E mold bases and components were flat in relation to the second quarter of 2001. While orders for non-machinery products are expected to increase if the overall economy continues to improve, orders for plastics processing machinery can be expected to remain at low levels through the remainder of 2002 and into 2003.

      Second quarter, 2002 orders for continuing metalworking technologies products - metalworking fluids, round metalcutting tools and grinding wheels - were $43 million, which equals the volume of orders received in the comparable period of 2001, but represents an increase of $3 million, or 6%, in relation to the first quarter of 2002. Orders for metalworking fluids increased modestly worldwide in relation to 2001, while demand for grinding wheels and round metalcutting tools decreased modestly. The increase in relation to the first quarter of 2002 resulted from higher order levels for metalworking fluids and round tools.

      For the first six months of 2002, consolidated new orders from continuing businesses totaled $375 million. This represents a decrease of $40 million, or almost 10%, in relation to the comparable period of 2001. Order levels decreased in both segments but particularly in the machinery businesses of the plastics technologies segment. Foreign currency translation had a modest adverse effect on orders in 2002 in relation to 2001.

      For the first six months of 2002, the plastics technologies segment had new orders of $292 million compared to $326 million in 2001. This represents a decrease of $34 million, or 10%, that resulted principally from low order levels for all of the segment's machinery products - particularly injection molding machines in North America and blow molding systems worldwide. In 2002, European orders for injection molding machines approximated the level achieved in 2001 as did worldwide orders for D-M-E products, the latter being due in part to the contribution of the 2001 acquisitions.

      Orders for the continuing operations of the metalworking technologies segment were $83 million in the first six months of 2002 compared to $89 million in 2001, a decrease of $6 million, or 7%. Order levels for metalworking fluids held steady in North America and decreased modestly in Europe. The decrease in relation to 2001 resulted from lower demand for round metalcutting tools and, to a lesser degree, grinding wheels.

      U.S. export orders for continuing operations were $18 million in the second quarter of 2002. In the second quarter of 2001, export orders totaled $19 million. The decrease resulted principally from lower export orders for injection molding machines and Uniloy blow molding systems. For the first six months of 2002, export orders totaled $33 million, a decrease of $15 million in relation to the comparable period of 2001. As was the case for the second quarter, lower order levels for injection molding machines and Uniloy products were the principal reasons for the year-to-date decrease.

      Milacron's backlog of unfilled orders for continuing operations totaled $84 million at June 30, 2002, compared to $68 million at December 31, 2001, and $88 million at June 30, 2001.

Sales
      Consolidated sales from continuing operations in the second quarter of 2002 were $188 million, which represents a $24 million, or 11%, decrease from $212 million in 2001. However, second quarter sales increased by $13 million, or 7%, in relation to the first quarter of 2002. Most of the decrease in relation to 2001 occurred in the plastics technologies segment due to depressed capital spending levels, particularly in the U.S. Low levels of industrial production also continued to adversely affect the results of both segments. Foreign currency exchange rate fluctuations had the effect of increasing reported sales in 2002 by approximately $3 million in relation to 2001.

      In the plastics technologies segment, sales were $146 million in the second quarter of 2002 compared to $169 million in the same period of 2001. This represents a decrease of $23 million, or 14%. However, the segment's sales increased by $10 million, or 7%, in relation to the first quarter of 2002. Shipments of all of the segment's machinery products - particularly injection molding machines and blow molding systems - decreased in relation to 2001. The increase in relation to the first quarter resulted from significantly higher sales of injection molding machines both in North America and Europe, the latter being due in part to favorable currency effects. Shipments of extrusion products and D-M-E products were relatively flat in relation to both the second quarter of 2001 and the first quarter of the current year.

      The continuing operations of the metalworking technologies segment had sales of $42 million in the second quarter of 2002, which represents a decrease of $2 million, or 4%, in relation to the comparable period of 2001. However, the $42 million of second quarter shipments represents a $3 million, or 7%, increase in relation to the first quarter of 2002. Sales of metalworking fluids increased modestly in relation to 2001, while sales of round metalcutting tools and grinding wheels decreased. The increase in relation to the first quarter of 2002 resulted from higher shipments of all product lines, especially metalworking fluids.

      For the first two quarters of 2002, consolidated sales from continuing operations were $363 million, a decrease of $73 million, or 17%, in relation to 2001. As was the case with new orders, the sales of both segments continued to be penalized by low levels of industrial production. However, a majority of the decrease occurred in the plastics technologies segment due to low levels of capital spending and the resultant decrease in shipments of its machinery products. Currency effects were modestly negative in 2002 in relation to 2001.

      The plastics technologies segment had sales of $282 million in the first six months of 2002 compared to $346 million in 2001. The $64 million, or 18%, decrease resulted almost entirely from significantly lower shipments of all of the segment's machinery products. The largest decreases in terms of dollar volume occurred in the segment's injection molding and blow molding systems businesses. Sales of D-M-E mold bases and components increased modestly due to the contribution of the 2001 acquisitions.

      The continuing operations of the metalworking technologies segment had sales of $81 million in the first two quarters of 2002 compared to $91 million in 2001. A majority of the decrease resulted from lower shipments of round metalcutting tools. Sales of grinding wheels also decreased while shipments of metalworking fluids were flat in relation to 2001.

      Export sales for continuing operations were $22 million in the second quarter of 2002 compared to $18 million in 2001. For the first six months of 2002, export sales totaled $36 million compared to $44 million in 2001. The increase in relation to the second quarter of 2001 resulted from higher export sales of injection molding machines. The year-to-date decrease resulted principally from lower shipments of most plastics technologies products.

Sales from continuing operations of both segments to non-U.S. markets, including exports, totaled $73 million in the second quarter of 2002, compared to $74 million in 2001. Sales to non-U.S. markets totaled $138 million during the first two quarters of 2002 compared to $149 million in 2001. For the first six months of 2002 and 2001, products manufactured outside the U.S. approximated 34% and 29% of sales from continuing operations, respectively, while products sold outside the U.S. approximated 38% and 34% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings (Loss)
      The consolidated manufacturing margin for continuing operations for the second quarter of 2002 was 17.4% compared to 17.1% in the comparable period of 2001. However, the second quarter margin percentage represents a significant improvement in relation to 14.0% in the first quarter of 2002. The consolidated manufacturing margin for the first half of 2002 was 15.8% compared to 18.8% in 2001. In the plastics technologies segment, margins improved in relation to both the second quarter of 2001 and the first quarter of 2002 but decreased for the year-to-date period. Second quarter margins for the continuing operations of the metalworking technologies segment were flat in relation to 2001 but improved in relation to the first quarter of the current year. On a year-to-date basis the segment's margins decreased in relation to the prior year. The improvements in margins that occurred in the second quarter reflect in part the beneficial effects of the restructuring initiatives that began in 2001 (see Restructuring Costs).

      Excluding restructuring costs, the plastics technologies segment had an operating loss of $.3 million in the second quarter of 2002 compared to earnings of $.4 million in the second quarter of 2001. The amount for 2001 is net of goodwill amortization expense of $2.7 million. In the first quarter of 2002, the segment had operating earnings of $1.1 million, which included $4.5 million ($2.8 million after tax) of royalty income from the licensing of patented technology. Excluding this amount, the segment had an operating loss in the first quarter of $3.4 million versus a loss of only $.3 million in the second quarter. On a year-to-date basis, the segment had operating earnings of $.8 million - which includes the aforementioned royalty income - compared to 2001 earnings of $9.8 million which is net of goodwill amortization expense of $5.3 million.

      Excluding restructuring costs, the continuing operations of the metalworking technologies segment had operating earnings of $2.0 million in the second quarter of 2002 compared to earnings of $1.9 million, which includes $.3 million of goodwill amortization, in 2001. However, the segment's profitability improved in the second quarter of 2002 in relation to the first quarter when it had operating earnings of $.3 million. For the first six months of 2002, the segment had operating earnings of $2.3 million compared to $4.8 million in 2001. Goodwill amortization expense was $.6 million in the year-to-date period of 2001.

      Total selling and administrative expense for continuing operations was $33.5 million in the second quarter of 2002 compared to $35.7 million in 2001. Selling expense decreased in amount due to lower variable selling costs that resulted from reduced sales volume but increased modestly as a percentage of sales from 13.1% in 2001 to 13.9% in 2002. Administrative expense also decreased in amount in 2002. For the first six months of 2002, total selling and administrative expense was $65.0 million, a significant decrease from $71.6 million in 2001 that was due in part to our aggressive cost reduction programs. Selling expense decreased due to lower sales volume but increased as a percentage of sales from 12.8% to 14.0%.

      Other expense-net was $2.4 million in the second quarter of 2002 compared to $2.3 million in 2001. The amount for 2001 includes goodwill amortization expense of $3.0 million which was partially offset by a pretax gain of $2.6 million ($1.6 million after tax) on the sale of surplus real estate. For the first six months of 2002, other expense-net decreased from $5.3 million in 2001 to a net credit of $1.1 million. The amount for 2002 includes the previously discussed royalty income that was received in the first quarter of the year, whereas the 2001 amount includes goodwill amortization expense of $5.9 million and the $2.6 million gain on the surplus land sale.

      Interest expense-net, increased from $6.1 million in the second quarter of 2001 to $6.6 million in 2002. For the first six months of 2002, interest expense-net was $13.6 million compared to $12.7 million in 2001. The increases were due in part to higher borrowing rates under the revolving credit facility.

Restructuring Costs
      As discussed more fully in the notes to the consolidated condensed financial statements, in the third and fourth quarters of 2001, we implemented plans to consolidate manufacturing operations and further reduce Milacron's cost structure. The plans are expected to result in pretax charges to earnings from continuing operations of approximately $26 million, including $20.3 million in 2001 and $4.7 million in the first two quarters of 2002. The remainder will be expensed later in 2002. In 2001, we also initiated a plan to integrate the operations of EOC and Reform, both of which were acquired in the second quarter of that year, with our existing D-M-E mold base and components business in Europe. The total cost of completing the integration is expected to be approximately $9 million, of which $1.2 million is included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder is being charged to expense, including $3.4 million in 2001 and $3.8 million in the first two quarters of 2002.

      In connection with the plans initiated in 2001, Milacron recorded pretax restructuring costs related to continuing operations of $8.5 million in the first two quarters of 2002. Additional charges of $1 to $2 million will be recorded later in the year, principally in the third quarter. Cash costs for the restructuring actions and the integration were $11.7 million in the first two quarters of 2002 and are expected to total approximately $2 to $3 million for the remainder of the year. In the aggregate, the actions initiated in 2001 are generating over $35 million in annualized cost savings, most of which we are realizing in 2002.

      Early in the third quarter of 2002, we approved plans to extend the restructuring actions initiated in 2001 for the purpose of further reducing the company's cost structure in certain businesses and to reduce administrative costs as a result of the disposition of Widia, Werkö and Valenite. These additional actions are expected to result in incremental restructuring costs in the second half of 2002 of approximately $4 to $6 million which are in addition to the amounts discussed above.

Loss From Continuing Operations Before Income Taxes and Minority Shareholders' Interests
      In the second quarter of 2002, Milacron had a pretax loss from continuing operations of $13.2 million which includes $3.3 million of pretax restructuring costs. Excluding restructuring, the loss for the quarter was $9.9 million compared to a loss of $7.8 million in 2001 which included goodwill amortization expense of $3.0 million and the $2.6 million gain on the land sale that is discussed above. Excluding these items, the company had a pretax loss of $7.4 million in the second quarter of 2001. For comparison, Milacron had a pretax loss of $14.7 million in the first quarter of 2002, which includes restructuring costs of $5.2 million and royalty income of $4.5 million. Excluding these items, the first quarter, 2002 loss was $14.0 million whereas the loss excluding restructuring costs in the second quarter was $9.9 million, or $4.1 million less.

      For the first two quarters of 2002, Milacron's pretax loss was $27.9 million compared to a loss of $6.7 million in 2001. The 2002 amount includes restructuring costs of $8.5 million, partially offset by the $4.5 million of first quarter royalty income, while the 2001 amount includes goodwill amortization expense of $5.9 million and the $2.6 million land sale gain. Excluding all of these items, Milacron's loss for the first half of 2002 was $23.9 million compared to a loss of $3.4 million in 2001.

Income Taxes
      Milacron entered both 2002 and 2001 with significant net operating loss carryforwards in certain non-U.S. jurisdictions. The deferred tax assets related to certain of the non-U.S. loss carryforwards were reserved through valuation allowances which serve to reduce their carrying values to amounts reasonably expected to be realized. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to favorably or unfavorably affect the company's effective tax rate.

      The company's income tax benefit related to its second quarter, 2002 loss from continuing operations was 31.8%, which is less than the U.S. federal statutory rate adjusted for state and local income taxes due to expense from the establishment of valuation allowances (as discussed above) in certain non-U.S. jurisdictions. The effect of establishing valuation allowances was partially offset by a $1.3 million adjustment of income tax reserves to better reflect revised estimates of actual liabilities. The effective rate for continuing operations for the full year is currently expected to be approximately 33% to 35%.

Loss From Continuing Operations
      For the second quarter of 2002, Milacron had a loss from continuing operations of $9.2 million, or $.28 per share, compared to a loss of $.8 million, or $.03 per share, in the equivalent period of 2001. After adjusting for after-tax restructuring costs of $2.1 million, or $.06 per share, the loss for the quarter was $7.1 million, or $.22 per share. Adjusted for after-tax goodwill amortization expense of $2.2 million, or $.07 per share, and the gain on the surplus land sale of $1.6 million, or $.05 per share, the loss in the comparable period of 2001 was $.2 million, or $.01 per share. For comparison, excluding after-tax restructuring costs of $3.3 million, or $.10 per share, and the $2.8 million, or $.08 per share, of royalty income, Milacron's loss in the first quarter of 2002 was $9.1 million, or $.27 per share, compared to $7.1 million, or $.22 per share, in the second quarter, similarly adjusted for nonrecurring items.

      For the first two quarters of 2002, Milacron's loss from continuing operations was $18.8 million, or $.57 per share, compared to a loss of $.4 million, or $.02 per share, in the equivalent period of 2001. Adjusting for restructuring and royalty income in 2002 and for the land sale gain and goodwill amortization expense in 2001, Milacron had a year-to-date loss of $16.2 million, or $.49 per share, in 2002 and earnings of $2.3 million, or $.06 per share, in 2001.

Discontinued Operations
      The company's discontinued operations - Widia, Werkö and Valenite - had after-tax losses of $6.6 million, or $.19 per share, in the second quarter of 2002 and $10.1 million, or $.29 per share, for the six month period ended June 30, 2002. In 2001, these businesses had earnings of $1.9 million, or $.06 per share and $5.0 million, or $.15 per share, in the second quarter and year-to-date period, respectively. The adverse comparisons to 2001 resulted principally from depressed levels of industrial production in North America, Europe and India - a factor that also penalized earnings from continuing operations.

      In 2002, the loss from discontinued operations also includes an after-tax charge of $15.3 million, or $.46 per share, for the estimated loss on the anticipated sale of Widia and Werkö. The sale of Valenite was completed on August 9, 2002 and the estimated gain on the transaction of $27 to $30 million, or $.80 to $.90 per share, will be recorded in the third quarter.

Net Loss
      Including discontinued operations, Milacron had a net loss of $31.1 million, or $.93 per share, in the second quarter of 2002 compared to earnings of $1.1 million, or $.03 per share, in 2001. The company's net loss for the first two quarters of 2002 was $44.2 million, or $1.32 per share, which includes a loss from discontinued operations of $25.4 million, or $.75 per share. In the comparable period of 2001, Milacron had net earnings of $4.6 million, or $.13 per share, which includes earnings from discontinued operations of $5.0 million, or $.15 per share.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At June 30, 2002, Milacron had outstanding forward contracts totaling $28.5 million compared to $2.8 million at December 31, 2001, and $9.6 million at June 30, 2001. The June 30, 2002 amount includes short-term contracts totaling approximately $24 million that were entered into to hedge a portion of the proceeds from the anticipated sale of Widia and Werkö that will be used to repay intercompany loans from Milacron to certain of its non-U.S. affiliates. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at June 30, 2002 or June 30, 2001 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At June 30, 2002, Milacron had fixed interest rate debt related to continuing operations of $244 million, including $115 million of 8¾% Notes due May 15, 2004, and €115 million ($113 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $322 million, with interest fluctuating based primarily on changes in LIBOR. At June 30, 2001 and December 31, 2001, fixed rate debt totaled $218 million and $224 million, respectively, and floating rate debt totaled $328 million and $357 million, respectively. We also sell up to $65 million ($50 million effective August 9, 2002) of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $2.0 million at June 30, 2002, $1.8 million at December 31, 2001 and $1.9 million at June 30, 2001.

Liquidity and Sources of Capital
      At June 30, 2002, Milacron's continuing operations had cash and cash equivalents of $75 million, a decrease of $15 million from December 31, 2001.

      Operating activities of continuing operations provided $5 million of cash in the second quarter of 2002 compared to $7 million of cash provided in 2001. The positive cash flow in 2002 was achieved despite an operating loss and was due principally to reductions in inventories that resulted from our aggressive efforts to reduce working capital requirements. For the first six months of 2002, operating activities provided $24 million of cash compared to $45 million of cash used in 2001. As was the case in the second quarter of the year, the positive cash flow in 2002 was due principally to a significant reduction in inventory levels. In 2001, cash flow from operations was penalized by a first quarter inventory buildup that resulted from lower than expected sales volume. Reductions in trade payables and other current liabilities as a result of lower business volume also contributed to the negative cash flow in 2001.

      In the second quarter of 2002, investing activities provided $.2 million of cash compared to a $30 million use of cash in 2001. The amount for 2001 includes $29 million for the EOC and Reform acquisitions. For the six months ended June 30, 2002, investing activities provided $.1 million of cash as the proceeds from the sale and operating leaseback of certain assets offset capital expenditures and additional costs related to prior acquisitions. In 2001, investing activities used $33 million of cash including $29 million for the EOC and Reform acquisitions.

      Financing activities used $23 million of cash in the second quarter of 2002 compared to $26 million of cash provided in 2001. The amount for 2002 includes net repayments of debt totaling $23 million whereas additional borrowings had provided $30 million of cash in 2001. For the first two quarters of 2002, financing activities used $34 million of cash due almost entirely to net repayments of debt. In 2001, financing activities provided $79 million of cash including $91 million from net additional borrowings which was partially offset by dividend payments and net common share repurchases.

      Milacron's current ratio for continuing operations was 1.8 at June 30, 2002 compared to 1.7 at December 31, 2001 and 1.4 at June 30, 2001.

      Total debt related to continuing operations was $566 million at June 30, 2002, representing a decrease of $14 million from $580 million at December 31, 2001. The decrease resulted principally from repayments of bank borrowings, the effects of which were offset to some degree by the increased strength of the euro in relation to the dollar as of June 30, 2002.

      Total shareholders' equity was $414 million at June 30, 2002, a decrease of $21 million from December 31, 2001. The decrease resulted from the net loss incurred during the period, $13 million of which represents the reclassification of cumulative foreign currency translation adjustments to the estimated loss on the sale of Widia and Werkö and has no effect on total shareholders' equity. The effect of the loss on shareholders' equity was offset to some degree by favorable foreign currency translation adjustments.

      The company's debt obligations for the remainder of 2002 and beyond are shown in the table that follows. Obligations under operating leases are not significantly different from the amounts reported in Milacron's Annual Report on Form 10-K for the year ended December 31, 2001.

Debt Obligations

(In millions)	2002	2003	2004	2005	After 2005

Long-term debt	$1.3	$2.6	$117.2	$117.7	$16.0
Revolving credit facility	13.2	—	—	293.0	—

Total debt obligations	$14.5	$2.6	$117.2	$410.7	$16.0

      Note:  For 2002, the above table excludes $29.8 million of borrowings under the revolving credit facility and $5.2 million of borrowings under other lines of credit that the company may, but is not currently obligated to, repay in 2002. These amounts are included in current liabilities in the Consolidated Condensed Balance Sheet at June 30, 2002. On August 9, 2002, Milacron completed the previously announced sale of Valenite and expects to complete the sale of Widia and Werkö later in the third quarter (see Discontinued Operations). It is anticipated that concurrently with the closings of the Valenite divestiture and the Widia and Werkö divestiture, approximately $100 million and $115 million, respectively, of the above amounts related to the revolving credit facility will be repaid.

      Our ability to satisfy our 2002 obligations and other liquidity needs is a function of a number of factors, the most important of which include: our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our receivables purchase agreement, the timing of the closing of the Widia and Werkö transaction and our cash flow from operating activities.

      At June 30, 2002 we had cash and cash equivalents of approximately $75 million.

      At June 30, 2002, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $378 million, including a $325 million committed revolving credit facility. At June 30, 2002, $323 million was drawn against the facility, including outstanding letters of credit of $17 million. The facility matures in June, 2005 and includes a number of financial covenants.

      Effective June 17, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including amendments to the minimum quarterly EBITDA tests and suspension of the leverage test (ratio of net debt to EBITDA) for the remainder of 2002. Under the terms of the agreement, the maximum borrowing under the facility is currently scheduled to reduce from $325 million to $310 million at December 31, 2002. On August 9, 2002, the company completed the previously announced sale of Valenite and expects to complete the sale of Widia and Werkö later in the third quarter (see Discontinued Operations). Concurrent with the closing of each of the Valenite divestiture and the Widia and Werkö divestiture, the facility will be permanently reduced by approximately $100 million and $115 million, respectively, and the company will make corresponding repayments of borrowings under the facility. When the facility has been permanently reduced to $110 million or less, it will be further amended to, among other things, adjust certain financial covenants including suspension of the leverage test for the first two quarters of 2003, set new four-quarter cumulative trailing minimum EBITDA levels for 2003, require further permanent reductions in the facility on January 31, 2003, September 30, 2003 and December 31, 2003 to $100 million, $95 million and $85 million, respectively. The maturity date of the facility will be changed to December 31, 2004.

      The current agreement includes covenants, including those which (i) requires the company to achieve specified minimum levels of quarterly cumulative EBITDA, and (ii) limit the incurrence of new debt. As of June 30, 2002, the company had the ability to borrow approximately $18 million under existing lines of credit other than the revolving credit facility. The facility also allows over $70 million of additional indebtedness from other sources.

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

      In addition to the revolving credit facility, as of June 30, 2002 we had a number of other credit lines totaling $53 million, of which $35 million was used and $18 million was unused. During the first two quarters of 2002, we repaid approximately $29 million of borrowings that were outstanding at December 31, 2001 and expect to repay an additional $240 million in the second half using the previously discussed divestiture proceeds. Under the terms of the revolving credit facility as amended, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

      Another important source of liquidity is our accounts receivable purchase program. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program for the foreseeable future. At June 30, 2002, only $52 million (of which approximately $17 million related to Valenite) of the $75 million facility was utilized due to the low level of accounts receivable that resulted from lower sales volume. On August 1, 2002, the liquidity facility was extended to January 31, 2003 and amended to reduce the maximum amount of receivables eligible to be sold to $65 million in recognition that the unused capacity will not be needed in the short term and to reduce borrowing costs. The facility was further reduced to $50 million effective with the closing of the Valenite divestiture on August 9, 2002. As the amount of eligible accounts receivable increases due to improved business conditions, we expect to utilize the remaining availability under the facility.

      Milacron expects to generate modest cash flow from operating activities for the balance of 2002, which will be offset by about $10 million of cash for capital expenditures.

      The sale of the Valenite business, which was completed on August 9, 2002, and the sale of Widia and Werkö, which is expected to be completed later in the third quarter, are expected to generate approximately $300 million of net proceeds, of which approximately $240 million has been or will be used to repay indebtedness. The company expects to retain cash of approximately $60 million for general corporate purposes as well as for costs and expenses related to the transactions, including, but not limited to, the satisfaction of any purchase price adjustments related to the divestitures.

      Assuming there is no further significant deterioration in the markets we serve, we believe that Milacron's current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company's operating and capital requirements for at least the remainder of 2002.

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
  disruptions in global or regional commerce due to social, civil or political unrest in the non-U.S. countries in which Milacron operates and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;
  alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;
  changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where Milacron does business;
  unanticipated litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and
  flutuations in stock market valuations of pension plan assets that could result in reductions of pension income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

23-24

      The information required by Item 3 is included in Item 2 on page 21 of this Form 10-Q.

PART II Other Information

Item 1. Legal Proceedings
      In the opinion of management and counsel, there are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of Milacron Inc. was held on April 23, 2002.
(b)	All director nominees were elected.
(c)	The shareholders voted on the following matters:

Proposals and Vote Tabulations

	Votes Cast

	For	Against	Abstain	Non-Votes
Approval of the appointment of independent auditors	58,992,396	1,795,809	569,300	0

Shareholder proposal	10,619,331	44,533,822	6,204,352	0

Election of Directors

	Votes For	Votes Withheld

Director
David L. Burner	60,512,791	844,714
Barbara Hackman Franklin	58,440,099	2,917,406
Joseph A. Pichler	60,597,483	760,022
Charles F.C. Turner	60,503,772	853,733

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
	Exhibit (99.1)	—	Section 906 Certification

(b)	Reports on Form 8-K

— A current report on Form 8-K, Items 5, 7 and 9, dated April 23, 2002, was filed concerning the company's press release regarding earnings for the first quarter, 2002.

— A current report on Form 8-K, Items 5, 7 and 9 dated May 3, 2002, was filed concerning the execution of a Stock Purchase Agreement with Kennametal Inc. for the sale of the company's Widia metalcutting tools business in Europe and India.

— A current report on Form 8-K, Items 5 and 7 dated May 3, 2002, was filed concerning a series of letter agreements with respect to the company's Amended and Restated Revolving Credit Agreement, some of which are contingent upon the closing of the company's sales of its Valenite, Widia and Werkö
businesses.

— A current report on Form 8-K, Items 5 and 7 dated June 17, 2002, was filed concerning an amendment to the company's Amended and Restated Revolving Credit Agreement.

— A current report on Form 8-K, Items 5, 7 and 9, dated June 17, 2002, was filed concerning the execution of a Stock Purchase Agreement with Sandvik AB for the sale of the company's Valenite metalcutting tools business.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	August 13, 2002	By:	/s/Jerome L. Fedders

Jerome L. Fedders Controller

Date:	August 13, 2002	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 31, 2001.
	10.4	Milacron 2002 Short-Term Management Incentive Plan — Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 31, 2002.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
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
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent.
— Incorporated by reference to the company's Form 8-K
dated October 15, 2001.
10.23	Amendment Number Six dated as of March 14, 2002 to the Amended and
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking GmbH, Milacron B.V., the lenders listed
therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent.
— Incorporated by reference to the company's Form 8-K
dated March 14, 2002.
	10.24	Stock Purchase Agreement, dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc. — Incorporated by reference to the company's Form 8-K dated May 3, 2002.
	10.25	Success Fee Grant to James R. Christie related to the sale of Widia operations. — Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 31, 2002.
10.26	Amendment dated June 17, 2002 to the Amended and Restated Revolving
Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron
Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V.,
the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent.
— Incorporated by reference to the company's Form 8-K
dated June 17, 2002.
10.27	Letter Agreement dated May 3, 2002 with respect to the Amended and Restated
Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc.,
Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V.,
the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as
Documentation Agent entered into in connection with entering into a definitive agreement or the sale of the Widia business.
— Incorporated by reference to the company's Form 8-K
dated May 3, 2002.
10.28	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust
Company, as Agent and PNC Bank as Documentation Agent amending the letter agreement entered into in connection with entering into a definitive agreement or the sale of the Widia business.
— Incorporated by reference to the company's Form 8-K
dated May 3, 2002.
10.29	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron
Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust
Company, as Agent and PNC Bank as Documentation Agent entered into in connection with entering into a definitive agreement or the sale of the Valenite business.
— Incorporated by reference to the company's Form 8-K
dated May 3, 2002.
	10.30	Stock Purchase Agreement dated as of June 17, 2002 among Milacron Inc., and Sandvik AB. — Incorporated by reference to the company's Form 8-K dated June 17, 2002.
	10.31	Success Fee Grant to James R. Christie related to the sale of Valenite operations. — Filed herewith
11.	Statement Regarding Computation of Per-Share Earnings
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
99.	Additional Exhibits:
99.1 Section 906 Certification

28-31