Form 10-Q
period 2002-09-30
MILACRON INC
filed 2002-11-13
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarter ended September 30, 2002.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 8, 2002: 33,747,338

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions, except share and per-share amounts)	2002	2001	2002	2001

Sales	$173.3	$175.5	$501.7	$568.4
Cost of products sold	141.7	149.1	413.4	463.8
Cost of products sold related to restructuring	—	2.5	—	2.5

Total cost of products sold	141.7	151.6	413.4	466.3

Manufacturing margins	31.6	23.9	88.3	102.1

Other costs and expenses
Selling and administrative	31.0	32.2	90.8	97.7
Restructuring costs	1.9	2.8	9.8	2.8
Other expense (income)-net	1.2	3.1	(.1)	7.6

Total other costs and expenses	34.1	38.1	100.5	108.1

Operating loss	(2.5)	(14.2)	(12.2)	(6.0)

Interest
Income	.5	.2	1.5	1.2
Expense	(7.0)	(6.1)	(19.7)	(17.5)

Interest-net	(6.5)	(5.9)	(18.2)	(16.3)

Loss from continuing operations before income taxes and minority shareholders' interests	(9.0)	(20.1)	(30.4)	(22.3)

Benefit for income taxes	(4.7)	(9.8)	(11.6)	(14.7)

Loss from continuing operations before minority shareholders' interests	(4.3)	(10.3)	(18.8)	(7.6)

Minority shareholders' interests in earnings of subsidiaries	.2	.2	.6	.4

Loss from continuing operations	(4.5)	(10.5)	(19.4)	(8.0)

Discontinued operations net of income taxes
Loss from operations	(10.4)	(7.9)	(24.4)	(5.8)
Gain on sale of Valenite	29.4	—	29.4	—
Loss on sale of Widia and Werkö	—	—	(15.3)	—

Total discontinued operations	19.0	(7.9)	(10.3)	(5.8)

Net earnings (loss)	$14.5	$(18.4)	$(29.7)	$(13.8)

Earnings (loss) per common share
Basic and diluted
Continuing operations	$(.14)	$(.31)	$(.59)	$(.25)
Discontinued operations	.57	(.24)	(.30)	(.17)

Net earnings (loss)	$.43	$(.55)	$(.89)	$(.42)

Dividends per common share	$.01	$.12	$.03	$.36

Weighted average common shares outstanding (in thousands)	33,508	33,200	33,464	33,203

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Sept. 30, 2002	Dec. 31, 2001

Assets
Current assets
Cash and cash equivalents	$114.2	$90.1
Notes and accounts receivable, less allowances of $11.7 in 2002 and $10.0 in 2001	95.5	88.5
Inventories
Raw materials	29.6	30.1
Work-in-process and finished parts	91.9	113.4
Finished products	30.4	34.4

Total inventories	151.9	177.9
Other current assets	49.5	57.6

Total current assets of continuing operations	411.1	414.1
Assets of discontinued operations	76.4	465.4

Total current assets	487.5	879.5
Property, plant and equipment - net	148.7	165.8
Goodwill	365.7	353.2
Other noncurrent assets	114.9	113.8

Total assets	$1,116.8	$1,512.3

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$45.3	$71.7
Long-term debt due within one year	1.6	3.9
Trade accounts payable	60.3	59.1
Advance billings and deposits	20.4	17.0
Accrued and other current liabilities	151.7	106.3

Total current liabilities of continuing operations	279.3	258.0
Liabilities of discontinued operations	9.5	164.8

Total current liabilities	288.8	422.8
Long-term accrued liabilities	154.0	153.5
Long-term debt	249.3	501.1

Total liabilities	692.1	1,077.4
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.7 in 2002 and 33.5 in 2001)	33.7	33.5
Capital in excess of par value	283.4	281.4
Reinvested earnings	134.1	165.0
Accumulated other comprehensive loss	(32.5)	(51.0)

Total shareholders' equity	424.7	434.9

Total liabilities and shareholders' equity	$1,116.8	$1,512.3

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2002	2001	2002	2001

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$14.5	$(18.4)	$(29.7)	$(13.8)
Operating activities providing (using) cash
Loss from discontinued operations	10.4	7.9	24.4	5.8
Gain on sale of Valenite	(29.4)	—	(29.4)	—
Loss on sale of Widia and Werkö	—	—	15.3	—
Depreciation	5.7	6.1	16.8	18.1
Amortization of goodwill and other intangibles	.4	2.7	.6	8.4
Restructuring costs	1.9	5.3	9.8	5.3
Deferred income taxes	(12.6)	1.0	(14.1)	10.6
Working capital changes
Notes and accounts receivable	(6.3)	12.8	(.9)	39.5
Inventories	6.3	16.3	28.8	2.8
Other current assets	2.5	.5	3.0	.3
Trade accounts payable	.4	(5.2)	(.4)	(29.7)
Other current liabilities	10.9	(17.9)	2.3	(67.6)
Decrease in other noncurrent assets	(1.1)	(1.1)	(4.7)	(10.8)
Decrease in long-term accrued liabilities	(1.0)	(1.9)	(1.6)	(1.3)
Other-net	(.1)	1.8	2.1	(.3)

Net cash provided (used) by operating activities	2.5	9.9	22.3	(32.7)
Investing activities cash flows
Capital expenditures	(.8)	(2.7)	(3.6)	(11.4)
Net disposals of property, plant and equipment	1.7	.2	7.3	4.4
Divestitures	308.8	—	308.8	—
Acquisitions	—	—	(1.9)	(28.6)

Net cash provided (used) by investing activities	309.7	(2.5)	310.6	(35.6)
Financing activities cash flows
Dividends paid	(.4)	(4.1)	(1.2)	(12.2)
Issuance of long-term debt	—	—	11.5	5.4
Repayment of long-term debt	(.2)	(.1)	(.7)	(4.1)
Increase (decrease) in borrowings under lines of credit	(266.5)	16.8	(311.2)	106.0
Issuance of common shares	—	—	—	4.1
Purchase of treasury and other common shares	—	—	.4	(7.7)

Net cash provided (used) by financing activities	(267.1)	12.6	(301.2)	91.5
Effect of exchange rate fluctuations on cash and cash equivalents	(.3)	.9	1.4	.1
Cash flows related to discontinued operations	(5.9)	4.8	(9.0)	(4.2)

Increase in cash and cash equivalents	38.9	25.7	24.1	19.1
Cash and cash equivalents at beginning of period	75.3	27.2	90.1	33.8

Cash and cash equivalents at end of period	$114.2	$52.9	$114.2	$52.9

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

Change in Method of Accounting
      Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under this standard, goodwill and certain other intangible assets are no longer amortized but rather are reviewed periodically for impairment. Application of the standard's nonamortization provisions resulted in an increase in pretax earnings from continuing operations of approximately $2.7 million ($1.9 million after tax) in the third quarter of 2002 and $8.1 million ($5.8 million after tax) for the nine months ended September 30, 2002.

      During the fourth quarter of 2002, the company will complete the transitional reviews of the recorded balances of goodwill and certain other intangible assets as of January 1, 2002 that are required by SFAS No. 142. Based on revised estimates, these reviews are now expected to result in a non-cash pretax goodwill impairment charge of between $200 million and $210 million ($155 million to $165 million after tax, or $4.65 to $4.95 per share). This charge will be announced early in 2003 in connection with the company's fourth quarter earnings release and recorded as the cumulative effect of a change in method of accounting retroactive to the beginning of 2002.

Discontinued Operations
      On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools businesses to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. The transaction had originally been announced on May 6, 2002. Headquartered in Essen, Germany, Widia manufactures carbide metalcutting inserts, steel tool holders and carbide die and wear parts through major manufacturing facilities in Europe and India. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the transaction. Werkö, which is located in Königsee, Germany, manufactures round metalcutting tools. After deducting estimated post-closing adjustments, transaction costs and the cost to increase the company's ownership interest in Widia India, the ultimate net cash proceeds from the sale are expected to be approximately $147 million, most of which has been used to repay bank borrowings. The sale resulted in an after-tax loss of $15.3 million, or $.46 per share, which was recorded in the second quarter of 2002. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that have been recorded since the acquisition of Widia in 1995.

      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash, subject to post-closing adjustments. The transaction had originally been announced on June 18, 2002. After deducting estimated post-closing adjustments, transaction costs and related expenses, the net cash proceeds from the sale are ultimately expected to be approximately $150 million. A majority of cash received at closing has been used to repay bank borrowings. The company recorded an after-tax gain on the sale of $29.4 million, or $.88 per share, in the third quarter of 2002. Valenite manufactures carbide metalcutting inserts, steel toolholders and carbide die and wear parts through major facilities in Michigan, Texas and South Carolina.

      During the third quarter of 2002, the company retained advisors to explore strategic alternatives relating to two other metalworking technologies businesses - round metalcutting tools and grinding wheels. The company currently does not expect to record after-tax losses on their ultimate disposition.

      The round metalcutting tools business manufactures and sells solid carbide and high-speed steel drills, taps and end mills marketed under several brand names including Talbot, Brubaker Tool, New England Tap, Data Flute CNC and Minnesota Twist Drill. The business currently operates four manufacturing plants in the U.S. The grinding wheels business produces resinoid, vitrified, super abrasive and synthetic wheels used in a variety of industrial applications at its principal manufacturing plant in Cincinnati, Ohio and a smaller plant in Nogales, Mexico.

      The actions discussed above were initiated in connection with the company's recently announced strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. All of the businesses were previously included in the metalworking technologies segment and are reported as discontinued operations in the consolidated condensed financial statements. The consolidated condensed financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Discontinued Operations

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2002	2001	2002	2001

Sales	$70.1	$119.4	$307.9	$388.8

Operating earnings (loss) including restructuring costs	(12.4)	(11.9)	(25.8)	(.8)
Allocated interest expense	(2.7)	(4.2)	(10.5)	(12.9)

Loss before income taxes and minority shareholders' interests	(15.1)	(16.1)	(36.3)	(13.7)
Benefit for income taxes	3.6	8.5	9.8	9.1

Loss before minority shareholders' interests	(11.5)	(7.6)	(26.5)	(4.6)
Minority shareholders' interests	1.1	(.3)	2.1	(1.2)

Loss from discontinued operations	$(10.4)	$(7.9)	$(24.4)	$(5.8)

      As reflected in the preceding table, allocated interest expense includes interest on debt assumed or expected to be assumed by the respective buyers, interest on borrowings that were required to be repaid using a portion of the proceeds from the Widia and Werkö transaction and the Valenite transaction, and an allocated portion of other consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

      The major classes of assets and liabilities of discontinued operations in the Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001 are as follows:

Assets and Liabilities of Discontinued Operations

(In millions)	Sept. 30, 2002	Dec. 31, 2001

Cash and cash equivalents	$.3	$20.3
Notes and accounts receivable	1.8	66.6
Inventories	15.7	140.6
Other current assets	2.3	18.5
Property, plant and equipment-net	24.7	129.7
Goodwill and other noncurrent assets	31.6	89.7

Total assets	76.4	465.4

Amounts payable to banks and current portion of long-term debt	.4	14.6
Trade accounts payable	4.2	33.7
Other current liabilities	—	47.5
Long-term debt	2.8	12.2
Long-term accrued liabilities and minority shareholders' interests	2.1	56.8

Total liabilities	9.5	164.8

Net Assets	$66.9	$300.6

Restructuring Costs
      As discussed more fully in the "Restructuring Costs" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001, in the third and fourth quarters of 2001 the company's management formally approved plans to consolidate certain manufacturing operations and reduce its cost structure. Implementation of these plans has resulted in pretax charges to earnings from continuing operations of $18.0 million. Of the total cost of the plans, $13.8 million was recorded in 2001. An additional $4.2 million was charged to expense in continuing operations during 2002. In addition to the amounts related to continuing operations, the company's discontinued operations recorded restructuring charges of $13.2 million in the third and fourth quarters of 2001 and $3.3 million in the first three quarters of 2002.

      As they relate to continuing operations, the 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of several sales and administrative locations worldwide. The consolidations and overhead reductions resulted in the elimination of approximately 450 manufacturing and administrative positions within the company's continuing operations, principally in the U.S. and Europe. The net cash cost of implementing the plans related to continuing operations will be approximately $17.8 million. Of the total cash cost, $5.7 million was spent in 2001 and an additional $10.7 million was spent in the first three quarters of 2002.

      During 2001, the company's management also approved a plan to integrate the operations of EOC and Reform (see Acquisitions) with D-M-E's existing European mold base and components business. The total cost of the integration was $8.9 million, of which $1.2 million is included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder is being charged to expense, including $3.4 million in the fourth quarter of 2001 and $4.3 million in the first three quarters of 2002. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions, substantially all of which have been eliminated through September 30, 2002. The total cash cost of the integration plan will be approximately $8.6 million, of which $1.1 million was spent in 2001. An additional $7.4 million was spent in the first three quarters of 2002.

      In connection with all of the plans initiated in 2001, the company recorded pretax restructuring costs related to continuing operations of $8.5 million in the first three quarters of 2002 compared to $5.3 million in 2001. Additional cash costs for the restructuring and integration actions for the remainder of 2002 are expected to total $1.5 million.

      In the third quarter of 2002, the company's management approved additional restructuring plans for the purpose of further reducing the company's cost structure in certain businesses and to reduce corporate costs as a result of the disposition of Widia, Werkö and Valenite. These actions resulted in third quarter restructuring costs of $1.3 million.

      On November 8, 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involves the transfer of all manufacturing of container blow molding machines and structural foam systems from the Uniloy plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. In the second initiative, the manufacture of special mold bases for injection molding at D-M-E's Monterey Park, California plant will be phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of approximately $7 million. Of the total cost of the actions, approximately $4 million will be charged to expense in 2002 with the remainder being recorded in 2003. The total cash cost of these initiatives is expected to be approximately $4 million, substantially all of which will be spent in 2003. The pretax annualized cost savings are expected to exceed $4 million, most of which will be realized in 2003.

      As presented in the Consolidated Condensed Statements of Earnings for the third quarters of 2002 and 2001 and the nine month periods ended September 30, 2002 and 2001, the line captioned "Restructuring costs" includes the following components:

Restructuring Costs

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2002	2001	2002	2001

Accruals for termination benefits and facility exit costs	$—	$2.9	$.6	$2.9
Supplemental retirement benefits	.8	—	2.9	—
Costs charged to expense as incurred	.6	2.4	2.0	2.4

	1.4	5.3	5.5	5.3
Costs related to EOC and Reform integrations	.5	—	4.3	—

	$1.9	$5.3	$9.8	$5.3

      The status of the reserves for the initiatives discussed above as well as certain other reserves that were established in prior years is summarized in the following tables. To the extent that any unused reserves that were established in the allocation of acquisition costs remain after the completion of the respective actions, those amounts will be applied as reductions of the goodwill arising from the acquisitions.

Restructuring Reserves

	Three Months Ended Sept. 30, 2002				Nine Months Ended Sept. 30, 2002

(In millions)	Beginning Balance	Addi- tions	Usage	Ending Balance	Beginning Balance	Addi- tions	Usage	Ending Balance

Uniloy consolidation and EOC and Reform integration
Termination benefits	$3.0	$—	$(1.1)	$1.9	$4.2	$.7	$(3.0)	$1.9
Facility exit costs	.2	—	—	.2	.2	—	—	.2

	3.2	—	(1.1)	2.1	4.4	.7	(3.0)	2.1
Restructuring costs related to continuing operations
Termination benefits	2.6	—	(.7)	1.9	7.1	.3	(5.5)	1.9
Facility exit costs	.3	—	(.1)	.2	.8	.3	(.9)	.2

	2.9	—	(.8)	2.1	7.9	.6	(6.4)	2.1

Total reserves related to continuing operations	$6.1	$—	$(1.9)	$4.2	$12.3	$1.3	$(9.4)	$4.2

	Three Months Ended Sept. 30, 2001				Nine Months Ended Sept. 30, 2001

	Beginning Balance	Addi- tions	Usage	Ending Balance	Beginning Balance	Addi- tions	Usage	Ending Balance

Uniloy consolidation
Termination benefits	$.5	$—	$(.1)	$.4	$1.4	$—	$(1.0)	$.4
Facility exit costs	.1	—	—	.1	.2	—	(.1)	.1

	.6	—	(.1)	.5	1.6	—	(1.1)	.5
Restructuring costs related to continuing operations
Termination benefits	—	1.9	(.5)	1.4	.2	1.9	(.7)	1.4
Facility exit costs	—	1.0	—	1.0	.3	1.0	(.3)	1.0

	—	2.9	(.5)	2.4	.5	2.9	(1.0)	2.4

Total reserves related to continuing operations	$.6	$2.9	$(.6)	$2.9	$2.1	$2.9	$(2.1)	$2.9

      Restructuring reserves related to discontinued operations, which are included in the line captioned "Liabilities of discontinued operations" in the Consolidated Condensed Balance Sheets, were $.3 million at September 30, 2002, and $6.6 million at December 31, 2001.

Acquisitions
      In April, 2001, the company acquired Progress Precision, a Canadian manufacturer of barrels and screws and provider of related services for plastics extrusion, injection molding and blow molding. Progress Precision had annual sales of approximately $2 million as of the acquisition date.

      Also in April, 2001, the company acquired Reform Flachstahl (Reform), a manufacturer of mold bases and plates for plastics injection molding headquartered in Germany. With annual sales of approximately $16 million as of the acquisition date, Reform also provides components, cooling products and tools for molds and mold making.

      In May, 2001, the company completed the acquisition of EOC Normalien (EOC), a German manufacturer of mold bases, components and die sets for plastics injection molding. EOC had annual sales of approximately $35 million as of the acquisition date.

      All of the 2001 acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. After post-closing adjustments, the aggregate cost of the acquisitions, including professional fees and other related costs, is expected to be approximately $37 million.

      In February, 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/S was previously accounted for on the equity method but is now fully consolidated beginning in 2002. The company has annual sales of approximately $4 million.

      Unaudited pro forma sales and earnings information for 2001 and 2002 is not presented because the amounts would not vary significantly from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Earnings for those years.

Retirement Benefit Plans
      The company sponsors a funded defined benefit pension plan covering certain U.S. employees. Due to the significant overall decline in U.S. and international equity markets and benefit payments of approximately $25 million, the plan's assets have decreased by $94 million in the first nine months of 2002. As a result, it is expected that as of December 31, 2002 a portion of the recorded pension asset will be reversed and a minimum pension liability will be recorded. These changes will not affect reported earnings but rather will result in an addition to the accumulated other comprehensive loss component of shareholders' equity. The ultimate amount of this reduction in equity cannot be determined at this time because it is dependent on the fair value of the plan's assets at December 31, 2002. However, if it had been recorded at September 30, 2002, it would have been approximately $90 million after-tax.

Income Taxes
      At December 31, 2001, the company had a U.S. net operating loss carryforward of approximately $24 million related to a portion of the loss the company incurred in the U.S. in 2001. However, as a result of the "Job Creation and Worker Assistance Act of 2002" that was signed into law on March 9, 2002, the entire 2001 operating loss can now be carried back to prior years. At December 31, 2001, certain of the company's non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $170 million, substantially all of which have no expiration dates. Approximately $82 million of these net operating loss carryforwards related to Widia and Werkö which are presented as discontinued operations in the consolidated condensed financial statements and have since been sold. At December 31, 2001, the deferred tax assets related to certain of the non-U.S. loss carryforwards were partially reserved through valuation allowances which totaled approximately $19 million, of which $1 million related to discontinued operations.

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

      The company's income tax benefit related to its third quarter, 2002 loss from continuing operations was approximately 52%, which is higher than the U.S. federal statutory rate adjusted for state and local income taxes due principally to the utilization of foreign tax credits and other credit carrybacks. The effect of these tax credits was partially offset by expense from the establishment of valuation allowances (as discussed above) in certain non-U.S. jurisdictions. The consolidated tax benefit from continuing operations of approximately 49% in the third quarter of 2001 was higher than the U.S. Federal statutory rate due principally to the favorable settlement of an income tax issue in a non-U.S. jurisdiction.

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

      As of September 30, 2002, the company could receive up to $50 million at a cost of funds linked to commercial paper rates. The receivables purchase agreement expires in 2004; the related liquidity facility backed by the financial institution and three other commercial banks requires periodic renewals, at their option. The liquidity facility currently expires in January, 2003 and the company is actively pursuing its renewal.

      At September 30, 2002, June 30, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and December 31, 2000, the undivided interest in the company's gross accounts receivable from continuing operations that had been sold to the purchaser aggregated $28.3 million, $28.0 million, $36.3 million, $36.8 million, $41.6 million and $52.2 million, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Condensed Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other costs and expenses-net in the Consolidated Condensed Statements of Earnings.

Goodwill and Other Intangible Assets
      The carrying value of goodwill related to continuing operations totaled $365.7 million and $353.2 million at September 30, 2002 and December 31, 2001, respectively. However, as a result of the required transitional impairment reviews required by SFAS No. 142 (see Change in Method of Accounting), the company expects to record a pretax goodwill impairment charge of between $200 million and $210 million ($155 million to $165 million after tax, or $4.65 to $4.95 per share). This charge will be announced early in 2003 in connection with the company's fourth quarter earnings release and recorded as the cumulative effect of a change in method of accounting retroactive to the beginning of 2002.

      The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

      The following table presents the effects on net earnings (loss) and basic and diluted earnings (loss) per common share of excluding expense for the amortization of goodwill for all periods presented.

Goodwill Amortization

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,

(In millions except per-share amounts)	2002	2001	2002	2001

Net earnings (loss) as reported	$14.5	$(18.4)	$(29.7)	$(13.8)
Goodwill amortization, net of income taxes (a)	—	2.3	—	7.1

Net earnings (loss) excluding goodwill amortization	$14.5	$(16.1)	$(29.7)	$(6.7)

Basic and diluted earnings (loss) per common share
Net earnings (loss) as reported	$.43	$(.55)	$(.89)	$(.42)
Goodwill amortization, net of income taxes	—	.07	—	.21

Net earnings (loss) excluding goodwill amortization	$.43	$(.48)	$(.89)	$(.21)

(a)	In 2001, includes $.4 million in the third quarter and $1.3 million for the year-to-date period that is included in discontinued operations in the Consolidated Condensed Statements of Earnings.

Liabilities
      The components of accrued and other current liabilities and long-term accrued liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	Sept. 30, 2002	Dec. 31, 2001

Accrued salaries, wages and other compensation	$22.5	$28.4
Accrued and deferred income taxes	9.0	9.1
Reserves for post-closing adjustments and transaction costs	53.4	—
Other accrued expenses	66.8	68.8

	$151.7	$106.3

Long-Term Accrued Liabilities

(In millions)	Sept. 30, 2002	Dec. 31, 2001

Accrued pensions and other compensation	$38.1	$37.6
Accrued postretirement health care benefits	34.2	35.0
Accrued and deferred income taxes	48.3	48.1
Other	33.4	32.8

	$154.0	$153.5

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Sept. 30, 2002	Dec. 31, 2001

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	112.3	103.5
Revolving credit facility	—	274.3
Other	23.6	12.2

	250.9	505.0

Less current maturities	(1.6)	(3.9)

	$249.3	$501.1

      As of September 30, 2002, borrowings under the company's revolving credit facility (see Lines of Credit) totaled $42.0 million which is included in borrowings under lines of credit in the Consolidated Condensed Balance Sheet at that date. At December 31, 2001, long-term debt included $274.3 million of the total of $326.3 million borrowed under the facility. The long-term amount at December 31, 2001 was included in long-term debt on the basis that it would be outstanding for over one year were it not for the divestitures of Widia, Werkö and Valenite (see Discontinued Operations). In 2002, the company used approximately $270.0 million of the net cash proceeds from the divestitures to repay bank debt which was primarily classified as long-term debt at December 31, 2001.

      The borrowings under the revolving credit facility that were included in long-term debt at December 31, 2001 were at variable interest rates that had a weighted-average of 5.3%.

Lines of Credit
      At September 30, 2002, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $152 million, including a $110 million committed revolving credit facility which expires in December, 2004. These credit facilities support the discounting of receivables, letters of credit and leases in addition to providing borrowings under varying terms. At September 30, 2002, $54 million was drawn against the revolving credit facility including outstanding letters of credit of $12 million. The revolving credit facility, which includes certain financial covenants, limits the payment of cash dividends and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions. The covenants include those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization adjusted to exclude restructuring costs and certain other items as specified in the agreement), and (ii) limit the incurrence of new debt. The company was in compliance with these covenants at September 30, 2002. The company has pledged as collateral for borrowings under the facility the capital stock of its principal direct domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets.

      Effective June 17, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including amendments to the minimum quarterly EBITDA tests and suspension of the leverage test (ratio of net debt to EBITDA) for the remainder of 2002. Concurrent with the closing of each of the Valenite divestiture and the Widia and Werkö divestiture, the facility was permanently reduced by $100 million and $115 million, respectively, and the company made corresponding repayments of borrowings under the facility. As a result of the permanent reduction of the facility to $110 million, it was further amended to, among other things, adjust certain financial covenants including suspension of the leverage test for the first two quarters of 2003, set new four-quarter cumulative trailing minimum EBITDA levels for 2003, and require further permanent reductions in the facility on January 31, 2003, September 30, 2003 and December 31, 2003 to $100 million, $95 million and $85 million, respectively. The maturity date of the facility was changed to December 31, 2004.

      Effective November 6, 2002, the revolving credit facility was further amended to adjust the minimum quarterly EBITDA tests to exclude the additional restructuring actions that were announced on November 8, 2002 (see Restructuring Costs).

      At September 30, 2002, the company had the ability to borrow an additional $35 million for general corporate purposes under the revolving credit facility. To the extent that any income taxes arising from the sale of Valenite become payable, the facility allows for additional borrowings of up to $21 million that may be used solely for that purpose. The company could also borrow approximately $14 million under existing lines of credit other than the facility. The facility also allows over $56 million of additional indebtedness from other sources.

      The weighted-average interest rate on borrowings under lines of credit outstanding was 5.7% as of September 30, 2002 and 5.4% as of December 31, 2001.

Shareholders' Equity
      In the first three quarters of 2002, a total of 357,086 treasury shares were reissued in connection with grants of restricted shares, stock option exercises and contributions to employee benefit programs and in connection with the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 81,448 restricted shares that were granted in prior years.

      In the first three quarters of 2001, the company purchased 200,000 treasury shares on the open market at a cost of $3.9 million. A total of 273,630 treasury shares were reissued in connection with stock option exercises and the company purchased 172,940 additional shares on the open market for restricted stock grants and stock option exercises in lieu of the use of authorized but unissued shares or treasury shares.

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

Comprehensive Income (Loss)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2002	2001	2002	2001

Net earnings (loss)	$14.5	$(18.4)	$(29.7)	$(13.8)
Foreign currency translation adjustments	(.6)	3.9	7.9	(1.1)
Reclassification of foreign currency translation adjustments to gain on sale of Valenite	3.5	—	3.5	—
Reclassification of foreign currency translation adjustments to loss on sale of Widia and Werkö	(6.0)	—	7.1	—
Cumulative effect of change in method of accounting	—	—	—	(.3)
Change in fair value of foreign currency exchange contracts	.1	.2	.3	—

Total comprehensive income (loss)	$11.5	$(14.3)	$(11.2)	$(14.7)

      At September 30, 2002 and December 31, 2001, the company's accumulated other comprehensive loss consisted almost entirely of foreign currency translation adjustments. Amounts related to foreign currency exchange contracts were insignificant.

      As discussed in the note captioned "Retirement Benefit Plans," the company expects that the recording of a minimum pension liability adjustment as of December 31, 2002 will result in a significant after-tax addition to accumulated other comprehensive loss.

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

      Various lawsuits arising during the normal course of business, some of which seek substantial amounts, are pending against the company and its consolidated subsidiaries. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

      While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Organization
      The company has two business segments: plastics technologies and industrial fluids. A description of the products and services of the plastics technologies segment is included in the "Organization" note to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001. Effective with the sales of Widia, Werkö and Valenite and the planned dispositions of the company's grinding wheels and round metalcutting tools businesses (see Discontinued Operations), the former metalworking technologies segment now includes only industrial fluids used in metalworking. Operating results of continuing operations for the third quarters of 2002 and 2001 and for the nine month periods ended September 30, 2002 and 2001 are presented in the following table.

Organization

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2002	2001	2002	2001

Sales
Plastics technologies	$148.6	$151.4	$430.4	$497.1
Industrial fluids	24.7	24.1	71.3	71.3

	$173.3	$175.5	$501.7	$568.4

Operating earnings (loss)
Plastics technologies (a)	$.6	$(9.5)	$1.4	$.3
Industrial fluids (a)	3.4	5.5	10.5	13.1
Restructuring costs (b)	(1.9)	(5.3)	(9.8)	(5.3)
Corporate expenses	(3.6)	(3.9)	(11.5)	(12.7)
Other unallocated expenses (c)	(1.0)	(1.0)	(2.8)	(1.4)

Operating loss	(2.5)	(14.2)	(12.2)	(6.0)
Interest expense-net	(6.5)	(5.9)	(18.2)	(16.3)

Loss from continuing operations before income taxes and minority shareholders' interests	$(9.0)	$(20.1)	$(30.4)	$(22.3)

New orders
Plastics technologies	$153.9	$150.6	$445.7	$476.6
Industrial fluids	24.6	24.1	71.3	71.3

	$178.5	$174.7	$517.0	$547.9

(a)	For the nine months ended September 30, 2002, operating earnings of the plastics technologies segment includes royalty income of $4.5 million from the licensing of patented technology that was received in the first quarter of the year. In 2001, operating earnings of the plastics technologies segment included expense for goodwill amortization of $2.6 million in the third quarter and $7.9 million for the nine months ended September 30 of that year. In the industrial fluids segment, goodwill amortization expense was $.1 million in the third quarter of 2001 and $.2 million for the nine months ended September 30, 2001.
(b)	For the third quarter of 2002, $1.0 million relates to the plastics technologies segment, and $.9 million relates to corporate expenses. For the nine months ended September 30, 2002, $8.7 million relates to the plastics technologies segment, and $1.1 million relates to corporate expenses. For the third quarter of 2001 and for the nine months ended September 30, 2001, $5.1 million relates to the plastics technologies segment and $.2 million relates to the industrial fluids segment. Of the total 2001 restructuring amount, $2.5 million relates to product line discontinuation and is therefore included in cost of products sold in the Consolidated Condensed Statements of Earnings for that year.
(c)	Includes financing costs related to the sale of accounts receivable.

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

Results of Operations
      Milacron operates in two business segments: plastics technologies and industrial fluids.

Acquisitions
      As discussed in the notes to the consolidated condensed financial statements, Milacron completed three acquisitions in the plastics technologies segment in 2001 which had combined annual sales of approximately $50 million as of the acquisition dates.

Presence Outside the U.S.
      In the first nine months of 2002, markets outside the U.S. represented the following percentages of our consolidated sales from continuing operations: Europe 27%; Canada and Mexico 8%; Asia 6%; and the rest of the world 2%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the third quarter of 2002, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2001. As a result, Milacron experienced favorable translation effects on sales and new orders of approximately $6 million and $5 million, respectively. For the first nine months of 2002, the comparative strength of the euro resulted in increases in sales and new orders of $5 million and $4 million, respectively, in relation to the comparable period of 2001. The effect on earnings was not significant in either period.

      Between December 31, 2001 and September 30, 2002, the euro strengthened against the dollar as did certain other currencies. In the aggregate, these exchange rate fluctuations resulted in a $8 million increase in consolidated shareholders' equity due to favorable foreign currency translation adjustments.

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

      As discussed more fully in the above referenced section of Milacron's most recent Form 10-K, the company maintains a defined benefit pension plan for certain U.S. employees. In 2001, Milacron recorded pension income related to this plan of $10.1 million and expects to record income in 2002 of approximately $9.3 million. However, during the first nine months of 2002, the fair value of the plan's assets has decreased by approximately $94 million due to the significant overall decline in U.S. and international equity markets and benefit payments of approximately $25 million. The company is currently reevaluating its assumed long-term rate of return on plan assets and the discount rate used to value the plan's liabilities and service cost. Changes in these assumptions, along with recent declines in the market value of the plan's assets, will likely result in pension income in 2003 of less than $1 million.

      Generally accepted accounting principles for defined benefit pension plans require the recognition of a "minimum pension liability" if - as of a given measurement date - the fair value of a plan's assets is less than its accumulated benefit obligation (ABO). At December 31, 2001, the fair value of the assets of Milacron's defined benefit plan for U.S. employees exceeded the ABO by approximately $25 million. However, the reduction in the value of the plan's investments in 2002 is expected to result in a requirement to record a minimum liability as of the end of the year. If this occurs, a significant portion of the recorded pension asset related to the plan ($30.4 million at September 30, 2002) will be reversed and a liability will be created that represents the excess of the ABO over the market value of plan assets. While these adjustments will not be included in reported net earnings or loss, they will reduce shareholders' equity by increasing the accumulated other comprehensive loss that is included therein. The ultimate amount of the reduction in shareholders' equity cannot be determined at this time because it is dependent on the performance of the financial markets through December 31, 2002. However, if the reduction in equity had been recorded as of September 30, 2002, the amount would have been approximately $90 million after tax.

Discontinued Operations
      As discussed more fully in the notes to the consolidated condensed financial statements, in the third quarter of 2002, Milacron completed the sales of its Valenite, Widia and Werkö metalcutting tools businesses and retained advisors to explore strategic alternatives for its grinding wheels and round metalcutting tools businesses. All comparisons of results of operations in this Management's Discussion and Analysis exclude the results of these businesses and relate solely to the company's continuing operations unless otherwise indicated.

New Orders and Backlog
      Consolidated new orders from continuing operations were $179 million in the third quarter of 2002, an increase of $4 million, or 2%, in relation to orders of $175 million in 2001. The increase was due almost entirely to currency effects. While orders continued to be penalized by low levels of industrial production and capital spending for the machinery products of the plastics technologies segment, the $179 million of orders received in the third quarter of 2002 represents a $10 million, or 6%, increase in relation to the second quarter of the year.

      Orders for plastics technologies products in the third quarter of 2002 were $154 million, an increase of $3 million, or 2%, in relation to the comparable period of 2001. The segment's orders were essentially flat after adjusting for currency effects. However, orders increased by $9 million, or 6%, in relation to the second quarter of 2002. In relation to 2001, orders for injection molding machines increased in Europe, as did worldwide orders for Uniloy blow molding systems. Orders for U.S.-built injection molding machines increased modestly but the segment's D-M-E mold base and components business experienced a decrease in relation to 2001 due to lower order levels in Europe.

      Third quarter, 2002 orders for the industrial fluids segment were $25 million, essentially flat in relation to both the third quarter of 2001 and the second quarter of 2002. Order levels held steady both in North America and in Europe.

      For the first nine months of 2002, consolidated new orders for continuing businesses totaled $517 million. This represents a decrease of $31 million, or almost 6%, in relation to the comparable period of 2001. The decrease was due principally to low order levels for plastics processing machinery.

      For the first nine months of 2002, the plastics technologies segment had new orders of $446 million compared to $477 million in 2001. This represents a decrease of $31 million, or 6%, that resulted principally from low order levels for all of the segment's machinery products - particularly injection molding machines in North America and blow molding systems worldwide. Orders for injection molding machines increased in Europe due in part to favorable currency effects while orders for D-M-E mold bases and components decreased modestly due to reduced orders in Europe in the third quarter of the year.

      Orders for industrial fluids were $71 million in the first nine months of 2002, which equals the order volume received in the comparable period of 2001. Orders decreased modestly in North America but increased in Europe due in part to favorable currency effects.

      U.S. export orders for continuing operations were $16 million in the third quarter of 2002. In the third quarter of 2001, export orders totaled $15 million. For the first nine months of 2002, export orders totaled $47 million compared to $60 million in the equivalent period of 2001. The decrease for the year-to-date period resulted from low export order levels for plastics processing machinery early in the year.

      Milacron's backlog of unfilled orders for continuing operations totaled $80.5 million at September 30, 2002, compared to $61.2 million at December 31, 2001, and $79.4 million at September 30, 2001.

Sales
      Consolidated sales in the third quarter of 2002 were $173 million, which represents a $3 million, or 2%, decrease from $176 million in 2001, but an increase of $3 million in relation to the second quarter of 2002. As was the case with new orders, shipment levels continued to be penalized by low levels of industrial production and capital spending. The strength of the euro in relation to the U.S. dollar had the effect of increasing reported sales in 2002 by $6 million.

      In the plastics technologies segment, sales were $149 million in the third quarter of 2002, a decrease of $2 million in relation to sales of $151 million in 2001. Excluding currency effects, however, the segment's sales decreased by $8 million. Shipments of injection molding machines held steady while sales of the segment's other machinery products - extrusion systems and Uniloy blow molding machines - decreased. Sales of D-M-E products also decreased in relation to 2001 due primarily to low sales volume in Europe.

      The industrial fluids segment had sales of $25 million in the third quarter of 2002, a modest increase in relation to $24 million in the third quarter of 2001 that was due principally to currency effects.

      For the first three quarters of 2002, consolidated sales for continuing operations were $502 million, a decrease of $66 million, or 12%, in relation to 2001. As was the case with new orders, the sales of both segments continued to be penalized by low levels of industrial production. While sales of metalworking fluids were flat in relation to 2001, low levels of capital spending - which became increasingly more pronounced during the second half of 2001 and which have continued into 2002 - penalized shipments of plastics processing machinery. Currency exchange rate fluctuations had the effect of increasing reported sales in relation to 2001 by $5 million.

      The plastics technologies segment had sales of $430 million in the first nine months of 2002 compared to $497 million in 2001. The $67 million, or 13%, decrease resulted almost entirely from significantly lower shipments of all of the segment's machinery products. The largest decreases in terms of dollar volume occurred in the segment's injection molding machine and blow molding systems businesses. Year-to-date sales of D-M-E mold bases and components decreased modestly due to lower shipment levels in Europe during the third quarter of the year.

      The industrial fluids segment had sales of $71 million in the first three quarters of 2002, which equaled the level achieved in the comparable period of 2001. Year-to-date sales held steady both in North America and Europe.

      Export sales were $20 million in the third quarter of 2002 compared to $19 million in 2001. For the first nine months of 2002, export sales totaled $51 million compared to $60 million in 2001. As was the case for export orders, the year-to-date decrease resulted for lower export volume for plastics machinery products early in the year.

      Sales of both segments to non-U.S. markets, including exports, totaled $80 million in the third quarter of 2002, compared to $79 million in 2001. Sales to non-U.S. markets totaled $217 million during the first three quarters of 2002 compared to $228 million in 2001. For the first nine months of 2002 and 2001, products manufactured outside the U.S. approximated 36% and 33% of sales, respectively, while products sold outside the U.S. approximated 43% and 40% of sales, respectively.

Margins, Costs and Expenses and Operating Earnings (Loss)
      The consolidated manufacturing margin for continuing operations for the third quarter of 2002 was 18.2% compared to 13.6% in the comparable period of 2001. The 2001 amount includes $2.5 million of restructuring costs related to product line discontinuation. Excluding this amount, the consolidated margin for the third quarter of 2001 was 15.0%. For the first three quarters of 2002, the consolidated margin was 17.6% compared to 18.0% including the $2.5 million of restructuring costs and 18.4% excluding this amount.

      In the plastics technologies segment, margins improved significantly in the third quarter of 2002 and were only slightly lower for the year-to-date period. Margins for metalworking fluids were modestly lower for both periods. The third quarter improvement in the plastics technologies segment is due primarily to the beneficial effects of the restructuring initiatives that began in the second half of 2001 and which have continued in 2002.

      Excluding restructuring costs, the plastics technologies segment had operating earnings of $.6 million in the third quarter of 2002 compared to a loss of $9.5 million in the third quarter of 2001. The amount for 2001 is net of goodwill amortization expense of $2.6 million. In the first three quarters of 2002, the segment had operating earnings of $1.4 million, which includes $4.5 million ($2.8 million after tax) of royalty income from the licensing of patented technology that was received in the first quarter of the year. In the first three quarters of 2001, the segment had operating earnings of $.3 million which is net of goodwill amortization expense of $7.9 million.

      The industrial fluids segment had operating earnings of $3.4 million in the third quarter of 2002 compared to earnings of $5.5 million in 2001. The amount for 2001 includes favorable metalworking group adjustments that did not recur in 2002. Excluding these adjustments, the segment's operating earnings increased modestly in relation to the prior year. For the first nine months of 2002, the segment had operating earnings of $10.5 million compared to $13.1 million in 2001 which includes the previously discussed group-level adjustments.

      On a consolidated basis, Milacron's operating loss (loss before interest and taxes) improved from $14.2 million in the third quarter of 2001 to $2.5 million in 2002. The amount for 2001 includes goodwill amortization expense of $2.7 million. Excluding restructuring, the loss in the third quarter of 2002 was $.6 million compared to $6.2 million in 2001 after adjusting for both restructuring and goodwill amortization. The improvements in 2002 were achieved as a result of our cost reduction programs and restructuring initiatives and despite a modest decrease in sales.

      Total selling and administrative expense for continuing operations was $31.0 million in the third quarter of 2002 compared to $32.2 million in 2001. For the first three quarters of 2002, total selling and administrative expense was $90.8 million compared to $97.7 million in 2001. For the third quarter, selling expense decreased in amount by almost 6% and was 13.9% of sales compared to 14.6% in 2001. For the year-to-date period, selling expense decreased by almost $6 million in relation to 2001 and was 13.9% of sales compared to 13.2% in the prior year. Administrative expense increased modestly in relation to the third quarter of 2001 due to increased employee benefits and insurance costs but decreased by 6% on a year-to-date basis.

      Other expense-net was $1.2 million in the third quarter of 2002 compared to $3.1 million in 2001. The amount for 2001 includes goodwill amortization expense of $2.7 million. For the first nine months of 2002, other expense-net decreased from $7.6 million in 2001 to a credit of $.1 million. The amount for 2002 includes the previously discussed royalty income, whereas the 2001 amount includes goodwill amortization expense of $8.1 million and a second quarter gain of $2.6 million ($1.6 million after tax) on the sale of surplus real estate.

      Interest expense-net, increased from $5.9 million in the third quarter of 2001 to $6.5 million in 2002. For the first nine months of 2002, interest expense-net was $18.2 million compared to $16.3 million in 2001.

Restructuring Costs
      As discussed more fully in the notes to the consolidated condensed financial statements, in the third and fourth quarters of 2001, we implemented plans to consolidate manufacturing operations and further reduce Milacron's cost structure. The plans resulted in pretax charges to earnings from continuing operations of $18.0 million, including $13.8 million in 2001 and $4.2 million in the first three quarters of 2002. In 2001, we also initiated a plan to integrate the operations of EOC and Reform, both of which were acquired in the second quarter of that year, with our existing D-M-E mold base and components business in Europe. The total cost of completing the integration was $8.9 million, of which $1.2 million is included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in the fourth quarter of 2001 and $4.3 million in the first three quarters of 2002.

      In connection with the plans initiated in 2001, Milacron recorded pretax restructuring costs related to continuing operations of $8.5 million in the first three quarters of 2002 compared to $5.3 million in 2001. Cash costs for the restructuring actions and the integration were $18.1 million in the first three quarters of 2002 and are expected to total approximately $1.5 million for the remainder of the year. In the aggregate, the actions initiated in 2001 are generating over $35 million in annualized cost savings, most of which we are realizing in 2002.

      In the third quarter of 2002, the company's management approved additional restructuring plans for the purpose of further reducing the company's cost structure in certain businesses and to reduce corporate costs as a result of the disposition of Widia, Werkö and Valenite. These actions resulted in third quarter restructuring costs of $1.3 million.

      On November 8, 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involves the transfer of all manufacturing of container blow molding machines and structural foam systems from the Uniloy plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. In the second initiative, the manufacture of special mold bases for injection molding at D-M-E's Monterey Park, California plant will be phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of approximately $7 million. Of the total cost of the actions, approximately $4 million will be charged to expense in 2002 with the remainder being recorded in 2003. The total cash cost of these initiatives is expected to be approximately $4 million, substantially all of which will be spent in 2003. The pretax annualized cost savings are expected to exceed $4 million, most of which will be realized in 2003.

Loss From Continuing Operations Before Income Taxes and Minority Shareholders' Interests
      In the third quarter of 2002, Milacron had a pretax loss from continuing operations of $9.0 million which includes $1.9 million of pretax restructuring costs. Excluding restructuring, the loss for the quarter was $7.1 million compared to a loss of $20.1 million in 2001 which included goodwill amortization expense of $2.7 million and restructuring costs of $5.3 million. Excluding these items, the company had a pretax loss of $12.1 million in the third quarter of 2001. The improvement in 2002 was achieved despite relatively flat sales.

      For the first three quarters of 2002, Milacron's pretax loss was $30.4 million compared to a loss of $22.3 million in 2001. The 2002 amount includes restructuring costs of $9.8 million, partially offset by the $4.5 million of the first quarter royalty income, while the 2001 amount includes goodwill amortization expense of $8.1 million, $5.3 million of restructuring costs and the previously discussed $2.6 million land sale gain. Excluding all of these items, Milacron's loss for the first three quarters of 2002 was $25.1 million compared to a loss of $11.5 million in 2001.

Income Taxes
      Milacron entered both 2002 and 2001 with significant net operating loss carryforwards in certain non-U.S. jurisdictions. The deferred tax assets related to certain of the non-U.S. loss carryforwards were reserved through valuation allowances which serve to reduce their carrying values to amounts reasonably expected to be realized. Valuation allowances are evaluated periodically and revised based on a "more likely than not" assessment of whether the related deferred tax assets will be realized. Decreases or increases in these valuation allowances serve to favorably or unfavorably affect the company's effective tax rate.

      The company's income tax benefit related to its third quarter, 2002 loss from continuing operations was approximately 52%, which is higher than the U.S. federal statutory rate adjusted for state and local income taxes due principally to the utilization of foreign tax credits and other credit carrybacks. The effect of these tax credits was partially offset by expense for the establishment of valuation allowances (as discussed above) in certain non-U.S. jurisdictions. The consolidated tax benefit from continuing operations of approximately 49% in the third quarter of 2001 was higher than the U.S. Federal statutory rate due principally to settlement of an income tax issue in a non-U.S. jurisdiction. The effective rate for continuing operations for all of 2002 is currently expected to be approximately 38% to 42%.

Loss From Continuing Operations
      For the third quarter of 2002, Milacron had a loss from continuing operations of $4.5 million, or $.14 per share, compared to a loss of $10.5 million, or $.31 per share, in the equivalent period of 2001. After adjusting for after-tax restructuring costs of $1.1 million, or $.03 per share, the loss for the third quarter of 2002 was $3.4 million, or $.11 per share. Adjusted for after-tax goodwill amortization expense of $1.9 million, or $.06 per share, and for restructuring costs of $3.2 million, or $.09 per share, the loss in the comparable period of 2001 was $5.4 million, or $.16 per share.

      For the first three quarters of 2002, Milacron's loss from continuing operations was $19.4 million, or $.59 per share, compared to a loss of $8.0 million, or $.25 per share, in the equivalent period of 2001. Adjusting for restructuring and royalty income in 2002 and for restructuring, goodwill amortization expense and the land sale gain in 2001, Milacron had a year-to-date loss of $16.0 million, or $.49 per share, in 2002 and a loss of $.6 million, or $.03 per share, in 2001.

Discontinued Operations
      The company's discontinued operations - Widia, Werkö, Valenite, grinding wheels and round metalcutting tools - had after-tax losses of $10.4 million, or $.31 per share, in the third quarter of 2002 and $24.4 million, or $.72 per share, for the nine month period ended September 30, 2002. In 2001, these businesses had losses of $7.9 million, or $.24 per share, in the third quarter and $5.8 million, or $.17 per share, for the year-to-date period. The adverse comparisons to 2001 resulted principally from depressed levels of industrial production in North America, Europe and India as well as inefficiencies associated with managing businesses in the process of being sold.

      In 2002, discontinued operations also includes a third quarter after-tax gain of $29.4 million, or $.88 per share, on the sale of Valenite and a second quarter after-tax charge of $15.3 million, or $.46 per share, for the loss on the sale of Widia and Werkö.

Net Earnings (Loss)
      Including discontinued operations, Milacron had net earnings of $14.5 million, or $.43 per share, in the third quarter of 2002 compared to a loss of $18.4 million, or $.55 per share, in 2001. The amount for 2002 includes the gain on the sale of Valenite of $29.4 million, or $.88 per share. The company's net loss for the first three quarters of 2002 was $29.7 million, or $.89 per share, which includes a loss from discontinued operations of $10.3 million, or $.30 per share. In the comparable period of 2001, Milacron had a net loss of $13.8 million, or $.42 per share, which includes losses from discontinued operations of $5.8 million, or $.17 per share.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At September 30, 2002, Milacron had outstanding forward contracts totaling $5.6 million compared to $2.8 million at December 31, 2001, and $6.7 million at September 30, 2001. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at September 30, 2002 or September 30, 2001 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At September 30, 2002, Milacron's continuing operations had fixed interest rate debt of $240 million, including $115 million of 8 3/8% Notes due March 15, 2004, and €115 million ($112 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $56 million, with interest fluctuating based primarily on changes in LIBOR. At September 30, 2001 and December 31, 2001, fixed rate debt related to continuing operations totaled $223 million and $220 million, respectively, and floating rate debt totaled $350 million and $357 million, respectively. We also sell up to $50 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $.4 million at September 30, 2002, $1.8 million at December 31, 2001 and $2.2 million at September 30, 2001.

Liquidity and Sources of Capital
      At September 30, 2002, Milacron's continuing operations had cash and cash equivalents of $114 million, an increase of $24 million from December 31, 2001.

      Operating activities provided $3 million of cash in the third quarter of 2002 compared to $10 million of cash provided in 2001. The generation of cash in 2002 was due principally to our aggressive working capital management initiatives. The positive cash flow in 2001 resulted from reductions in accounts receivable and inventories as a result of lower sales volumes, the benefits of which were partially offset by the effects of reductions in trade payables and other current liabilities. For the first nine months of 2002, operating activities provided $22 million of cash compared to $33 million of cash used in 2001. The positive cash flow in 2002 was due to the effects of significant reductions in inventories that resulted from our aggressive efforts to reduce working capital.

      In the third quarter of 2002, investing activities provided $310 million of cash compared to a $3 million use of cash in 2001. The amount for 2002 includes the gross divestiture proceeds of $360 million less transaction costs and other payments related to the sales. For the nine months ended September 30, 2002, investing activities provided $311 million of cash. In 2001, investing activities used $36 million of cash including $29 million for the EOC and Reform acquisitions.

      Financing activities used $267 million of cash in the third quarter of 2002 compared to $13 million of cash provided in 2001. The amount for 2002 consists almost entirely of repayments of debt using a portion of the divestiture proceeds. Additional net borrowings had provided $17 million of cash in 2001. For the first three quarters of 2002, financing activities used $301 million of cash due almost entirely to net repayments of debt. In 2001, financing activities provided $92 million of cash including $107 million from net additional borrowings.

      Milacron's current ratio was 1.5 at September 30, 2002 compared to 1.6 at December 31, 2001 and 1.5 at September 30, 2001. All amounts relate to continuing operations only.

      Total debt was $296 million at September 30, 2002, representing a decrease of $281 million from $577 million at December 31, 2001. The decrease resulted principally from the use of the divestiture proceeds to repay bank borrowings.

      Total shareholders' equity was $425 million at September 30, 2002, a decrease of $10 million from December 31, 2001. The decrease resulted from the net loss incurred during the period, $11 million of which represents reclassifications of cumulative foreign currency translation adjustments to the gain on the sale of Valenite and the loss on the sale of Widia and Werkö. These reclassifications have no effect on total shareholders' equity. The write-off of goodwill retroactive to January 1, 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, which is discussed in the notes to the consolidated condensed financial statements, and the previously discussed recording of a minimum pension liability adjustment at December 31, 2002 will result in additional reductions in shareholders' equity.

      The company's debt obligations for the remainder of 2002 and beyond are shown in the table that follows. Obligations under operating leases are not significantly different from the amounts reported in Milacron's Annual Report on Form 10-K for the year ended December 31, 2001.

Debt Obligations

(In millions)	2002	2003	2004	2005	After 2005

Long-term debt	$.8	$2.2	$116.7	$117.0	$14.1
Revolving credit facility	—	—	42.0	—	—

Total debt obligations	$.8	$2.2	$158.7	$117.0	$14.1

      Our ability to satisfy our 2002 obligations and other liquidity needs is a function of a number of factors, the most important of which include: our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our U.S. receivables purchase agreement and other similar arrangements, and our cash flow from operating activities.

      At September 30, 2002, we had cash and cash equivalents of approximately $114 million.

      At September 30, 2002, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $152 million, including a $110 million committed revolving credit facility. At September 30, 2002, $54 million was drawn against the facility, including outstanding letters of credit of $12 million. The facility matures in December, 2004 and includes a number of financial covenants.

      Effective June 17, 2002, the revolving credit facility was amended to, among other things, adjust certain financial covenants including amendments to the minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization adjusted to exclude restructuring costs and certain other items as specified in the agreement) tests and suspension of the leverage test (ratio of net debt to EBITDA) for the remainder of 2002. Concurrent with the closing of each of the Valenite divestiture and the Widia and Werkö divestiture, the facility was permanently reduced by $100 million and $115 million, respectively, and the company made corresponding repayments of borrowings under the facility. As a result of the permanent reduction of the facility to $110 million, it was further amended to, among other things, adjust certain financial covenants including suspension of the leverage test for the first two quarters of 2003, set new four-quarter cumulative trailing minimum EBITDA levels for 2003, and require further permanent reductions in the facility on January 31, 2003, September 30, 2003 and December 31, 2003 to $100 million, $95 million and $85 million, respectively. The maturity date of the facility was changed to December 31, 2004.

      The current agreement includes covenants, including those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA, and (ii) limit the incurrence of new debt. At September 30, 2002, the company was in compliance with these covenants. The company had $114 million of cash at September 30, 2002 and the ability to borrow an additional $35 million for general corporate purposes under the revolving credit facility. To the extent that any income taxes arising from the sale of Valenite become payable, the facility allows for additional borrowings of up to $21 million that may be used solely for that purpose. The company could also borrow approximately $14 million under existing lines of credit other than the facility. The facility also allows over $56 million of additional indebtedness from other sources.

      Effective November 6, 2002, the revolving credit facility was further amended to adjust the minimum quarterly EBITDA tests to exclude the additional restructuring actions that were announced on November 8, 2002 (see Restructuring Costs).

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

      In addition to the revolving credit facility, as of September 30, 2002 we had a number of other credit lines totaling $42 million, of which approximately $14 million was available for future borrowing. During the first three quarters of 2002, we repaid approximately $290 million of borrowings that were outstanding at December 31, 2001. Under the terms of the revolving credit facility as amended, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

      Milacron's debt and credit are rated by Standard & Poor's (S&P) and Moody's Investors Service (Moody's). S&P's current ratings of Milacron are BB-/negative outlook for corporate credit and senior secured and B/negative outlook for senior unsecured. The S&P ratings have been in effect for more than one year. On October 25, 2002, Moody's issued a press release in which it announced it had lowered Milacron's senior implied and senior secured rating one notch from Ba3 with a "negative outlook" to B1 with a "stable outlook" and Milacron's senior unsecured rating one notch from B1 with a "negative outlook" to B2 with a "stable outlook."

      None of the company's debt instruments include rating triggers that would accelerate maturity or increase interest rates. Accordingly, the rating changes are expected to have no short-term impact, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

      Another important source of liquidity is our accounts receivable purchase program. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program for the foreseeable future. At September 30, 2002, only $35 million of the $50 million facility was utilized due to the low level of accounts receivable that resulted from lower sales volume. Of the total amount utilized, $7 million relates to the grinding wheels and round tools businesses that are being treated as discontinued operations. As the amount of eligible accounts receivable increases due to improved business conditions, we expect to utilize the remaining availability under the facility.

      Milacron expects to generate modest cash flow from operating activities for the balance of 2002, which will be more than offset by about $30 million for capital expenditures and purchase price adjustments and expenses related to the sale of Widia and Valenite.

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
  production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron's plastics technologies products, steel, oil, and the industrial grains used in the production of grinding wheels;
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
  litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and
  fluctuations in stock market valuations of pension plan assets that could result in reductions of pension income and shareholders' equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
      The information required by Item 3 is included in Item 2 on page 20 of this Form 10-Q.

Item 4. Controls and Procedures
      Within the ninety day period prior to the filing of this report, Milacron's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Milacron's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Subsequent to the date of their evaluation, there have been no significant changes in Milacron's internal controls or in other factors that could significantly affect Milacron's internal controls.

PART II Other Information

Item 1. Legal Proceedings
      Various lawsuits arising during the normal course of business, some of which seek substantial amounts, are pending against the company and its consolidated subsidiaries. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

      While, in the opinion of management, the liability resulting from the these matters will not have a significant effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Item 5. Other Information
      On July 25, 2002, Daniel J. Meyer retired from Milacron's board of directors after 17 years of valuable board service. Mr. Meyer had previously retired as Chairman and Chief Executive Officer in May, 2001. Effective with Mr. Meyer's retirement as a director, the size of the board was reduced from eleven to ten members.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
(b)	Reports on Form 8-K

— A current report on Form 8-K, Items 5, 7 and 9, dated July 24, 2002, was filed concerning the company's press release regarding earnings for the second quarter, 2002.

— A current report on Form 8-K, Items 7 and 9, dated August 13, 2002, was filed concerning the company's press release regarding the certifications of the company's Chief Executive Officer and Chief Financial
Officer made in accordance with SEC Order No. 4-460.

— A current report on Form 8-K, Items 2 and 7, dated August 9, 2002, was filed concerning the divestiture of the company's Valenite metalcutting tools business.

— A current report on Form 8-K, Items 2 and 7, dated August 30, 2002, was filed concerning the divestiture of the company's Widia and Werkö metalcutting tools business.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	November 13, 2002	By:	/s/Ross A. Anderson

Ross A. Anderson Controller

Date:	November 13, 2002	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Certifications

      I, Ronald D. Brown, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Milacron Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/Ronald D. Brown

Ronald D. Brown Chairman and Chief Executive Officer

      I, Robert P. Lienesch certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Milacron Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange
Commmission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 31, 2001.
	10.4	Milacron 2002 Short-Term Management Incentive Plan — Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 31, 2002.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
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
with entering into a definitive agreement or the sale of the Valenite business.
— Incorporated by reference to the company's Form 8-K
dated May 3, 2002.
	10.30	Stock Purchase Agreement dated as of June 17, 2002 among Milacron Inc., and Sandvik AB. — Incorporated by reference to the company's Form 8-K dated June 17, 2002.
	10.31	Success Fee Grant to James R. Christie related to the sale of Valenite operations. — Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 30, 2002.
11.	Statement Regarding Computation of Per-Share Earnings		33
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
99.	Additional Exhibits:
	99.1 Section 906 Certification		34

29-32