Form 10-K
period 2002-12-31
MILACRON INC
filed 2003-03-21
CIK 716823

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2002	1-8485

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

Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant is $265,666,739 at June 30, 2002*

     *Voting stock held by officers, directors and principal holders is not included in the computation. The company, however, has not made a determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

     Number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2003: 33,771,939

Documents Incorporated by Reference:
PART III — Proxy statement, dated March 25, 2003

Milacron Inc.

2002 Form 10-K

PART I

Item 1.      Business

General

       Milacron is a global company focused primarily on manufacturing and selling plastics-processing equipment and supplies. We also blend and sell industrial fluids for metalworking applications on a worldwide basis. We operate four business segments:

•	Machinery technologies — North America

•	Machinery technologies — Europe

•	Mold technologies

•	Industrial fluids

     Our first three segments provide plastics processors with a broad range of technologically advanced products and services — machinery, tooling, parts and applications expertise — required for today’s plastics processing techniques. Our fourth segment is a leading supplier of industrial fluids, whose unique formulations meet many stringent performance, health and safety requirements in a wide variety of metalworking applications.

     Starting out in the 1860s as a screw and tap maker in a small shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading machine tool maker serving metalworking industries, during the last five years we have divested this business as well as our carbide metalcutting insert businesses in order to focus exclusively on plastics technologies and industrial fluids.

     Accounting for 86% of consolidated sales from continuing operations in 2002, our plastics technologies segments manufacture and sell equipment and turnkey systems for the three most common methods of processing plastic — injection molding, extrusion and blow molding — as well as related mold tooling and components, MRO (maintenance, repair and operating) supplies and value-added services for these same methods. Major global markets for our plastics technologies include packaging, automotive, components, building materials, consumer goods, medical, housewares, electrical and electronics.

     In our industrial fluids segment, representing 14% of total sales from continuing operations, we blend and sell coolants, lubricants, process cleaners, corrosion inhibitors and provide related value-added services to a variety of metalworking industries. Major global markets for our industrial fluids include automotive and transportation, machinery, components, aerospace, consumer goods and off-road equipment.

     In the second half of the 1990s, Milacron benefited from a strong economy with high levels of sales and growing profitability. Strategic acquisitions allowed us to grow our core businesses faster than the general economy. In 2001, however, we entered what turned out to be the deepest and longest recession in the North American manufacturing sector in 50 years. Furthermore, in 2002, while the recession continued in North America, demand in European markets began to soften. As a result, consolidated sales from continuing operations fell from peak levels of $994 million in 1999 and $975 million in 2000 to $755 million in 2001 and $693 million in 2002, and we sustained substantial losses in both 2001 and 2002. Our net loss from all operations including restructuring costs was $35.7 million, or $1.08 per share, in 2001 and $222.9 million, or $6.67 per share, in 2002. From continuing operations, excluding restructuring costs, Milacron lost $17.7 million, or $.55 per share, in 2001 and $9.6 million, or $.30 per share, in 2002.

     We maintain an Internet website at www.milacron.com. Our site provides company, product and service information, including our annual and quarterly reports and other filings, as well as our latest news releases, stock information, investor presentations and conference calls. The information contained on our website is not incorporated by reference in this report.

Strategic Acquisitions and Divestitures

      Milacron has made a number of key acquisitions and divestitures designed to strengthen our core businesses — plastics technologies and industrial fluids — on a global basis. In the last five years, we have made 12 acquisitions in plastics technologies and three in industrial fluids. During this time we have also divested five businesses, most of them metalworking product lines. In plastics, we have diversified into durable goods and consumable products, which are less sensitive to economic cycles and generally have higher margins than capital goods. In 2002, capital goods accounted for about 50% of our plastics sales, compared to approximately 85% in 1992. Through recent acquisitions we have also expanded our industrial fluids to include process cleaners and products for metalforming and heat treating.

     Due to exceptionally weak business conditions we made no significant acquisitions in 2002. Additions to our continuing operations in the last five years have been:

Acquisition	Date	Product Lines

Northern Supply	1998	Plastics processing supplies
Wear Technology	1998	Extruder barrels and screws
Autojectors	1998	Vertical injection machines
Uniloy	1998	Blow molding systems
Manpo Chemicals	1998	Metalworking fluids
Master Unit Die	1998	Mold bases, tooling
Nickerson	1999	Plastics tooling and supplies
Producto Chemicals	1999	Metalworking cleaning fluids
Oak International	1999	Metalforming fluids
Akron Extruders	2000	Single-screw extruders
Rite-Tek Canada	2000	Plastics MRO supplies
Ontario Heater and Supply	2000	Plastics MRO supplies
Progress Precision	2001	Extruder barrels and screws
Reform Flachstahl	2001	Mold bases and components
EOC Normalien	2001	Mold bases and components

     Milacron is committed to growing profitability in each of our business segments and we will seek to divest any operation or product line that is not critical to our core businesses or not likely to meet our growth targets. In 2002 we sold our large metalcutting tool businesses — Valenite in North America and Widia and Werkö in Europe and Asia — and we also initiated plans to seek strategic alternatives for our round metalcutting tool and grinding wheel businesses. In the last five years, we have divested the following five businesses:

Divestiture	Date	Product Lines

Machine Tools	1998	Metalworking machinery
European Extrusion	1999	Plastics extrusion systems
Widia Magnet Engineering	2000	Industrial magnets
Valenite	2002	Carbide inserts, tool holders
Widia and Werkö	2002	Carbide inserts, tool holders, drills

Cost Cutting and Efficiency Initiatives

      In the normal course of business, and especially during a prolonged period of depressed manufacturing activity in many world markets, we take every opportunity to reduce our cost structure and increase our overall efficiency and responsiveness to our customers.

     Milacron’s cost reduction program in North America and Europe over the past three years has entailed closing 14 manufacturing plants and eliminating approximately 1,400, or 27%, of our manufacturing and administrative positions worldwide, while generating an annualized payroll savings of more than $60 million.

     In 2002, we undertook the consolidation of the manufacture of North American container blow molding and structural foam machines with our integrated machinery manufacturing center in Batavia, Ohio. For the remaining mold making and blow molding applications and support operations, we moved into smaller, more efficient facilities in the Manchester, Michigan area. In addition, we consolidated our mold technologies manufacturing and support operations in both North America and Europe. For these consolidations, expected to be complete in 2003, Milacron estimates total pretax charges of $7 to $8 million and annualized pretax cost savings in excess of $4 million. We took about half of these charges in 2002 and expect to realize most of the annualized cost savings for 2003. Cash costs for these initiatives are estimated at about $6 million, most of which will be spent in 2003.

     Milacron is committed to better serving our customers and to improving our competitive advantage through the implementation of Lean and Six Sigma processes. Since adopting these processes in mid-2001 as part of our total quality leadership business philosophy, over one-third of our employees have received Lean/ Six Sigma training and hundreds of cross-functional teams have solved problems and improved process efficiency. The primary goal of these efforts is to shorten lead times, which improves our response time to customers and reduces our overall working capital requirements.

Research and Development, New Product
Development and Capital Expenditures

      We emphasize efficient investment in research and development and in new capital equipment to support rapid new product introductions, enhance our global competitive position and achieve sales growth. In 2002, we focused our investment on customer-driven development. To these ends we invested $15.8 million, or 2.3% of sales, in R&D in 2002, compared to $21.1 million, or 2.8% of sales, in 2001.

Patents

      Milacron holds a number of patents pertaining to both plastics technologies and industrial fluids, none of which are material to their respective business segments.

Employees

      The average number of employees from continuing operations at Milacron was 4,090 people in 2002. Of these, about half were employed outside the U.S. As of year-end 2002, our employment from continuing operations was about 4,000 people.

MILACRON INC. — 4 — FORM 10-K

Segment Information

      Segment and geographic information for the years ended December 31, 2002, 2001 and 2000 is included in the notes to Milacron’s consolidated financial statements on pages 44 through 47 of this Form 10-K.

Plastics Technologies

       Products and Services. We believe Milacron is the world’s broadest-line supplier of machinery, mold bases and related tooling, supplies and services to process plastics. With combined 2002 sales of $597 million, our plastics technologies businesses are organized in three segments:

Machinery technologies — North America

•	Injection molding systems, parts and services supplied from North America and India

•	Blow molding systems, parts, molds and services supplied from North America

•	Extrusion systems, parts and services supplied from North America

Machinery technologies — Europe

•	Injection molding systems, parts and services supplied from Europe

•	Blow molding systems, parts, molds and services supplied from Europe

Mold technologies

•	Injection mold bases, related components/tooling and services worldwide

•	MRO — aftermarket parts and supplies worldwide

     Milacron strives to be the one-stop supplier of choice for the needs of plastics processors. We offer full lines of advanced injection molding, extrusion and blow molding equipment and systems, and specialty auxiliary equipment for all types of plastics processing, as well as supplies and replacement parts. To maximize productivity and profitability, customers count on Milacron’s technology innovations, value-added services and comprehensive applications expertise. Milacron is a leading maker and supplier of mold bases and related tooling, components and supplies for the injection mold-making industry, and we make complete molds for blow molding. We are also a supplier of aftermarket MRO (maintenance, repair and operating) items for plastics processing, and we provide retrofit and rebuild services for older equipment manufactured by Milacron and others.

     Injection molding is a very versatile process that is used to make a wide variety of plastic products, ranging from auto components, toothbrushes and computer devices to mobile phones, toys, medical equipment and DVDs. We are leading the global industry shift to all-electric injection molding technology, which is cleaner, quieter, more accurate and more energy efficient than traditional hydraulic machines. Milacron is also a recognized technology leader in multi-material injection molding, offering systems that significantly reduce the total cost per molded part. And our patented PC-based control technology for plastics molding machines assures high-quality part production and brings the power of the Internet and improved communications to the shop floor.

     In blow molding, we believe Milacron is the number-one maker of systems to produce HDPE (high density polyethylene) containers, as well as the world’s largest producer of industrial blow molding equipment, which is used to make such hollow or semi-hollow products as automotive components, toys, furniture, luggage, and storage and shipping containers. In addition to providing turnkey, state-of-the-art blow molding systems, we are an integrated supplier of molds, tooling, aftermarket parts and services, and applications expertise.

     Our high-output twin-screw extruders are sold in North America to produce a wide variety of PVC (polyvinyl chloride) and plastic composite products, such as siding, decking, fencing and pipe used in commercial and home construction markets. Smaller models of our single-screw extruders serve such end markets as plastics film and medical tubing. We also supply a full line of new and rebuilt high-performance barrels and screws, which are the productivity and value components in the extrusion business, for all makes and models of extruders.

     Milacron’s pre-engineered mold bases and components for injection molding are market leaders in their categories in North America and Europe. We offer the widest range of standard and special mold technologies and the latest advances in quick-change molds, hot runner systems and art-to-part metal printing of complex molds. Independent mold makers are our largest customer category.

     We sell MRO supplies and services primarily through catalogs to OEM (original equipment manufacturers) and aftermarket customers around the world. Known for carrying high-quality products at competitive prices, we strive to become an extension of our customers’ businesses by meeting their day-to-day needs for small tools, gauges, temperature regulators, nozzles, screw tips, lubricants, safety supplies and thousands of other items.

     Our service and service parts organization continues to grow worldwide. We supplement our own service technicians with a network of independent providers for 24-hour response across North and South America and in many European countries. Customers have the option of ordering parts and service over the phone or via the Internet.

     Markets. One of the largest industries in the world, plastics processing is a major contributor to the vitality of industrialized economies and to the continuing growth of developing areas. Markets for plastics processing systems and supplies have grown steadily for over half a century, as plastics and plastic composites continue to replace tradi-

tional materials such as metal, wood, paper and glass. Plastics have increasingly become the material of choice for many, if not most, manufactured goods.

     Advancements in material development and in processing equipment continue to make plastic products more functional and less expensive, thus spurring secular growth. Thanks to superior strength-to-weight ratios, plastics are increasingly used in transportation-related applications. And consumer demand for safer, more convenient products continues to drive general demand for plastic products.

     Milacron competes in a global market, estimated to be $12 billion on an annualized basis, for plastics equipment and supplies. Our product mix generally parallels the major segments of this market. About two-thirds of the market consists of capital equipment, which is highly sensitive to general economic cycles and capital spending patterns. In addition, demand is often shaped by other factors such as fluctuations in resin pricing and availability, oil, gas and electricity prices, the impact of interest rates on new housing starts and auto sales, the introduction of new products or models, and consumer confidence and spending. Changes in currency exchange rates may also affect our customers’ businesses and, in turn, the demand for processing equipment. To reduce our dependency on capital goods cycles, we have focused on expanding our durable and consumable product offerings.

     It has been well known for many decades that, generally speaking, the use of plastics is environmentally friendly and actually conserves energy when compared to making the same products out of metal, wood, paper or glass. To further address environmental concerns, however, many polymer suppliers, machinery makers and processors are actively developing and improving methods of recycling. As a member of the trade association, The Society of the Plastics Industry, Milacron continues to work with other leading companies to make plastics a part of the solution to the challenges of energy and environmental conservation.

     Geographic Sales. About 67% of our plastics technologies products and services in 2002 were sold to customers in North America. European sales made up about 24% of the total, with the remainder coming from Asia and the rest of the world.

     Distribution. We sell our plastics machinery and systems through a combination of direct sales and independent agents, who are spread geographically throughout our key markets. We sell our mold bases, supplies and components through a direct distribution network in North America and Europe and through a large network of joint venture sales and service offices in Asia. We market MRO supplies in traditional printed catalogs as well as through electronic catalogs and over the Internet.

     Milacron maintains sales, marketing and customer service facilities in major cities across North America, Europe and Asia. We also sell through large networks of distributors and/or sales and service offices in all major countries. A great number of our mold technology products are sold through catalogs and telemarketing, and we are rapidly developing e-business capabilities for Internet sales and distribution in all our businesses.

     Customers. Our plastics technologies customers are involved in making a wide range of everyday products: from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras and razors; from milk bottles to plastic-lumber decking. Key markets in order of 2002 sales were packaging, automotive, industrial components, building materials, consumer goods and toys, custom molders, medical devices, housewares, and electrical and electronics.

     Production Facilities. For our three plastics technologies segments, Milacron maintains the following principal production facilities:

Facility Location	Products

Ahmedabad, India	Injection molding machines
Batavia, Ohio*	Injection molding machines, blow molding machines, extrusion systems
Charlevoix, Michigan	Mold components
Corby, England	Injection molding components
Fulda, Germany	Mold components
Greenville, Michigan*	Mold base manufacturing
Lewistown, Pennsylvania	Mold components
Madison Heights, Michigan	Mold base components
Magenta, Italy*	Blow molding machines
Mahlberg, Germany	Mold components
Malterdingen, Germany	Injection molding machines
Manchester, Michigan (a)	Molds for blow molding
McPherson, Kansas*	Extrusion screws and barrels
Mechelen, Belgium	Mold components
Melrose Park, Illinois	Special mold base components
Mississauga, Ontario, Canada*	Extrusion screws
Mt. Orab, Ohio	Plastics machinery parts
Policka, Czech Republic*	Blow molding machines
Windsor, Ontario, Canada	Machinery for mold bases
Youngwood, Pennsylvania	Mold bases and components

(a)	The operations of this facility will be relocated in the first quarter of 2003.

*	Leased

     Competition. The markets for plastics technologies are global and highly competitive and include North American, European and Asian competitors. We believe Milacron has the number-one share of the North American market and the number-two share worldwide. Some of our competitors are larger than us, most are smaller, and only a few compete in more than one product category. Principal com-

petitive factors in the plastics technologies industry are product features, technology, performance, reliability, quality, delivery, price and customer service.

Industrial Fluids

       Products and Services. We provide metalworking industries worldwide with a wide variety of coolants, lubricants, forming fluids, process cleaners and corrosion inhibitors used in the shaping of metal products. Customers count on our extensive knowledge of chemistry and metalworking applications to maximize their productivity.

     With 2002 sales of $96 million, our industrial fluids segment consists of:

•	Metalcutting and metalforming coolants and lubricants

•	Process cleaners, corrosion inhibitors and specialty products

     Coolants are required in the vast majority of metalworking operations, including cutting, grinding, stamping and forming, to achieve desired part quality and output through higher metal-removal rates and longer tool life. Our family of premium fluids meets the demands of today’s toughest metalworking operations, offering unmatched machining and grinding performance. One of our more popular blends, for example, can increase the life of grinding wheels by a hundredfold or more in certain applications compared to conventional fluids. For over 50 years, our specialty has been synthetic, or water-based, fluids, which provide excellent lubricity and are generally cleaner than oil-based products. More recently, our new high-performance “green” fluids made from vegetable oils have been gaining acceptance among metalworking customers concerned with environmental and/or disposal issues.

     We add value for our customers by helping them maintain the safety and effectiveness of their fluids and by offering them our expertise in fluid/tool synergies in order to optimize their metalworking operations. Optimized fluid and tool selection can provide significant productivity gains and cost savings.

     Our strength is in the area of metal removal (metalcutting and grinding), but we also blend and sell stamping and metalforming fluids, process cleaners, corrosion inhibitors and other specialty products for metalworking, all of which represent good growth opportunities for us.

     Markets. Key markets for our industrial fluids include the whole spectrum of metalworking industries: from automotive, aircraft and machinery makers and job shops to manufacturers of appliances, agricultural equipment, and consumer and sporting goods. Milacron fluids are also used in the production of glass and mirrors and in high-tech processes such as silicon wafer slicing and polishing.

     Our industrial fluids compete in a global market that is estimated to be $2.5 billion on an annualized basis. Over one-third of the market consists of metalcutting and grinding fluids, with metalforming fluids and process cleaners each accounting for about one-quarter of the market. Demand for our fluids is generally directly proportional to levels of industrial production, although we specifically target higher-growth areas such as machining and forming exotic alloys and aluminum. Factors affecting our customers’ production rates and ultimately demand for our fluids include auto and machinery sales, consumer spending and confidence, interest rates, energy prices and currency exchange rates.

     Environmental, health and safety concerns could negatively affect demand for metalworking fluids. When it comes to industrial fluids, Milacron places very high importance on employee safety and environmental protection. In a proactive approach to continually improve the health and environmental effects of metalworking fluids, we work both locally and internationally with suppliers, customers and regulatory authorities and we support and participate in research and educational programs regarding metalworking fluids.

     Geographic Sales. About 57% of our 2002 industrial fluid sales were made to customers in North America, while another 35% were to European customers. The remaining sales were to customers in Asia and the rest of the world.

     Distribution. Milacron’s industrial fluids are sold primarily through industrial distributors, with some direct sales, as well as through traditional printed catalogs and electronic catalogs over the Internet. We produce most of what we sell, and most of what we make is sold under our own brand names. In addition, some of our fluids are sold under brand names of other companies through their own market channels.

     Customers. Our metalworking fluids are involved in making all kinds of products: from automotive power train components to aluminum soft drink cans, from air conditioners and glass mirrors to bearings and golf clubs, not to mention a wide variety of industrial components.

     Markets for our industrial fluids in order of importance based on 2002 sales were automotive and transportation, job shops, industrial components, consumer goods, industrial machinery, off-road and other heavy equipment, aerospace, oil and primary metals, packaging, housewares and electrical. The largest customer category, automotive and transportation, accounted for 42% of fluid sales in 2002.

     Production Facilities. For our industrial fluids segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Cincinnati, Ohio	Metalworking fluids
Corby, England*	Metalforming fluids
Grenada, Mississippi*	Metalforming fluids
Livonia, Michigan	Process cleaners, corrosion inhibitors, specialty products
Sturgis, Michigan	Metalforming fluids
Ulsan, South Korea	Metalworking fluids
Vlaardingen, The Netherlands	Metalworking fluids

*	Leased

     Competition. We believe Milacron holds a leadership position in world markets for water-based, or synthetic, metalworking fluids. Our competitors range from large petrochemical companies to smaller companies specializing in similar fluids. Principal competitive factors in this business include market coverage, product performance, delivery, price and customer service.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During
Name and Age	Position	Last Five Years

Ronald D. Brown (49)	Chairman and Chief Executive Officer	Elected Chairman and Chief Executive Officer in 2001. Also served as President and Chief Operating Officer from 1999 to 2002, Prior thereto was Vice President — Finance and Administration and Chief Financial Officer from 1997 and Vice President — Finance and Chief Financial Officer from 1993. Has served as a Director since 1999.
Harold J. Faig (54)	President and Chief Operating Officer	Elected President and Chief Operating Officer in 2002. Prior thereto was Group Vice President — Plastics Technologies from 1994.
James R. Christie (a) (57)	Group Vice President — Metalworking Technologies	Elected Group Vice President — Metalworking Technologies in 2000. Prior thereto was Vice President — Metalworking Technologies from 1997 and President of Valenite from 1993.
Barbara G. Kasting (50)	Vice President — Total Quality Leadership	Elected Vice President — Total Quality Leadership in 2002. Prior thereto was Vice President — Human Resources from 1997 and Assistant Treasurer from 1995.
Robert P. Lienesch (57)	Vice President — Finance and Chief Financial Officer	Elected Vice President — Finance and Chief Financial Officer in 1999. Also served as Treasurer until 2001. Elected Vice President and Treasurer in 1998. Prior thereto was Controller from 1989.
Hugh C. O’Donnell (51)	Vice President, General Counsel and Secretary	Elected Vice President, General Counsel and Secretary in 1999. Prior thereto was Corporate Counsel from 1992.
Ross A. Anderson (46)	Controller	Elected Controller in 2002. Prior thereto was Group Controller, Plastics Technologies from 1998 and Controller, U.S. Plastics Machinery from 1989.
John C. Francy (38)	Treasurer	Elected Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998 and Director of Treasury Operations from 1997.

Notes:

The parenthetical figure below the name of each individual indicates his or her age at most recent birthday prior to December 31, 2002.

   There are no family relationships among the executive officers of the Registrant.

   Officers of the company are elected each year by the Board of Directors.

(a)	Mr. Christie retired at the end of 2002.

MILACRON INC. — 8 — FORM 10-K

Item 2.   Properties

       We lease our corporate headquarters building from a third party. This building is located in Cincinnati, Ohio.

     The remaining information required by Item 2 is included in Part I on pages 5 and 7 of this Form 10-K.

Item 3.   Legal Proceedings

       Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In such lawsuits, multiple plaintiffs allege personal injury involving metalworking fluids supplied and/or managed by the company, some of which seek substantial dollar amounts. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

     While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company’s consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Item 4.	Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
       The company’s common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of February 28, 2003, there were approximately 4,530 holders of record of the company’s common shares. The company’s Preferred shares are not actively traded.

     The following table shows the price range of the common shares for 2001 and 2002, as reported by the New York Stock Exchange. Cash dividends of $.12 per common share were paid in each of the first three quarters of 2001. Cash dividends of $.01 per common share were paid in the fourth quarter of 2001 and each quarter of 2002. Our revolving credit facility (discussed on page 41 of this Form 10-K) currently limits the payment of cash dividends to $.01 per share in each quarter.

Common Stock Price Range

	High	Low

2001, quarter ended March 31	$22.94	$15.25
June 30	19.35	15.67
September 30	19.00	11.75
December 31	16.85	10.82
2002, quarter ended March 31	$16.60	$10.92
June 30	14.63	9.65
September 30	10.31	4.20
December 31	8.15	3.10

Item 6.   Selected Financial Data

(Dollars in millions, except per-share amounts)	2002		2001		2000		1999		1998

Summary of Operations
Sales	$693.2		$755.2		$974.5		$994.3		$881.4
Earnings (loss) from continuing operations before cumulative effect of change in method of accounting	(18.4	)(a)	(28.7	)(a)	48.8	(a)	60.6	(a)	46.4
Per common share
Basic	(.56)		(.87)		1.39		1.64		1.19
Diluted	(.56	)(b)	(.87	)(b)	1.39		1.63		1.18
Earnings (loss) from discontinued operations	(16.8	)(c)	(7.0)		23.5		9.5		(4.9	)(c)
Per common share
Basic	(.50)		(.21)		.67		.26		(.13)
Diluted	(.50	)(b)	(.21	)(b)	.67		.26		(.13)
Cumulative effect of change in method of accounting	(187.7	)(d)	—		—		—		—
Per common share
Basic	(5.61)		—		—		—		—
Diluted	(5.61	)(b)	—		—		—		—
Net earnings (loss)	(222.9)		(35.7)		72.3		70.1		41.5
Per common share
Basic	(6.67)		(1.08)		2.06		1.90		1.06
Diluted	(6.67	)(b)	(1.08	)(b)	2.06		1.89		1.05

Financial Position at Year-End
Working capital related to continuing operations	157.5		166.9		92.8		(14.0)		35.3
Property, plant and equipment-net	149.8		165.8		165.0		171.5		190.2
Total assets	915.7		1,512.3		1,464.9		1,536.7		1,557.1
Long-term debt	255.4		501.1		371.3		286.0		318.9
Total debt	301.5		576.7		457.2		500.4		476.4
Net debt (total debt less cash and cash equivalents)	179.2		486.6		423.4		422.7		434.9
Shareholders’ equity	134.0		434.9		484.4		490.9		476.6
Per common share	3.79		12.80		14.37		13.18		12.45

Other Data
Dividends paid to common shareholders	1.4		12.4		16.8		17.9		18.8
Per common share	.04		.37		.48		.48		.48
Capital expenditures	6.2		13.5		26.5		23.9		34.2
Depreciation and amortization	23.0		34.9		35.4		34.9		30.4
Backlog of unfilled orders at year-end	76.4		61.2		100.0		153.0		141.7
Employees (average)	4,090		4,672		4,789		5,240		6,126

(a)	Includes restructuring costs of $13.9 million ($8.8 million after tax) in 2002, $17.5 million ($11.0 million after tax) in 2001, $1.4 million ($.9 million after tax) in 2000 and $7.2 million ($4.8 million after tax) in 1999. In 1999, also includes a gain $13.1 million ($10.1 million after tax) on the sale of the company’s European extrusion systems business.
(b)	For 2002 and 2001, diluted earnings per common share is equal to basic earnings per share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.
(c)	In 2002, includes a loss on the sale of the company’s Widia and Werkö metalcutting tools businesses of $20.4 million ($14.9 million after tax), a gain on the sale of the company’s Valenite metalcutting tools business of $53.3 million ($31.3 million after tax), a charge of $35.9 million ($9.9 million after tax) for the planned dispositions of the company’s round metalcutting tools and grinding wheels businesses and a benefit of $2.3 million ($1.9 million after tax) from the adjustment of reserves related to the 1998 sale of the company’s machine tools segment. In 1998, includes a loss of $45.9 million ($35.2 million after tax) on the sale of the machine tools segment.
(d)	Represents a goodwill impairment charge related to the adoption of a new accounting standard effective January 1, 2002.

MILACRON INC. — 10 — FORM 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Effective December 31, 2002, Milacron began reporting four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. The first three segments comprise Milacron’s plastics technologies business.

Acquisitions

      As described more fully in the notes to the consolidated financial statements, in the years 2000 through 2002 Milacron completed a total of seven acquisitions of smaller companies that are now included in its plastics technologies segments. The most significant were the 2001 acquisitions of Reform Flachstahl (Reform) and EOC Normalien (EOC), two businesses headquartered in Germany that manufacture and distribute mold bases and components for injection molding. In the aggregate, the seven acquired businesses had annual sales of approximately $65 million as of the respective acquisition dates.

Presence Outside the U.S.

      Beginning with the acquisition of Ferromatik in 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. For 2002, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 8%; Asia 6%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2002, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in 2001. As a result, Milacron experienced favorable translation effects on new orders and sales of $8 million and $12 million, respectively. The effect on earnings was not material.

     Between December 31, 2001 and December 31, 2002, the euro strengthened against the dollar by approximately 14% which caused a majority of a $6 million increase in consolidated shareholders’ equity due to favorable foreign currency translation adjustments.

     If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Significant Accounting Policies and Judgments

       The consolidated financial statements discussed herein have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to Milacron’s reported financial position and results of operations. Additional accounting policies are described in the note captioned “Summary of Significant Accounting Policies” on pages 27 through 29 of this Form 10-K, which should be read in connection with the discussion that follows. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes the estimates used in the preparation of the consolidated financial statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

      At December 31, 2002, Milacron had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the effect of adopting Statement of Financial Accounting Standards No. 142 and a charge to equity related to minimum pension funding. At December 31, 2002, we have provided valuation allowances against some of these assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — is generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its long-range internal operating plans, which are based on the current economic environment, management’s best estimate of future economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company’s various operations.

     At December 31, 2002, Milacron had a U.S. federal net operating loss carryforward of $12 million which expires in 2022. Deferred tax assets related to this loss carryforward and to additional state and local loss carryforwards totaled $14 million. Additional deferred tax assets totaling approximately $127 million have also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. No valuation allowances have been provided with respect to these assets because management believes they will be fully realized. This judgment is based on the availability of qualified tax planning strategies, the expectation of increased U.S. industrial production and capital spending in 2003 and on the significant reductions in Milacron’s cost structure that have been achieved in recent years and that will be achieved through the restructuring programs that are currently in progress and that may be announced in the future (see Restructuring Costs on page 13).

     At December 31, 2002, Milacron had non-U.S. net operating loss carryforwards — principally in The Nether-

lands, Germany and Italy — totaling $152 million and related deferred tax assets of $52 million. Valuation allowances totaling $36 million have been provided with respect to these assets. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence to conclude that no valuation allowances are required.

     If management’s current estimates and the related assumptions change in the future, Milacron may be required to record new valuation allowances or increase the allowances that are already recorded. This would result in additional income tax expense in the period of the change. Conversely, reductions of valuation allowances as a result of changes in estimates or assumptions would have a beneficial effect on Milacron’s provision for income taxes.

Accounts Receivable, Inventory and Warranty Reserves

      Milacron’s internal accounting policies require that each of its operations maintain appropriate reserves for uncollectible receivables, inventory obsolescence and warranty costs in accordance with generally accepted accounting principles. Because of the diversity of Milacron’s customers and product lines, the specific procedures used to calculate these reserves vary by location but in all cases must conform to company guidelines. Reserves are required to be reviewed and adjusted as necessary on a quarterly basis.

     Allowances for doubtful accounts are generally established using specific percentages of the gross receivable amounts based on their age as of a particular balance sheet date. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable for Milacron’s continuing operations have averaged $2.4 million during the last three years. While management believes that the company’s reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of Milacron’s major customers could result in the need for additional reserves in the future.

     Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. These calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2002, Milacron’s continuing operations recorded new inventory obsolescence reserves totaling $6.9 million and utilized $3.6 million of such reserves in connection with the disposal of obsolete inventory. Management believes that Milacron’s reserves are appropriate in light of its historical results and its assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.

     Milacron’s warranty reserves are of two types — “normal” and “extraordinary.” Normal warranty reserves are intended to cover routine costs associated with the repair or replacement of products sold in the ordinary course of business during the warranty period. These reserves are accrued on a percentage-of-sales method based on the ratio of actual warranty costs over a representative number of years to sales revenues from products sold with warranties over the same period. The percentages are required to be adjusted at least annually. Extraordinary warranty reserves are intended to cover major problems related to a single machine or customer order or to problems related to a large number of machines or other type of product. These reserves are intended to cover the estimated costs of resolving the problems based on all relevant facts and circumstances. In recent years, costs related to extraordinary warranty problems have not been significant. In 2002, Milacron’s continuing operations accrued warranty reserves totaling $3.6 million and incurred warranty related costs totaling $3.2 million. While management believes that the company’s warranty reserves are adequate in the circumstances, unforeseen problems related to unexpired warranty obligations could result in a requirement for additional reserves in the future.

Impairment of Long-Lived Assets and Goodwill

      Milacron reviews the carrying values of its long-lived assets annually. These reviews are conducted by comparing the estimates of undiscounted future cash flows that are included in Milacron’s long-range internal operating plans to the carrying values of the related assets. No growth in operating cash flows beyond the third year is assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts. In 2002, Milacron reviewed the aggregate carrying values of selected groups of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, intangible assets other than goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 13 years and that the weighted-average recovery period is approximately 30% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2002.

     In years prior to 2002, Milacron reviewed the carrying value of goodwill annually using estimated undiscounted future cash flows in a manner similar to the methodology described above. Using this approach in 2001, the maximum period of time to recover the carrying value of recorded goodwill through undiscounted cash flows was determined to be approximately 12 years and the weighted-average recovery period was approximately 18% of the average remaining amortization period. However, effective January 1, 2002 Milacron adopted Statement of Financial

Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that goodwill be tested for impairment using probability-weighted cash flows discounted at market interest rates. The change from undiscounted to discounted cash flows resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 million after tax) that was recorded as the cumulative effect of a change in accounting method as of January 1, 2002. As required by SFAS No. 142, Milacron conducted its first annual review of the remaining goodwill balances as of October 1, 2002. This review resulted in an additional pretax impairment charge of $1.0 million (with no tax benefit) that was recorded in the fourth quarter.

Insurance Reserves

      Through its wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), Milacron is primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain domestic employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to Milacron. Exposure for general and product liability claims is supplemented by reinsurance coverage in some cases and by excess liability coverage in all policy years. Worker’s compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2002, MAL had reserves for known claims and incurred but not reported claims under all coverages totaling approximately $28 million. A majority of this amount is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date.

     MAL’s reserves are established based on known claims, including those arising from litigation, and management’s best estimates of the ultimate exposures thereunder (after consideration of excess carriers’ liabilities) and on estimates of the cost of incurred but not reported claims. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted quarterly based on all evidence available as of the respective balance sheet dates. While the ultimate amount of MAL’s exposure to claims is dependent on future events that cannot be predicted with certainty, management believes that the recorded reserves are adequate in the circumstances. However, claims in excess of the recorded amounts could adversely affect earnings in the future when additional information becomes available.

Pensions

      Milacron maintains defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for certain U.S. employees, which is also the only defined benefit plan that is funded. Before deducting charges of $4.7 million for supplemental retirement benefits, Milacron recorded normal pension income of $9.4 million related to this plan in 2002. Expense related to the other plans totaled $5.5 million.

     A significant factor in determining the amount of income recorded for the funded U.S. plan is the expected long-term rate of return on plan assets. In 2002 and in several preceding years, Milacron used an expected long-term rate of return of 9 1/2%. However, the company will begin using a rate of return of 9% beginning in 2003. This rate was developed based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments judgmentally reduced to reflect more conservative expectations of future returns. In evaluating future returns on equity securities, the existing portfolio was stratified to separately consider large and small capitalization investments as well as international securities. Based on the methodology described below, the change from the 9 1/2% rate of return assumption to the lower 9% rate will have the effect of reducing the amount of pension income that would otherwise be reportable in 2003 by approximately $2 million.

     In determining the amount of pension income or expense to be recognized, the expected long-term rate of return is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. This practice is intended to reduce year-to-year volatility in recorded pension income or expense but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on the long-term rate of return assumption. At December 31, 2002, the market value of Milacron’s pension assets was $343 million whereas the calculated value of these assets was $430 million. The difference arises because the latter amount includes only two thirds and one third of the asset-related losses incurred in 2001 and 2002, respectively. In the absence of significant asset-related gains in 2003, recognition of additional deferred losses in 2004 and 2005 will have the effect of significantly increasing the amount of pension expense to be recognized in those years in relation to 2003.

     In addition to the expected rate of return on plan assets, recorded pension income or expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or assets, the excess is amortized and included in pension income or expense. At December 31, 2001, the discount rate used to value the liabilities of the principal U.S. plan was reduced from 7 3/4% to 7 1/4%. The rate was further lowered to 6 1/2% at December 31, 2002. The combined effects of these changes and the losses in relation to the long-term rate of return assumption discussed above have resulted in cumulative losses in excess of the 10% corridor. Amortization of these losses will adversely affect pension expense in 2003 by approximately $3 million.

     As discussed above, Milacron recorded pension income of $9.4 million related to its principal U.S. plan in 2002. However, due to the combined effects of the lower rate of return assumption, the asset-related losses incurred in recent years and the amortization of cumulative losses, Milacron expects to record pension expense related to this plan of approximately $1 million in 2003. In the absence of significant asset-related gains or an increase in the plan’s discount rate, expense for 2004 and beyond could be as much as $10 million per year.

     Because of the significant decrease in the value of the assets of the funded plan for U.S. employees during 2001 and 2002 and the simultaneous decreases in the plan’s discount rate, Milacron was required to record a minimum pension liability adjustment of $118 million effective December 31, 2002 and to significantly reduce the carrying value of the pension asset related to the plan. These adjustments were recorded as a component of accumulated other comprehensive loss and therefore did not affect reported earnings. However, they resulted in a $95 million after-tax reduction of shareholders’ equity.

Results of Operations

       In an effort to help readers better understand the composition of Milacron’s operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Accordingly, those discussions should be read in connection with (i) the tables on page 18 of this Form 10-K under the caption “Comparative Operating Results” and (ii) the consolidated financial statements and notes thereto that are included herein on pages 23 through 47.

Discontinued Operations

       As discussed more fully in the notes to the consolidated financial statements, in the third quarter of 2002 Milacron completed the sales of its Valenite, Widia and Werkö metalcutting tools businesses and began to explore strategic alternatives for the sale of its round metalcutting tools and grinding wheels businesses. All of these businesses are reported as discontinued operations in the consolidated financial statements. The comparisons of results of operations that follow exclude these businesses and relate solely to the company’s continuing operations unless otherwise indicated.

2002 Compared to 2001

New Orders and Sales

      In 2002, consolidated new orders for continuing operations totaled $703 million, a decrease of $19 million, or 3%, in relation to orders of $722 million in 2001. Sales decreased from $755 million to $693 million. The decreases occurred despite favorable currency effects and the contributions of the 2001 acquisitions. As was the case for much of 2001, low levels of industrial production and capital spending in the plastics processing industry penalized results in 2002. However, order levels and shipments increased modestly in the fourth quarter.

     Export orders totaled $66 million in 2002 compared to $78 million in 2001 while export sales decreased from $82 million to $71 million. In both cases, the decreases resulted from reduced export volume for plastics processing machinery. Sales of all segments to non-U.S. customers, including exports, totaled $296 million, or 43% of sales, in 2002 compared to $307 million, or 41% of sales, in 2001. Sales of products manufactured outside the U.S. were $257 million in 2002 and $256 million in 2001.

     Milacron’s backlog of unfilled orders was $76 million at December 31, 2002 and $61 million at December 31, 2001. The increase resulted principally from higher fourth quarter order levels for plastics processing machinery worldwide.

Margins, Costs and Expenses

      After deducting $1.9 million of restructuring costs related to product line discontinuation in 2002 and $3.1 million of such costs in 2001, the consolidated manufacturing margin increased modestly from 17.0% to 17.3%. Excluding these costs, margins were 17.5% in 2002 and 17.4% in 2001. Despite our aggressive cost reduction efforts, lower order and sales volume and reduced manufacturing cost absorption continued to depress the margins of certain segments as described below.

     In 2002, total selling and administrative expense decreased in dollar amount due to our ongoing cost reduction initiatives and reduced variable selling costs that resulted from lower sales volume. As a percentage of sales, selling expense held steady at 13.4%. Administrative expense decreased by 5% in relation to 2001.

     Other expense-net decreased from $12.9 million in 2001 to an insignificant net amount in 2002. The amount for 2002 includes $4.5 million of royalty income from the licensing of patented technology whereas the amount for 2001 includes goodwill amortization expense of $10.8 million and a gain of $2.6 million on the sale of surplus real estate.

     Interest expense net of interest income totaled $23.3 million in 2002 and $22.5 million in 2001.

Restructuring Costs

      In response to exceptionally low order levels, in the third and fourth quarters of 2001 we implemented plans to consolidate manufacturing operations and further reduce Milacron’s cost structure. These plans, which are discussed more fully in the notes to the consolidated financial statements, resulted in pretax charges to earnings from continuing operations of $17.8 million, including $14.1 million in 2001 and $3.7 million in 2002. In 2001, we also initiated a plan to integrate the operations of EOC and Reform, both of which were acquired in the second quarter of that year, with our existing mold base and components business in Europe. The total cost of completing the integration was $9.2 million, of which $1.2 million is included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in 2001 and $4.6 million in 2002.

     In connection with the plans initiated in 2001, Milacron recorded pretax restructuring costs related to continuing operations of $8.3 million in 2002 compared to $17.5 million in 2001. Cash costs for the restructuring actions and the integration of EOC and Reform were $13.2 million in 2002. In the aggregate, the actions initiated in 2001 are generating over $35 million in annualized cost savings, most of which were realized in 2002.

     In the third quarter of 2002, we approved additional restructuring plans for the purpose of further reducing the company’s cost structure in certain businesses and to reduce corporate costs as a result of the dispositions of Widia, Werkö and Valenite. These actions resulted in third quarter restructuring expenses of $1.3 million.

     In November, 2002, we announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involves the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also be moved to a smaller, more cost-effective location near the existing facility. In the second initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant is being phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of $7 to $8 million, of which $4.3 million was charged to expense in 2002 with the remainder to be recorded in 2003. The total cash cost of these initiatives is expected to be approximately $6 million, most of which will be spent in 2003. The pretax annualized cost savings are expected to exceed $4 million, most of which will be realized in 2003.

     Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of up to $6 million. Additional restructuring actions at other locations may be announced later in the year. The cost of all of these actions, including an additional $3 to $4 million to complete the actions initiated in 2002 that are discussed in the preceding paragraph, could total $9 to $12 million in 2003.

Results By Segment

       Machinery technologies — North America — In 2002, the machinery technologies — North America segment had orders and sales of $321 million and $314 million, respectively. In 2001, the segment’s orders totaled $337 million and sales were $362 million. While new business and shipment levels remained low for much of the year due to depressed capital spending levels in the plastics processing industry, volume increased modestly in the fourth quarter. Despite lower sales volume, the segment’s manufacturing margin improved in 2002 as a result of our cost reduction and restructuring efforts. After deducting restructuring costs of $6.7 million, the segment had an operating profit of $1.3 million in 2002 compared to an operating loss of $20.3 million in 2001 which includes restructuring costs of $6.8 million. Excluding restructuring, the segment’s operating profit was $8.0 million in 2002 compared to a loss of $13.5 million in 2001. The amounts for 2002 include the previously discussed $4.5 million of royalty income. Goodwill amortization expense included in the 2001 amounts totaled $3.9 million.

     Machinery technologies — Europe — New orders were $122 million in 2002, an increase of $8 million in relation to the prior year that was due principally to favorable currency effects. Sales decreased from $123 million to $117 million despite favorable currency effects. Manufacturing margins also decreased slightly in 2002. Including a credit of $.4 million related to the reversal of excess restructuring reserves that had been accrued in 2001, the segment had an operating loss of $7.7 million in 2002 compared to a loss of $16.0 million in 2001. The amount for 2001 includes restructuring costs of $6.9 million and goodwill amortization expense of $1.4 million. Excluding restructuring costs, the segment’s loss was $8.1 million in 2002 compared to a loss of $9.1 million in 2001. Results for 2002 continued to be penalized by operating problems related to the consolidation of the segment’s European blow molding systems business that was completed in 2001.

     Mold technologies — The mold technologies segment had new orders of $174 million in 2002, a decrease of $10 million in relation to orders of $184 million in 2001. Sales also decreased by $10 million from $185 million to $175 million. The decreases were due in part to low levels of industrial production and capacity utilization in the North American plastics industry but order levels and shipments also decreased in the segment’s European operations. Due to reduced volume, the segment’s manufacturing margin decreased by approximately one percentage point. Including restructuring costs of $6.4 million, the segment had an operating loss of $1.1 million in 2002 compared to an operating profit of $8.6 million in 2001 which is net of restructuring costs of $3.5 million. Excluding restructuring, the segment had an operating profit of $5.3 million in 2002 compared to $12.1 million in the prior year. The margin decrease and reduction in profitability were due principally to costs and inefficiencies related to the integration of EOC and Reform (see Acquisitions) with the segment’s existing European mold base business. The amounts for 2002 include a fourth quarter goodwill impairment charge of $1.0 million related to a small business unit in the segment. Goodwill amortization expense in 2001 was $5.2 million.

     Industrial fluids — In the industrial fluids segment, new orders and sales both increased from $93 million in 2001 to

$96 million in 2002. Approximately one half of the increases resulted from favorable currency effects. The segment’s manufacturing margin decreased only modestly but its operating profit fell from $17.8 million, which excludes $.3 million of restructuring costs, to $14.4 million in 2002. The profitability decrease resulted principally from the absence of one-time favorable adjustments in 2001 that did not recur in 2002. Expense for goodwill amortization in 2001 was $.3 million.

Loss Before Income Taxes

      Milacron’s pretax loss in 2002 was $36.6 million compared to a loss of $51.0 million in 2001. The 2002 amount includes restructuring costs of $13.9 million, partially offset by the previously discussed $4.5 million of royalty income. The amount for 2001 includes goodwill amortization expense of $10.8 million, $17.5 million of restructuring costs and the $2.6 million land sale gain. Excluding all of these items, the company’s loss for 2002 was $27.2 million compared to a loss of $25.3 million in 2001.

Income Taxes

      During 2002, Milacron recorded a net benefit related to income taxes due to the combined effects of operating losses in the U.S. and a favorable effective tax rate for non-U.S. operations. The losses incurred by our U.S. operations resulted in tax benefits based on the federal statutory rate and the company’s effective tax rate for state and local tax purposes, in both cases adjusted for permanent differences and applicable credits. The favorable tax rate for non-U.S. operations was due in part to permanent deductions in The Netherlands partially offset by increases in valuation allowances (as discussed below) in Germany and Italy. The consolidated effective tax rate also benefited from the favorable resolution of tax contingencies related to the U.S. and other jurisdictions.

     Milacron entered both 2002 and 2001 with significant net operating loss carryforwards in certain jurisdictions along with valuation allowances against the carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a “more likely than not” assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably impact our effective tax rate.

Loss From Continuing Operations

      Milacron’s 2002 loss from continuing operations was $18.4 million, or $.56 per share, compared to a loss of $28.7 million, or $.87 per share, in 2001. After excluding after-tax restructuring costs of $8.8 million and after-tax royalty income of $2.8 million, the loss for 2002 was $12.4 million. The loss from continuing operations for 2001 includes after-tax goodwill amortization expense of $7.0 million, after-tax restructuring costs of $11.0 million, and the after-tax land sale gain of $1.6 million. Excluding these items, the loss for 2001 was $12.3 million.

Discontinued Operations

      The company’s discontinued operations — Valenite, Widia, Werkö, grinding wheels and round metalcutting tools — had combined losses from operations of $25.2 million, or $.75 per share, in 2002 compared to losses of $7.0 million, or $.21 per share, in 2001. The adverse comparison to 2001 resulted from depressed levels of industrial production in North America, Europe and India as well as inefficiencies associated with managing businesses in the process of being sold.

     As described more fully in the notes to the consolidated financial statements, in 2002 discontinued operations includes a net gain of $8.4 million that resulted from a gain of $31.3 million on the sale of Valenite and a benefit of $1.9 million from adjustments of reserves related to the 1998 divestiture of the company’s machine tools segment. These amounts were partially offset by losses on the sale of Widia and Werkö of $14.9 million and on the planned dispositions of the round metalcutting tools and grinding wheels businesses totaling $9.9 million. The latter amount was recorded as a charge to earnings in the fourth quarter. The amounts for the Valenite and the Widia and Werkö transactions have been revised in the fourth quarter from the amounts previously recognized to reflect final purchase price adjustments and to adjust reserves and tax effects to reflect more recent estimates of expected liabilities or benefits.

Cumulative Effect of Change in Method of Accounting

      Effective January 1, 2002, Milacron recorded a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.61 per share) as the cumulative effect of a change in method of accounting in connection with the adoption of Statement of Financial Accounting Standards No. 142. Approximately 75% of the pretax charge related to the company’s Uniloy and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation. The amount of the charge was larger than originally anticipated due principally to higher than expected appraisal values for certain tangible and intangible assets of the mold technologies segment.

Net Loss

      Including the effects of discontinued operations and the change in method of accounting, Milacron had a net loss of $222.9 million, or $6.67 per share, in 2002 compared to a net loss of $35.7 million, or $1.08 per share, in 2001.

2001 Compared to 2000

New Orders and Sales

      Consolidated new orders for continuing operations were $722 million in 2001, a decrease of $215 million, or 23%, in relation to the prior year. Sales also decreased by 23% from $975 million in 2000 to $755 million in 2001. Adverse currency effects reduced reported new orders and sales by $8 million and $9 million, respectively, while acquisitions contributed $28 million of incremental orders and

$29 million of sales. Orders and sales for operations in North America were penalized by low levels of industrial production and depressed levels of capital spending for plastics processing machinery. While order levels and sales decreased to a lesser degree in Europe, economic conditions in that region began to soften in the second half of the year.

     Export orders decreased from $89 million in 2000 to $78 million in 2001 and export sales fell from $97 million to $82 million. Both decreases resulted principally from lower export demand for U.S.-built plastics processing machinery. Sales of all segments to non-U.S. markets totaled $307 million both in 2001 and 2000. For 2001 and 2000, products manufactured outside the U.S. approximated 34% and 26% of sales, respectively, while products sold outside the U.S. approximated 41% and 31% of sales, respectively.

     At December 31, 2001, Milacron’s backlog of unfilled orders was $61 million compared to $100 million at December 31, 2000.

Margins, Costs and Expenses

      Including restructuring costs related to product line discontinuation, the consolidated manufacturing margin for 2001 was 17.0% compared to 23.8% in 2000. Excluding restructuring costs, the 2001 consolidated manufacturing margin was 17.4%. Lower sales volume and the related underabsorption of manufacturing costs penalized the margins of all segments, but especially the results of the machinery technologies — North America segment. These effects became more acute in the second half of the year.

     In response to the general economic slowdown, we continued to reduce production costs to meet lower levels of demand and implemented stringent cost reduction measures throughout our operations. In the first two quarters of 2001, we eliminated more than 480 positions in North America in response to lower order and shipment levels. During the third and fourth quarters, we announced plans to further reduce our cost structure and break-even point by consolidating a number of smaller manufacturing facilities and further reducing general overhead levels (see Restructuring Costs). These actions in 2001 are in addition to the programs to improve operating efficiency that were initiated in 1999 and completed in 2000. We also began making structural improvements in the way we run our businesses, including the use of “Six Sigma” and “Lean” manufacturing techniques throughout our operations to reduce cycle times and working capital requirements.

     For 2001, total selling and administrative expense decreased in dollar amount due to reduced variable selling expenses and the aggressive cost reduction measures implemented in recent years. As a percentage of sales, however, selling expense increased from 10.6% to 13.4% due in part to modestly higher expense for bad debts. Administrative expense decreased by almost 10% due principally to the benefits derived from the aforementioned cost reduction programs.

     Other expense-net totaled $12.9 million in 2001 compared to $7.0 million in 2000. The amount for 2001 includes a pretax gain of $2.6 million ($1.6 million after tax) on the sale of surplus real estate while the amount for 2000 includes $8.3 million ($5.2 million after tax) of revenue from the licensing of patented plastics processing technology.

     For 2001, net interest expense related to continuing operations increased despite a general reduction in short term interest rates. Substantially all of the 2001 interest expense attributable to the company’s revolving credit facility has been allocated to discontinued operations due to mandatory debt repayments using the divestiture proceeds. As a result, interest on fixed-rate debt represents a higher percentage of interest expense in continuing operations in 2001 than was the case in 2000.

Restructuring Costs

      In 1999, we initiated two separate programs to improve operating efficiency and strengthen synergies between certain recently acquired businesses and our previously existing operations. The first program involved the consolidation of our European blow molding operations into a new manufacturing facility located near Milan, Italy at a cost of $5.6 million. In the fourth quarter of 1999 we initiated a second plan to improve operating efficiency and reduce costs at additional businesses through the closure of three smaller manufacturing plants and the elimination of approximately 130 manufacturing overhead and administrative positions at a total cost of $7.9 million. Completion of these plans in 2000 resulted in charges to earnings from continuing operations of $1.4 million in that year.

     As discussed more fully in the notes to the consolidated financial statements, in the third and fourth quarters of 2001 we formally approved plans to consolidate additional operations and further reduce the company’s cost structure at a cost of $17.8 million. Of the total cost of the plans, $14.1 million was recorded in 2001, including reserves totaling $9.9 million for employee termination benefits and facility exit costs, $.5 million for supplemental retirement benefits to be funded through the company’s principal U.S. pension plan, and $3.1 million for product line discontinuation and certain other inventory writedowns. The plans involved the closure of four manufacturing facilities and several sales and administrative locations and the elimination of approximately 450 manufacturing and administrative positions. The 2001 cash cost of implementing these plans was $5.8 million. During 2001, we also approved a plan to integrate the operations of EOC and Reform with our existing mold base and components business in Europe at a cost of $9.2 million which includes reserves for employee termination benefits and facility exit costs of $1.2 million that were established in the allocations of the respective acquisition costs. The remainder was charged to expense, including $3.4 million in 2001. Cash costs of the integration in 2001 totaled $1.1 million.

Results by Segment

       Machinery technologies — North America — The machinery technologies — North America segment had orders of $337 million and sales of $362 million in 2001 compared to orders of $513 million and sales of $550 million in 2000. Low levels of industrial production in North America resulted in significantly reduced demand for the segment’s plastics machinery products which represent a substantial portion of its sales revenues. The segment’s manufacturing margin also decreased due to underabsorption of manufacturing costs despite major cost reduction and downsizing initiatives. Principally as a result of decreased volume, the segment had a 2001 operating loss of $20.3 million which includes $6.8 million of restructuring costs. Excluding restructuring, the segment’s loss in 2001 was $13.5 million compared to earnings of $66.7 million in 2000 which is net of $.5 million of restructuring costs and includes the previously discussed $8.3 million of royalty income.

     Machinery technologies — Europe — In 2001, the machinery technologies — Europe segment had orders of $114 million, a decrease of 20% in relation to 2000 orders of $143 million. The segment’s sales decreased from $145 million in 2000 to $123 million in 2001, or approximately 15%. The decreases in relation to the prior year were due in part to adverse currency effects and increasingly soft economic conditions in Europe in the second half of the year. Consistent with the decrease in sales and orders, manufacturing margins decreased and the segment had an operating loss of $16.0 million in 2001 compared to operating earnings of $1.7 million in 2000. The segment’s restructuring costs were $6.9 million in 2001 and $.5 million in 2000. Excluding these amounts, the loss for 2001 was $9.1 million compared to earnings of $2.2 million in 2000. Problems arising from the eighteen month long reorganization of the segment’s blow molding machinery operations, which was completed in 2001, contributed to the adverse margin and earnings comparisons. As previously discussed, these problems continued into 2002.

     Mold technologies — The mold technologies segment had new orders of $184 million in 2001 compared to orders of $191 million in 2000. The segment’s sales were $185 million in 2001 and $190 million in 2000. The decreases occurred despite the contributions of the acquisitions of EOC and Reform (see Acquisitions) and resulted principally from lower levels of industrial production and capacity utilization in the plastics processing industry in North America. Adverse currency effects also contributed to the decreases. The segment’s manufacturing margin decreased by approximately five percentage points due to reduced volume. Including restructuring costs of $3.5 million, the segment had operating earnings of $8.6 million in 2001 compared to earnings of $27.1 million in 2000. Excluding restructuring costs, the segment’s operating earnings decreased from $27.2 million in 2000 to $12.1 million in 2001.

     Industrial fluids — Orders for industrial fluids decreased from $102 million in 2000 to $93 million in 2001 while the segment’s sales decreased from $101 million to $93 million. The decreases occurred principally in North America due to reduced levels of industrial production. Manufacturing margins decreased modestly but the segment’s operating profit increased from $17.5 million to $17.8 million as a result of favorable one-time adjustments. Excluding restructuring costs of $.3 million the segment’s earnings for 2001 were $18.1 million.

Earnings (Loss) Before Income Taxes

      For 2001, Milacron’s loss before income taxes was $51.0 million compared to earnings of $68.2 million in 2000. The amount for 2001 includes restructuring costs of $17.5 million compared to $1.4 million in 2000. Excluding restructuring, Milacron’s 2001 pretax loss was $33.5 million compared to earnings of $69.6 million in 2000. The same factors that caused the significant reductions in order levels and sales — low levels of industrial production and significantly lower levels of capital spending in the plastics processing industry — were the principal reasons for the adverse comparison to 2000.

Income Taxes

      During 2001, Milacron recorded a net benefit related to income taxes due to the combined effects of operating losses in the U.S. and an unfavorable effective tax rate for non-U.S. operations. The losses incurred by our U.S. operations resulted in tax benefits based on the federal statutory rate and the company’s effective tax rate for state and local tax purposes, in both cases adjusted for permanent differences and applicable credits. The unfavorable tax rate for non-U.S. operations was due in part to increases in valuation allowances (as discussed below) which was partially offset by a favorable ruling from a non-U.S. tax authority and the resolution of tax contingencies in other jurisdictions.

     Milacron entered both 2001 and 2000 with significant net operating loss carryforwards in certain jurisdictions, along with valuation allowances against the carryforwards and other deferred tax assets. Valuation allowances are evaluated periodically and revised based on a “more likely than not” assessment of whether the related deferred tax assets will be realized. Increases or decreases in these valuation allowances serve to unfavorably or favorably affect our effective tax rate. Milacron’s effective tax rate for 2000 was less than the federal statutory rate due principally to reductions of valuation allowances and to favorable rulings from various taxing authorities.

Earnings (Loss) from Continuing Operations

      In 2001, Milacron had a loss from continuing operations of $28.7 million, or $.87 per share, compared to earnings of $48.8 million, or $1.39 per share, in 2000. The 2001 loss includes after-tax restructuring costs of $11.0 million. In 2000, after-tax restructuring costs were $.9 million. Excluding restructuring costs, Milacron’s loss from continuing operations for 2001 was $17.7 million, compared to earnings of $49.7 million, in 2000.

Discontinued Operations

      In 2001, Milacron’s discontinued operations — Widia, Werkö, Valenite, grinding wheels and round metalcutting tools — had combined after-tax losses of $7.0 million, or $.21 per share, compared to earnings of $23.5 million, or $.67 per share, in 2000. As was the case for continuing operations, the adverse comparison resulted principally from low levels of industrial production in North America, especially in the automotive and aerospace industries, and from softening economic conditions in Europe in the second half of 2001.

Net Earnings (Loss)

      Including discontinued operations, Milacron had a net loss of $35.7 million, or $1.08 per share, in 2001 compared to net earnings of $72.3 million, or $2.06 per share, in 2000.

Comparative Operating Results

       Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding Milacron’s operating earnings (loss) excluding these amounts. In addition to restructuring costs, the final two tables of this section present Milacron’s earnings (loss) on a consistent basis with respect to goodwill amortization and further adjusted to exclude certain non-operating gains.

Machinery Technologies — North America
Operating Results

(In millions)	2002	2001	2000

Operating earnings (loss)	$1.3	$(20.3)	$66.7
Restructuring costs	6.7	6.8	0.5

Adjusted operating earnings (loss)	$8.0	$(13.5)	$67.2

Machinery Technologies — Europe
Operating Results

(In millions)	2002	2001	2000

Operating earnings (loss)	$(7.7)	$(16.0)	$1.7
Restructuring costs	(.4)	6.9	.5

Adjusted operating earnings (loss)	$(8.1)	$(9.1)	$2.2

Mold Technologies
Operating Results

(In millions)	2002	2001	2000

Operating earnings (loss)	$(1.1)	$8.6	$27.1
Restructuring costs	6.4	3.5	.1

Adjusted operating earnings	$5.3	$12.1	$27.2

Industrial Fluids
Operating Results

(In millions)	2002	2001	2000

Operating earnings	$14.4	$17.8	$17.5
Restructuring costs	—	.3	—

Adjusted operating earnings	$14.4	$18.1	$17.5

Earnings (Loss) Before Income Taxes

(In millions)	2002	2001	2000

Earnings (loss) before income taxes	$(36.6)	$(51.0)	$68.2
Restructuring costs	13.9	17.5	1.4

Earnings (loss) excluding restructuring costs	(22.7)	(33.5)	69.6
Goodwill amortization	—	10.8	11.0
Royalty income	(4.5)	—	(8.3)
Gain on sale of surplus land	—	(2.6)	—

Adjusted earnings (loss)	$(27.2)	$(25.3)	$72.3

Earnings (Loss) From Continuing Operations

(In millions)	2002	2001	2000

Earnings (loss) from continuing operations	$(18.4)	$(28.7)	$48.8
Restructuring costs	8.8	11.0	0.9

Earnings (loss) excluding restructuring costs	(9.6)	(17.7)	49.7
Goodwill amortization	—	7.0	7.1
Royalty income	(2.8)	—	(5.2)
Gain on sale of surplus land	—	(1.6)	—

Adjusted earnings (loss)	$(12.4)	$(12.3)	$51.6

Market Risk

Foreign Currency Exchange Rate Risk

      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At December 31, 2002, Milacron had outstanding forward contracts totaling $5.0 million compared to $2.8 million at December 31, 2001. The annual potential loss from a hypothetical 10% adverse change in foreign currency exchange rates would not be material at either date.

Interest Rate Risk

      At December 31, 2002, Milacron’s continuing operations had fixed interest rate debt of $246 million, including $115 million of 8 3/8% Notes due March 15, 2004, and €115 million ($118 million) of 7 5/8% Eurobonds due April 6,

2005. We also had floating rate debt totaling $55 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 2001, fixed rate debt related to continuing operations totaled $220 million, and floating rate debt totaled $357 million. We can also sell up to $50 million ($45 million effective January 31, 2003) of accounts receivable under our receivables purchase agreement which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $.4 million at December 31, 2002 and $2.0 million at December 31, 2001.

Liquidity and Sources of Capital

       At December 31, 2002, Milacron had cash and cash equivalents of $122 million, representing an increase of $32 million since December 31, 2001.

     As of December 31, 2002, Milacron’s current ratio related to continuing operations was 1.6 compared to 1.7 at December 31, 2001.

     In 2002, operating activities provided $36 million cash compared to a $5 million use of cash in 2001. The generation of cash in 2002 was due principally to our aggressive working capital management initiatives which included programs to further reduce inventories. The amount for 2001 includes the negative effects of a $16 million reduction of the amount of accounts receivable sold under our receivables purchase agreement. However, cash flow from operations in 2001 benefited from reductions in accounts receivable in the normal course of business due to lower sales volume and from significant reductions in inventories that were achieved through our working capital reduction plan.

     Investing activities provided $301 million of cash in 2002 due almost entirely to the proceeds from the sales of Valenite, Widia and Werkö. In 2001, investing activities used $37 million of cash, including $29 million for acquisitions and $14 million for capital expenditures.

     In 2002, financing activities used $303 million of cash due to repayments of borrowings under lines of credit using the divestiture proceeds and cash provided by operations. Financing activities provided $102 million of cash in 2001 due to net additional borrowings of $119 million, the effects of which were partially offset by dividends of $13 million.

     Total shareholders’ equity was $134 million at December 31, 2002, a decrease of $301 million from December 31, 2001. The decrease resulted principally from the $223 million net loss incurred during 2002 which includes the $188 million cumulative effect adjustment related to goodwill impairment. In addition, the company recorded a $95 million after-tax minimum pension liability adjustment as a component of accumulated other comprehensive loss. This adjustment is more fully described above in the section captioned “Significant Accounting Policies and Judgments”.

     The company’s debt and lease obligations for 2003 and beyond are shown in the table that follows.

Debt and Lease Obligations

					After
(In millions)	2003	2004	2005	2006	2006

Long-term debt and lease obligations	$1.1	$117.5	$122.8	$1.6	$13.5
Revolving credit facility	—	42.0	—	—	—
Other lines of credit	3.0	—	—	—	—

Total debt obligations	4.1	159.5	122.8	1.6	13.5
Operating leases	16.6	12.9	10.4	7.5	10.1

Total debt and lease obligations	$20.7	$172.4	$133.2	$9.1	$23.6

     Note: The above table excludes contingent liabilities of up to $17.4 million related to sales of receivables and loan guarantees and $24.8 million of purchase price adjustments that will be paid to the buyers of Valenite, Widia and Werkö in the first quarter of 2003.

     Our ability to satisfy our 2003 obligations and other liquidity needs is a function of a number of factors, the most important of which include: our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our U.S. receivables purchase agreement and other similar arrangements, and our cash flow from operating activities.

     At December 31, 2002, we had cash and cash equivalents of approximately $122 million.

     At December 31, 2002, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $143 million, including a $106 million committed revolving credit facility. At December 31, 2002, $54 million was drawn against the facility, including outstanding letters of credit of $12 million. The facility includes a number of financial covenants and at December 31, 2002, was scheduled to mature on December 31, 2004. As discussed below, the facility was amended in February, 2003 to, among other things, change the maturity date to March 15, 2004.

     Effective December 30, 2002 the revolving credit facility was amended to, among other things, reduce the commitment amount from $110 million to $106 million in connection with a reorganization of our round metalcutting tools business in anticipation of its expected sale.

     The current agreement includes covenants, including those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA and (ii) limit the incurrence of new debt. At December 31, 2002, the company was in compliance with these covenants. The company had $122 million of cash at December 31, 2002 and the ability to borrow an additional $31 million for general corporate purposes under the revolving credit facility. The company could also borrow approximately $12 million under existing lines of credit other than the facility. The facility also allows over $72 million of additional indebtedness from other sources.

     Effective February 11, 2003, the revolving credit facility was amended to, among other things, reduce the facility to $85 million reflecting a reduction in projected cash requirements for 2003. In addition to a reduction in the four-quarter cumulative trailing EBITDA covenant and suspension of the leverage test for all of 2003, the amended agreement requires further permanent reductions in the facility on June 30, 2003, September 30, 2003 and December 15, 2003 to $75 million, $65 million and $55 million, respectively. The maturity date of the facility was changed from December 31, 2004 to March 15, 2004.

     For 2003, the company’s significant cost cutting actions coupled with an expected modest, gradual improvement in business conditions cause us to believe that operating earnings will continue to increase, which should allow us to continue to meet the covenants. However, if unforeseen market conditions develop or the company is otherwise unable to meet the covenants, it is possible that it would not be in compliance. In that event, we would attempt to renegotiate the covenants with the bank group to assure compliance. However, our lenders’ actions are not controllable by us and if the renegotiations were not successful, the company could be placed in default under the agreement, which would allow the lenders to declare the outstanding borrowings currently due and payable. In addition, due to cross-default provisions in Milacron’s other agreements, over 90% of our other debt could become payable in full and our receivables purchase program (as discussed below) could be terminated if we were in default under the credit facility. Were these events to occur, we would experience a material adverse impact on our reported liquidity, financial position and results of operations.

     In addition to the revolving credit facility, as of December 31, 2002 we had a number of other credit lines totaling $37 million, of which approximately $12 million was available for future borrowing. Under the terms of the revolving credit facility as amended, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

     Milacron’s debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On October 25, 2002, Moody’s announced it had lowered Milacron’s senior implied and senior secured rating one notch from Ba3 with a “negative outlook” to B1 with a “stable outlook” and Milacron’s senior unsecured rating one notch from B1 with a “negative outlook” to B2 with a “stable outlook.” On November 20, 2002, S&P announced it had lowered Milacron’s corporate credit rating to B+ from BB- with a “negative outlook.” At the same time, the rating on the company’s senior secured bank facility was lowered to B+ from BB-. Milacron’s senior unsecured debt was affirmed at B.

     None of the company’s debt instruments include rating triggers that would accelerate maturity or increase interest rates. Accordingly, the rating changes are expected to have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

     Another important source of liquidity is our accounts receivable purchase program. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program at least through December 31, 2003. At December 31, 2002, $41 million of the $50 million facility was utilized. Of the total amount utilized, approximately $6 million relates to the grinding wheels and round metalcutting tools businesses that are being treated as discontinued operations. The amount available to the company was reduced to $45 million effective January 31, 2003 and will be further reduced by $2.5 million effective with each of the disposals of the company’s grinding wheels and round metalcutting tools businesses. As the amount of eligible accounts receivable increases due to improved business conditions, we expect to be able to utilize the remaining amounts available under the facility.

     Milacron expects to generate positive cash flow from operating activities during 2003, which will be partially offset by up to $15 million for capital expenditures.

     Assuming there is no further significant deterioration in the markets we serve, we believe that Milacron’s current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company’s operating and capital requirements in 2003.

Cautionary Statement

       Milacron wishes to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2003 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	global and regional economic conditions, consumer

spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the construction industry;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	Milacron’s continued ability to borrow under its lines of credit and sell accounts receivable under its receivables purchase agreement;

•	fluctuations in interest rates which affect the cost of borrowing under Milacron’s lines of credit and financing costs related to the sale of domestic accounts receivable;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron’s plastics technologies products, as well as steel, oil, and industrial grains used in the production of grinding wheels;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2002 and products that will be introduced in 2003;

•	any major disruption in production at key customer or supplier facilities or at Milacron’s facilities;

•	disruptions in global or regional commerce due to wars, social, civil or political unrest in the non-U.S. countries in which Milacron operates and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where Milacron does business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets that could result in reduced pension income, increased pension expense and reduced shareholders’ equity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
       The Information required by Item 7A is included in Item 7 on pages 18 and 19 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
       Beginning on page 23 and continuing through page 48 are the consolidated financial statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

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

     The company assessed its internal control system as of December 31, 2002 in relation to criteria for effective internal control over the preparation of its published annual and quarterly financial statements described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company believes that, as of December 31, 2002, its system of internal control over the preparation of its published annual and quarterly financial statements and over the safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.

Ronald D. Brown	Robert P. Lienesch
Chairman and	Vice President - Finance
Chief Executive Officer	and Chief Financial Officer

February 10, 2003

Consolidated Statements of Earnings

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2002, 2001 and 2000

(In millions, except per-share amounts)	2002	2001	2000

Sales	$693.2	$755.2	$974.5
Cost of products sold	571.6	623.7	742.4
Cost of products sold related to restructuring	1.9	3.1	—

Total cost of products sold	573.5	626.8	742.4

Manufacturing margins	119.7	128.4	232.1
Other costs and expenses
Selling and administrative	121.0	129.6	134.6
Restructuring costs	12.0	14.4	1.4
Other expense—net	—	12.9	7.0

Total other costs and expenses	133.0	156.9	143.0

Operating earnings (loss)	(13.3)	(28.5)	89.1
Interest
Income	2.2	1.7	1.6
Expense	(25.5)	(24.2)	(22.5)

Interest—net	(23.3)	(22.5)	(20.9)

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in method of accounting	(36.6)	(51.0)	68.2
Provision (benefit) for income taxes	(18.2)	(22.3)	19.4

Earnings (loss) from continuing operations before cumulative effect of change in method of accounting	(18.4)	(28.7)	48.8
Discontinued operations net of income taxes
Earnings (loss) from operations	(25.2)	(7.0)	23.5
Net gain on divestitures	8.4	—	—

Total discontinued operations	(16.8)	(7.0)	23.5
Cumulative effect of change in method of accounting	(187.7)	—	—

Net earnings (loss)	$(222.9)	$(35.7)	$72.3

Earnings (loss) per common share
Basic
Continuing operations	$(.56)	$(.87)	$1.39
Discontinued operations	(.50)	(.21)	.67
Cumulative effect of change in method of accounting	(5.61)	—	-

Net earnings (loss)	$(6.67)	$(1.08)	$2.06

Diluted
Continuing operations	$(.56)	$(.87)	$1.39
Discontinued operations	(.50)	(.21)	.67
Cumulative effect of change in method of accounting	(5.61)	—	—

Net earnings (loss)	$(6.67)	$(1.08)	$2.06

See notes to consolidated financial statements.

Consolidated Balance Sheets

Milacron Inc. and Subsidiaries
December 31, 2002 and 2001

(In millions, except par value)	2002	2001

Assets
Current assets
Cash and cash equivalents	$122.3	$90.1
Notes and accounts receivable, less allowances of $12.4 in 2002 and $10.0 in 2001	89.3	88.5
Inventories
Raw materials	30.5	30.1
Work-in-process and finished parts	85.7	113.4
Finished products	31.4	34.4

Total inventories	147.6	177.9
Other current assets	69.6	55.3

Current assets of continuing operations	428.8	411.8
Assets of discontinued operations	16.0	455.7

Total current assets	444.8	867.5
Property, plant and equipment — net	149.8	165.8
Goodwill	143.3	353.2
Other noncurrent assets	177.8	125.8

Total assets	$915.7	$1,512.3

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under lines of credit	$45.0	$71.7
Long-term debt and capital lease obligations due within one year	1.1	3.9
Trade accounts payable	68.8	59.1
Advance billings and deposits	17.5	17.0
Accrued and other current liabilities	138.9	93.2

Current liabilities of continuing operations	271.3	244.9
Liabilities of discontinued operations	10.9	166.8

Total current liabilities	282.2	411.7
Long-term accrued liabilities	244.1	164.6
Long-term debt	255.4	501.1

Total liabilities	781.7	1,077.4
Commitments and contingencies	—	—
Shareholders’ equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.8 in 2002 and 33.5 in 2001)	33.8	33.5
Capital in excess of par value	283.5	281.4
Reinvested earnings (accumulated deficit)	(59.5)	165.0
Accumulated other comprehensive loss	(129.8)	(51.0)

Total shareholders’ equity	134.0	434.9

Total liabilities and shareholders’ equity	$915.7	$1,512.3

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2002, 2001 and 2000

		Other	4%
	Compre-	Compre-	Cumu-	Common		Rein-	Total
	hensive	hensive	lative	Shares	Capital in	vested	Share-
	Income	Income	Preferred	$1 Par	Excess of	Earnings	holders’
(In millions, except per-share amounts)	(Loss)	(Loss)	Shares	Value	Par Value	(Deficit)	Equity

Balance at year-end 1999		$(35.4)	$6.0	$36.8	$325.5	$158.0	$490.9
Stock options exercised and net restricted stock activity				(.1)	2.0		1.9
Purchases of treasury and other common shares				(3.4)	(46.0)		(49.4)
Net earnings for the year	$72.3					72.3	72.3
Other comprehensive loss	(14.3)	(14.3)					(14.3)

Total comprehensive income	$58.0

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.48 per share)						(16.8)	(16.8)

Balance at year-end 2000		(49.7)	6.0	33.3	281.5	213.3	484.4
Stock options exercised and net restricted stock activity				.5	6.7		7.2
Purchases of treasury and other common shares				(.3)	(6.8)		(7.1)
Net loss for the year	$(35.7)					(35.7)	(35.7)
Other comprehensive loss	(1.3)	(1.3)					(1.3)

Total comprehensive loss	$(37.0)

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.37 per share)						(12.4)	(12.4)

Balance at year-end 2001		(51.0)	6.0	33.5	281.4	165.0	434.9
Stock options exercised and net restricted stock activity				.1	.4		.5
Reissuance of treasury shares				.2	1.7		1.9
Net loss for the year	$(222.9)					(222.9)	(222.9)
Other comprehensive loss	(78.8)	(78.8)					(78.8)

Total comprehensive loss	$(301.7)

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.04 per share)						(1.4)	(1.4)

Balance at year-end 2002		$(129.8)	$6.0	$33.8	$283.5	$(59.5)	$134.0

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Milacron Inc. and Subsidiaries
Fiscal years ended December 31, 2002, 2001 and 2000

(In millions)	2002	2001	2000

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(222.9)	$(35.7)	$72.3
Operating activities providing (using) cash
Loss (earnings) from discontinued operations	25.2	7.0	(23.5)
Net gain on divestitures	(8.4)	—	—
Cumulative effect of change in method of accounting	187.7	—	—
Depreciation	22.0	23.7	24.4
Amortization of goodwill and other intangibles	1.0	11.2	11.0
Restructuring costs	13.9	17.5	—
Deferred income taxes	(16.7)	(15.6)	7.4
Working capital changes
Notes and accounts receivable	9.7	41.2	9.5
Inventories	36.0	44.9	(18.4)
Other current assets	2.4	(.3)	(7.4)
Trade accounts payable	6.9	(36.9)	.3
Other current liabilities	(11.0)	(43.2)	(14.2)
Decrease in other noncurrent assets	(6.0)	(19.3)	(12.8)
Decrease in long-term accrued liabilities	(4.2)	(3.2)	(2.5)
Other-net	.3	3.4	(5.1)

Net cash provided (used) by operating activities	35.9	(5.3)	41.0
Investing activities cash flows
Capital expenditures	(6.2)	(13.5)	(26.5)
Net disposals of property, plant and equipment	7.5	5.1	9.5
Divestitures	303.9	—	(3.0)
Acquisitions	(4.3)	(28.6)	(7.1)

Net cash provided (used) by investing activities	300.9	(37.0)	(27.1)
Financing activities cash flows
Dividends paid	(1.6)	(12.6)	(17.0)
Issuance of long-term debt	11.5	5.4	110.1
Repayments of long-term debt	(1.3)	(5.5)	(150.2)
Increase (decrease) in borrowings under lines of credit	(311.6)	118.7	1.3
Issuance of common shares	.4	4.1	—
Purchase of treasury and other common shares	—	(7.7)	(48.4)

Net cash provided (used) by financing activities	(302.6)	102.4	(104.2)
Effect of exchange rate fluctuations on cash and cash equivalents	5.6	(.7)	(1.5)
Cash flows related to discontinued operations	(7.6)	(3.1)	47.9

Increase (decrease) in cash and cash equivalents	32.2	56.3	(43.9)
Cash and cash equivalents at beginning of year	90.1	33.8	77.7

Cash and cash equivalents at end of year	$122.3	$90.1	$33.8

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

Foreign Currency Translation

      Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other expense-net in the Consolidated Statements of Earnings and are not material in any year presented.

Revenue Recognition

      The company recognizes sales revenue when products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the company have been satisfied. The company provides for estimated post-sale warranty costs as revenue is recognized (see Warranty Reserves). Appropriate provisions are also made for returns for credit and uncollectible accounts.

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

Property, Plant and Equipment

      Property, plant and equipment, including amounts related to capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense related to continuing operations was $22.0 million, $23.7 million and $24.4 million for 2002, 2001 and 2000, respectively.

     Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized or, in the case of assets to be sold at a gain, charged to expense as incurred.

Goodwill

      In 2001 and prior years, goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired in business combinations, was amortized on the straight-line method over periods ranging from 10 to 40 years. Amortization expense charged to earnings from continuing operations amounted to $10.8 million in 2001 and $11.0 million in 2000. Beginning in 2002, goodwill is no longer amortized but rather is reviewed annually for impairment. The company has elected to conduct its annual impairment reviews as of October 1 of each year and base its assessments of possible impairment on the discounted present value of the operating cash flows of its various reporting units (see Change in Method of Accounting and Goodwill and Other Intangible Assets).

Long-Lived Assets

      The company evaluates its long-lived assets for impairment when facts and circumstances suggest that the carrying amounts of these assets might not be recoverable. Beginning in 2002, goodwill and certain other intangible assets are excluded from these reviews and are tested for impairment on a stand-alone basis.

Notes to Consolidated Financial Statements

Warranty Reserves

      The company maintains warranty reserves intended to cover future costs associated with its warranty obligations. These reserves are based on estimates of the amounts of those costs. Warranty costs are classified into two groups — normal and extraordinary. Normal warranty costs represent repair costs incurred in the ordinary course of business and reserves are calculated using a percentage of sales approach consistent with past experience. Extraordinary warranty costs are unique major problems associated with a single machine, customer order, or a set of problems related to a large number of machines. Extraordinary warranty reserves are estimated based on specific facts and circumstances. The company’s policy is to adjust its warranty reserves quarterly.

Retirement Benefit Plans

      The company maintains various defined benefit and defined contribution pension plans covering substantially all U.S. employees and certain non-U.S. employees. For defined benefit plans, pension benefits are based primarily on length of service and compensation. The company’s policy is to fund the plans in accordance with applicable laws and regulations.

Stock-Based Compensation

      The company accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Because all stock options outstanding under the company’s 1997 Long-Term Incentive Plan and predecessor plans have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The following table illustrates on a pro forma basis the effect on net earnings (loss) and earnings (loss) per common share if the stock options granted from 1995 through 2002 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Pro Forma Earnings (Loss)

(In millions, except per-share amounts)	2002	2001	2000

Net earnings (loss) as reported	$(222.9)	$(35.7)	$72.3
Effect on reported earnings (loss) of accounting for stock options at fair value	(2.2)	(2.0)	(1.6)

Pro forma net earnings (loss)	$(225.1)	$(37.7)	$70.7

Earnings (loss) per common share
Basic
As reported	$(6.67)	$(1.08)	$2.06

Pro forma	$(6.73)	$(1.14)	$2.02

Diluted
As reported	$(6.67)	$(1.08)	$2.06

Pro forma	$(6.73)	$(1.14)	$2.01

     Additional information regarding stock options and expense related to restricted shares granted under the 1997 Long-Term Incentive Plan is included in the note captioned “Stock-Based Compensation.”

Derivative Financial Instruments

      The company enters into foreign currency forward exchange contracts, which are a type of derivative financial instrument, on an ongoing basis commensurate with known or expected exposures. The purpose of this practice is to minimize the potentially adverse effects of foreign currency exchange rate fluctuations on the company’s operating results. The company does not currently hold other types of derivative financial instruments and does not engage in speculation.

     At December 31, 2002, the company had outstanding forward contracts totaling $5.0 million, which generally mature in six months or less. Substantially all of these contracts have been designated as cash flow hedges with any gains or losses in their fair value being recorded as a component of accumulated other comprehensive income or loss pending completion of the transaction being hedged.

Change in Method of Accounting

      Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As required by this standard, during 2002 the company completed the transitional reviews of recorded goodwill balances as of January 1, 2002. These transitional reviews resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.61 per share) that has been recorded as the cumulative effect of a change in method of accounting as of January 1,

Notes to Consolidated Financial Statements

2002. Approximately 75% of the pretax charge related to the company’s Uniloy and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation.

Recently Issued Pronouncements

      In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). This standard establishes revised guidelines for the recognition of restructuring costs. Previously the company accounted for its restructuring initiatives under the provisions of Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” but will adopt SFAS No. 146 effective January 1, 2003. Adoption of the standard is not expected to significantly change the types of costs reported as restructuring costs but has the potential to change the timing of their recognition.

     In November, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). In addition to requiring additional disclosure of direct and indirect guarantees and product warranty policies and reserves, Interpretation No. 45 requires that the fair values of certain types of guarantee arrangements made after December 31, 2002 be recognized as liabilities as of their inception dates. The company is evaluating the effects of Interpretation No. 45. However, management currently believes the effects will not be significant.

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS No. 148). This standard amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) to provide two additional transition methods and requires expanded disclosure regarding the pro forma effects of accounting for stock options at fair value by entities that have not voluntarily adopted SFAS No. 123. The additional disclosures have been included in the notes to these consolidated financial statements. However, because the company currently has no plans to account for stock options at fair value, the issuance of the standard will have no additional effects at this time.

Discontinued Operations

       In 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold two businesses that had been included in its former metalworking technologies segment and initiated efforts to seek strategic alternatives for two other businesses of the segment.

     On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools businesses to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the sale transaction. After deducting post-closing adjustments that will be paid in the first quarter of 2003, transaction costs and expenses and the cost to increase the company’s ownership interest in Widia India, the ultimate net cash proceeds from the sale will total approximately $135 million, most of which has been used to repay bank borrowings. The sale resulted in an after-tax loss of $14.9 million. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that had been recorded in accumulated other comprehensive loss since the acquisition of Widia in 1995.

     On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments that will be paid in the first quarter of 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale will be approximately $145 million, a majority of which has been used to repay bank borrowings. The company recorded an after-tax gain on the sale of $31.3 million.

     During the third quarter of 2002, the company retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter initiated plans for their sale. Both businesses are being actively marketed and the sales are expected to be completed in the first half of 2003. Completion of the sales is currently expected to result in after-tax losses totaling approximately $9.9 million which were recorded as charges to earnings in the fourth quarter of 2002.

     All of the businesses discussed above are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Notes to Consolidated Financial Statements

Earnings (Loss) From Discontinued Operations

(In millions)	2002	2001	2000

Sales	$325.0	$507.5	$609.7

Operating earnings (loss) including restructuring costs	(26.8)	(13.1)	50.6
Allocated interest expense	(10.9)	(16.7)	(18.6)

Earnings (loss) before income taxes and minority shareholders’ interests	(37.7)	(29.8)	32.0
Provision (benefit) for income taxes	(10.4)	(23.6)	6.0

Earnings (loss) before minority shareholders’ interests	(27.3)	(6.2)	26.0
Minority shareholders’ interests	(2.1)	.8	2.5

Earnings (loss) from discontinued operations	$(25.2)	$(7.0)	$23.5

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

     As presented in the Consolidated Statement of Earnings for 2002, the line captioned “Net gain on divestitures” includes the following components.

Gain (Loss) on Divestiture of Discontinued Operations

(In millions)	2002

Gain on sale of Valenite	$31.3
Loss on sale of Widia and Werkö	(14.9)
Estimated loss on divestitures of round metalcutting tools and grinding wheels businesses	(9.9)
Adjustment of reserves related to the 1998 divestiture of the company’s machine tools segment	1.9

Net gain on divestitures	$8.4

     The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 are as follows:

Assets and Liabilities of Discontinued Operations

(In millions)	2002	2001

Cash and cash equivalents	$—	$20.3
Notes and accounts receivable	1.4	66.6
Inventories	7.9	140.6
Other current assets	.1	20.7
Property, plant and equipment — net	6.6	129.7
Goodwill and other noncurrent assets	—	77.8

Total assets	16.0	455.7
Amounts payable to banks and current portion of long-term debt	.4	14.6
Trade accounts payable	4.4	33.7
Other current liabilities	1.4	60.5
Long-term debt	2.7	12.2
Long-term accrued liabilities and minority shareholders’ interests	2.0	45.8

Total liabilities	10.9	166.8

Net assets	$5.1	$288.9

Restructuring Costs

       In the third and fourth quarters of 2001, the company’s management formally approved plans to consolidate certain manufacturing operations and reduce its cost structure. Implementation of these plans has resulted in pretax charges to earnings from continuing operations of $17.8 million. Of the total cost of the plans, $14.1 million was recorded in 2001. An additional $3.7 million was charged to expense in continuing operations during 2002. In addition to the amounts related to continuing operations, the company’s discontinued operations recorded restructuring charges of $12.9 million in 2001 and $3.8 million in 2002.

     As they relate to continuing operations, the 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of several sales and administrative locations worldwide. The consolidations and overhead reductions resulted in the elimination of approximately 450 manufacturing and administrative positions within the company’s continuing operations, principally in the U.S. and Europe. The cash cost of implementing the plans related to continuing operations was $11.2 million. Of the total cash cost, $5.8 million was spent in 2001 and an additional $5.4 million was spent in 2002.

     During 2001, the company’s management also approved a plan to integrate the operations of EOC and Reform (see Acquisitions) with the company’s existing European mold base and components business. The total cost of the integration was $9.2 million, of which $1.2 million

Notes to Consolidated Financial Statements

was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in the fourth quarter of 2001 and $4.6 million in 2002. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cash cost of the integration plan was $8.9 million, of which $1.1 million was spent in 2001. An additional $7.8 million was spent in 2002.

     In connection with all of the plans initiated in 2001, the company recorded pretax restructuring costs related to continuing operations of $8.3 million in 2002 and $17.5 million in 2001. Cash costs for the restructuring and integration actions totaled $13.2 million in 2002 and $6.9 million in 2001.

     In the third quarter of 2002, the company’s management approved additional restructuring plans for the purpose of further reducing the company’s cost structure in certain businesses and to reduce corporate costs as a result of the disposition of Widia, Werkö and Valenite. These actions resulted in third quarter restructuring expense of $1.3 million.

     In November, 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involves the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also move to a smaller location near the existing facility. In the second initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant is being phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of $7 to $8 million. Of the total cost of the actions, $4.3 million was charged to expense in 2002 with the remainder being recorded in 2003. The total cash cost of these initiatives is expected to be approximately $6 million, substantially all of which will be spent in 2003. The pretax annualized cost savings are expected to exceed $4 million, most of which will be realized in 2003.

     Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of up to $6 million. Additional restructuring actions at other locations may be announced later in the year. The cost of all of these actions, including an additional $3 to $4 million to complete the actions initiated in 2002 that are discussed in the preceding paragraph, could total $9 to $12 million in 2003.

     The following table presents the components of the line captioned “Restructuring costs” in the Consolidated Statements of Earnings for the years 2002, 2001 and 2000. The amounts for 2000 relate to actions initiated in 1999 to improve operating efficiency and reduce costs and to consolidate the European operations of the company’s blow molding systems business.

Restructuring Costs

(In millions)	2002	2001	2000

Accruals for termination benefits and facility exit costs	$2.9	$9.9	$—
Supplemental retirement benefits	2.9	.5	—
Other restructuring costs
Costs charged to expense as incurred	4.0	3.8	1.1
Reserve adjustments	(.5)	(.1)	(.2)

	9.3	14.1	.9
Costs related to the blow molding consolidation and EOC and Reform integration	4.6	3.4	.5

Total restructuring costs	$13.9	$17.5	$1.4

     The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations. To the extent that any unused reserves that were established in the allocation of acquisition cost remain after the completion of the EOC and Reform consolidations, those amounts will be applied as reductions of the goodwill arising from the respective acquisitions.

Notes to Consolidated Financial Statements

Restructuring Reserves

2002

			Usage
	Beginning		and	Ending
(In millions)	Balance	Additions	Other	Balance

Blow molding consolidation and EOC and Reform integration Termination benefits	$4.2	$.8	$(3.3)	$1.7
Facility exit costs	.2	—	(.2)	—

	4.4	.8	(3.5)	1.7
Restructuring costs Termination benefits	7.1	2.0	(6.0)	3.1
Facility exit costs	.8	.9	(1.1)	.6

	7.9	2.9	(7.1)	3.7

Total reserves related to continuing operations	$12.3	$3.7	$(10.6)	$5.4

2001

			Usage
	Beginning		and	Ending
(In millions)	Balance	Additions	Other	Balance

Blow molding consolidation and EOC and Reform integration
Termination benefits	$1.4	$3.7	$(.9)	$4.2
Facility exit costs	.2	—	—	.2

	1.6	3.7	(.9)	4.4
Restructuring costs
Termination benefits	.2	8.7	(1.8)	7.1
Facility exit costs	.3	1.2	(.7)	.8

	.5	9.9	(2.5)	7.9

Total reserves related to continuing operations	$2.1	$13.6	$(3.4)	$12.3

     Restructuring reserves related to discontinued operations were $.2 million at December 31, 2002, $6.9 million at December 31, 2001, and $.2 million at December 31, 2000.

Acquisitions

       In 2000, the company acquired Akron Extruders, a manufacturer of single-screw plastics extrusion machinery and Ontario Heater and Supply Company and Rite-Tek Canada, both of which specialize in the distribution of maintenance, repair and operating supplies for the plastics processing industry. In the aggregate, these businesses had annual sales of approximately $10 million as of the respective acquisition dates.

     In 2001, the company acquired Reform Flachstahl (Reform) and EOC Normalien (EOC), two businesses headquartered in Germany that manufacture and distribute mold bases and components for plastics injection molding. The company also acquired Progress Precision, a Canadian manufacturer of barrels and screws and provider of related services for plastics extrusion, injection molding and blow molding. The combined sales of the three businesses as of their respective acquisition dates were approximately $53 million.

     In February, 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/ S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/S, which has annual sales of approximately $4 million, was previously accounted for on the equity method but is now fully consolidated beginning in 2002.

     Akron Extruders and Progress Precision are included in the machinery technologies — North America segment while Ontario Heater and Supply, Rite-Tek Canada, Reform and EOC are included in the mold technologies segment. Ferromatik Milacron A/ S is included in machinery technologies — Europe. All of the acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, totaled $.9 million in 2002, $32.1 million in 2001 and was $4.7 million for 2000. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows.

Allocation of Acquisition Cost

(In millions)	2002	2001	2000

Cash and cash equivalents	$—	$—	$.2
Accounts receivable	.4	6.4	.8
Inventories	.7	8.3	1.0
Other current assets	—	.1	.1
Property, plant and equipment	.3	11.1	.1
Goodwill	.4	13.8	3.5

Total assets	1.8	39.7	5.7
Current liabilities	.8	7.6	1.0
Long-term debt	.1	—	—

Total liabilities	.9	7.6	1.0

Total acquisition cost	$.9	$32.1	$4.7

     In the 2001 allocation of acquisition cost, current liabilities includes $1.2 million for the integration of EOC and Reform with the company’s existing mold base and components business in Europe (see Restructuring Costs).

     Unaudited pro forma sales and earnings information is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statements of Earnings for any year.

Research and Development

       Charges to operations for the research and development activities of continuing operations are summarized below.

Notes to Consolidated Financial Statements

Research and Development

(In millions)	2002	2001	2000

Research and development	$15.8	$21.1	$24.9

Retirement Benefit Plans

       Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S. and Germany.

Pension (Income) Expense

(In millions)	2002	2001	2000

Service cost (benefits earned during the period)	$4.6	$4.4	$5.0
Interest cost on projected benefit obligation	34.5	34.2	33.3
Expected return on plan assets	(45.9)	(45.1)	(43.5)
Supplemental retirement benefits (a)	4.7	.8	—
Amortization of unrecognized prior service cost	.8	.5	.5
Amortization of unrecognized gains and losses	.5	(.2)	.4

Pension income	$(.8)	$(5.4)	$(4.3)

(a)	In 2002, $2.9 million is included in the line captioned “Restructuring costs” in the Consolidated Statement of Earnings and $1.8 million is included in results of discontinued operations. In 2001, $.5 million is included in restructuring costs.

     The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

(In millions)	2002	2001

Balance at beginning of year	$(472.5)	$(434.8)
Service cost	(4.6)	(4.4)
Interest cost	(34.5)	(34.2)
Benefits paid	38.3	35.9
Actuarial loss	(7.2)	(6.5)
Plan amendment	—	(3.5)
Supplemental retirement benefits	(4.7)	(.8)
Changes in discount rates	(40.7)	(24.3)
Foreign currency translation adjustments	(1.3)	.1

Balance at end of year	$(527.2)	$(472.5)

     The following table summarizes the changes in plan assets for the U.S. plans. Consistent with customary practice in Germany, the plan for employees in that country has not been funded.

Plan Assets

(In millions)	2002	2001

Balance at beginning of year	$432.0	$482.3
Actual investment loss	(53.2)	(16.1)
Benefits paid	(36.1)	(34.2)

Balance at end of year	$342.7	$432.0

     The assets of the principal U.S. plan consist primarily of stocks, debt securities and mutual funds. The plan also includes common shares of the company with a market value of $15.8 million in 2002 and $38.3 million in 2001.

     The following table sets forth the funded status of the plans for U.S. employees at year-end 2002 and 2001.

Funded Status at Year-End

(In millions)	2002	2001

Vested benefit obligation	$(471.0)	$(419.3)

Accumulated benefit obligation	$(485.0)	$(431.5)

Projected benefit obligation	$(516.6)	$(463.7)
Plan assets at fair value	342.7	432.0

Deficiency of plan assets in relation to projected benefit obligation	(173.9)	(31.7)
Unrecognized net loss	187.4	40.4
Unrecognized prior service cost	4.9	5.7

Prepaid pension cost	$18.4	$14.4

     The presentation of the amounts reflected in the previous table in the Consolidated Balance Sheets at December 31, 2002 and December 31, 2001 is reflected in the following table.

Balance Sheet Presentation

(In millions)	2002	2001

Prepaid pension cost	$—	$28.1
Intangible asset	4.1	—
Accrued pension cost	(132.5)	(13.7)
Accumulated other comprehensive loss (a)	146.8	—

	$18.4	$14.4

(a)	Represents the pretax amount of an after-tax charge to accumulated other comprehensive loss of $95.4 million.

     The intangible asset at December 31, 2002 and the prepaid pension cost amount at December 31, 2001 are included in other noncurrent assets in the Consolidated

Notes to Consolidated Financial Statements

Balance Sheets as of the respective dates. Accrued pension cost is included in long-term accrued liabilities.

     The following table sets forth the status of the company’s defined benefit pension plan for certain employees in Germany.

Status at Year-End

(In millions)	2002	2001

Vested benefit obligation	$(7.5)	$(6.1)

Accumulated benefit obligation	$(8.8)	$(7.3)

Projected benefit obligation	$(10.5)	$(8.8)
Unrecognized net (gain) loss	(.1)	.2

Accrued pension cost	$(10.6)	$(8.6)

     The following table presents the weighted-average actuarial assumptions used for all defined benefit plans in 2002, 2001 and 2000.

Actuarial Assumptions

	2002	2001	2000

Discount rate	6.5%	7.2%	7.7%
Expected long-term rate of return on plan assets	9.5%	9.5%	9.5%
Rate of increase in future compensation levels	.7%	4.2%	5.1%

     The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs included in continuing operations for these plans were $1.6 million, $2.6 million and $5.4 million in 2002, 2001 and 2000, respectively.

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

     The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

(In millions)	2002	2001	2000

Service cost (benefits earned during the period)	$.1	$.1	$.1
Interest cost on accumulated postretirement benefit obligation	1.7	1.9	2.0
Amortization of unrecognized gains	(.4)	(.5)	(.5)

Postretirement health care cost	$1.4	$1.5	$1.6

     The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan.

Accumulated Postretirement Benefit Obligation

(In millions)	2002	2001

Balance at beginning of year	$(26.5)	$(25.6)
Service cost	(.1)	(.1)
Interest cost	(1.7)	(1.9)
Benefits paid net of contributions	3.0	3.3
Actuarial gain (loss)	1.7	(.4)
Change in discount rate	(1.3)	(1.8)

Balance at end of year	$(24.9)	$(26.5)

     The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

(In millions)	2002	2001

Accumulated postretirement benefit obligation
Retirees	$(18.7)	$(20.5)
Fully eligible active participants	(2.3)	(2.4)
Other active participants	(3.9)	(3.6)

	(24.9)	(26.5)
Unrecognized net gain	(5.5)	(5.5)

Accrued postretirement health care benefits	$(30.4)	$(32.0)

     The discount rate used in calculating the accumulated postretirement benefit obligation was 6.5% for 2002 and 7.25% for 2001. For 2003, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 9.0%. This rate is assumed to decrease in varying degrees annually to 5.0% for years after 2010. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not

Notes to Consolidated Financial Statements

significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2002 and 2001 are as follows:

Components of Deferred Tax Assets and Liabilities

(In millions)	2002	2001

Deferred tax assets
Net operating loss carryforwards	$67.3	$40.0
Tax credit carryforwards	10.7	6.3
Accrued postretirement health care benefits	10.0	12.0
Inventories, due principally to obsolescence reserves and additional costs inventoried for tax purposes	7.3	5.5
Accrued employee benefits other than pensions and retiree health care benefits	4.0	6.2
Accrued pension cost	8.4	7.6
Accrued warranty cost	1.4	2.6
Accrued taxes	2.8	1.5
Accounts receivable, due principally to allowances for doubtful accounts	1.1	1.8
Goodwill	31.3	—
Accrued pension costs	39.9	—
Accrued liabilities and other	24.9	19.7

Total deferred tax assets	209.1	103.2
Less valuation allowances	(36.1)	(17.5)

Deferred tax assets net of valuation allowances	173.0	85.7
Deferred tax liabilities
Property, plant and equipment, due principally to differences in depreciation methods	9.4	10.2
Inventories	6.5	9.8
Goodwill	—	21.4
Prepaid pension costs	—	9.8

Total deferred tax liabilities	15.9	51.2

Net deferred tax assets	$157.1	$34.5

     Summarized in the following tables are the company’s earnings from continuing operations before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Earnings (Loss) Before Income Taxes

(In millions)	2002	2001	2000

United States	$(25.6)	$(39.9)	$46.6
Non-U.S.	(11.0)	(11.1)	21.6

	$(36.6)	$(51.0)	$68.2

     As presented in the above table, earnings (loss) from U.S. operations in 2002 includes restructuring costs of $9.8 million, while earnings from non-U.S. operations includes $4.1 million of such costs. Earnings from U.S. and non-U.S. operations in 2001 include restructuring costs of $6.7 million and $10.8 million, respectively. In 2000, earnings from U.S. operations and non-U.S. operations include restructuring costs of $1.0 million, and $.4 million, respectively.

Provision (Benefit) for Income Taxes

(In millions)	2002	2001	2000

Current provision (benefit)
United States	$(4.4)	$(10.5)	$7.8
State and local	.2	(.6)	(5.4)
Non-U.S.	2.7	4.4	9.6

	(1.5)	(6.7)	12.0
Deferred provision (benefit)
United States	(12.3)	(10.4)	9.2
Non-U.S.	(4.4)	(5.2)	(1.8)

	(16.7)	(15.6)	7.4

	$(18.2)	$(22.3)	$19.4

Components of the Provision (Benefit) for Deferred Income Taxes

(In millions)	2002	2001	2000

Change in valuation allowances	$19.2	$6.4	$(2.0)
Change in deferred taxes related to operating loss and tax credit carryforwards	(31.7)	(27.6)	.5
Depreciation and amortization	6.3	6.8	4.5
Inventories and accounts receivable	(4.4)	(5.2)	(.9)
Accrued pension and other employee costs	3.1	4.4	1.4
Other	(9.2)	(.4)	3.9

	$(16.7)	$(15.6)	$7.4

Notes to Consolidated Financial Statements

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2002	2001	2000

U.S. statutory tax rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) resulting from
Effect of changes in valuation allowances	31.8	12.5	(2.8)
Losses without current tax benefits	(.2)	(.1)	—
Adjustment of tax reserves	(4.7)	(17.4)	.3
Statutory tax rate changes	—	1.9	2.0
U.S. federal income tax credits	—	—	(1.0)
Effect of operations outside the U.S.	(38.1)	(2.1)	.8
State and local income taxes, net of federal benefit	(2.1)	(3.4)	(5.0)
Other	(1.4)	(.1)	(.9)

	(49.7)%	(43.7)%	28.4%

     At year-end 2002 the company had a U.S. net operating loss carryforward of approximately $12 million that expires in 2022. In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $152 million, substantially all of which have no expiration dates.

     Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $98 million at the end of 2002. No deferred income taxes have been recorded with respect to this amount.

     In 2002, the company received net tax refunds totaling $14.2 million. Income taxes of $4.1 million and $11.8 million were paid in 2001 and 2000, respectively.

Earnings Per Common Share

       The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Earnings Applicable to Common Shareholders

(In millions)	2002	2001	2000

Net earnings (loss)	$(222.9)	$(35.7)	$72.3
Dividends on Preferred shares	(.2)	(.2)	(.2)

Earnings (loss) applicable to common shareholders	$(223.1)	$(35.9)	$72.1

Reconciliation of Shares

(In thousands)	2002	2001	2000

Weighted-average common shares outstanding	33,482	33,222	34,935
Effect of dilutive stock options and restricted shares	—	—	111

Weighted-average common shares assuming dilution	33,482	33,222	35,046

     In 2002 and 2001, weighted-average shares assuming dilution excludes the effect of potentially dilutive stock options and restricted shares because their inclusion would result in a smaller loss per common share. Had they been included, weighted-average shares assuming dilution would have been 33,513 thousand in 2002 and 33,340 thousand in 2001. The weighted-average shares assuming dilution amount for 2000 presented above excludes restricted shares subject to contingent vesting based on the attainment of specified earnings objectives (see Stock-Based Compensation).

Receivables

       The company maintains a receivables purchase agreement with a third party financial institution. As accounts receivable are generated from customer sales made by certain of the company’s consolidated U.S. subsidiaries, those receivables are sold to Milacron Commercial Corp (MCC), a wholly-owned consolidated subsidiary. MCC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institution. As existing receivables are collected, MCC sells undivided percentage interests in new eligible receivables. Accounts that become 60 days past due are no longer eligible to be sold and the company is at risk for credit losses for which it maintains an allowance for doubtful accounts.

     As of December 31, 2002, the company could receive up to $50 million at a cost of funds linked to commercial paper rates. The amount available to the company was reduced to $45 million effective January 31, 2003 and will be further reduced by $2.5 million effective with each of the sales of the company’s grinding wheels and round metalcutting tools businesses. The receivables purchase agreement expires in 2004. The related liquidity facility backed by the financial institution and three other commercial banks requires periodic renewals at their option. The liquidity facility currently expires on December 31, 2003.

Notes to Consolidated Financial Statements

     At December 31, 2002, December 31, 2001 and December 31, 2000, the undivided interest in the company’s gross accounts receivable from continuing operations that had been sold to the purchaser aggregated $34.6 million, $36.3 million and $52.2 million, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sales were $1.2 million in 2002, $2.2 million in 2001 and $3.5 million in 2000. These amounts are included in other expense-net in the Consolidated Statements of Earnings.

     Certain of the company’s subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At December 31, 2002 and December 31, 2001, the gross amounts of accounts receivable that had been sold under these arrangements totaled $5.0 million and $6.9 million, respectively.

     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes receivable from its customers to third party lenders. At December 31, 2002, the company’s maximum exposure under these arrangements totaled $12.4 million. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.

Inventories

       Inventories amounting to $57.9 million in 2002 and $64.1 million in 2001 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $15.7 million in 2002 and $16.2 million in 2001.

     As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $24.2 million and $19.0 million in 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

       The carrying value of goodwill related to continuing operations totaled $143.3 million and $353.2 million at December 31, 2002 and December 31, 2001, respectively. The decrease resulted principally from the cumulative effect impairment charge recorded in connection with the adoption of Statements of Financial Accounting Standards No. 142 (see Change in Method of Accounting). The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Balance Sheets, are not significant.

     In addition to the impairment charge recorded as a change in method of accounting, the company also recorded an impairment charge of $1.0 million (with no tax benefit) related to a small business that is included in the mold technologies segment. This amount is included in other expense-net in the Consolidated Statement of Earnings for 2002. The amount of the charge was determined based on a comparison of the present value of the business unit’s projected cash flows to the historical carrying value of its assets (including goodwill) and liabilities.

Notes to Consolidated Financial Statements

     Changes in goodwill during the years ended December 31, 2002 and December 31, 2001 are presented in the following table.

Changes in Goodwill

2002

	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
(In millions)	America	Europe	Technologies	Fluids	Total

Balance at beginning of year	$129.6	$46.9	$166.6	$10.1	$353.2
Goodwill acquired	.1	.4	5.0	—	5.5
Impairment charges (a)	(112.4)	(46.9)	(60.1)	—	(219.4)
Foreign currency translation adjustments	—	.1	3.8	.1	4.0

Balance at end of year	$17.3	$.5	$115.3	$10.2	$143.3

2001

	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
(In millions)	America	Europe	Technologies	Fluids	Total

Balance at beginning of year	$130.8	$48.4	$164.6	$10.6	$354.4
Goodwill acquired	2.7	—	7.3	—	10.0
Amortization	(3.9)	(1.4)	(5.2)	(.3)	(10.8)
Foreign currency translation adjustments	—	(.1)	(.1)	(.2)	(.4)

Balance at end of year	$129.6	$46.9	$166.6	$10.1	$353.2

(a)	Excludes an additional impairment charge of $29.6 million related to discontinued operations.

Notes to Consolidated Financial Statements

     The following table presents the effects on net earnings (loss) and basic and diluted earnings (loss) per common share of excluding expense for the amortization of goodwill for all periods presented.

Goodwill Amortization

(In millions except
per-share amounts)	2002	2001	2000

Net earnings (loss) as reported	$(222.9)	$(35.7)	$72.3
Goodwill amortization, net of income taxes (a)	—	8.5	8.5

Net earnings (loss) excluding goodwill amortization	$(222.9)	$(27.2)	$80.8

Basic earnings (loss) per common share
Net earnings (loss) as reported	$(6.67)	$(1.08)	$2.06
Goodwill amortization, net of income taxes	—	.26	.26

Net earnings (loss) excluding goodwill amortization	$(6.67)	$(.82)	$2.32

Diluted earnings (loss) per common share
Net earnings (loss) as reported	$(6.67)	$(1.08)	$2.06
Goodwill amortization, net of income taxes	—	.26	.26

Net earnings (loss) excluding goodwill amortization	$(6.67)	$(.82)	$2.32

(a)	In both 2001 and 2000, includes $1.5 million related to discontinued operations.

Property, Plant and Equipment

       The components of property, plant and equipment, including amounts related to capital leases, are shown in the following table.

Property, Plant and Equipment — Net

(In millions)	2002	2001

Land	$10.6	$10.2
Buildings	112.6	102.9
Machinery and equipment	210.9	215.6

	334.1	328.7
Less accumulated depreciation	(184.3)	(162.9)

	$149.8	$165.8

Liabilities

       The components of accrued and other current liabilities are shown in the following tables.

Accrued and Other Current Liabilities

(In millions)	2002	2001

Accrued salaries, wages and other compensation	$22.6	$23.8
Reserves for post-closing adjustments and transaction costs	43.3	—
Other accrued expenses	73.0	69.4

	$138.9	$93.2

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Balance Sheets.

Warranty Reserves

(In millions)	2002	2001

Balance at beginning of year	$6.0	$6.7
Accruals	3.6	2.2
Payments	(3.2)	(2.7)
Warranty expirations	(.7)	(.8)
Reserves of acquired subsidiaries	—	.7
Foreign currency translation adjustments	.2	(.1)

Balance at end of year	$5.9	$6.0

     The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	2002	2001

Accrued pensions and other compensation	$39.2	$37.6
Minimum pension liability	117.7	—
Accrued postretirement health care benefits	33.3	35.0
Accrued and deferred income taxes	20.9	59.1
Other	33.0	32.9

	$244.1	$164.6

Notes to Consolidated Financial Statements

Long-Term Debt

       The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	2002	2001

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	118.1	103.5
Revolving credit facility	—	274.3
Capital lease obligations	17.5	6.1
Other	5.9	6.1

	256.5	505.0
Less current maturities	(1.1)	(3.9)

	$255.4	$501.1

     As of December 31, 2002, borrowings under the company’s revolving credit facility (see Lines of Credit) totaled $42.0 million and are included in borrowings under lines of credit in the Consolidated Balance Sheet. At December 31, 2001, long-term debt included $274.3 million of the total of $326.3 million borrowed under the facility. The long-term amount at December 31, 2001 was included in long-term debt on the basis that it would be outstanding for over one year were it not for the divestitures of Widia, Werkö and Valenite (see Discontinued Operations). In 2002, the company used approximately $270 million of the net cash proceeds from the divestitures of these businesses to repay bank debt which was primarily classified as long-term at December 31, 2001.

     The borrowings under the revolving credit facility that were included in long-term debt at December 31, 2001 were at variable interest rates that had a weighted-average of 5.3%.

     Except for the 8 3/8% Notes due 2004 and the 7 5/8% Eurobonds due 2005, the carrying amount of the company’s long-term debt approximates fair value. At year-end 2002, the fair value of the 8 3/8% Notes due 2004 was approximately $92.0 million and the fair value of the 7 5/8% Eurobonds due 2005 was approximately $80.3 million. These amounts are based on quoted prices as of December 31, 2002.

     The 7 5/8% Eurobonds due 2005 are a direct obligation of Milacron Capital Holdings B.V., a wholly-owned consolidated subsidiary, and have been guaranteed by the company.

     Certain of the above long-term debt obligations contain various restrictions and financial covenants. Amounts borrowed under the revolving credit facility are collateralized. Except for obligations under capital leases and certain non-U.S. bank borrowings, none of the company’s other indebtedness is secured.

     Total interest paid was $35.8 million in 2002, $40.5 million in 2001 and $33.1 million in 2000. Of these amounts, interest related to continuing operations was $25.1 million in 2002, $23.7 million in 2001 and $14.5 million in 2000.

     Maturities of long-term debt excluding capital leases for the five years after 2002 are shown in the following table.

Maturities of Long-Term Debt

(In millions)

2003	$.3
2004	116.1
2005	121.4
2006	.2
2007	—

     Assets related to capital lease obligations totaling $15.7 million at December 31, 2002 and $6.7 million at December 31, 2001 are included in property, plant and equipment-net in the Consolidated Balance Sheets. Amortization of leased assets is included in depreciation expense and interest on lease obligations is included in interest expense. Future minimum payments for capital leases during the next five years and in the aggregate thereafter are shown in the following table.

Capital Lease Payments

(In millions)

2003	$1.8
2004	2.4
2005	2.6
2006	2.5
2007	2.5
After 2007	11.0

Total capital lease payments	22.8
Less interest component (a)	(5.3)

Capital lease obligations	$17.5

(a)	Includes $1.0 million applicable to 2003.

     The company also leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancellable operating leases during

Notes to Consolidated Financial Statements

the next five years and in the aggregate thereafter are shown in the following table.

Rental Payments

(In millions)

2003	$16.6
2004	12.9
2005	10.4
2006	7.5
2007	5.1
After 2007	5.0

     Rent expense related to continuing operations was $17.5 million, $11.2 million and $12.9 million in 2002, 2001 and 2000, respectively.

Lines of Credit

       At December 31, 2002, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $143 million, including a $106 million committed revolving credit facility that expires on March 31, 2004. These credit facilities support the discounting of receivables, letters of credit and leases in addition to providing borrowings under varying terms. At December 31, 2002, $54 million was drawn against the revolving credit facility including outstanding letters of credit of $12 million. The revolving credit facility, which includes certain financial covenants, limits the payment of cash dividends and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions. The covenants include those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude restructuring costs and certain other items as specified in the agreement and (ii) limit the incurrence of new debt. The company was in compliance with these covenants at December 31, 2002. The company has pledged as collateral for borrowings under the facility the capital stock of its principal domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets.

     Effective December 30, 2002, the revolving credit facility was amended to, among other things, reduce the commitment amount from $110 million to $106 million in conjunction with a reorganization of the company’s round metalcutting tools business in anticipation of its expected sale.

     At December 31, 2002, the company had the ability to borrow an additional $31 million for general corporate purposes under the revolving credit facility. The company could also borrow approximately $12 million under existing lines of credit other than the facility. The facility also allows over $72 million of additional indebtedness from other sources.

     Effective February 11, 2003, the revolving credit facility was amended to, among other things, reduce the facility to $85 million reflecting a reduction in projected cash requirements for 2003. In addition to a reduction in the four-quarter cumulative trailing EBITDA covenant and suspension of the leverage test for all of 2003, the agreement requires further permanent reductions in the facility on June 30, 2003, September 30, 2003 and December 15, 2003 to $75 million, $65 million and $55 million, respectively. The maturity date of the facility was changed from December 31, 2004 to March 15, 2004.

     The weighted-average interest rate on borrowings under lines of credit outstanding was 5.2% as of December 31, 2002 and 5.4% as of December 31, 2001.

Shareholders’ Equity

       In February, 2000, the company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to four million common shares on the open market, of which 3,272,800 were repurchased during 2000. An additional 200,000 shares were repurchased in the first quarter of 2001 in connection with this authorization. Under the terms of the amended revolving credit facility (see Lines of Credit) the company agreed that no additional repurchases will be made. In total, the company purchased 3,349,938 treasury shares in 2000 at a cost of $48.7 million. An additional 43,516 shares were purchased on the open market for management incentive and employee benefit programs. A total of 78,000 treasury shares were reissued in 2000 in connection with restricted share grants.

     In 2001, the company repurchased a total of 260,000 treasury shares on the open market at a cost of $5.2 million. An additional 109,440 shares were repurchased in connection with stock option exercises, restricted stock grants and employee benefit programs. Stock option exercises also resulted in the issuance of 28,500 previously unissued shares. A total of 426,543 treasury shares were reissued in 2001 in connection with management incentive and employee benefit programs.

     In 2002, a total of 221,250 treasury shares were reissued in connection with grants of restricted shares and stock option exercises. An additional 147,473 shares were reissued for contributions to employee benefit plans and for the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 81,448 restricted shares that were added to the treasury share balance in lieu of their cancellation.

Notes to Consolidated Financial Statements

Shareholders’ Equity — Preferred and Common Shares

(In millions, except per-share
amounts)	2002	2001

4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0
Common shares, $1 par value, authorized 50,000,000 shares, issued and outstanding, 2002: 33,753,781 shares; 2001: 33,467,506 shares	33.8	33.5

     As presented in the previous table, common shares outstanding are net of treasury shares of 5,853,307 in 2002 and 6,140,582 in 2001.

     The company has authorized 10 million serial preference shares with $1 par value. None of these shares have been issued.

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

Comprehensive Income (Loss)

       Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive income (loss) are as follows:

Comprehensive Income (Loss)

(In millions)	2002	2001	2000

Net earnings (loss)	$(222.9)	$(35.7)	$72.3
Foreign currency translation adjustments	6.2	(1.3)	(14.3)
Reclassification of foreign currency translation adjustments to net gain on divestitures	10.6	—	—
Minimum pension liability adjustment(a)	(95.4)	—	—
Cumulative effect of change in method of accounting	—	(.3)	—
Change in fair value of foreign currency exchange contracts	(.2)	.3	—

Total comprehensive income (loss)	$(301.7)	$(37.0)	$58.0

(a)	Includes an income tax benefit of $51.8 million.

     The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	2002	2001

Foreign currency translation adjustments	$(34.6)	$(51.0)
Minimum pension liability adjustment	(95.4)	—
Fair value of foreign currency exchange contracts	.2	—

	$(129.8)	$(51.0)

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

     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, multiple plain-

Notes to Consolidated Financial Statements

tiffs allege personal injury involving metalworking fluids supplied and/or managed by the company, some of which seek substantial dollar amounts. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

     While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company’s consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Foreign Exchange Contracts

       At December 31, 2002, the company had outstanding forward contracts totaling $5.0 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies on the maturity dates at exchange rates agreed upon at inception. Substantially all of these contracts have been designated as cash flow hedges with any gains or losses resulting from changes in their fair value being recorded as a component of other comprehensive income or loss pending completion of the transaction being hedged.

Stock-Based Compensation

       The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

     Under the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a four or five year period, and expire not more than ten years subsequent to the award. Of the 4,617,950 stock options outstanding at year-end 2002, 362,000 are incentive stock options.

     Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.

Stock Option Activity

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at year-end 1999	3,750,279	$22.02
Granted	717,800	13.51
Exercised	(28,500)	9.50
Cancelled	(358,304)	20.71

Outstanding at year-end 2000	4,081,275	20.65
Granted	603,000	19.79
Exercised	(311,350)	13.26
Cancelled	(158,150)	20.91

Outstanding at year-end 2001	4,214,775	21.06
Granted	829,500	13.19
Exercised	(29,250)	13.97
Cancelled	(397,075)	17.15

Outstanding at year-end 2002	4,617,950	20.03

Exercisable Stock Options at Year-End

Stock
Options

2000	2,134,700
2001	2,261,538
2002	2,653,163

Shares Available for Future Grant at Year-End

Shares

2000	2,130,595
2001	1,658,721
2002	969,524

     The following tables summarize information about stock options outstanding at December 31, 2002.

Components of Outstanding Stock Options

		Average	Weighted-
Range of		Remaining	Average
Exercise	Number	Contract	Exercise
Prices	Outstanding	Life	Price

$13.00-19.56	1,507,050	5.5	$13.47
20.00-27.91	3,110,900	4.3	23.21

13.00-27.91	4,617,950	4.7	20.03

Notes to Consolidated Financial Statements

Components of Exercisable Stock Options

		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price

$13.00-19.56	319,013	$16.39
20.00-27.91	2,334,150	23.83

13.00-27.91	2,653,163	22.94

     As discussed more fully in the Stock-Based Compensation section of the note captioned “Summary of Significant Accounting Policies,” the company does not expense stock options. For purposes of determining the pro forma amounts presented in that section, the weighted-average per-share fair value of stock options granted during 2002, 2001 and 2000 was $5.35, $7.61 and $4.15, respectively. The fair values of the options were calculated as of the grant dates using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions

	2002	2001	2000

Dividend yield	.3-.7%	.8-1.2%	3.7%
Expected volatility	46-50%	39-50%	38-48%
Risk free interest rate at grant date	2.98-4.28%	4.74-5.15%	6.61-6.63%
Expected life in years	2-5	2-7	2-7

     Under the 1997 Plan, performance awards are granted in the form of restricted stock awards which vest based on the achievement of specified earnings objectives over a three-year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Expense for restricted shares, including performance awards, was $1.0 million in 2002. In 2001, reversals of prior years’ accruals for performance grants of $.3 million offset charges to expense totaling $.3 million for other restricted stock awards. The amount of compensation expense recognized in 2000 for restricted stock, including performance awards, was $.5 million. Restricted stock award activity is as follows:

Restricted Stock Activity

	2002	2001	2000

Restricted stock granted	192,000	90,500	86,000

Weighted-average market value on date of grant	$13.09	$19.21	$13.13

     Restricted shares awarded as performance awards subject to contingent vesting totaled 46,000 in 2002, 51,000 in 2001 and 68,000 in 2000. Outstanding restricted shares subject to contingent vesting totaled 141,795, 159,493 and 173,075 at year-end 2002, 2001 and 2000, respectively. The amount outstanding at year-end 2002 includes 52,519 shares that will be cancelled in February, 2003 because the basic earnings per common share objective for 2002 was not attained. In 2001 and 2000, restricted shares subject to contingent vesting of 52,806 and 42,345, respectively, were also cancelled.

     Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 82,448 in 2002, 73,133 in 2001 and 190,434 in 2000.

     Issuances of shares related to performance awards earned under a prior plan and to deferred directors’ fees totaled 1,003 in 2002, 18,525 in 2001 and 7,016 in 2000.

Organization

       Effective December 31, 2002, the company elected to revise the internal and external financial reporting of operating results to include four segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. The change was made to reflect recent changes in the company’s management and organizational structure and as a result of the 2002 divestitures of the company’s Valenite, Widia and Werkö metalcutting tools businesses and the planned divestitures of its round metalcutting tools and grinding wheels businesses (see Discontinued Operations). The company has operations in the United States, Canada and Mexico and other countries located principally in Western Europe.

     The company’s new segments conform to its internal management structure and are based on the nature of the products they produce and the principal markets they serve. The machinery technologies — North America segment produces injection molding machines and extrusion and blow molding systems for distribution primarily in North America at the company’s principal plastics machinery plant located near Cincinnati, Ohio. The segment also sells specialty and peripheral equipment for plastics processing as well as replacement parts for its machinery products. The

Notes to Consolidated Financial Statements

machinery technologies — Europe segment manufactures injection molding machines and blow molding systems for distribution in Europe and Asia at its principal manufacturing plants located in Germany and Italy. The mold technologies segment has its major operations in North America and Europe, produces mold bases and components for injection molding and distributes maintenance, repair and operating supplies for all types to plastics processors. The industrial fluids segment is also international in scope with major blending facilities in the U.S. and The Netherlands and manufactures and sells coolants, lubricants, corrosion inhibitors and cleaning fluids used in metalworking.

     The markets for all four segments tend to be cyclical in nature, especially in the two machinery segments where demand is heavily influenced by consumer confidence and spending levels, interest rates and general capital spending patterns, particularly in the automotive, packaging and construction industries. The markets for the mold technologies and industrial fluids are somewhat less cyclical and are influenced by industrial capacity utilization and consumer spending.

     Financial data for the past three years for the company’s business segments are shown in the following tables. The accounting policies followed by the segments are identical to those used in the preparation of the company’s consolidated financial statements. The effects of intersegment transactions have been eliminated. The company incurs costs and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been allocated to the company’s business segments by various methods, largely on the basis of usage. Management believes that all such allocations are reasonable.

Total Sales by Segment

(In millions)	2002	2001	2000

Plastics technologies
Machinery technologies—
North America	$313.6	$361.7	$550.0
Machinery technologies—
Europe	117.4	122.6	145.2
Mold technologies	174.7	184.6	190.3
Eliminations	(8.5)	(6.5)	(11.7)

Total plastics technologies	597.2	662.4	873.8
Industrial fluids	96.0	92.8	100.7

Total sales	$693.2	$755.2	$974.5

Customer Sales by Segment

(In millions)	2002	2001	2000

Plastics technologies
Machinery technologies—
North America	$312.5	$359.3	$547.2
Machinery technologies—
Europe	110.0	118.6	136.4
Mold technologies	174.7	184.5	190.2

Total plastics technologies	597.2	662.4	873.8
Industrial fluids	96.0	92.8	100.7

Total sales	$693.2	$755.2	$974.5

Notes to Consolidated Financial Statements

Operating Information by Segment

(In millions)	2002	2001	2000

Operating profit (loss)
Plastics technologies
Machinery technologies—
North America (a)	$8.0	$(13.5)	$67.2
Machinery technologies—
Europe	(8.1)	(9.1)	2.2
Mold technologies	5.3	12.1	27.2

Total plastics technologies	5.2	(10.5)	96.6
Industrial fluids	14.4	18.1	17.5
Restructuring costs (b)	(13.9)	(17.5)	(1.4)
Corporate expenses (c)	(15.4)	(14.7)	(18.8)
Other unallocated expenses (d)	(3.6)	(3.9)	(4.8)

Operating earnings (loss) (e)	(13.3)	(28.5)	89.1
Interest expense-net	(23.3)	(22.5)	(20.9)

Earnings (loss) before income taxes	$(36.6)	$(51.0)	$68.2

Segment assets (f)
Plastics technologies
Machinery technologies—
North America	$187.4	$220.5	$310.7
Machinery technologies—
Europe	97.4	257.9	267.2
Mold technologies	227.4	293.6	272.4
Other	1.0	1.9	.5

Total plastics technologies	513.2	773.9	850.8
Industrial fluids	48.0	46.1	54.9
Cash and cash equivalents	122.3	90.1	33.8
Receivables sold	(34.6)	(36.3)	(52.2)
Deferred income taxes	173.0	85.7	29.3
Assets of discontinued operations	16.0	455.7	473.7
Unallocated corporate and other (g)	77.8	97.1	74.6

Total assets	$915.7	$1,512.3	$1,464.9

Operating Information by Segment

(In millions)	2002	2001	2000

Capital expenditures
Plastics technologies
Machinery technologies—
North America	$2.6	$4.3	$8.3
Machinery technologies—
Europe	.3	5.7	8.7
Mold technologies	1.7	2.4	5.1

Total plastics technologies	4.6	12.4	22.1
Industrial fluids	1.5	.9	3.2
Unallocated corporate	.1	.2	1.2

Total capital expenditures	$6.2	$13.5	$26.5

Depreciation and amortization
Plastics technologies
Machinery technologies—
North America	$9.9	$14.0	$13.4
Machinery technologies—
Europe	3.5	4.8	5.4
Mold technologies	7.4	12.8	12.0

Total plastics technologies	20.8	31.6	30.8
Industrial fluids	1.5	2.6	3.9
Unallocated corporate	.7	.7	.7

Total depreciation and amortization (e)	$23.0	$34.9	$35.4

(a)	In 2002 and 2000, includes royalty income from the licensing of patented technology of $4.5 million and $8.3 million, respectively.

(b)	In 2002, $6.7 million relates to machinery technologies — North America, $(.4) million relates to machinery technologies — Europe, $6.4 million relates to mold technologies and $1.2 million relates to corporate expenses. In 2001, $6.8 million relates to machinery technologies — North America, $6.9 million relates to machinery technologies — Europe, $3.5 million relates

Notes to Consolidated Financial Statements

to mold technologies and $.3 million relates to industrial fluids. In 2000, $.5 million relates to machinery technologies — North America, $.5 million relates to machinery technologies — Europe, $.1 million relates to mold technologies and $.3 million relates to corporate expenses. In 2002 and 2001, $1.9 million and $3.1 million, respectively, relates to product line discontinuation and is therefore included in cost of products sold in the Consolidated Statements of Earnings for those years.

(c)	In 2001, includes a gain of $2.6 million on the sale of surplus real estate.

(d)	Includes financing costs related to the sale of accounts receivable.

(e)	In 2001, expense for goodwill amortization totaled $10.8 million, of which $3.9 million relates to machinery technologies — North America, $1.4 million relates to machinery technologies — Europe, $5.2 million relates to mold technologies and $.3 million relates to industrial fluids. In 2000, expense for goodwill amortization totaled $11.0 million, including $3.9 million for machinery technologies — North America, $1.4 million for machinery technologies — Europe, $5.4 million for mold technologies and $.3 million for industrial fluids.

(f)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(g)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

Geographic Information

(In millions)	2002	2001	2000

Sales (a)
United States	$444.4	$503.1	$736.9
Non-U.S. operations
Germany	84.3	100.0	84.4
Other Western Europe	105.8	101.3	110.4
Asia	31.7	25.4	21.0
Other	27.0	25.4	21.8

Total sales	$693.2	$755.2	$974.5

Noncurrent assets
United States	$230.3	$442.6	$451.1
Non-U.S. operations
Germany	64.7	65.0	44.3
Other Western Europe	27.2	68.2	69.4
Asia	6.0	5.9	6.2
Other	10.4	6.4	5.6

Total noncurrent assets	$338.6	$588.1	$576.6

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

     Sales of U.S. operations include export sales of $70.7 million in 2002, $81.8 million in 2001 and $97.3 million in 2000.

     Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $295.7 million, $306.7 million and $306.6 million in 2002, 2001 and 2000, respectively.

Report of Independent Auditors

Board of Directors Milacron Inc.

     We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Earnings, Comprehensive Income and Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed under the heading “Change in Method of Accounting” in the notes to the consolidated financial statements, in 2002 the company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP Cincinnati, Ohio
February 10, 2003

Supplementary Financial Information

Operating Results by Quarter (Unaudited)

(In millions, except per-share amounts)	2002

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$158.5	$169.9	$173.3	$191.5
Manufacturing margins	25.3	31.4	31.6	31.4
Percent of sales	16.0%	18.5%	18.2%	16.4%
Earnings (loss) from continuing operations(a)	(7.0)	(7.9)	(4.5)	1.0
Per common share — basic and diluted	(.21)	(.24)	(.14)	.03
Discontinued operations(b)	(6.1)	(23.2)	19.0	(6.5)
Per common share — basic and diluted	(.18)	(.69)	.57	(.20)
Cumulative effect of change in method of accounting	(187.7)	—	—	—
Per common share — basic and diluted	(5.62)	—	—	—
Net earnings (loss)	(200.8)	(31.1)	14.5	(5.5)
Per common share — basic and diluted	(6.01)	(.93)	.43	(.17)

	2001

Sales	$201.2	$191.7	$175.5	$186.8
Manufacturing margins	44.0	34.2	23.9	26.3
Percent of sales	21.9%	17.8%	13.6%	14.1%
Earnings (loss) from continuing operations(c)	1.9	.6	(10.5)	(20.7)
Per common share — basic and diluted	.05	.01	(.31)	(.62)
Discontinued operations	1.6	.5	(7.9)	(1.2)
Per common share — basic and diluted	.05	.02	(.24)	(.04)
Net earnings (loss)	3.5	1.1	(18.4)	(21.9)
Per common share — basic and diluted	.10	.03	(.55)	(.66)

(a)	Includes restructuring costs of $5.0 million ($3.1 million after tax) in quarter 1, $2.9 million ($2.0 million after tax) in quarter 2, $1.9 million ($1.1 million after tax) in quarter 3 and $4.1 million ($2.6 million after tax) in quarter 4.

(b)	In quarter 2, includes a loss of $15.3 million related to the sale of the company’s Widia and Werkö metalcutting tools businesses. In quarter 3, includes a gain of $29.4 million on the sale of the company’s Valenite metalcutting tools business. In quarter 4, includes a loss of $9.9 million on the expected divestitures of the company’s grinding wheels and round metalcutting tools businesses and a benefit of $4.2 million related to adjustments of previously recognized gains and losses on divestitures.

(c)	Includes restructuring costs of $5.9 million ($3.2 million after tax) in quarter 3 and $11.6 million ($7.8 million after tax) in quarter 4.

MILACRON INC. — 48 — FORM 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Election of Directors” section of the company’s proxy statement dated March 25, 2003 and (ii) included in Part I “Executive Officers of the Registrant”, on page 7 of this Form 10-K.

The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement dated March 25, 2003.

Item 11.      Executive Compensation

     The following sections of the company’s proxy statement dated March 25, 2003 are incorporated herein by reference:

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

The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” sections of the company’s proxy statement dated March 25, 2003 are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans[c]
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected in
Plan Category	and rights[a]	warrants and rights[b]	column[a])

Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	4,617,950	$20.03	969,524

Total	4,617,950	$20.03	969,524

Item 13.	Certain Relationships and Related Transactions

The “Certain Relationships and Related Transactions” section of the company’s proxy statement dated March 25, 2003 are incorporated herein by reference.

Item 14.      Controls and Procedures

As of a date (the “Evaluation Date”) within 90 days prior to the date of this report, the company conducted an evaluation (under the supervision and with the participation of the company’s management, including the chief executive officer and chief financial officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since December 31, 2002 (the “Evaluation Date”), there have not been any significant changes in internal controls or in other factors that could significantly affect the internal controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15 (a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2002, 2001 and 2000 is filed herewith pursuant to Item 15(d):

Schedule II — Valuation and Qualifying Accounts and Reserves	54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 15 (a) (3) — List of Exhibits

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.

3.	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

3.2	By-Laws, as amended

—	Incorporated herein by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733).

4.	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	8 3/8% Notes due 2004

—	Incorporated herein by reference to the company’s Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).

4.2	7 5/8% Guaranteed Bonds due 2005

—	Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc., Duetsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000.

—	Filed herewith

—	Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000.

—	Filed herewith

4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

9.	Voting Trust Agreement — not applicable

10.	Material Contracts:

10.1	Milacron 1991 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 22, 1991.

10.2	Milacron 1994 Long-Term Incentive Plan

—	Incorporated herein by reference to the company’s Proxy Statement dated March 24, 1994.

10.3	Milacron 1997 Long-Term Incentive Plan, as amended

—	Incorporated herein by reference to the company’s Form 10-Q for the quarter ended March 31, 2001.

10.4	Milacron 2002 Short-Term Management Incentive Plan

—	Incorporated herein by reference to the company’s Form 10-Q for the quarter ended March 31, 2002.

10.5	Milacron Supplemental Pension Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.6	Milacron Supplemental Retirement Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.7	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.9	Milacron Supplemental Executive Retirement Plan, as amended

—	Filed herewith

10.10	Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as Agent.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998.

10.11	Milacron Compensation Deferral Plan, as amended

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent

—	Incorporated herein by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485).

10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated October 2, 1998.

10.14	Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998.

—	Incorporated herein by reference to the company’s Form 8-K dated September 30, 1998.

10.15	Amendment Number One dated as of March 31, 1999 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as Agent.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.16	Milacron Supplemental Executive Pension Plan.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.17	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.18	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company.

—	Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999.

10.19	Amendment Number Two dated as of January 31, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Grundstucksverwaltung GmbH, Milacron Kunststoffmaschinen Europe GmbH, the lenders listed therein and Bankers Trust Company, as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2000.

10.20	Amendment Number Three dated as of July 13, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2000.

10.21	Amendment Number Four dated as of August 8, 2001 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent.

—	Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2001.

10.22	Amendment Number Five dated as of September 30, 2001 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent.

—	Incorporated by reference to the company’s Form 8-K dated October 15, 2001.

10.23	Amendment Number Six dated as of March 14, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent.

—	Incorporated by reference to the company’s Form 8-K dated March 14, 2002.

10.24	Stock Purchase Agreement dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc.

—	Incorporated by reference to the company’s Form 8-K dated May 3, 2002.

10.25	Amendment dated June 17, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent.

—	Incorporated by reference to the company’s Form 8-K dated June 17, 2002.

10.26	Letter Agreement dated May 3, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent entered into in connection with entering into a definitive agreement or the sale of the Widia business.

—	Incorporated by reference to the company’s Form 8-K dated May 3, 2002.

10.27	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent amending the letter agreement entered into in connection with entering into a definitive agreement or the sale of the Widia business.

—	Incorporated by reference to the company’s Form 8-K dated May 3, 2002.

10.28	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent entered into in connection with entering into a definitive agreement or the sale of the Valenite business.

—	Incorporated by reference to the company’s Form 8-K dated May 3, 2002.

10.29	Stock Purchase Agreement dated as of June 17, 2002 among Milacron Inc., and Sandvik AB.

—	Incorporated by reference to the company’s Form 8-K dated June 17, 2002.

10.30	Waiver and Agreement dated as of December 30, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company, as Agent and PNC Bank as Documentation Agent.

—	Filed herewith

10.31	Amendment Number Seven dated as of November 6, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company, as Agent and PNC Bank as Documentation Agent.

—	Incorporated by reference to the company’s Form 8-K dated November 6, 2002.

11.	Statement Regarding Computation of Per-Share Earnings

12.	Statement Regarding Computation of Ratios — not applicable

13.	Annual report to security holders, Form 10-Q or quarterly report to security holders — not applicable

16.	Letter regarding Change in Certifying Accountant — not applicable

18.	Letter regarding Change in Accounting Principles — not applicable

21.	Subsidiaries of the Registrant

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — none

23.	Consent of Experts and Counsel

24.	Power of Attorney — not applicable

99.	Additional Exhibits

     99.1    Section 906 Certification

Item 15 (b) — Reports on Form 8-K

—	A current report on Form 8-K, Items 7 and 9 dated October 14, 2002 was filed concerning the press release issued by the company which affirmed guidance relating to third quarter earnings.

—	A current report on Form 8-K, Items 5 and 7 dated November 6, 2002 was filed concerning Amendment Number Seven to the company’s Amended and Restated Revolving Credit Agreement.

—	A current report on Form 8-K, Items 5, 7 and 9 dated November 7, 2002 was filed concerning the press release issued by the company disclosing third quarter earnings.

Item 15 (c) & (d) — Index to Certain Exhibits and Financial Statement Schedules

      The responses to these portions of Item 15 are submitted as a separate section of this report.

Milacron Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts and Reserves
Years ended 2002, 2001 and 2000
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Cost and	Other		Deductions		at End
Description	of Period	Expenses	— Describe		— Describe		of Period

Year ended 2002
Allowance for doubtful accounts	$10,017	$ 3,939	$ 616	(a)	$ (2,218	)(b)	$12,354

Restructuring and consolidation reserves	$12,365	$ 3,629	$ 519	(a)	$(10,622	)(b)	$ 5,362
					(529	)(d)

Allowance for inventory obsolescence	$19,031	$ 6,916	$1,869	(a)	$ (3,647	)(b)	$24,169

Year ended 2001
Allowance for doubtful accounts	$ 9,354	$ 3,437	$ 324	(c)	$ (38	)(a)	$10,017
					(3,060	)(a)

Restructuring and consolidation reserves	$ 2,060	$12,435	$1,133	(c)	$ (3,252	)(b)	$12,365
			98	(a)	(109	)(d)

Allowance for inventory obsolescence	$17,700	$10,347			$ (9,016	)(b)	$19,031

Year ended 2000
Allowance for doubtful accounts	$ 7,347	$ 3,906			$ (226	)(a)	$ 9,354
					(1,673	)(b)

Restructuring and consolidation reserves	$ 8,802				$ (525	)(a)	$ 2,060
					(5,983	)(b)
					(234	)(d)

Allowance for inventory obsolescence	$19,953	$ 2,454			$ (1,205	)(a)	$17,700
					(3,502	)(b)

(a)	Represents foreign currency translation adjustments during the year.

(b)	Represents amounts charged against the reserves during the year.

(c)	Consists of reserves of subsidiaries purchased during the year.

(d)	Represents reversals of excess reserves.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Ronald D. Brown

Ronald D. Brown; Chairman
and Chief Executive
Officer, Director
(Chief Executive Officer)

By:	/s/ Harold J. Faig

Harold J. Faig; President
and Chief Operating Officer
(Chief Operating Officer)

By:	/s/ Robert P. Lienesch

Robert P. Lienesch; Vice President —
Finance and Chief Financial Officer
(Chief Financial Officer)

By:	/s/ Ross A. Anderson

Ross A. Anderson
(Chief Accounting Officer)

Date: March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Harry A. Hammerly Harry A. Hammerly; March 20, 2003 (Director)	/s/ Darryl F. Allen Darryl F. Allen; March 20, 2003 (Director)
/s/ David L. Burner David L. Burner; March 20, 2003 (Director)	/s/ Barbara Hackman Franklin Barbara Hackman Franklin; March 20, 2003 (Director)
/s/ Joseph A. Steger Joseph A. Steger; March 20, 2003 (Director)

Certifications

I, Ronald D. Brown, certify that:

     1.    I have reviewed this annual report on Form 10-K of Milacron Inc.;

     2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RONALD D. BROWN

Ronald D. Brown
Chairman and
Chief Executive Officer

Date: March 20, 2003

I, Robert P. Lienesch, certify that:

     1.    I have reviewed this annual report on Form 10-K of Milacron Inc.;

     2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT P. LIENESCH

Robert P. Lienesch
Vice President — Finance
and Chief Financial Officer

Date: March 20, 2003

Item 15(c) and (d) — Index to Certain Exhibits and Financial Statement Schedules

Exhibit 4.2a	Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc., Deutsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000.	Bound Separately
Exhibit 4.2b	Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000.	Bound Separately
Exhibit 10.9	Milacron Supplemental Executive Retirement Plan, as amended	Bound Separately
Exhibit 10.30	Waiver and Agreement dated as of December 30, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company, as Agent and PNC Bank as Documentation Agent	Bound Separately
Exhibit 11	Computation of Per-Share Earnings	Bound Separately
Exhibit 21	Subsidiaries of the Registrant	Bound Separately
Exhibit 23	Consent of Experts and Counsel	Bound Separately
Exhibit 99	Additional Exhibits:
	99.1 Section 906 Certification	59