Form 10-Q
period 2003-03-30
MILACRON INC
filed 2003-05-13
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended March 31, 2003.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from __________________  to  ________________

Commission file number 1-8485

MILACRON INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 31-1062125

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2090 Florence Avenue, Cincinnati, Ohio 45206	45206

(Address of principal executive offices)	(Zip Code)

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes [X]	No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 5, 2003: 33,826,383

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended March 31,

(In millions, except share and per-share amounts)	2003	2002

Sales	$190.2	$158.5
Cost of products sold	158.4	133.2

Manufacturing margins	31.8	25.3
Other costs and expenses
Selling and administrative	30.2	28.8
Restructuring costs	6.0	5.0
Other expense (income) - net	.7	(3.5)

Total other costs and expenses	36.9	30.3

Operating loss	(5.1)	(5.0)
Interest
Income	.8	.4
Expense	(6.0)	(6.0)

Interest-net	(5.2)	(5.6)

Loss from continuing operations before income taxes and cumulative effect of change in method of accounting	(10.3)	(10.6)
Benefit for income taxes	(2.7)	(3.6)

Loss from continuing operations before cumulative effect of change in method of accounting	(7.6)	(7.0)
Discontinued operations net of income taxes	(.7)	(6.1)
Cumulative effect of change in method of accounting	—	(187.7)

Net loss	$(8.3)	$(200.8)

Loss per common share -
basic and diluted
Continuing operations	$(.23)	$(.21)
Discontinued operations	(.02)	(.18)
Cumulative effect of change in method of accounting	—	(5.62)

Net loss	$(.25)	$(6.01)

Dividends per common share	$.01	$.01

Weighted-average common shares outstanding assuming dilution (in thousands)	33,567	33,400

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Mar. 31, 2003	Dec. 31, 2002

Assets
Current assets
Cash and cash equivalents	$82.3	$122.3
Notes and accounts receivable, less allowance of $12.9 in 2003 and $12.4 in 2002	91.0	89.3
Inventories
Raw materials	26.8	30.5
Work-in-process and finished parts	96.0	85.7
Finished products	29.9	31.4

Total inventories	152.7	147.6
Other current assets	61.0	69.6

Current assets of continuing operations	387.0	428.8
Assets of discontinued operations	18.2	16.0

Total current assets	405.2	444.8

Property, plant and equipment - net	147.2	149.8
Goodwill	144.9	143.3
Other noncurrent assets	181.7	177.8

Total assets	$879.0	$915.7

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$43.1	$45.0
Long-term debt and capital lease obligations due within one year	116.3	1.1
Trade accounts payable	70.4	68.8
Advance billings and deposits	14.9	17.5
Accrued and other current liabilities	112.2	138.9

Current liabilities of continuing operations	356.9	271.3
Liabilities of discontinued operations	10.1	10.9

Total current liabilities	367.0	282.2
Long-term accrued liabilities	237.9	244.1
Long-term debt	144.9	255.4

Total liabilities	749.8	781.7
Commitments and contingencies	—	—
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.8 in 2003 and 2002)	33.8	33.8
Capital in excess of par value	283.8	283.5
Accumulated deficit	(68.2)	(59.5)
Accumulated other comprehensive loss	(126.2)	(129.8)

Total shareholders' equity	129.2	134.0

Total liabilities and shareholders' equity	$879.0	$915.7

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended March 31,

(In millions)	2003	2002

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net loss	$(8.3)	$(200.8)
Operating activities providing (using) cash
Loss from discontinued operations	.7	6.1
Cumulative effect of change in method of accounting	—	187.7
Depreciation and amortization	5.7	5.7
Restructuring costs	6.0	5.0
Deferred income taxes	(2.3)	(1.5)
Working capital changes
Notes and accounts receivable	1.4	8.0
Inventories	(2.8)	12.6
Other current assets	8.6	1.8
Trade accounts payable	.6	(1.5)
Other current liabilities	(10.4)	(5.8)
Decrease in other noncurrent assets	.1	.9
Decrease in long-term accrued liabilities	(4.8)	(1.1)
Other-net	.5	.8

Net cash provided (used) by operating activities	(5.0)	17.9
Investing activities cash flows
Capital expenditures	(1.3)	(1.4)
Net disposals of property, plant and equipment	.3	3.8
Divestitures	(24.4)	—
Acquisitions	(6.5)	(1.9)

Net cash provided (used) by investing activities	(31.9)	.5
Financing activities cash flows
Dividends paid	(.4)	(.4)
Repayments of long-term debt	(.5)	(.3)
Decrease in borrowings under lines of credit	(2.0)	(10.7)
Issuance of common shares	—	.4

Net cash used by financing activities	(2.9)	(11.0)
Effect of exchange rate fluctuations on cash and cash equivalents	3.5	(.6)
Cash flows related to discontinued operations	(3.7)	2.4

Increase (decrease) in cash and cash equivalents	(40.0)	9.2
Cash and cash equivalents at beginning of period	122.3	90.1

Cash and cash equivalents at end of period	$82.3	$99.3

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

      The Consolidated Condensed Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation
      The company accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. Because all stock options outstanding under the company's 1997 Long-Term Incentive Plan and predecessor plans have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The following table illustrates on a pro forma basis the effect on net earnings (loss) and earnings (loss) per common share if the stock options granted from 1995 through 2003 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Pro Forma Loss

	Three Months Ended March 31,

(In millions, except per-share amounts)	2003	2002

Net loss as reported	$(8.3)	$(200.8)
Effect on reported loss of accounting for stock options at fair value	(.3)	(.7)

Pro forma net loss	$(8.6)	$(201.5)

Loss per common share -
basic and diluted
As reported	$(.25)	$(6.01)

Pro forma	$(.26)	$(6.03)

Change in Method of Accounting
      Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As required by this standard, during 2002 the company completed the transitional reviews of recorded goodwill balances as of January 1, 2002. These transitional reviews resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 million after tax or $5.62 per share) that was recorded as the cumulative effect of a change in method of accounting as of January 1, 2002. Approximately 75% of the pretax charge related to the company's Uniloy and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation.

Discontinued Operations
      In the third quarter of 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold two businesses that had been included in its former metalworking technologies segment and initiated efforts to seek strategic alternatives for two other businesses of the segment.

      On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools business to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the sale transaction. After deducting post-closing adjustments of approximately $20 million that were paid in the first quarter of 2003, transaction costs and expenses and the cost to increase the company's ownership interest in Widia India, the ultimate net cash proceeds from the sale were approximately $135 million, most of which was used to repay bank borrowings. The sale resulted in an after-tax loss of $14.9 million. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign ranslation adjustments that had been recorded in accumulated other comprehensive loss since the acquisition of Widia in 1995.

      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments of approximately $4 million that were paid in the first quarter of 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale were approximately $145 million, a majority of which was used to repay bank borrowings. The company recorded an after-tax gain on the sale of $31.3 million.

      During the third quarter of 2002, the company retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter, initiated plans for their sale. Both businesses are being actively marketed and the sales are expected to be completed later in 2003. Completion of the sales is currently expected to result in after-tax losses totaling approximately $9.9 million which were recorded as charges to earnings in the fourth quarter of 2002.

      All of the businesses discussed above are reported as discontinued operations and the consolidated condensed financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Loss From Discontinued Operations

	Three Months Ended March 31,

(In millions)	2003	2002

Sales	$16.6	$116.8

Operating loss	(.7)	(6.2)
Allocated interest expense	(.4)	(3.8)

Loss before income taxes and minority shareholders' interests	(1.1)	(10.0)
Benefit for income taxes	(.4)	(3.7)

Loss before minority shareholders' interests	(.7)	(6.3)
Minority shareholders' interests	—	(.2)

Loss from discontinued operations	$(.7)	$(6.1)

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

      The major classes of assets and liabilities of the discontinued grinding wheels and round metalcutting tools businesses in the Consolidated Condensed Balance Sheets as of March 31, 2003 and December 31, 2002 are as follows:

Assets and Liabilities of Discontinued Operations

	Mar. 31	,	Dec. 31	,
(In millions)	2003		2002

Cash and cash equivalents	$.1		$—
Notes and accounts receivable	1.8		1.4
Inventories	9.5		7.9
Other current assets	.8		.1
Property, plant and equipment-net	6.0		6.6

Total assets	18.2		16.0

Current portion of long-term debt	.4		.4
Trade accounts payable	4.5		4.4
Other current liabilities	.6		1.4
Long-term debt	2.6		2.7
Long-term accrued liabilities	2.0		2.0

Total liabilities	10.1		10.9

Net assets	$8.1		$5.1

Restructuring Costs
      In 2001, the company's management formally approved plans to consolidate certain manufacturing operations and reduce the company's cost structure. Implementation of these plans resulted in pretax charges to earnings from continuing operations of $17.8 million, of which $3.6 million was charged to expense in the first quarter of 2002. As they relate to continuing operations, the 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of approximately 450 manufacturing and administrative positions. The cash cost of implementing the plans was $11.2 million. Of the total cash cost, $7.2 million was spent in the first quarter of 2002.

      During 2001, the company's management also approved a plan to integrate the operations of EOC and Reform, two businesses that we acquired earlier in that year, with the company's existing European mold base and components business. The total cost of the integration was $9.7 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in 2001, $1.4 million in the first quarter of 2002 and $.5 million in the first quarter of 2003. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cash c ost of the integration plan was $9.2 million, of which $3.5 million was spent in the first quarter of 2002.

      In November, 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also move to a smaller location near the existing facility. In another initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant has been phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of $8 to $9 million. Of the total cost of the actions, $4.3 million was charged to expense in 2002. An additional $3.3 million was expensed in the first quarter of 2003. The net cash cost of these init iatives is currently expected to be approximately $4 million, substantially all of which will be spent in 2003, including $2.4 million in the first quarter. The pretax annualized cost savings are expected to exceed $4 million, most of which will be realized in 2003.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of up to $6 million, of which $2.2 million was charged to expense in the first quarter. The restructuring involves the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy and the elimination of approximately 40 positions. The cash cost of the restructuring - all of which will be spent in 2003 - is expected to be approximately $2 million. Of this amount, $.2 million was spent in the first quarter. The annualized pretax savings are expected to be approximately $3 million, which began to be realized in the first quarter of 2003.

      Early in the second quarter of 2003, the company initiated a plan to close its special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production will be outsourced. The closure is expected to result in restructuring costs of approximately $2.5 million and the elimination of approximately 65 positions. The annual cost savings are expected to be in excess of $1 million.

      For all of 2003, restructuring costs related to the actions discussed above, including $4 to $5 million to complete the actions initiated in 2002, are expected to total between $12 and $14 million. Additional restructuring actions at other locations may be announced later in the year.

      The following table presents the components of the line captioned "Restructuring costs" in the Consolidated Condensed Statements of Earnings for the first quarters of 2003 and 2002.

Restructuring Costs

	Three Months Ended March 31,

(In millions)	2003	2002

Accruals for termination
benefits and facility exit costs	$2.2	$.6
Supplemental retirement
benefits	—	2.1
Costs charged to expense as incurred	3.3	.9

	5.5	3.6
Costs related to the
EOC and Reform integration	.5	1.4

Total restructuring costs	$6.0	$5.0

      The status of the reserves for the initiatives discussed above, as well as certain other reserves that were established in 1999 in connection with the consolidation of the company's European blow molding machinery operations, is summarized in the following tables. The amounts included therein relate solely to continuing operations. To the extent that any reserves that were established in the allocation of acquisition cost remain after the completion of the EOC and Reform integration, those amounts will be applied as reductions of goodwill arising from the respective acquisitions.

Restructuring Reserves

	Three Months Ended March 31, 2003

(In millions)	Beginning Balance	Additions	Usage and other	Ending Balance

EOC and Reform integration
Termination benefits	$1.7	$—	$(.2)	$1.5
Restructuring costs
Termination benefits	3.1	2.2	(2.1)	3.2
Facility exit costs	.6	—	(.3)	.3

	3.7	2.2	(2.4)	3.5

Total reserves related to
continuing operations	$5.4	$2.2	$(2.6)	$5.0

Restructuring Reserves

	Three Months Ended March 31, 2002

(In millions)	Beginning Balance	Additions	Usage and other	Ending Balance

Blow molding consolidation and EOC and Reform integration
Termination benefits	$4.2	$—	$(1.1)	$3.1
Facility exit costs	.2	—	—	.2

	4.4	—	(1.1)	3.3
Restructuring costs
Termination benefits	7.1	.3	(3.6)	3.8
Facility exit costs	.8	.3	(.4)	.7

	7.9	.6	(4.0)	4.5

Total reserves related to continuing operations	$12.3	$.6	$(5.1)	$7.8

Acquisitions
      In the first quarter of 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/S was previously accounted for on the equity method but is now fully consolidated. The company has annual sales of approximately $4 million.

      In the first quarter of 2003, the company purchased the remaining 51% of the shares of Klochner Ferromatik AG, a Ferromatik sales office in Switzerland with annual sales of approximately $6 million. In addition, the company acquired the remaining 25% of 450500 Ontario Limited, a consolidated subsidiary that manufactures components for molds used in injection molding.

      Unaudited pro forma sales and earnings information for 2003 and 2002 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Earnings for those years.

Income Taxes
      At December 31, 2002, the company had U.S. and non-U.S. net operating losses of approximately $12 million and $152 million, respectively. The U.S. loss carryforward expires in 2022 while substantially all of the non-U.S. carryforwards have no expiration dates. The deferred tax asset of $52 million related to the non-U.S. loss carryforwards was partially reserved through valuation allowances of approximately $36 million.

      The company reviews valuation allowances periodically based on the relative amount of positive and negative evidence available at the time. The principal focus of this review is to determine the expected utilization of net operating loss carryforwards in the current year and in future years. Valuation allowances are then adjusted accordingly. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's effective tax rate.

      The company's income tax benefit related to its first quarter losses from continuing operations, including the effects of restructuring costs, was 26.5% in 2003 and 34% in 2002. These rates are less than the U.S. federal statutory rate adjusted for state and local income taxes due to expense from increases in valuation allowances (as discussed above).

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

      As of March 31, 2003, the company could receive up to $45 million, of which $40 million was utilized, at a cost of funds linked to commercial paper rates. The amount available to the company will be reduced by $2.5 million effective with each of the sales of the company's grinding wheels and round metalcutting tools businesses for a total reduction of $5.0 million. The receivables purchase agreement expires in August, 2004. The related liquidity facility backed by the financial institution and three other commercial banks requires periodic renewals at their option. The liquidity facility currently expires on December 31, 2003. The third party financial institution and certain other participants in the liquidity facility have advised the company that they do not intend to extend the liquidity facility beyond December 31, 2003. However, alternative lenders have expressed an interest in executing other forms of receivable financing arrangements under certain c onditions.

      At March 31, 2003, December 31, 2002, March 31, 2002 and December 31, 2001, the undivided interest in the company's gross accounts receivable from continuing operations that had been sold to the third-party purchaser aggregated $33.9 million, $34.6 million, $31.2 million and $36.3 million, respectively. The amounts sold are reported as reductions of accounts receivable in the Consolidated Condensed Balance Sheets as of the respective dates. Increases and decreases in the amounts sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other expense-net in the Consolidated Condensed Statements of Earnings. Costs related to the sales in the first quarters of 2003 and 2002 were $.4 million and $.3 million, respectively.

      Certain of the company's non-U.S. subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At March 31, 2003 and December 31, 2002, the gross amounts of accounts receivable that had been sold under these arrangements totaled $6.4 million and $5.0 million, respectively.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes receivable from its customers to third party lenders. At March 31, 2003 and December 31, 2002, the company's maximum exposure under these arrangements totaled $10.3 million and $12.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.

Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $144.9 million and $143.3 million at March 31, 2003 and December 31, 2002, respectively. The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

(In millions)	Mar. 31, 2003	Dec. 31, 2002

Accrued salaries, wages and other compensation	$20.1	$22.6
Reserves for post-closing adjustments and transaction costs	17.8	43.3
Accrued and deferred income taxes	8.8	6.7
Other accrued expenses	65.5	66.3

	$112.2	$138.9

      The following table summarizes changes in the company's warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves

	Three Months Ended March 31,

(In millions)	2003	2002

Balance at beginning of period	$5.9	$6.0
Accruals	1.1	.7
Payments	(.1)	(.6)
Warranty expirations	(1.2)	(.5)
Foreign currency translation adjustments	.1	(.1)

Balance at end of period	$5.8	$5.5

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	Mar. 31, 2003	Dec. 31, 2002

Accrued pensions and other compensation	$39.6	$39.2
Minimum pension liability	117.9	117.7
Accrued postretirement health care benefits	33.0	33.3
Accrued and deferred income taxes	21.0	20.9
Other	26.4	33.0

	$237.9	$244.1

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Mar. 31, 2003	Dec. 31, 2002

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	122.9	118.1
Capital lease obligations	17.3	17.5
Other	6.0	5.9

	261.2	256.5

Less current maturities	(116.3)	(1.1)

	$144.9	$255.4

Lines of Credit
      At March 31, 2003, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $123 million, including an $85 million committed revolving credit facility that expires on March 15, 2004. These credit facilities support the discounting of receivables, letters of credit and leases in addition to providing borrowings under varying terms. At March 31, 2003, $53 million was drawn against the revolving credit facility including outstanding letters of credit of $11 million. The revolving credit facility, which includes certain financial covenants, limits the payment of cash dividends and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions. The covenants include those which (i) require the company to achieve specified minimum levels of quarterly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude restructuring costs and certain other items as specified in the agreement and (ii) limit the incurrence of new debt. The company was in compliance with these covenants at March 31, 2003. The company has pledged as collateral for borrowings under the facility the capital stock of its principal domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets.

      The revolving credit facility agreement requires reductions in the facility from $85 million at March 31, 2003 to $75 million at June 30, 2003, $65 million at September 30, 2003 and $55 million at December 15, 2003.

      At March 31, 2003, the company had the ability to borrow an additional $32 million for general corporate purposes under the revolving credit facility. The company could also borrow approximately $20 million under existing lines of credit other than the facility. The facility also allows over $72 million of additional indebtedness from other sources.

Shareholders' Equity
      In the first quarter of 2003, a total of 88,926 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit plans. This increase was partially offset by the cancellation of 66,543 restricted shares that were added to the treasury share balance in lieu of their cancellation.

      In the first quarter of 2002, a total of 225,100 treasury shares were reissued in connection with grants of restricted shares, stock option exercises and contributions to employee benefit programs. An additional 62,500 shares were reissued in connection with the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 55,639 restricted shares that had been granted in prior years.

      On April 21, 2003, the company's executive officers waived all right and all interest to their options to purchase 465,900 common shares of the company (see Subsequent Events).

Comprehensive Income (Loss)
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss

	Three Months Ended March 31,

(In millions)	2003	2002

Net loss	$(8.3)	$(200.8)
Foreign currency translation adjustments	3.7	(2.7)
Change in fair value of foreign currency exchange contracts	(.1)	—

Total comprehensive loss	$(4.7)	$(203.5)

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	Mar. 31, 2003	Dec. 31, 2002

Foreign currency translation adjustments	$(30.9)	$(34.6)
Minimum pension liability adjustment	(95.4)	(95.4)
Fair value of foreign currency exchange contracts	.1	.2

	$(126.2)	$(129.8)

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

      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving metalworking fluids supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

      While, in the opinion of management, the liability resulting from these matters will not have significant effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Organization
      The company has four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the "Organization" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the first quarters of 2003 and 2002 are presented in the following tables.

Total Sales by Segment

	Three Months Ended March 31,

(In millions)	2003	2002

Plastics technologies
Machinery technologies — North America	$88.3	$68.4
Machinery technologies — Europe	35.0	23.8
Mold technologies	44.6	45.9
Eliminations	(3.0)	(2.1)

Total plastics technologies	164.9	136.0
Industrial fluids	25.3	22.5

Total sales	$190.2	$158.5

Customer Sales by Segment

	Three Months Ended March 31,

(In millions)	2003	2002

Plastics technologies
Machinery technologies — North America	$87.8	$68.0
Machinery technologies — Europe	32.5	22.2
Mold technologies	44.6	45.8

Total plastics technologies	164.9	136.0
Industrial fluids	25.3	22.5

Total sales	$190.2	$158.5

      Consistent with the company's internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Operating Information by Segment

	Three Months Ended March 31,

(In millions)	2003	2002

Operating profit (loss)
Plastics technologies
Machinery technologies — North America (a)	$2.1	$1.4
Machinery technologies — Europe	(.7)	(3.0)
Mold technologies	.3	2.5

Total plastics technologies	1.7	.9
Industrial fluids	3.5	3.8
Restructuring costs (b)	(6.0)	(5.0)
Corporate expenses	(3.5)	(3.9)
Other unallocated expenses (c)	(.8)	(.8)

Operating loss	(5.1)	(5.0)
Interest expense-net	(5.2)	(5.6)

Loss before income taxes	$(10.3)	$(10.6)

(a)	In 2002, includes royalty income of $4.5 million from the licensing of patented technology.
(b)	In 2003, $2.8 million relates to machinery technologies - North America, $2.2 million relates to machinery technology - Europe and $1.0 million relates to mold technologies. In 2002, $2.8 million relates to machinery technologies - North America and $2.2 million relates to mold technologies.
(c)	Includes financing costs related to the sale of accounts receivable.

Earnings Per Common Share
      Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. In both 2003 and 2002, weighted-average shares assuming dilution excludes the effects of potentially dilutive stock options and restricted shares because their inclusion would result in a smaller loss per common share.

Subsequent Events
      On April 21, 2003, the company's executive officers waived all right and all interest to their options to purchase 465,900 common shares of the company. In all cases, the option prices were in excess of the current market price of the company's common shares as of the date of the waivers. These waivers were made without any promise of future options being offered to these officers. The purpose of the waivers was to allow the company to make future grants to participants under the company's long-term incentive plans without increasing shareholder dilution by making the shares related to the waivers available for such future grants.

      On April 24, 2003, the company filed a definitive proxy statement with the Securities and Exchange Commission with an updated agenda for the annual meeting of shareholders reflecting the board of directors' decision to seek shareholder approval to amend and restate the company's restated certificate of incorporation to eliminate the right of holders of common shares to ten votes per share upon satisfaction of certain ownership tenure requirements. Currently, holders of common shares are entitled to cast ten votes for each share that has been beneficially owned for at least 36 consecutive calendar months.

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                  (Unaudited)

      Milacron operates in four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. The first three segments comprise Milacron's plastics technologies business.

Acquisitions
      As discussed in the notes to the Consolidated Condensed Financial Statements, during the first quarters of 2002 and 2003 Milacron increased to 100% its percentage ownership in two injection molding sales companies in Europe that had previously been accounted for on the equity method. In the first quarter of 2003, Milacron also purchased the remaining 25% of the shares of a consolidated subsidiary in Canada that manufactures mold components for injection molding.

Presence Outside the U.S.
      Beginning with the acquisition of Ferromatik in 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. In 2002, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 8%; Asia 6%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 2003, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2002. As a result, Milacron experienced favorable translation effects on both sales and new orders of approximately $10 million. The effect on earnings was not significant.

      Between December 31, 2002 and March 31, 2003, the euro strengthened against the dollar by approximately 4% which caused a majority of a $3.7 million increase in consolidated shareholders' equity due to favorable foreign currency translation adjustments.

      If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales and new orders when compared to historical results.

Significant Accounting Policies and Judgments
      The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts that are included therein. The "Management's Discussion and Analysis" section of Milacron's Annual Report on Form 10-K for the year ended December 31, 2002 includes a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to the company's reported financial position and results of operations. Additional accounting policies are described in the "Summary of Significant Accounting Policies" note to the Consolidated Financial Statements included in Milacron's Form 10-K. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes the estimates us ed in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances
      At December 31, 2002, Milacron had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the effect of adopting Statement of Financial Accounting Standards No. 142 and a charge to equity related to minimum pension funding. At December 31, 2002, we had provided valuation allowances against some of these assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because the realization of deferred tax assets - particularly those assets related to net operating loss carryforwards - is generally contingent on the generation of taxable income, the reversal of deferred t ax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its long-range internal operating plans, which are based on the current economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company's various operations.

      At December 31, 2002, Milacron had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $152 million and related deferred tax assets of $52 million. Valuation allowances totaling $36 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2002, Milacron had a U.S. federal net operating loss carryforward of $12 million which expires in 2022. Deferred tax assets related to this loss carryforward as well as to federal tax credit carryforwards and additional state and local loss carryforwards totaled $14 million. Additional deferred tax assets totaling approximately $127 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. This will have the effect of extending beyond 2022 the ultimate loss carryforward expiration date. At December 31, 2002 and March 31, 2003, no valuation allowances have been prov ided with respect to the U.S. deferred tax assets based on a "more likely than not" assessment of whether they will be realized. This decision is based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. Higher sales and order levels in 2003 and beyond, combined with the significant reductions in Milacron's cost structure that have been achieved in recent years, are currently expected to result in improved operating results in relation to the losses incurred in 2001 and 2002. Management will reassess its conclusions regarding the need for valuation allowances on a quarterly basis. Extended delays in an economic recovery in the U.S., particularly with respect to capital spending, could result in changes in management's estimates and the related assumptions and a requirement to record valuation allowances against a portion of the U.S. deferred tax assets. This could result in a material increase in income tax expense a nd a corresponding decrease in shareholders' equity in the period of the change.

Results of Operations
      In an effort to help readers better understand the composition of Milacron's operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 19 of this Form 10-Q under the caption "Comparative Operating Results," (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002.

Discontinued Operations
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in the third quarter of 2002 Milacron completed the sales of its Valenite, Widia and Werkö metalcutting tools businesses and began to explore strategic alternatives for the sale of its round metalcutting tools and grinding wheels businesses. All of these businesses are reported as discontinued operations in the Consolidated Condensed Financial Statements. The comparisons of results of operations that follow exclude these businesses and relate solely to Milacron's continuing operations unless otherwise indicated.

Pension Income and Expense
      In 2002 and prior years, Milacron recorded significant amounts of income related to its defined benefit pension plan for certain U.S. employees. For all of 2002, pension income for the plan totaled $9.4 million, including $2.2 million in the first quarter. Of these amounts, $7.6 million and $1.8 million, respectively, related to Milacron's continuing operations. However, because of the significant decrease in the value of the plan's assets and changes in the rate-of-return on assets and discount rate assumptions, we currently expect to incur pension expense related to continuing operations in 2003 of as much as $1 million, of which $.2 million was recorded in the first quarter. As discussed below, this $2.0 million fluctuation has adversely affected first quarter margins, selling and administrative expense and earnings. Negative comparisons are expected for at least the balance of 2003.

New Orders and Sales
      In the first quarter of 2003, consolidated sales were $190 million, an increase of $31 million, or 19%, in relation to the comparable period of 2002. Consolidated new orders increased by $17 million, or 10%, from $170 million in 2002 to $187 million in 2003. A majority of the improvements occurred in Milacron's plastics machinery businesses as spending by customers serving packaging, housewares, automotive and medical markets was significantly above first quarter, 2002 levels, although about even with the fourth quarter of that year. The increases were also due in part to favorable currency effects. Despite the increases in relation to the first quarter of 2002, sales and order levels continued to be penalized by low levels of industrial production and capital spending in the plastics processing industry.

      Export orders were $18 million in the first quarter of 2003 compared to $14 million in 2002. Export sales increased from $13 million to $18 million due to higher export shipments of injection molding machines. Sales of all segments to non-U.S. markets, including exports, totaled $80 million in 2003 compared to $64 million in 2002. For the first three months of 2003 and 2002, products sold outside the U.S. were approximately 42% and 40% of sales, respectively, while products manufactured outside the U.S. represented 37% of sales in both periods.

      Milacron's backlog of unfilled orders at March 31, 2003 was $75 million compared to $76 million at December 31, 2002 and $74 million at March 31, 2002.

Margins, Costs and Expenses
      The consolidated manufacturing margin was 16.7% in the first quarter of 2003 compared to 15.9% in 2002, an improvement that was due in part to our aggressive cost cutting initiatives and the implementation of Lean and Six Sigma techniques throughout our operations. However, margins remained low in relation to historical levels due to reduced sales volume and the related underabsorption of manufacturing costs. The margin improvement in 2003 was achieved despite the absence of $1.3 million of pension income that was included in cost of products sold in 2002. In 2003, cost of products sold includes $.2 million of pension expense.

      Total selling and administrative expense increased in dollar amount due to higher variable selling costs arising from the increase in sales and to the absence of $.5 million of pension income that was recognized in the first quarter of 2002. As a percentage of sales, selling expense decreased from 13.9% to 12.6% while administrative expense decreased in amount and as a percentage of sales.

      Other expense-net increased from income of $3.5 million in the first quarter of 2002 to expense of $.7 million in 2003. The former amount includes $4.5 million of royalty income from the licensing of patented technology.

      Interest expense net of interest income decreased modestly due principally to lower average debt levels.

Restructuring Costs
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in November, 2002, we announced additional restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also be moved to a smaller, more cost-effective location near the present facility. In another action, the manufacture of special mold bases for injection molding at the Monterey Park, California plant has been discontinued and transferred to other facilities in North America.

      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. The restructuring is expected to result in the elimination of approximately 40 positions at Magenta.

      In total, the actions initiated in 2002 and 2003 that are discussed above resulted in pretax restructuring expense of $5.5 million and cash costs of $2.8 million in the first quarter of 2003. An additional $.5 million related to the integration of EOC and Reform (as discussed below) was also charged to expense in the first quarter of 2003. In the first quarter of 2002, pretax restructuring expense totaled $5.0 million and related to actions initiated in 2001 to consolidate manufacturing operations and reduce Milacron's cost structure and to integrate the operations of EOC and Reform, two businesses acquired earlier in the year, with Milacron's existing mold base and components businesses in Europe.

      Early in the second quarter of 2003, we initiated a plan to close the special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production will be outsourced. The closure is expected to result in restructuring costs of approximately $2.5 million and the elimination of approximately 65 positions. The annual cost savings are expected to be in excess of $1 million.

      For all of 2003, restructuring costs related to the actions discussed above, including $4 to $5 million to complete the actions initiated in 2002, are expected to total between $12 and $14 million. Additional restructuring actions at other locations may be announced later in the year.

Results by Segment
      The following sections discuss the operating results of Milacron's business segments which are presented in tabular form on page 13 of this Form 10-Q.

      Machinery technologies - North America - The machinery technologies - North America segment had new orders of $85 million in the first quarter of 2003, an increase of $7 million, or 9%, in relation to orders of $78 million in 2002. Sales totaled $88 million in 2003 compared to $68 million in 2002 which represents an increase of $20 million, or almost 30%. The increases were an indication of higher levels of spending in key markets such as packaging, housewares, automotive and medical in relation to the prior year. The segment's manufacturing margin improved significantly as a result of higher sales volume and the benefits derived from our restructuring initiatives and cost reduction programs despite weaker price realization. Excluding restructuring costs of $2.8 million, the segment had an operating profit of $2.1 million in the first quarter of 2003 compared to $1.4 million in 2002, which also excludes $2.8 million of restructuring costs. The amount for 2002 includes the $4.5 million of royalty income that did not recur in 2003. In addition, the segment's results in 2003 were adversely affected by the absence of a large majority of the $1.8 million of U.S. pension income that had been recorded in 2002.

      Machinery technologies - Europe - The machinery technologies - Europe segment had new orders of $33 million and sales of $35 million in the first quarter of 2003 compared to orders of $27 million and sales of $24 million in 2002. The increase in orders was due principally to currency effects. The strength of the euro also contributed $6 million of incremental sales. The segment's manufacturing margin improved by more than six percentage points but profitability continued to be adversely affected by ongoing operating problems related to the consolidation of the segment's blow molding machinery business that was completed in 2001. As was previously discussed, early in 2003 we initiated a plan to further restructure the segment's operations in Italy by discontinuing the manufacture of certain product lines at the Magenta facility and reducing staffing levels. However, due in part to the benefits of the cost cutting and restructuring actions compl eted to date, the segment's operating loss decreased from $3.0 million in the first quarter of 2002 to $.7 million in 2003. The amount for 2003 excludes $2.2 million of expense related to the additional restructuring actions discussed above.

      Mold technologies - Despite favorable currency effects of $3 million, new orders and sales in the mold technologies segment both decreased from $46 million in 2002 to $45 million in 2003. The decreases were due in part to low levels of industrial production and capacity utilization in the plastics processing industry. The segment's manufacturing margin decreased and its profitability continued to be adversely affected by inefficiencies related to the consolidation of its U.S. and European operations to more efficient facilities. As a result of these factors, the segment's operating profit excluding restructuring costs decreased from $2.5 million in 2002 to $.3 million in 2003. Restructuring costs were $1.0 million in 2003 and $2.2 million in 2002.

      Industrial fluids - The industrial fluids segment had new orders and sales of $25 million in the first quarter of 2003 compared to $23 million in 2002 with both increases being due to higher spending in the automotive, appliances and industrial components markets as well as to favorable currency effects. The segment's manufacturing margin approximated the results of 2002 while its operating profit decreased modestly from $3.8 million to $3.5 million due to higher energy-related costs and the absence of pension income in 2003.

Loss Before Income Taxes
      Milacron's pretax loss for the first quarter of 2003 was $10.3 million which includes restructuring costs of $6.0 million. In the comparable period of 2002, Milacron's pretax loss was $10.6 million, including restructuring costs of $5.0 million. The amount for 2002 also includes $4.5 million of royalty income and $1.8 million of pension income as was previously discussed, whereas the 2003 amount includes pension expense related to the principal pension plan for U.S. employees of $.2 million.

Income Taxes
      Milacron's income tax benefit related to its first quarter, 2003 loss from continuing operations, including the effects of restructuring costs, was 26.5%. This effective rate is less than the U.S. federal statutory rate adjusted for state and local income taxes due to the establishment of valuation allowances related to losses in certain non-U.S. jurisdictions that resulted in part from restructuring costs. Excluding the effects of these non-U.S. restructuring costs, Milacron's first quarter, 2003 tax benefit was approximately 35%. The effective benefit rate for all of 2003 is currently expected to be approximately 15% to 20% including the effects of non-U.S. restructuring costs and approximately 32% to 34% excluding these amounts. However, a requirement to record valuation allowances against a portion of Milacron's U.S. deferred tax assets could result in reduced income tax benefits or income tax expense (see Significant Accounting Policies and Judgments).

Loss From Continuing Operations
      In the first quarter of 2003, Milacron's loss from continuing operations was $7.6 million, or $.23 per share, compared to a loss of $7.0 million, or $.21 per share, in 2002. The loss for 2003 includes after-tax restructuring costs of $4.8 million while the amount for 2002 includes after-tax restructuring costs of $3.1 million and after-tax royalty income of $2.8 million. After-tax pension expense for the principal U.S. plan was $.1 million in 2003 compared to income of $1.1 million in 2002.

Discontinued Operations
      In the first quarters of 2003 and 2002, the loss from discontinued operations includes the operating results of Milacron's grinding wheels and round metalcutting tools operations, two businesses for which we began seeking strategic alternatives in the third quarter of 2002. In 2002, discontinued operations also includes the results of Milacron's Widia, Werkö and Valenite metalcutting tools operations, the divestitures of which were completed in the third quarter of that year. The losses incurred in both periods resulted from depressed levels of industrial production in North America, Europe and India and inefficiencies associated with managing businesses in the process of being sold.

Cumulative Effect of Change in Method of Accounting
      Effective January 1, 2002, Milacron recorded a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.62 per share) as the cumulative effect of a change in method of accounting in connection with the adoption of Statement of Financial Accounting Standards No. 142. Approximately 75% of the pretax charge related to the company's Uniloy and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation.

Net Loss
      Including restructuring costs and the results of discontinued operations, Milacron had a net loss of $8.3 million, or $.25 per share, in the first quarter of 2003. In 2002, the company's net loss was $200.8 million, or $6.01 per share, which includes the effect of the change in method of accounting of $187.7 million, or $5.62 per share. Excluding this amount, Milacron's loss for the first quarter of 2002 was $13.1 million, or $.39 per share.

Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding Milacron's segment operating earnings (loss) including these amounts.

Machinery Technologies — North America Operating Results

	Three Months Ended March 31,

(In millions)	2003	2002

Segment operating earnings as reported (a)	$2.1	$1.4
Restructuring costs	(2.8)	(2.8)

Adjusted operating loss (a)	$(.7)	$(1.4)

(a)	In 2002, includes $4.5 million of royalty income from th licensing of patented technology.

Machinery Technologies — Europe Operating Results

	Three Months Ended March 31,

(In millions)	2003	2002

Segment operating loss as reported	$(.7)	$(3.0)
Restructuring costs	(2.2)	—

Adjusted operating loss	$(2.9)	$(3.0)

Mold Technologies Operating Results

	Three Months Ended March 31,

(In millions)	2003	2002

Segment operating earnings as reported	$.3	$2.5
Restructuring costs	(1.0)	(2.2)

Adjusted operating earnings (loss)	$(.7)	$.3

      The industrial fluids segment had no restructuring costs in the first quarters of 2003 and 2002.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At March 31, 2003, Milacron had outstanding forward contracts totaling $3.8 million compared to $5.0 million at December 31, 2002, and $.8 million at March 31, 2002. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at March 31, 2003 or March 31, 2002 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At March 31, 2003, Milacron had fixed interest rate debt of $251 million, including $115 million of 8 3/8% Notes due March 15, 2004, and €115 million ($123 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $53 million, with interest fluctuating based primarily on changes in LIBOR. At March 31, 2002 and December 31, 2002, fixed rate debt totaled $217 million and $246 million, respectively, and floating rate debt totaled $344 million and $56 million, respectively. We also sell up to $45 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $.4 million at March 31, 2003, $.4 million at December 31, 2002 and $2.0 million at March 31, 2002.

Liquidity and Sources of Capital
      At March 31, 2003, Milacron had cash and cash equivalents of $82 million, a decrease of $40 million from December 31, 2002. A majority of the decrease resulted from the payment of approximately $24 million of post-closing adjustments related to the divestitures of Valenite and Widia and Werkö which were sold in 2002.

      Operating activities used $5 million of cash in the first quarter of 2003 compared to $18 million of cash provided in 2002. The positive cash flow for 2002 resulted principally from a significant reduction in inventories due to our aggressive working capital reduction program and, to a lesser degree, a reduction in accounts receivable as a result of lower sales volume. Conversely, inventories increased modestly during 2003 due in part to the relocation of certain manufacturing operations and work schedule adjustments.

      In the first quarter of 2003, investing activities resulted in a $32 million use of cash compared to $1 million of cash provided in 2002. The amount for 2003 includes $24 million for the previously discussed post-closing adjustments and $7 million to increase the company's ownership interest in two affiliates to 100%.

      Financing activities used $3 million of cash in the first quarter of 2003, compared to an $11 million use of cash in 2002. The amount for both years resulted principally from repayments of borrowings under lines of credit.

      Milacron's current ratio related to continuing operations was 1.1 at March 31, 2003 compared to 1.6 at both December 31, 2002 and March 31, 2002. The change from the earlier dates is due to the reclassification of $115 million of 8% Notes due March 15, 2004 from noncurrent liabilities at March 31, 2002 and December 31, 2002 to current liabilities at March 31, 2003.

      Total debt was $304 million at March 31, 2003 compared to $302 million at December 31, 2002. The increase resulted entirely from currency effects despite $3 million of debt repayments during the quarter.

      Total shareholders' equity was $129 million at March 31, 2003, a decrease of $5 million from December 31, 2002. The decrease resulted from the net loss incurred for the first quarter that was offset to some degree by favorable foreign currency translation adjustments.

      The company's debt obligations for the remainder of 2003 and beyond are shown in the following table. At March 31, 2003, obligations under operating leases are not significantly different from the amounts reported in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002.

Debt Obligations

(In millions)	2003	2004	2005	2006	After 2006

Long-term debt and lease obligations	$1.0	$117.6	$127.9	$2.0	$12.7
Revolving credit facility	—	42.0	—	—	—
Other lines of credit	1.1	—	—	—	—

Total debt obligations	$2.1	$159.6	$127.9	$2.0	$12.7

Note: The above table excludes contingent liabilities of up to $16.7 million related to sales of receivables and loan guarantees.

      Our ability to satisfy our 2003 obligations and other liquidity needs is a function of a number of factors, the most important of which include our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our receivables purchase agreement, the cash cost of our restructuring programs and our cash flow from operating activities.

      At March 31, 2003, we had cash and cash equivalents of approximately $82 million.

      At March 31, 2003, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $123 million, including an $85 million committed revolving credit facility. At March 31, 2003, $53 million was drawn against the facility, including outstanding letters of credit of $11 million. The facility matures on March 15, 2004.

      The current agreement includes a number of financial covenants, including those which (i) require Milacron to achieve specified minimum levels of quarterly cumulative EBITDA and (ii) limit the incurrence of new debt. At March 31, 2003, the company was in compliance with these covenants. Milacron had $82 million of cash at March 31, 2003 and the ability to borrow an additional $32 million for general corporate purposes under the revolving credit facility. We could also borrow approximately $20 million under existing lines of credit other than the facility. The facility also allows over $72 million of additional indebtedness from other sources.

      The revolving credit facility agreement requires reductions in the facility from $85 million at March 31, 2003 to $75 million at June 30, 2003, $65 million at September 30, 2003 and $55 million at December 15, 2003.

      For 2003, Milacron's significant cost cutting actions coupled with an expected modest, gradual improvement in business conditions cause us to believe that operating earnings will continue to increase, which would allow us to continue to meet the covenants contained in the revolving credit facility. However, if unforeseen market conditions develop or the company is otherwise unable to meet the covenants, it is possible that it would not be in compliance. In that event, we would attempt to renegotiate the covenants with the bank group to assure compliance. However, our lenders' actions are not controllable by us and if the renegotiations were not successful, the company could be placed in default under the agreement, which would allow the lenders to declare the outstanding borrowings currently due and payable. In addition, due to cross default provisions in Milacron's other agreements, over 90% of our other debt could become payable in full and our receivable s purchase program (as discussed below) could be terminated if we were in default under the revolving credit facility. Were these events to occur, we would experience a material adverse impact on our reported liquidity, financial position and results of operations.

      In addition to the revolving credit facility, as of March 31, 2003 we had a number of other credit lines totaling $38 million, of which approximately $20 million was available for future borrowing under various conditions. Under the terms of the revolving credit facility, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

      Milacron's debt and credit are rated by Standard & Poor's (S&P) and Moody's Investors Service (Moody's). Currently, Moody's senior implied and senior secured rating for Milacron is B1 with a "stable outlook" and its senior unsecured rating is B2 with a "stable outlook." S&P's corporate credit rating for Milacron is currently B+. The company's senior secured bank facility is also rated at B+ and its senior unsecured debt is rated B. The outlook is "negative."

      None of the company's debt instruments include rating triggers that would accelerate maturity or increase interest rates. Accordingly, any future rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

      Another important source of liquidity is our accounts receivable purchase program with a third-party financial institution. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program at least through December 31, 2003 when the liquidity facility that supports the agreement is currently scheduled to expire. The third party financial institution and certain other participants in the liquidity facility have advised us that they do not intend to extend the liquidity facility beyond December 31, 2003. However, alternative lenders have expressed an interest in executing other forms of receivable financing arrangements under certain conditions. At March 31, 2003, $40 million of the $45 million facility was utilized. Of the total amount utilized, approximately $6 million relates to the grinding wheels and round metalcutting tools businesses that are b eing treated as discontinued operations. The amount available to the company will be reduced by $2.5 million effective with each of the dispositions of the grinding wheels and round metalcutting tools businesses for a total reduction of $5.0 million. As the amount of eligible accounts receivable increases due to improved business conditions, we expect to be able to utilize the remaining amounts available under the facility at least through 2003.

      Milacron expects to generate positive cash flow from operating activities during 2003, which will be partially offset by up to $12 to $15 million for capital expenditures.

      Assuming there is no significant deterioration in the markets we serve, we believe that Milacron's current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company's operating and capital requirements for the remainder of 2003.

      Milacron has no significant debt repayment obligations until March 15, 2004, at which time its revolving credit facility and $115 million of 8 3/8% public notes mature. The company continues to pursue a variety of available alternatives to refinance its short-term and long-term debt.

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
  Milacron's continued ability to borrow under its lines of credit and sell accounts receivable under its receivables purchase agreement or a replacement agreement;
  fluctuations in interest rates which affect the cost of borrowing under Milacron's lines of credit and financing costs related to the sale of domestic accounts receivable;
  Milacron's ability to refinance the debt obligations due in 2004 and potential increases in interest expense and financing costs as a result of any such refinancings;
  production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron's plastics technologies products, as well as steel, oil, and industrial grains used in the production of grinding wheels;
  lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;
  customer acceptance of new products introduced during 2002 and being introduced in 2003;
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
  litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and
  fluctuations in stock market valuations of pension plan assets that could result in increased pension expense and reduced shareholders' equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk       The information required by Item 3 is included in Item 2 on pages 19 and 20 of this Form 10-Q.

Item 4. Controls and Procedures
      As of a date of (the "Evaluation Date") within 90 days prior to the date of this report, the company conducted an evaluation (under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that as of the Evaluation Date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

       Since March 31, 2003, there have not been any significant changes in internal controls or in other factors that could significantly affect the internal controls.

PART II Other Information

Item 1. Legal Proceedings
       Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving metalworking fluids supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

       While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Item 5. Other Information
       On April 21, 2003, the company's executive officers waived all right and all interest to their options to purchase 465,900 common shares of the company. In all cases, the option prices were in excess of the current market price of the company's common shares as of the date of the waivers. These waivers were made without any promise of future options being offered to these officers. The purpose of the waivers was to allow the company to make future grants to participants under the company's long-term incentive plans without increasing shareholder dilution by making the shares related to the waivers available for such future grants.

       On April 24, 2003, the company filed a definitive proxy statement with the Securities and Exchange Commission with an updated agenda for the annual meeting of shareholders reflecting the board of directors' decision to seek shareholder approval to amend and restate the company's restated certificate of incorporation to eliminate the right of holders of common shares to ten votes per share upon satisfaction of certain ownership tenure requirements. Currently, holders of common shares are entitled to cast ten votes for each share that has been beneficially owned for at least 36 consecutive calendar months.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I

(b)	Reports on Form 8-K
— The company filed a current report on Form 8-K dated February 11, 2003 containing information pursuant to Items 5, 7 and 9, concerning the company's News Release announcing earnings for the fourth quarter, 2002, and concerning the execution of Amendment Number Eight to the company's revolving credit facility.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	May 13, 2003	By:	/s/Ross A. Anderson

Ross A. Anderson Controller

Date:	May 13, 2003	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Certifications

      I, Ronald D. Brown, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Milacron Inc.;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By:	/s/Ronald D. Brown

Ronald D. Brown Chairman and Chief Executive Officer

      I, Robert P. Lienesch certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Milacron Inc.;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
	3.2	By-Laws, as amended — Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	7 5/8% Guaranteed Bonds due 2005
— Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc.,
    Duetsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000.
— Incorporated herein by reference to the company's Form 10-K for the fiscal year ended
    December 31, 2002.

— Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000.
— Incorporated herein by reference to the company's Form 10-K for the fiscal year ended
December 31, 2002.
4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 24, 1994.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Form 10-Q for quarter ended March 31, 2001.
	10.4	Milacron 2002 Short-Term Incentive Plan, as amended — Filed herewith.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
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
Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe
GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company, as Agent and
PNC Bank as Documentation Agent
—Incorporated herein by reference to the company's Form 10-K for the fiscal year ended December 31, 2002.
10.31	Amendment Number Eight dated as of February 11, 2003 to the Amended and Restated Revolving Credit
Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europe
GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company
Americas as Documentation Agent
—Incorporated by reference to the company's Form 8-K dated February 11, 2003.
11.	Statement Regarding Computation of Per-Share Earnings		31
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
99.	Additional Exhibits 99.1 Section 906 Certification		32

27-30