Form 10-Q
period 2003-06-30
MILACRON INC
filed 2003-08-14
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended June 30, 2003.

                                                or

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 11, 2003: 33,877,183

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Operations Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions, except share and per-share amounts)	2003	2002	2003	2002

Sales	$181.6	$169.9	$371.8	$328.4
Cost of products sold	149.7	138.5	308.1	271.7
Cost of products sold related to restructuring	3.8	-	3.8	-

Total cost of products sold	153.5	138.5	311.9	271.7

Manufacturing margins	28.1	31.4	59.9	56.7
Other costs and expenses
Selling and administrative	34.3	31.0	64.5	59.8
Restructuring costs	2.5	2.9	8.5	7.9
Other expense (income) - net	1.6	2.6	2.3	(.9)

Total other costs and expenses	38.4	36.5	75.3	66.8

Operating loss	(10.3)	(5.1)	(15.4)	(10.1)
Interest
Income	.3	.5	1.1	.9
Expense	(6.1)	(6.6)	(12.1)	(12.6)

Interest-net	(5.8)	(6.1)	(11.0)	(11.7)

Loss from continuing operations before income taxes and cumulative effect of change in method of accounting	(16.1)	(11.2)	(26.4)	(21.8)
Provision (benefit) for income taxes	72.2	(3.3)	69.5	(6.9)

Loss from continuing operations before cumulative effect of change in method of accounting	(88.3)	(7.9)	(95.9)	(14.9)
Discontinued operations net of income taxes
Loss from operations	(3.0)	(7.9)	(3.7)	(14.0)
Loss on anticipated sale of Widia and Werkö	-	(15.3)	-	(15.3)

Total discontinued operations	(3.0)	(23.2)	(3.7)	(29.3)
Cumulative effect of change in method of accounting	-	-	-	(187.7)

Net loss	$(91.3)	$(31.1)	$(99.6)	$(231.9)

Loss per common share - basic and diluted
Continuing operations	$(2.63)	$(.24)	$(2.86)	$(.45)
Discontinued operations	(.09)	(.69)	(.11)	(.87)
Cumulative effect of change in method of accounting	-	-	-	(5.62)

Net loss	$(2.72)	$(.93)	$(2.97)	$(6.94)

Dividends per common share	$.01	$.01	$.02	$.02

Weighted-average common shares outstanding assuming dilution (in thousands)	33,608	33,484	33,588	33,442

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	June 30, 2003	Dec. 31, 2002

Assets
Current assets
Cash and cash equivalents	$67.2	$122.3
Notes and accounts receivable, less allowance of $13.3 in 2003 and $12.4 in 2002	94.3	89.3
Inventories
Raw materials	22.1	30.5
Work-in-process and finished parts	90.2	85.7
Finished products	32.9	31.4

Total inventories	145.2	147.6
Other current assets	62.5	69.6

Current assets of continuing operations	369.2	428.8
Assets of discontinued operations	14.9	16.0

Total current assets	384.1	444.8

Property, plant and equipment - net	147.1	149.8
Goodwill	147.6	143.3
Other noncurrent assets	113.6	177.8

Total assets	$792.4	$915.7

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under lines of credit	$44.0	$45.0
Long-term debt and capital lease obligations due within one year	116.3	1.1
Trade accounts payable	58.8	68.8
Advance billings and deposits	14.9	17.5
Accrued and other current liabilities	110.2	138.9

Current liabilities of continuing operations	344.2	271.3
Liabilities of discontinued operations	8.4	10.9

Total current liabilities	352.6	282.2

Long-term accrued liabilities	241.5	244.1
Long-term debt	155.0	255.4

Total liabilities	749.1	781.7
Commitments and contingencies	-	-
Shareholders' equity
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.8 in 2003 and 2002)	33.8	33.8
Capital in excess of par value	284.2	283.5
Accumulated deficit	(159.9)	(59.5)
Accumulated other comprehensive loss	(120.8)	(129.8)

Total shareholders' equity	43.3	134.0

Total liabilities and shareholders' equity	$792.4	$915.7

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net loss	$(91.3)	$(31.1)	$(99.6)	$(231.9)
Operating activities providing (using) cash
Loss from discontinued operations	3.0	7.9	3.7	14.0
Loss on anticipated sale of Widia and Werkö	-	15.3	-	15.3
Cumulative effect of change in method of accounting	-	-	-	187.7
Depreciation and amortization	5.6	5.6	11.3	11.3
Restructuring costs	6.3	2.9	12.3	7.9
Deferred income taxes	70.7	-	68.4	(1.5)
Working capital changes
Notes and accounts receivable	.5	(2.6)	1.9	5.4
Inventories	10.4	9.9	7.6	22.5
Other current assets	(.7)	(1.3)	7.9	.5
Trade accounts payable	(13.7)	.7	(13.1)	(.8)
Other current liabilities	(9.0)	(3.2)	(19.4)	(9.0)
Increase in other noncurrent assets	(1.9)	(4.1)	(1.8)	(3.2)
Increase (decrease) in long-term accrued liabilities	2.3	.5	(2.5)	(.6)
Other-net	.5	1.4	1.0	2.2

Net cash provided (used) by operating activities	(17.3)	1.9	(22.3)	19.8
Investing activities cash flows
Capital expenditures	(1.7)	(1.4)	(3.0)	(2.8)
Net disposals of property, plant and equipment	2.0	1.8	2.3	5.6
Divestitures	-	-	(24.4)	-
Acquisitions	-	-	(6.5)	(1.9)

Net cash provided (used) by investing activities	.3	.4	(31.6)	.9
Financing activities cash flows
Dividends paid	(.4)	(.4)	(.8)	(.8)
Issuance of long-term debt	-	11.5	-	11.5
Repayments of long-term debt	(.5)	(.2)	(1.0)	(.5)
Increase (decrease) in borrowings under lines of credit	.7	(34.0)	(1.3)	(44.7)
Issuance of common shares	-	-	-	.4

Net cash used by financing activities	(.2)	(23.1)	(3.1)	(34.1)
Effect of exchange rate fluctuations on cash and cash equivalents	3.5	2.3	7.0	1.7
Cash flows related to discontinued operations	(1.4)	(5.5)	(5.1)	(3.1)

Decrease in cash and cash equivalents	(15.1)	(24.0)	(55.1)	(14.8)
Cash and cash equivalents at beginning of period	82.3	99.3	122.3	90.1

Cash and cash equivalents at end of period	$67.2	$75.3	$67.2	$75.3

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Basis of Presentation
      In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the notes captioned "Discontinued Operations," "Restructuring Costs" and "Income Taxes," necessary to present fairly the company's financial position, results of operations and cash flows.

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

Stock-Based Compensation
      The company accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. Because all stock options outstanding under the company's 1997 Long-Term Incentive Plan and prior plans have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The following table illustrates on a pro forma basis the effect on net loss and loss per common share if the stock options granted from 1995 through 2003 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Pro Forma Loss

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions, except per-share amounts)	2003	2002	2003	2002

Net loss as reported	$(91.3)	$(31.1)	$(99.6)	$(231.9)
Effect on reported loss of accounting for stock options at fair value	(.1)	(.6)	(.4)	(1.3)

Pro forma net loss	$(91.4)	$(31.7)	$(100.0)	$(233.2)

Loss per common share -
basic and diluted
As reported	$(2.72)	$(.93)	$(2.97)	$(6.94)

Pro forma	$(2.72)	$(.95)	$(2.98)	$(6.98)

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

      On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools business to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the sale transaction. After deducting post-closing adjustments of approximately $20 million that were paid in the first quarter of 2003, transaction costs and expenses and the cost to increase the company's ownership interest in Widia India, the ultimate net cash proceeds from the sale were approximately $135 million, most of which was used to repay bank borrowings. In the second quarter of 2002, the company recorded an estimated loss on the anticipated sale of $15.3 million. Based on the actual sale proceeds and expenses, the loss was adjusted to $14.9 million in the fourth quarter of the year. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that had been recorded in accumulated other comprehensive loss since the acquisition of Widia in 1995.

      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments of approximately $4 million that were paid in the first quarter of 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale were approximately $145 million, a majority of which was used to repay bank borrowings. The company recorded an after-tax gain on the sale of $31.3 million in the third quarter of 2002.

      During the third quarter of 2002, the company retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter, initiated plans for their sale. Both businesses are being actively marketed and the sales are expected to be completed later in 2003. Completion of the sales is currently expected to result in after-tax losses totaling approximately $9.9 million, which were recorded as charges to earnings in the fourth quarter of 2002.

      All of the businesses discussed above are reported as discontinued operations and the Consolidated Condensed Financial Statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Loss From Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Sales	$15.8	$121.0	$32.4	$237.8

Operating loss	(2.1)	(7.3)	(2.8)	(13.5)
Allocated interest expense	(.4)	(4.0)	(.9)	(7.8)

Loss before income taxes and minority shareholders' interests	(2.5)	(11.3)	(3.7)	(21.3)
Provision (benefit) for income taxes	.5	(2.5)	-	(6.2)

Loss before minority shareholders' interests	(3.0)	(8.8)	(3.7)	(15.1)
Minority shareholders' interests	-	(.9)	-	(1.1)

Loss from discontinued operations	$(3.0)	$(7.9)	$(3.7)	$(14.0)

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

      The major classes of assets and liabilities of the discontinued grinding wheels and round metalcutting tools businesses in the Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002 are as follows:

Assets and Liabilities of Discontinued Operations

	June 30	,	Dec. 31	,
(In millions)	2003		2002

Notes and accounts receivable	1.1		1.4
Inventories	8.3		7.9
Other current assets	.6		.1
Property, plant and equipment - net	4.9		6.6

Total assets	14.9		16.0

Current portion of long-term debt	.4		.4
Trade accounts payable	3.1		4.4
Other current liabilities	.4		1.4
Long-term debt	2.5		2.7
Long-term accrued liabilities	2.0		2.0

Total liabilities	8.4		10.9

Net assets	$6.5		$5.1

Restructuring Costs
      In 2001, the company's management formally approved plans to consolidate certain manufacturing operations and reduce the company's cost structure. Implementation of these plans resulted in pretax charges to earnings from continuing operations of $17.8 million, of which $4.1 million was charged to expense in the first two quarters of 2002. As they relate to continuing operations, the 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of approximately 450 manufacturing and administrative positions. The cash cost of implementing the plans was $11.2 million, of which $4.9 million was spent in the first two quarters of 2002.

      During 2001, the company's management also approved a plan to integrate the operations of EOC and Reform, two businesses that we acquired earlier in that year, with the company's existing European mold base and components business. The total cost of the integration was $9.8 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in 2001, $3.8 million in the first two quarters of 2002 and $.6 million in the first two quarters of 2003. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cash cost of the integration plan was $9.2 million, of which $6.2 million was spent in the first two quarters of 2002.

      In November, 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also move to a smaller location near the existing facility. In another initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant has been phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of $9 to $10 million. Of the total cost of the actions, $4.3 million was charged to expense in 2002. An additional $4.2 million was expensed in the first two quarters of 2003. The net cash cost of thes e initiatives is currently expected to be approximately $4 million, substantially all of which will be spent in 2003, including $2.4 million in the first two quarters. Both amounts are net of $1.5 million of proceeds from the sale of the Monterey Park plant that was received in the second quarter of 2003. The pretax annualized cost savings are expected to exceed $4 million, a majority of which will be realized in 2003.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of up to $5 million, substantially all of which was charged to expense in the first two quarters of the year. The restructuring involves the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy and the elimination of approximately 35 positions. The cash cost of the restructuring - all of which will be spent in 2003 - is expected to be approximately $1 million. Of this amount, $.5 million was spent in the first two quarters of the year. The annualized pretax savings are expected to be approximately $3 million, which began to be realized in the first quarter of 2003.

      Early in the second quarter of 2003, the company initiated a plan to close its special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production will be outsourced. The closure is expected to result in restructuring costs of $3.6 million and the elimination of approximately 65 positions. Cash costs are expected to be approximately $3 million and the annual cost savings are expected to be almost $1 million.

      Early in the third quarter of 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of approximately 300 positions worldwide at a cost of $10 to $11 million during the second half of 2003. Cash costs related to these initiatives will be approximately $8 to $10 million, more than 75% of which will be spent in 2003. The annual cost savings are expected to be over $20 million.

      For all of 2003, restructuring costs related to the actions discussed above, including $5 to $6 million to complete the actions initiated in 2002, are expected to total between $24 and $25 million. Cash costs for the year are expected to be $16 to $17 million.

      The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the second quarters of 2003 and 2002 and the six month periods ended June 30, 2003 and 2002.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Accruals for termination benefits and facility exit costs	$1.4	$-	$3.6	$.6
Supplemental retirement benefits	-	-	-	2.1
Other restructuring costs
Costs charged to expense as incurred	6.1	.5	9.4	1.4
Reserve adjustments	(1.3)	-	(1.3)	-

	6.2	.5	11.7	4.1
Costs related to the EOC and Reform integration	.1	2.4	.6	3.8

Total restructuring costs	$6.3	$2.9	$12.3	$7.9

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

Restructuring Reserves

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003

(In millions)	Beginning Balance	Addi- tions	Usage and other	Ending Balance	Beginning Balance	Addi- tions	Usage and other	Ending Balance

EOC and Reform integration
Termination benefits	$1.5	$-	$(.1)	$1.4	$1.7	$-	$(.3)	$1.4

Restructuring costs
Termination benefits	3.2	1.4	(3.5)	1.1	3.1	3.6	(5.6)	1.1
Facility exit costs	.3	-	(.3)	-	.6	-	(.6)	-

	3.5	1.4	(3.8)	1.1	3.7	3.6	(6.2)	1.1

Total reserves related to
continuing operations	$5.0	$1.4	$(3.9)	$2.5	$5.4	$3.6	$(6.5)	$2.5

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003

(In millions)	Beginning Balance	Addi- tions	Usage and other	Ending Balance	Beginning Balance	Addi- tions	Usage and other	Ending Balance

Blow molding consolidation and EOC and Reform integration
Termination benefits	$3.1	$.7	$(.8)	$3.0	$4.2	$.7	$(1.9)	$3.0

Facility exit costs	.2	-	-	.2	.2	-	-	.2

	3.3	.7	(.8)	3.2	4.4	.7	(1.9)	3.2

Restructuring costs
Termination benefits	3.8	-	(1.2)	2.6	7.1	.3	(4.8)	2.6
Facility exit costs	.7	-	(.4)	.3	.8	.3	(.8)	.3

	4.5	-	(1.6)	2.9	7.9	.6	(5.6)	2.9

Total reserves related to
continuing operations	$7.8	$.7	$(2.4)	$6.1	$12.3	$1.3	$(7.5)	$6.1

Acquisitions
      In the first quarter of 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/S was previously accounted for on the equity method but is now fully consolidated. The company has annual sales of approximately $4 million.

      In the first quarter of 2003, the company purchased the remaining 51% of the shares of Klockner Ferromatik AG, a Ferromatik sales office in Switzerland with annual sales of approximately $6 million. In addition, the company acquired the remaining 25% of 450500 Ontario Limited, a consolidated subsidiary that manufactures components for molds used in injection molding.

      Unaudited pro forma sales and earnings information for 2003 and 2002 is not presented because the amounts would not vary materially from the comparable amounts reflected in the company's historical Consolidated Condensed Statements of Operations for those years.

Income Taxes
      At December 31, 2002, the company had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $152 million and related deferred tax assets of $52 million. Valuation allowances totaling $36 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2002, the company had a U.S. federal net operating loss carryforward of $12 million which expires in 2022. Deferred tax assets related to this loss carryforward as well as to federal tax credit carryforwards and additional state and local loss carryforwards totaled $14 million. Additional deferred tax assets totaling approximately $127 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. This will have the effect of extending beyond 2022 the ultimate loss carryforward expiration date.

      Accounting principles generally accepted in the U.S. require that valuation allowances be established when it is more likely than not that all or a portion of recorded deferred tax assets will not be realized in the foreseeable future. The company reviews the need for new valuation allowances and the carrying amounts of previously recorded valuation allowances quarterly based on the relative amount of positive and negative evidence available at the time. Factors considered in these evaluations include management's short-term and long-range operating plans, the current and future utilization of net operating loss carryforwards, the expected future reversal of recorded deferred tax liabilities and the availability of qualified tax planning strategies. Valuation allowances are then established or adjusted as appropriate. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's provision for income ta xes and effective tax rate.

      At December 31, 2002 and March 31, 2003, management concluded that no valuation allowances were currently required with respect to the company's U.S. deferred tax assets. This conclusion was based on the availability of qualified tax planning strategies and the expectation that increased industrial production and capital spending in the U.S. plastics industry combined with the significant reductions in the company's cost structure that have been achieved in recent years would result in improved operating results in relation to the losses incurred in 2001 and 2002.

      At June 30, 2003, however, management concluded that a recovery in the plastics industry and the company's return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced early in the third quarter of 2003 (see Restructuring Costs), the company expects to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, accounting principles generally accepted in the U.S. include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a charge to the tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of the company's U.S. deferred tax assets for which future income was previously assumed. At June 30, 2003, the c ompany continued to rely on the availability of various qualified tax planning strategies to conclude that approximately $70 million of deferred tax assets do not require valuation allowances.

      Management will continue to reassess its conclusions regarding the amount of valuation allowances that are required on a quarterly basis. To the extent that the company generates taxable income in the future, all or a portion of the valuation allowances may be reversed. Conversely, future reassessments may result in a requirement to record additional valuation allowances.

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

      As of June 30, 2003, the company could receive up to $45 million, of which $38 million was utilized, at a cost of funds linked to commercial paper rates. The amount available to the company will be reduced by $2.5 million effective with each of the sales of the company's grinding wheels and round metalcutting tools businesses for a total reduction of $5.0 million. Although the receivables purchase agreement does not expire until August, 2004, the related liquidity facility backed by the financial institution and three other commercial banks, which requires periodic renewals at their option, currently expires on December 31, 2003. The third party financial institution and certain other participants in the liquidity facility have advised the company that they do not intend to extend the liquidity facility beyond December 31, 2003. Alternative lenders have expressed an interest in executing other forms of receivables financing arrangements under certain cond itions. However, no commitments have been obtained and there is no assurance as to the amounts that would be available or as to whether the terms of such arrangements would be acceptable to the company.

      At June 30, 2003, March 31, 2003, December 31, 2002, June 30, 2002, March 31, 2002 and December 31, 2001, the undivided interest in the company's gross accounts receivable from continuing operations that had been sold to the third-party purchaser aggregated $32.1 million, $33.9 million, $34.6 million, $28.0 million, $31.2 million and $36.3 million, respectively. The amounts sold are reported as reductions of accounts receivable in the Consolidated Condensed Balance Sheets as of the respective dates. Increases and decreases in the amounts sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other expense-net in the Consolidated Condensed Statements of Operations. Costs related to the sales in the first two quarters of 2003 and 2002 were $.8 million and $.5 million, respectively.

      Certain of the company's non-U.S. subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At June 30, 2003 and December 31, 2002, the gross amounts of accounts receivable that had been sold under these arrangements totaled $5.6 million and $5.0 million, respectively.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At June 30, 2003 and December 31, 2002, the company's maximum exposure under these arrangements totaled $11.4 million and $12.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.

Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $147.6 million and $143.3 million at June 30, 2003 and December 31, 2002, respectively. The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Other Assets
The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

(In millions)	June 30, 2003	Dec. 31, 2002

Deferred Income Taxes	$40.5	$40.6
Refundable Income Taxes	6.4	15.2
Other	15.6	13.8

	$62.5	$69.6

Other Noncurrent Assets

(In millions)	June 30, 2003	Dec. 31, 2002

Deferred income taxes net of valuation allowance	$66.1	$132.4
Other	47.5	45.4

	$113.6	$177.8

Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

(In millions)	June 30, 2003	Dec. 31, 2002

Accrued salaries, wages and other compensation	$20.7	$22.6
Reserves for post-closing adjustments and transaction costs on divestitures	17.0	43.3
Accrued and deferred income taxes	13.3	6.7
Other accrued expenses	59.2	66.3

	$110.2	$138.9

      The following table summarizes changes in the company's warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Balance at beginning of period	$5.8	$5.5	$5.9	$6.0
Accruals	.8	.4	1.8	1.1
Payments	(.3)	(.6)	(.3)	(1.3)
Warranty expirations	(.5)	(.1)	(1.2)	(.6)
Foreign currency translation adjustments	.5	.2	.1	.2

Balance at end of period	$6.3	$5.4	$6.3	$5.4

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	June 30, 2003	Dec. 31, 2002

Accrued pensions and other compensation	$41.2	$39.2
Minimum pension liability	117.6	117.7
Accrued postretirement health care benefits	32.7	33.3
Accrued and deferred income taxes	21.3	20.9
Other	28.7	33.0

	$241.5	$244.1

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	June 30, 2003	Dec. 31, 2002

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	132.6	118.1
Capital lease obligations	17.4	17.5
Other	6.3	5.9

	271.3	256.5

Less current maturities	(116.3)	(1.1)

	$155.0	$255.4

Lines of Credit
      At June 30, 2003, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $115 million, including a $75 million committed revolving credit facility that expires on March 15, 2004. These credit facilities support the discounting of receivables, letters of credit and leases in addition to providing borrowings under varying terms. At June 30, 2003, $54 million of the revolving credit facility was utilized including outstanding letters of credit of $12 million.

      The company has pledged as collateral for borrowings under the revolving credit facility the capital stock of its principal domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets. The facility limits the payment of cash dividends and the incurrence of new debt and imposes certain restrictions on share repurchases, capital expenditures and cash acquisitions.

      The revolving credit facility includes a number of financial and other covenants, the most significant of which requires the company to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At June 30, 2003, Milacron was in compliance with this covenant.

      At June 30, 2003, the company had the ability to borrow an additional $21 million for general corporate purposes under the revolving credit facility. The company could also borrow approximately $20 million under existing lines of credit other than the facility.

      Subsequent to June 30, 2003, the revolving credit facility was amended to lower the specified minimum levels of four quarter trailing cumulative consolidated EBITDA for the quarters ending September 30 and December 31, 2003 and to exclude from 2003 EBITDA planned restructuring charges. The facility was also amended to: (i) accelerate a reduction in the facility to $65 million at August 13, 2003 (a further reduction to $55 million at December 15, 2003 is also required), (ii) prohibit additional borrowings of revolving loans under the facility unless all domestic cash is expected to be less than $5 million at the time of such borrowing, (iii) eliminate all financial covenants other than the covenant requiring the company to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA, and (iv) reduce the aggregate amount of permitted capital expenditures in 2003 to $11 million.

Shareholders' Equity
      In the first two quarters of 2003, a total of 144,741 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit plans. This increase was partially offset by the forfeiture of 82,943 restricted shares that were added to the treasury share balance in lieu of their cancellation.

      In the first two quarters of 2002, a total of 232,416 treasury shares were reissued in connection with grants of restricted shares, stock option exercises and contributions to employee benefit programs. An additional 75,344 shares were reissued in connection with the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 56,139 restricted shares that had been granted in prior years.

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

      On May 23, 2003, the company's shareholders adopted an amendment to the company's certificate of incorporation to eliminate the right of holders of common shares to ten votes per share upon satisfaction of certain ownership tenure requirements. In the past, holders of common shares were entitled to cast ten votes for each share that had been beneficially owned for at least 36 consecutive calendar months. As a result of the change, each common share will now be entitled to one vote irrespective to the period of time it has been owned.

Comprehensive Loss
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Net loss	$(91.3)	$(31.1)	$(99.6)	$(231.9)
Foreign currency translation adjustments	5.3	11.6	9.0	8.5
Reclassification to loss on anticipated sale of Widia and Werkö	-	13.1	-	13.1
Change in fair value of foreign currency exchange contracts	-	(.1)	(.1)	(.1)

Total comprehensive loss	$(86.0)	$(6.5)	$(90.7)	$(210.4)

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	June 30, 2003	Dec. 31, 2002

Foreign currency translation adjustments	$(25.5)	$(34.6)
Minimum pension liability adjustment	(95.4)	(95.4)
Fair value of foreign currency exchange contracts	.1	.2

	$(120.8)	$(129.8)

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

Organization
      The company has four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the "Organization" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the second quarters of 2003 and 2002 and for the six month periods ended June 30, 2003 and 2002 are presented in the following tables.

Total Sales by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Plastics technologies
Machinery technologies — North America	$74.7	$74.9	$163.0	$143.3
Machinery technologies — Europe	38.9	27.7	73.9	51.5
Mold technologies	43.0	44.8	87.6	90.7
Eliminations (a)	(1.3)	(1.6)	(4.3)	(3.7)

Total plastics technologies	155.3	145.8	320.2	281.8
Industrial fluids	26.3	24.1	51.6	46.6

Total sales	$181.6	$169.9	$371.8	$328.4

(a)	Represents the elimination of sales between plastics technologies segments.

Customer Sales by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Plastics technologies
Machinery technologies — North America	$74.3	$74.5	$162.0	$142.5
Machinery technologies — Europe	38.0	26.5	70.6	48.6
Mold technologies	43.0	44.8	87.6	90.7

Total plastics technologies	155.3	145.8	320.2	281.8
Industrial fluids	26.3	24.1	51.6	46.6

Total sales	$181.6	$169.9	$371.8	$328.4

      Consistent with the company's internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Operating Information by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Operating profit (loss)
Plastics technologies
Machinery technologies — North America (a)	$(1.6)	$(.7)	$.5	$.7
Machinery technologies — Europe	(1.8)	(2.1)	(2.5)	(5.1)
Mold technologies	.1	2.3	.4	4.8

Total plastics technologies	(3.3)	(.5)	(1.6)	.4
Industrial fluids	3.7	3.3	7.2	7.1
Restructuring costs (b)	(6.3)	(2.9)	(12.3)	(7.9)
Corporate expenses	(3.7)	(4.0)	(7.2)	(7.9)
Other unallocated expenses (c)	(.7)	(1.0)	(1.5)	(1.8)

Operating loss	(10.3)	(5.1)	(15.4)	(10.1)
Interest expense-net	(5.8)	(6.1)	(11.0)	(11.7)

Loss before income taxes	$(16.1)	$(11.2)	$(26.4)	$(21.8)

(a)	For the six months ended June 30, 2002, includes royalty income of $4.5 million from the licensing of patented technology.
(b)	In the second quarter of 2003, $.9 million relates to machinery technologies — North America, $2.4 million relates to machinery technologies — Europe and $3.0 million relates to mold technologies. In the second quarter of 2002, $.2 million relates to machinery technologies — North America, $2.5 million relates to mold technologies and $.2 million related to corporate expenses. For the six months ended June 30, 2003, $3.7 million relates to machinery technologies — North America, $4.6 million relates to machinery technologies — Europe and $4.0 million relates to mold technologies. For the six months ended June 30, 2002, $3.0 million relates to machinery technologies — North America, $4.7 million relates to mold technologies and $.2 million relates to corporate expenses.
(c)	Includes financing costs related to the sale of accounts receivable.

Earnings Per Common Share
      Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. In both 2003 and 2002, weighted-average shares assuming dilution excludes the effects of potentially dilutive stock options and restricted shares because their inclusion would result in a smaller loss per common share.

Subsequent Event
      As described in the note captioned "Lines of Credit," on August 13, 2003, the company's revolving credit agreement was amended.

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                  (Unaudited)

      Milacron operates in four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. The first three segments comprise Milacron's plastics technologies business.

Acquisitions
      As discussed in the notes to the Consolidated Condensed Financial Statements, during the first quarters of 2002 and 2003 Milacron increased to 100% its percentage ownership interests in two injection molding sales companies in Europe that had previously been accounted for on the equity method. In the first quarter of 2003, Milacron also purchased the remaining 25% of the shares of a consolidated subsidiary in Canada that manufactures mold components for injection molding.

Presence Outside the U.S.
      Beginning with the acquisition of Ferromatik in 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. In the first two quarters of 2003, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Canada and Mexico 7%; Asia 5%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the second quarter of 2003, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2002. As a result, Milacron experienced favorable translation effects on both sales and new orders of approximately $11 million each. The effect on earnings was not significant.

      Between December 31, 2002 and June 30, 2003, the euro strengthened against the dollar by approximately 7.5% which caused the majority of a $9 million increase in consolidated shareholders' equity due to favorable foreign currency translation adjustments.

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

Deferred Tax Assets and Valuation Allowances
      At December 31, 2002, Milacron had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the effect of adopting Statement of Financial Accounting Standards No. 142 and a charge to equity related to minimum pension funding. At December 31, 2002, we had provided valuation allowances against some of the non-U.S. assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets - particularly those assets related to net operating loss carryforwards - are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its short-term and long-range internal operating plans, which are based on the current economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company's various operations.

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

      At December 31, 2002 and March 31, 2003, no valuation allowances had been provided with respect to the U.S. deferred tax assets based on a "more likely than not" assessment of whether they will be realized. This decision was based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. plastics industry. Higher sales and order levels in 2003 and beyond, combined with the significant reductions in Milacron's cost structure that have been achieved in recent years, were expected to result in improved operating results in relation to the losses incurred in 2001 and 2002.

      As of June 30, 2003, however, management determined that valuation allowances are required for at least a portion of the U.S. deferred tax assets. This conclusion was based on the expectation that a recovery in the U.S. plastics industry and Milacron's return to profitability in the U.S. will be delayed longer than originally expected. Due principally to this revised outlook for 2003, Milacron recorded valuation allowances totaling $71 million in the second quarter.

      Management will continue to reassess its conclusions regarding the amount of U.S. valuation allowances that are required on a quarterly basis. Further delays in a recovery in the U.S., particularly in capital spending in the plastics industry, could result in changes in management's estimates and the related assumptions and a requirement to record additional valuation allowances against the U.S. deferred tax assets. This could result in a further increase in income tax expense and a corresponding decrease in shareholders' equity in the period of the change.

Results of Operations
      In an effort to help readers better understand the composition of Milacron's operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 24 of this Form 10-Q under the caption "Comparative Operating Results," (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Pension Income and Expense
      In 2002 and prior years, Milacron recorded significant amounts of income related to its defined benefit pension plan for certain U.S. employees. For all of 2002, pension income for the plan totaled $9.4 million, including $2.2 million in the second quarter. Of these amounts, $7.6 million and $1.8 million, respectively, related to Milacron's continuing operations. However, because of the significant decrease in the value of the plan's assets and changes in the rate-of-return on assets and discount rate assumptions, we currently plan to record pension income related to continuing operations of $.6 million in 2003. Originally, we had expected to incur pension expense in 2003 of as much as $1 million, but favorable experience in relation to the plan's actuarial assumptions in 2002 are now expected to result in the modest amount of income discussed above. As discussed further below, however, the fluctuation between years has negatively affected margins, selling and administrative expense and earnings. Despite the improvement for 2003, we still expect to incur significant pension expense in future years, including as much as $7 to $8 million in 2004. Cash contributions are currently projected to be approximately $4 million in 2004.

New Orders and Sales
      In the second quarter of 2003, consolidated sales were $182 million, an increase of $12 million, or 7%, in relation to the comparable period of 2002. Consolidated new orders increased by $21 million, or 12%, from $169 million in the second quarter of 2002 to $190 million in 2003. The increase in sales resulted principally from favorable currency effects which also contributed approximately one half of the increase in new orders. In the second quarter of 2003, consolidated new orders also includes approximately $26 million of new orders taken at the triennial National Plastics Exposition (NPE) that was held late in June. Despite the increases in relation to the second quarter of 2002, sales and order levels continued to be penalized by low levels of industrial production and capital spending in the plastics processing industry.

      For the first six months of 2003, consolidated sales totaled $372 million, an increase of $44 million, or 13%, in relation to sales of $328 million in the comparable period of 2002. New orders totaled $377 million in the first half of 2003 compared to $339 million in 2002. Favorable currency effects resulting principally from the comparative strength of the euro in relation to the U.S. dollar contributed approximately $21 million of the increases in sales and orders.

      Export orders were $16 million in the second quarter of 2003 compared to $18 million in 2002. Export sales decreased from $18 million to $17 million. For the first six months of 2003, export orders totaled $34 million and export sales were $35 million. In the comparable period of 2002, export orders and sales were both $31 million. Sales of all segments to non-U.S. markets, including exports, totaled $84 million in the second quarter of 2003 compared to $73 million in 2002. Non-U.S. sales were $164 million in the first six months of 2003 compared to $137 million in the comparable period of 2002. For the first two quarters of 2003 and 2002, products sold outside the U.S. were approximately 44% and 42% of sales, respectively, while products manufactured outside the U.S. represented 39% and 37% of sales, respectively.

      Milacron's backlog of unfilled orders at June 30, 2003 was $85 million compared to $76 million at both December 31, 2002 and June 30, 2002.

Margins, Costs and Expenses
      Including restructuring costs related to product line discontinuation, the consolidated manufacturing margin was 15.5% in the second quarter of 2003 compared to 18.5% in 2002. Excluding restructuring costs, margins were 17.6% in the second quarter of 2003. Margins remained low in relation to historical levels due to reduced sales volume and the related underabsorption of manufacturing costs. Competitive pricing pressures for plastics processing machinery in both North America and Europe and a $1.1 million decrease in the amount of pension income included in cost of products sold also contributed to the unfavorable comparison, which occurred despite our recent cost cutting initiatives and process improvements. As discussed below, in response to low levels of demand - particularly in the plastics processing industry - we initiated restructuring actions late in 2002 and early in 2003 for the purpose of further lowering our cost structure. Additional actions wer e announced early in the third quarter of 2003.

      The consolidated manufacturing margin for the first six months of 2003 was 16.1% compared to 17.3% in the comparable period of 2002. Excluding restructuring costs, the consolidated margin was 17.1% in the first six months of 2003. As was the case for the second quarter, the results for 2003 reflect the effects of discounting in the plastics processing machinery industry and a $2.6 million reduction of U.S. pension income. The cost-cutting initiatives that have been completed to date and that are currently in progress, combined with our implementation of Six Sigma and Lean Manufacturing techniques, helped to minimize an adverse comparison.

      Total selling and administrative expense increased in dollar amount in the second quarter of 2003 due to higher variable selling costs arising from increased sales, costs associated with the NPE show and a $.4 million of reduction in pension income. As a percentage of sales, selling expense increased from 13.9% to 15.3%. Administrative expense decreased in amount and as a percentage of sales.

      For the first six months of 2003, selling and administrative expense totaled $64.5 million compared to $59.8 million in 2002. As a percentage of sales, selling expense held steady at 13.9% but increased in dollar amount due in part to higher variable selling expense and NPE-related costs. In the first six months of 2002, selling expense included $1.0 million of pension income compared to less than $.1 million in 2003.

      Other expense-net decreased from $2.6 million in the second quarter of 2002 to $1.6 million in 2003. Other expense-net increased from income of $.9 million in the first six months of 2002 to expense of $2.3 million in 2003. The former amount includes $4.5 million of royalty income from the licensing of patented technology.

      Interest expense net of interest income decreased modestly due to lower interest rates and average debt levels.

Restructuring Costs
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in November, 2002, we announced additional restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also be moved to a smaller, more cost-effective location near the present facility. In another action, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was discontinued and transferred to other facilities in North America.

      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. The restructuring has resulted in the elimination of approximately 35 positions at Magenta.

      Early in the second quarter of 2003, we initiated a plan to close the special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another facility. Certain other production will be outsourced. The closure is expected to result in restructuring costs of approximately $3.6 million - including $2.8 million in the second quarter - and the elimination of approximately 65 positions. Cash costs are expected to be approximately $3 million and the annual cost savings are expected to be almost $1 million.

      In total, the actions initiated in 2002 and 2003 that are discussed above resulted in pretax restructuring expense of $6.1 million and cash costs of $2.6 million in the second quarter of 2003. For the six months ended June 30, 2003, these actions resulted in restructuring expense of $11.6 million and cash costs of $5.4 million. An additional $.6 million related to the integration of EOC and Reform (as discussed below) was also charged to expense in the first two quarters of 2003. In the second quarter of 2002 and for the six months ended June 30, 2002, pretax restructuring expense totaled $2.9 million and $7.9 million, respectively, and related to actions initiated in 2001 to consolidate manufacturing operations and reduce Milacron's cost structure and to integrate the operations of EOC and Reform, two businesses acquired earlier in the year, with Milacron's existing mold base and components businesses in Europe.

      Early in the third quarter of 2003, we announced additional restructuring initiatives that focus on further overhead cost reductions in each of Milacron's plastics technologies segments and at the corporate office. These actions, which involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of approximately 300 positions worldwide and restructuring costs of $10 to $11 million during the second half of 2003. Cash costs related to these initiatives, which are expected to reduce Milacron's overhead by over $20 million annually, will be $8 to $10 million, more than 75% of which will be spent in 2003.

      For all of 2003, restructuring costs related to the actions discussed above, including $5 to $6 million to complete the actions initiated in 2002, are expected to total between $24 and $25 million. Cash costs for all of 2003 are expected to be $16 to $17 million.

Results by Segment
      The following sections discuss the operating results of Milacron's business segments which are presented in tabular form on pages 16 and 17 of this Form 10-Q.

      Machinery technologies - North America - The machinery technologies - North America segment had new orders of $84 million in the second quarter of 2003, an increase of $8 million, or 11%, in relation to orders of $76 million in 2002. The increase in new business was due in part to orders taken at the NPE show late in June. Sales totaled $75 million in the second quarters of both 2003 and 2002. The segment's manufacturing margin improved as a result of higher sales volume and the benefits derived from our restructuring initiatives and cost reduction programs despite weaker price realization and reduced pension income. Excluding restructuring costs of $.9 million, the segment had an operating loss of $1.6 million in the second quarter of 2003 compared to a loss of $.7 million in 2002, which also excludes $.2 million of restructuring costs. The segment's results in 2003 were adversely affected by a $1.3 million reduction in U.S. pension income.

      For the first six months of 2003, the segment had new orders of $168 million and sales of $163 million compared to $153 million and $143 million, respectively, in the comparable period of the prior year. Manufacturing margins improved but the segment's operating profit excluding $3.7 million of restructuring costs was $.5 million in the first half of 2003, virtually unchanged from $.7 million in 2002, once again, excluding $3.0 million of restructuring costs. The 2002 operating profit amount includes $4.5 million of first quarter royalty income from the licensing of patented technology and $3.1 million of pension income recorded on a year-to-date basis in 2002. Pension income was negligible in the first half of 2003.

      Machinery technologies - Europe - The machinery technologies - Europe segment had new orders and sales of $39 million in the second quarter of 2003 compared to orders of $26 million and sales of $28 million in 2002. Approximately one half of the increases resulted from favorable currency effects. The segment's manufacturing margin improved but profitability was adversely affected by reduced price realization for injection molding machines. As was previously discussed, early in 2003 we initiated a plan to further restructure the segment's operations in Italy by discontinuing the manufacture of certain product lines at the Magenta facility and reducing staffing levels. The segment's second-quarter operating loss decreased modestly from $2.1 million in the second quarter of 2002 to $1.8 million in 2003 due in part to the benefits of this restructuring. The amount for 2003 excludes $2.4 million of expense related to the additional restructuring actions discussed above.

      The machinery technologies - Europe segment had new orders of $72 million in the first six months of 2003 compared to $53 million in the comparable period of 2002. The $19 million increase includes approximately $12 million that resulted from currency effects. The segment's sales totaled $74 million in 2003 and $52 million in 2002. Currency effects contributed $11 million of incremental sales in 2003. The segment's manufacturing margin improved and its operating loss excluding restructuring costs decreased from $5.1 million in the first half of 2002 to $2.5 million in 2003. Restructuring costs totaled $4.6 million in 2003.

      Mold technologies - Despite favorable currency effects of $3 million, new orders in the mold technologies segment decreased from $44 million in the second quarter of 2002 to $43 million in 2003. Sales decreased from $45 million to $43 million. The decreases were due in part to low levels of industrial production and capacity utilization in the U.S. and European plastics processing industries. The segment's manufacturing margin decreased and its profitability continued to be adversely affected by inefficiencies related to the consolidation of its U.S. and European operations into more efficient facilities. As a result of these factors, the segment's operating profit excluding restructuring costs decreased from $2.3 million in the second quarter of 2002 to $.1 million in 2003 as a modest profit in North America was offset by losses in Europe. Restructuring costs were $3.0 million in 2003 and $2.5 million in 2002.

      The mold technologies segment had new orders and sales of $87 million and $88 million, respectively, in the first six months of 2003. In the comparable period of 2002, orders totaled $90 million and sales were $91 million. The $3 million decreases in new orders and sales occurred despite favorable currency effects. The segment's manufacturing margin was lower and its operating profit excluding restructuring costs decreased from $4.8 million in the first half of 2002 to $.4 million in 2003. Restructuring costs were $4.0 million and $4.7 million in 2003 and 2002, respectively.

      Industrial fluids - The industrial fluids segment had new orders and sales of $26 million in the second quarter of 2003 compared to $24 million in 2002 with both increases being due principally to favorable currency effects. The segment's manufacturing margin decreased modestly but its operating profit increased from $3.3 million in 2002 to $3.7 million in 2003 despite higher energy-related costs and the absence of $.3 million of pension income.

      For the first six months of 2003, the industrial fluids segment had new orders and sales of $52 million compared to $47 million in 2002. Currency effects contributed a majority of the increases. Although manufacturing margins were slightly lower, the segment's operating profit increased modestly from $7.1 million in 2002 to $7.2 million in 2003.

Loss Before Income Taxes
      Milacron's pretax loss for the second quarter of 2003 was $16.1 million which includes restructuring costs of $6.3 million. In the comparable period of 2002, Milacron's pretax loss was $11.2 million including restructuring costs of $2.9 million. The pretax loss for 2003 includes $1.6 million less pension income than in 2002.

      For the six-month period ended June 30, 2003, Milacron had a pretax loss of $26.4 million compared to $21.8 million in the equivalent period of 2002. The loss for 2003 includes restructuring costs of $12.3 million. In 2002, restructuring costs totaled $7.9 million and pension income was $3.6 million. Pretax results for 2002 also included the previously discussed royalty income of $4.5 million.

Income Taxes
      As was previously discussed, Milacron recorded a $71 million charge to the second quarter, 2003 provision for income taxes to establish valuation allowances against a portion of its U.S. deferred tax assets. This adjustment resulted in a second quarter tax expense of $72.2 million despite a pretax loss of $16.1 million. In the second quarter of 2002, Milacron recorded a tax benefit of $3.3 million representing an effective benefit rate of 29%.

      Because of the aforementioned factors, Milacron's provision for income taxes for the six months ended June 30, 2003 was $69.5 million while the pretax loss for the period totaled $26.4 million. In the comparable period of 2002, the effective tax benefit rate was 32%. The rates for the second quarter and year-to-date period of 2002 were lower than the U.S. federal statutory rate adjusted for state and local income taxes due to the establishment of valuation allowances in certain non-U.S. jurisdictions.

      Consolidated income tax expense related to profitable non-U.S. jurisdictions for the remainder of 2003 is expected to total approximately $1 million.

Loss From Continuing Operations
      Including the effects of the U.S. income tax adjustment, Milacron's second quarter, 2003 loss from continuing operations was $88.3 million, or $2.63 per share, compared to a loss of $7.9 million, or $.24 per share, in 2002. The loss for 2003 includes the unfavorable tax adjustment of $71 million and after-tax restructuring costs of $6.3 million while the amount for 2002 includes after-tax restructuring costs of $2.0 million. After-tax pension income for the principal U.S. plan was $.2 million in the second quarter of 2003 compared to income of $1.1 million in 2002.

      For the first two quarters of 2003, Milacron had a loss from continuing operations of $95.9 million, or $2.86 per share, which includes the $71 million tax adjustment and after-tax restructuring costs of $11.1 million. Including after-tax restructuring costs of $5.1 million and after-tax royalty income of $2.8 million, Milacron's loss from continuing operations for the first half of 2002 was $14.9 million, or $.45 per share. In the first six months of 2002, after-tax pension income totaled $2.2 million compared to an insignificant amount in 2003.

Discontinued Operations
      In both 2003 and 2002, the loss from discontinued operations includes the operating results of Milacron's grinding wheels and round metalcutting tools operations, two businesses for which we began seeking strategic alternatives in the third quarter of 2002. In 2002, discontinued operations also includes the results of Milacron's Widia, Werkö and Valenite metalcutting tools operations, the divestitures of which were completed in the third quarter of that year. In the second quarter of 2002 and for the six months ended June 30, 2002, discontinued operations also includes an after-tax loss of $15.3 million on the then anticipated sale of Widia and Werkö. The operating losses incurred in both years resulted from depressed levels of industrial production in North America, Europe and India and inefficiencies associated with managing businesses in the process of being sold.

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

Net Loss
      Including the $71 million tax adjustment, restructuring costs and the results of discontinued operations, Milacron had a net loss of $91.3 million, or $2.72 per share, in the second quarter of 2003. In the second quarter of 2002, the company's net loss was $31.1 million, or $.93 per share.

      For the first six months of 2003, Milacron's net loss was $99.6 million, or $2.97 per share, which includes the effects of the previously discussed tax adjustment and restructuring costs. In the comparable period of 2002, Milacron's net loss was $231.9 million, or $6.94 per share, which includes the cumulative effect charge discussed above and restructuring costs.

Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding Milacron's segment operating earnings (loss) including these amounts.

Machinery Technologies — North America Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Segment operating earnings (loss) as reported (a)	$(1.6)	$(.7)	$.5	$.7
Restructuring costs	(.9)	(.2)	(3.7)	(3.0)

Adjusted operating loss (a)	$(2.5)	$(.9)	$(3.2)	$(2.3)

(a)	For the six months ended June 30, 2002, includes $4.5 million of royalty income from the licensing of patented technology.

Machinery Technologies — Europe Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Segment operating loss as reported	$(1.8)	$(2.1)	$(2.5)	$(5.1)
Restructuring costs	(2.4)	-	(4.6)	-

Adjusted operating loss	$(4.2)	$(2.1)	$(7.1)	$(5.1)

Mold Technologies Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2003	2002	2003	2002

Segment operating earnings as reported	$.1	$2.3	$.4	$4.8
Restructuring costs	(3.0)	(2.5)	(4.0)	(4.7)

Adjusted operating earnings (loss)	$(2.9)	$(.2)	$(3.6)	$.1

      The industrial fluids segment had no restructuring costs in 2003 or 2002.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At June 30, 2003, Milacron had outstanding forward contracts totaling $.2 million compared to $5.0 million at December 31, 2002, and $28.5 million at June 30, 2002. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at June 30, 2003 or June 30, 2002 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At June 30, 2003, Milacron had fixed interest rate debt of $260 million, including $115 million of 8 3/8% Notes due March 15, 2004, and €115 million ($133 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $55 million, with interest fluctuating based primarily on changes in LIBOR. At June 30, 2002 and December 31, 2002, fixed rate debt totaled $241 million and $246 million, respectively, and floating rate debt totaled $322 million and $56 million, respectively. We also sell up to $45 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately million at June 30, 2003, $.4 million at December 31, 2002 and $2.0 million at June 30, 2002.

Liquidity and Sources of Capital
      At June 30, 2003, Milacron had cash and cash equivalents of $67 million, a decrease of $55 million from December 31, 2002. Approximately $24 million of the decrease resulted from the payment of post-closing adjustments related to the divestitures of Valenite and Widia and Werkö which were sold in 2002.

      Operating activities used $17 million of cash in the second quarter of 2003 compared to $2 million of cash provided in 2002. The negative cash flow in 2003 was due in part to a significant reduction in trade accounts payable due to inventory reductions and the timing of inventory purchases during the quarter. In 2002, reductions in inventories provided $10 million of cash which was partially offset by reductions of current liabilities. For the first six months of 2003, operating activities used $22 million of cash compared to $20 million of cash provided in the comparable period of 2002. The usage of cash in 2003 reflects the reduction of trade accounts payable discussed above as well as similar reductions in other current liabilities. In 2002, reductions in inventories resulting from our working capital management programs provided $23 million of cash which was partially offset by reductions in other current liabilities that resulted from reduced purchas ing and slower business activity.

      Cash flows from investing activities were negligible on a net basis in the second quarters of both 2003 and 2002. For the first six months of 2003, investing activities used $32 million of cash, including $24 million for post-closing adjustments related to the divestitures of Valenite and Widia and Werkö and $7 million for the previously discussed increases in ownership interest in two affiliates. In the first six months of 2002, investing activities provided $1 million of cash as the proceeds from the sale and operating leaseback of assets were substantially offset by capital expenditures and acquisition costs.

      Cash flows from financing activities were negligible in the second quarter of 2003 but used $23 million of cash in 2002 due to repayments of borrowings under lines of credit. For the first two quarters of 2003, financing activities used $3 million of cash compared to a usage of $34 million in 2002. Both amounts resulted principally from repayments of debt.

      Milacron's current ratio related to continuing operations was 1.1 at June 30, 2003 compared to 1.6 at December 31, 2002 and 1.7 at June 30, 2002. The change from the earlier dates is due to the reclassification of $115 million of 8 3/8% Notes due March 15, 2004 from noncurrent liabilities at June 30, 2002 and December 31, 2002 to current liabilities at June 30, 2003.

      Total debt was $315 million at June 30, 2003 compared to $302 million at December 31, 2002. The increase resulted entirely from currency effects despite $2 million of debt repayments during the year.

      Total shareholders' equity was $43 million at June 30, 2003, a decrease of $91 million from December 31, 2002. The decrease resulted from the net loss incurred in the first two quarters, which includes the effect of the $71 million tax provision adjustment in the second quarter.

      The company's debt obligations for the remainder of 2003 and beyond are shown in the following table. At June 30, 2003, obligations under operating leases are not significantly different from the amounts reported in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002.

Debt Obligations

(In millions)	2003	2004	2005	2006	After 2006

Long-term debt and lease obligations	$1.1	$117.6	$137.8	$2.1	$12.7
Revolving credit facility	-	42.0	-	-	-
Other lines of credit	2.0	-	-	-	-

Total debt obligations	$3.1	$159.6	$137.8	$2.1	$12.7

      Note: The above table excludes contingent liabilities of up to $17.0 million related to sales of receivables and loan guarantees.

      Our ability to satisfy our 2003 obligations and other short-term liquidity needs is a function of a number of factors, the most important of which include our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our receivables purchase agreement, the cash cost of our restructuring programs and our cash flow from operating activities.

      At June 30, 2003, we had cash and cash equivalents of approximately $67 million.

      At June 30, 2003, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $115 million, including a $75 million committed revolving credit facility that reduces to $55 million at year-end 2003. At June 30, 2003, $54 million of the revolving credit facility was utilized, including outstanding letters of credit of $12 million. The facility matures on March 15, 2004.

      Milacron had $67 million of cash and cash equivalents at June 30, 2003 and the ability to borrow an additional $21 million for general corporate purposes under the revolving credit facility. We could also borrow approximately $20 million under existing lines of credit other than the facility.

      The revolving credit facility includes a number of financial and other covenants, the most significant of which requires Milacron to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At June 30, 2003, Milacron was in compliance with this covenant.

      Subsequent to June 30, 2003, the revolving credit facility was amended to lower the specified minimum levels of four quarter trailing cumulative consolidated EBITDA for the quarters ending September 30 and December 31, 2003 and to exclude from 2003 EBITDA planned restructuring charges. The facility was also amended to: (i) accelerate a reduction in the facility to $65 million at August 13, 2003 (a further reduction to $55 million at December 15, 2003 is also required), (ii) prohibit additional borrowings of revolving loans under the facility unless all domestic cash is expected to be less than $5 million at the time of such borrowing, (iii) eliminate all financial covenants other than the covenant requiring Milacron to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA, and (iv) reduce the aggregate amount of permitted capital expenditures in 2003 to $11 million.

      For 2003, Milacron's significant cost cutting actions coupled with an expected modest, gradual improvement in business conditions cause us to believe that operating earnings will continue to increase, which would allow us to continue to meet the remaining financial covenant and the other covenants contained in the amended revolving credit facility. However, if unforeseen market conditions develop or the company is otherwise unable to meet the covenants, it is possible that it would not be in compliance. In that event, we would attempt to renegotiate the covenants with the bank group to assure compliance. However, our lenders' actions are not controllable by us and if the renegotiations were not successful, the company could be placed in default under the agreement, which would allow the lenders to declare the outstanding borrowings currently due and payable. In addition, due to cross-acceleration provisions in Milacron's other agreements, over 90% of our other debt could become payable in full and our receivables purchase program (as discussed below) could be terminated if we were in default under the revolving credit facility. Were these events to occur, we would experience a material adverse impact on our reported liquidity, financial position and results of operations.

      In addition to the revolving credit facility, as of June 30, 2003 we had a number of other credit lines totaling $40 million, of which approximately $20 million was available for future borrowing under various conditions. Under the terms of the revolving credit facility, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

      Milacron's debt and credit are rated by Standard & Poor's (S&P) and Moody's Investors Service (Moody's). S&P's corporate credit rating for Milacron is currently B-. The company's senior secured bank facility is also rated at B- and its senior unsecured debt is rated CCC+. Their outlook is "negative." On August 12, 2003, Moody's announced that it has changed Milacron's senior implied and senior secured rating to B3 and its senior unsecured rating to Caa1. Their outlook is "negative."

      None of the company's debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any future rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

      Another important source of liquidity is our accounts receivable purchase program with a third-party financial institution. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program at least through December 31, 2003 when the liquidity facility that supports the agreement is currently scheduled to expire. The third party financial institution and certain other participants in the liquidity facility have advised us that they do not intend to extend the liquidity facility beyond December 31, 2003. Alternative lenders have expressed an interest in executing other forms of receivables financing arrangements under certain conditions. However, no commitments have been obtained and there is no assurance as to the amounts that would be available or as to whether the terms of any such arrangements would be acceptable. At June 30, 2003, $38 million o f the $45 million facility was utilized. Of the total amount utilized, approximately $6 million relates to the grinding wheels and round metalcutting tools businesses that are being treated as discontinued operations. The amount available to the company will be reduced by $2.5 million effective with each of the dispositions of the grinding wheels and round metalcutting tools businesses for a total reduction of $5.0 million. To the extent that the amount of eligible accounts receivable increases due to improved business conditions, we expect to be able to utilize the remaining amounts available under the facility at least through 2003.

      Milacron expects to generate positive cash flow from operating activities for the balance of 2003, which will be partially offset by up to $6 to $7 million for capital expenditures.

      Assuming there is no significant deterioration in the markets we serve and we do not experience any unanticipated cash requirements, we believe that Milacron's current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company's operating and capital requirements for the remainder of 2003.

      Other than amounts payable in connection with the accounts receivable purchase program as described above, Milacron has no significant debt repayment obligations until March 15, 2004, at which time its revolving credit facility and $115 million of 8 3/8% public notes mature. We continue to evaluate and pursue a variety of possible alternatives to refinance our short-term and long-term debt. In furtherance of this effort, a special committee of the board of directors has been formed to provide advice and assistance in evaluating these various alternatives. However, if such alternatives were not available on terms and conditions satisfactory to the company, we may not be able to satisfy these obligations at their stated maturities and could be placed in default under the agreements governing the 8 3/8% public notes and under the revolving credit facility. In addition, due to cross-acceleration provisions in Milacron 's other agreements, over 90% of our other debt could become payable in full. Were these events to occur, we would experience a material adverse impact on reported liquidity, financial position and results of operations.

Cautionary Statement
      Milacron wishes to caution readers about all of the forward-looking statements in the "Management's Discussion and Analysis" section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect Milacron's actual results in 2003 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

  global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;
  fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;
  Milacron's continued ability to borrow under its lines of credit and sell accounts receivable under our receivables purchase agreement or a replacement agreement;
  fluctuations in interest rates which affect the cost of borrowing under Milacron's lines of credit and financing costs related to the sale of domestic accounts receivable;
  Milacron's ability to refinance the debt obligations due in 2004 and 2005 and potential increases in interest expense and financing costs as a result of any such refinancings;
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
27-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The information required by Item 3 is included in Item 2 on page 24 of this Form 10-Q.

Item 4. Controls and Procedures

      As of the end of the period covered by this report, the company conducted an evaluation (under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that as of the end of the period covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

      Since the end of the period covered by this report, there have not been any significant changes in internal controls or in other factors that could significantly affect the internal controls.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of Milacron Inc. was held on May 23, 2003.
(b) All director nominees were elected.
(c) The shareholders voted on the following matters.

Proposals and Vote Tabulations

	Votes Cast

	For	Against	Abstain	Non-Votes

Approval of proposal to eliminate supervoting rights	74,551,923	44,929,206	1,549,471	901,499

Approval of the appointment of independent auditors	104,722,856	16,349,073	860,170	0

Shareholder proposal	40,535,900	77,545,286	2,949,414	901,499

Election of Directors

	Votes For	Votes Withheld

Director
Darryl F. Allen	96,046,866	25,885,232
Ronald D. Brown	96,921,043	25,011,055
James E. Perella	96,669,939	25,262,160

Item 5. Other Information

      On August 8, 2003, the company announced that Harold J. Faig, who had been President and Chief Operating Officer since September 2002, has decided to take early retirement effective September 30, 2003 after 36 years of dedicated service with the company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
	Exhibit (31)	—	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
	Exhibit (32)	—	Certifications pursuant 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
— The company filed a current report on Form 8-K dated April 4, 2003 containing information pursuant to Items 5 and 7, concerning the postponement of the company's annual meeting of shareholders.
— The company filed a current report on Form 8-K dated April 15, 2003 containing information pursuant to Items 5 and 7, concerning the rescheduling of the company's annual meeting of shareholders and an additional agenda item to be voted on at such annual meeting.
— The company filed a current report on Form 8-K dated April 23, 2003 containing information pursuant to Items 7 and 12 (furnished pursuant to Item 9), concerning the company's first quarter earnings release.
— The company filed a current report on Form 8-K dated May 23, 2003 containing information pursuant to Items 5 and 7, concerning the adoption by the company's shareholders of an amendment to the company's restated certificate of incorporation at the company's annual meeting of shareholders.
— The company filed a current report on Form 8-K dated June 3, 2003 containing information pursuant to Items 5 and 7, concerning the filing of the company's restated certificate of incorporation with the Secretary of State of the State of Delaware.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	August 14, 2003	By:	/s/Ross A. Anderson

Ross A. Anderson Controller

Date:	August 14, 2003	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
	3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 3, 2003. — Incorporated herein by reference to the company's Form 8-K dated June 3, 2003.
	3.2	Amended and Restated By-Laws — Incorporated herein by reference to the company's Form 8-K dated June 3, 2003.
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1	8 3/8% Notes due 2004 — Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).
4.2	7 5/8% Guaranteed Bonds due 2005
— Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc.,
    Duetsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000.
— Incorporated herein by reference to the company's Form 10-K for the fiscal year ended
    December 31, 2002.
— Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000.
— Incorporated herein by reference to the company's Form 10-K for the fiscal year ended
December 31, 2002.
4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.
10.	Material Contracts:
	10.1	Milacron 1991 Long-Term Incentive Plan — Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.
	10.2	Milacron 1994 Long-Term Incentive Plan — Filed herewith.
	10.3	Milacron 1997 Long-Term Incentive Plan, as amended — Filed herewith.
	10.4	Milacron 2002 Short-Term Incentive Plan, as amended — Incorporated herein by reference to the company's Form 10-Q for quarter ended March 31, 2003.
	10.5	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
	10.6	Milacron Supplemental Retirement Plan, as amended — Filed herewith.
	10.7	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Filed herewith.
	10.9	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.
10.10	Amended and Restated Revolving Credit Agreement dated as of
November 30, 1998 among Milacron Inc., Cincinnati Milacron
Kunststoffmaschinen Europe GmbH, the lenders listed
therein and Bankers Trust Company, as Agent.
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.
	10.11	Milacron Compensation Deferral Plan, as amended — Filed herewith.
10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and
Chase Mellon Shareholder Services, L.L.C., as Rights Agent
— Incorporated herein by reference to the company's Registration Statement on Form 8-A (File No. 001-08485).
10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial
Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998.
— Incorporated herein by reference to the company's Form 8-K dated October 2, 1998.
10.14	Purchase and Sale Agreement between Johnson Controls, Inc.,
Hoover Universal, Inc., and Cincinnati Milacron Inc. dated August 3, 1998.
— Incorporated herein by reference to the company's Form 8-K dated September 30, 1998.
10.15	Amendment Number One dated as of March 31, 1999 to the Amended
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
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 906 Certificatons
99.	Additional Exhibits — not applicable

33-36