Form 10-Q
period 2003-09-30
MILACRON INC
filed 2003-11-13
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended September 30, 2003.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 10, 2003: 34,819,999

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Operations Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions, except share and per-share amounts)	2003	2002	2003	2002

Sales	$170.2	$173.3	$542.0	$501.7
Cost of products sold	139.0	141.7	447.1	413.4
Cost of products sold related to restructuring	-	-	3.8	-

Total cost of products sold	139.0	141.7	450.9	413.4

Manufacturing margins	31.2	31.6	91.1	88.3
Other costs and expenses
Selling and administrative	30.7	30.9	95.3	90.7
Goodwill impairment charge	52.3	-	52.3	-
Restructuring costs	6.4	1.9	14.8	9.8
Other expense - net	(.2)	1.5	2.0	.6

Total other costs and expenses	89.2	34.3	164.4	101.1

Operating loss	(58.0)	(2.7)	(73.3)	(12.8)
Interest
Income	.2	.5	1.2	1.5
Expense	(6.1)	(7.0)	(18.1)	(19.7)

Interest-net	(5.9)	(6.5)	(16.9)	(18.2)

Loss from continuing operations before income taxes and cumulative effect of change in method of accounting	(63.9)	(9.2)	(90.2)	(31.0)
Provision (benefit) for income taxes	1.8	(4.7)	71.4	(11.6)

Loss from continuing operations before cumulative effect of change in method of accounting	(65.7)	(4.5)	(161.6)	(19.4)
Discontinued operations net of income taxes
Loss from operations	(2.0)	(10.4)	(5.7)	(24.4)
Gain on sale of Valenite	-	29.4	-	29.4
Loss on sale of Widia and Werkö	-	-	-	(15.3)

Total discontinued operations	(2.0)	19.0	(5.7)	(10.3)
Cumulative effect of change in method of accounting	-	-	-	(187.7)

Net earnings (loss)	(67.7)	14.5	(167.3)	(217.4)

Earnings (loss) per common share - basic and diluted
Continuing operations	$(1.95)	$(.14)	$(4.81)	$(.59)
Discontinued operations	(.06)	.57	(.17)	(.30)
Cumulative effect of change in method of accounting	-	-	-	(5.61)

Net earnings (loss)	$(2.01)	$.43	$(4.98)	$(6.50)

Dividends per common share	$-	$.01	$.02	$.03

Weighted average common shares outstanding assuming dilution (in thousands)	33,684	33,508	33,620	33,464

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Sept. 30, 2003	Dec. 31, 2002

Assets
Current assets
Cash and cash equivalents	$62.8	$122.3
Notes and accounts receivable, less allowances of $13.3 in 2003 and $12.4 in 2002	102.7	89.3
Inventories
Raw materials	19.6	30.5
Work-in-process and finished parts	86.1	85.7
Finished products	30.7	31.4

Total inventories	136.4	147.6
Other current assets	57.5	69.6

Current assets of continuing operations	369.4	428.8
Assets of discontinued operations	9.0	16.0

Total current assets	368.4	444.8
Property, plant and equipment - net	143.0	149.8
Goodwill	95.1	143.3
Other noncurrent assets	110.5	177.8

Total assets	$717.0	$915.7

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Borrowings under lines of credit	$42.4	$45.0
Long-term debt and capital lease obligations due within one year	116.3	1.1
Trade accounts payable	66.3	68.8
Advance billings and deposits	12.1	17.5
Accrued and other current liabilities	105.9	138.9

Current liabilities of continuing operations	343.0	271.3
Liabilities of discontinued operations	2.3	10.9

Total current liabilities	345.3	282.2
Long-term accrued liabilities	243.6	244.1
Long-term debt	153.8	255.4

Total liabilities	742.7	781.7
Commitments and contingencies	-	-
Shareholders' equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 33.9 in 2003 and 33.8 in 2002)	33.9	33.8
Capital in excess of par value	284.4	283.5
Accumulated deficit	(227.5)	(59.5)
Accumulated other comprehensive loss	(122.5)	(129.8)

Total shareholders' equity (deficit)	(25.7)	134.0

Total liabilities and shareholders' equity (deficit)	$717.0	$915.7

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(67.7)	$14.5	$(167.3)	$(217.4)
Operating activities providing (using) cash
Loss from discontinued operations	2.0	10.4	5.7	24.4
Gain on sale of Valenite	-	(29.4)	-	(29.4)
Loss on sale of Widia and Werkö	-	-	-	15.3
Cumulative effect of change in method of accounting	-	-	-	187.7
Depreciation and amortization	5.0	6.1	16.3	17.4
Restructuring costs	6.4	1.9	18.6	9.8
Goodwill impairment charge	52.3	-	52.3	-
Deferred income taxes	(.3)	(12.6)	68.1	(14.1)
Working capital changes
Notes and accounts receivable	(8.2)	(6.3)	(6.3)	(.9)
Inventories	8.7	6.3	16.3	28.8
Other current assets	1.0	2.5	8.9	3.0
Trade accounts payable	7.4	.4	(5.7)	(.4)
Other current liabilities	(10.1)	10.9	(29.5)	1.9
Decrease (increase) in other noncurrent assets	2.8	(1.1)	1.0	(4.3)
Increase (decrease) in long-term accrued liabilities	2.1	(1.0)	(.4)	(1.6)
Other-net	.4	(.1)	1.5	2.1

Net cash provided (used) by operating activities	1.8	2.5	(20.5)	22.3
Investing activities cash flows
Capital expenditures	(1.1)	(.8)	(4.1)	(3.6)
Net disposals of property, plant and equipment	.1	1.7	2.4	7.3
Divestitures	4.1	308.8	(20.3)	308.8
Acquisitions	-	-	(6.5)	(1.9)

Net cash provided (used) by investing activities	3.1	309.7	(28.5)	310.6
Financing activities cash flows
Dividends paid	-	(.4)	(.8)	(1.2)
Issuance of long-term debt	-	-	-	11.5
Repayments of long-term debt	(.7)	(.2)	(1.7)	(.7)
Decrease in borrowings under lines of credit	(1.5)	(266.5)	(2.8)	(311.2)
Puchase of treasury and other common shares	-	-	-	.4

Net cash used by financing activities	(2.2)	(267.1)	(5.3)	(301.2)
Effect of exchange rate fluctuations on cash and cash equivalents	(.8)	(.3)	6.2	1.4
Cash flows related to discontinued operations	(6.3)	(5.9)	(11.4)	(9.0)

Increase (Decrease) in cash and cash equivalents	(4.4)	38.9	(59.5)	24.1
Cash and cash equivalents at beginning of period	67.2	75.3	122.3	90.1

Cash and cash equivalents at end of period	$62.8	$114.2	$62.8	$114.2

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Basis of Presentation
      In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the notes captioned "Discontinued Operations," "Goodwill Impairment Charge," "Restructuring Costs" and "Income Taxes," necessary to present fairly the company's financial position, results of operations and cash flows.

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

Stock-Based Compensation
      The company accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. Because all stock options outstanding under the company's 1997 Long-Term Incentive Plan and prior plans have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The following table illustrates on a pro forma basis the effect on net earnings or loss and earnings or loss per common share if the stock options granted from 1995 through 2003 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation.

Pro forma Loss

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions, except per-share amounts)	2003	2002	2003	2002

Net earnings (loss) as reported	$(67.7)	$14.5	$(167.3)	$(217.4)
Effect on reported earnings (loss) of accounting for stock options at fair value	(.1)	(.4)	(.5)	(1.7)

Pro forma net earnings (loss)	$(67.8)	$14.1	$(167.8)	$(219.1)

Earnings (loss) per common share - basic and diluted
As reported	$(2.01)	$.43	$(4.98)	$(6.50)

Pro forma	$(2.01)	$.42	$(4.99)	$(6.55)

Change in Method of Accounting
      Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As required by this standard, during 2002 the company completed the transitional reviews of recorded goodwill balances as of January 1, 2002. These transitional reviews resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 million after tax or $5.61 per share) that was recorded as the cumulative effect of a change in method of accounting as of January 1, 2002. Approximately 75% of the pretax charge related to the company's Uniloy and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation.

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

      On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools business to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the sale transaction. After deducting post-closing adjustments of approximately $20 million that were paid in the first quarter of 2003, transaction costs and the cost to increase the company's ownership interest in Widia India, the ultimate net cash proceeds from the sale were approximately $135 million, most of which was used to repay bank borrowings. In the second quarter of 2002, the company recorded an estimated loss on the anticipated sale of $15.3 million. Based on the actual sale proceeds and costs, the loss was adjusted to $14.9 million in the fourth quarter of the year. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that had been recorded in accumulated other comprehensive loss since the acquisition of Widia in 1995.

      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments of approximately $4 million that were paid in the first quarter of 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale were approximately $145 million, a majority of which was used to repay bank borrowings. The company recorded an after-tax gain on the sale of $29.4 million in the third quarter of 2002 which was adjusted to $31.3 million in the fourth quarter to reflect actual proceeds and expenses.

      During the third quarter of 2002, the company retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter, initiated plans for their sale. The disposition of the round metalcutting tools business was completed in the third quarter of 2003 in two separate transactions that resulted in a combined after-tax loss of $4.7 million. In the fourth quarter of 2002, the company had recorded an estimated loss on the sale of this business of $4.7 million so there was no effect on earnings in the third quarter of 2003. The sale of the grinding wheels business is expected to be completed later in 2003 or early in 2004.

      All of the businesses discussed above are reported as discontinued operations and the Consolidated Condensed Financial Statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Loss from Discontinued Operations

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Sales	$12.3	$70.1	$44.7	$307.9

Operating loss	(1.6)	(12.4)	(4.4)	(25.8)
Allocated interest expense	(.4)	(2.7)	(1.3)	(10.5)

Loss before income taxes and minority shareholders' interests	(2.0)	(15.1)	(5.7)	(36.3)
Provision (benefit) for income taxes	-	(3.6)	-	(9.8)

Loss before minority shareholders' interests	(2.0)	(11.5)	(5.7)	(26.5)
Minority shareholders' interests	-	(1.1)	-	(2.1)

Loss from discontinued operations	$(2.0)	$(10.4)	$(5.7)	$(24.4)

      As reflected in the preceding table, allocated interest expense includes interest on debt assumed by the respective buyers, interest on borrowings that were required to be repaid using a portion of the proceeds from the Widia and Werkö transaction and the Valenite transaction, interest on borrowings secured by assets of the businesses sold, and an allocated portion of other consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

      The major classes of assets and liabilities of the discontinued grinding wheels and round metalcutting tools businesses in the Consolidated Condensed Balance Sheets as of September 30, 2003 and December 31, 2002 are as follows:

Assets and Liabilities of Discontinued Operations

(In millions)	Sept. 30, 2003	Dec. 31, 2002

Notes and acounts receivable	.7	1.4
Inventories	3.4	7.9
Other current assets	2.8	.1
Property, plant and equipment-net	2.1	6.6

Total assets	9.0	16.0

Current portion of long-term debt	-	.4
Trade accounts payable	1.5	4.4
Other current liabilities	.6	1.4
Long-term debt	-	2.7
Long-term accrued liabilities	.2	2.0

Total liabilities	2.3	10.9

Net Assets	$6.7	$5.1

Goodwill Impairment Charge
      In the third quarter of 2003, the company recorded a goodwill impairment charge of $52.3 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The charge resulted from a downward adjustment of the future cash flows expected to be generated by these businesses due to the delay in the general economic recovery both in North America and Europe. The largest decrease in cash flow expectations related to the company's European mold base and components business due to continued weakness in the markets it serves. The third quarter charge - which was calculated by discounting estimated future cash flows - is preliminary and may be adjusted in the fourth quarter based on revised estimates of the fair values of certain tangible and intangible assets. The amount of any future adjustments cannot be determined at this time.

Restructuring Costs
      In 2001, the company's management formally approved plans to consolidate certain manufacturing operations and reduce the company's cost structure. Implementation of these plans resulted in pretax charges to earnings from continuing operations of $17.8 million, of which $4.2 million was charged to expense in the first three quarters of 2002. As they relate to continuing operations, the 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of approximately 450 manufacturing and administrative positions. The cash cost of implementing the plans was $11.2 million, of which $10.7 million was spent in the first three quarters of 2002.

      During 2001, the company's management also approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company's existing European mold base and components business. The total cost of the integration was $9.8 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $4.3 million in the first three quarters of 2002 and $.6 million in the first three quarters of 2003. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cash cost of the integration plan was $9.2 million, of which $7.4 million was spent in the first three quarters of 2002.

      In the third quarter of 2002, the company's management approved additional restructuring plans for the purpose of further reducing the company's cost structure in certain businesses and to reduce corporate costs as a result of the disposition of Widia, Werkö and Valenite. These actions resulted in third quarter, 2002 restructuring costs of $1.3 million.

      In November, 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also move to a smaller location near the existing facility. In another initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant has been phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of approximately $9.0 million. Of the total cost of the actions, $4.3 million was charged to expense in the fourth quarter of 2002. An additional $4.4 million was expensed in the first three quarters of 2003. The net cash cost of these initiatives is currently expected to be approximately $4 million, substantially all of which will be spent in 2003, including $2.8 million in the first three quarters. Both amounts are net of $1.5 million of proceeds from the sale of the Monterey Park plant that was received in the second quarter of 2003. The pretax annualized cost savings are expected to exceed $4 million, a majority of which will be realized in 2003.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.6 million, all of which was charged to expense in the first three quarters of the year. The restructuring involves the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy and the elimination of approximately 35 positions. The cash cost of the restructuring - all of which will be spent in 2003 - is expected to be approximately $1 million. Of this amount, $.6 million was spent in the first three quarters of the year. The annualized pretax savings are expected to be approximately $3 million, which began to be realized in the first quarter of 2003.

      Early in the second quarter of 2003, the company initiated a plan to close its special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production is being outsourced. The closure is expected to result in restructuring costs of approximately $3.8 million and the elimination of approximately 65 positions. Of the total cost, $2.9 million was charged to expense in the second and third quarters of 2003. Cash costs are expected to be approximately $3 million and the annual cost savings are expected to be in excess of $3 million.

      Early in the third quarter of 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of approximately 300 positions worldwide at a cost of $11 to $12 million during the second half of 2003. A total of $6.0 million was charged to expense in the third quarter in connection with these initiatives. Cash costs related to these initiatives will be approximately $8 to $9 million, of which $1.7 million was spent in the third quarter of 2003. An additional $4 million is expected to be spent in the fourth quarter. The annual cost savings are expected to be approximately $19 million.

      For all of 2003, restructuring costs related to the actions discussed above, including $4 to $5 million to complete the actions initiated in 2002, are expected to total between $25 and $26 million. Cash costs for the year are expected to be approximately $14 million of which approximately $4 to $5 million remains to be spent in the fourth quarter.

      The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the third quarters of 2003 and 2002 and the nine month periods ended September 30, 2003 and 2002.

Restructuring Costs

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Accruals for termination benefits and facility exit costs	$1.0	$-	$4.6	$.6
Supplemental retirement benefits	3.2	.8	3.2	2.9
Other restructuring costs
Costs charged to expense as incurred	2.2	.6	11.5	2.0
Reserve adjustments	-	-	(1.3)	-

	6.4	1.4	18.0	5.5

Costs related to EOC and Reform integrations	-	.5	.6	4.3

Total restructruing costs	$6.4	$1.9	$18.6	$9.8

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

Restructuring Reserves

	Three Months Ended Sept. 30, 2003				Nine Months Ended Sept. 30, 2003

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.4	$-	$-	$1.4	$1.7	$-	$(.3)	$1.4

Restructuring costs
Termination benefits	1.1	1.0	(.5)	1.6	3.1	4.6	(6.1)	1.6
Facility exit costs	-	-	-	-	.6	-	(.6)	-

	1.1	1.0	(.5)	1.6	3.7	4.6	(6.7)	1.6

Total reserves related to continuing operations	$2.5	$1.0	$(.5)	$3.0	$5.4	$4.6	$(7.0)	$3.0

	Three Months Ended Sept. 30, 2002				Nine Months Ended Sept. 30, 2002

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

Blow molding consolidation and EOC and Reform integration
Termination benefits	$3.0	$-	$(1.1)	$1.9	$4.2	$.7	$(3.0)	$1.9
Facility exit costs	.2	-	-	2	.2	-	-	.2

	3.2	-	(1.1)	2.1	4.4	.7	(3.0)	2.1

Restructuring costs
Termination benefits	2.6	-	(.7)	1.9	7.1	.3	(5.5)	1.9
Facility exit costs	.3	-	(.1)	.2	.8	.3	(.9)	.2

	2.9	-	(.8)	2.1	7.9	.6	(6.4)	2.1

Total reserves related to continuing operations	$6.1	$-	$(1.9)	$4.2	$12.3	$1.3	$(9.4)	$4.2

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

      Unaudited pro forma sales and earnings information for 2003 and 2002 is not presented because the amounts would not vary materially from the reported amounts.

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

      At December 31, 2002, the company had a U.S. federal net operating loss carryforward of $12 million which expires in 2022. Deferred tax assets related to this loss carryforward as well as to federal tax credit carryforwards and additional state and local loss carryforwards totaled $14 million. Additional deferred tax assets totaling approximately $127 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate loss carryforward expiration beyond 2022.

      Accounting principles generally accepted in the U.S. require that valuation allowances be established when it is more likely than not that all or a portion of recorded deferred tax assets will not be realized in the foreseeable future. The company reviews the need for new valuation allowances and the carrying amounts of previously recorded valuation allowances quarterly based on the relative amount of positive and negative evidence available at the time. Factors considered in these evaluations include management's short-term and long-range operating plans, the current and future utilization of net operating loss carryforwards, the expected future reversal of recorded deferred tax liabilities and the availability of qualified tax planning strategies. Valuation allowances are then established or adjusted as appropriate. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's provision for incom e taxes and effective tax rate.

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

      At June 30, 2003, however, management concluded that a recovery in the plastics industry and the company's return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003 (see Restructuring Costs), the company expects to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, accounting principles generally accepted in the U.S. include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances against a portion of the U.S. deferred tax assets.

      During the third quarter of 2003, the company recorded additional U.S. deferred tax assets of approximately $14 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $14 million. As of September 30, 2003, the company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to U.S. deferred tax assets totaling approximately $70 million.

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

      As of September 30, 2003, the company could receive up to $42.5 million, of which $27.0 million was utilized, at a cost of funds linked to commercial paper rates. The amount available to the company was reduced by $2.5 million effective with the sale of the round metalcutting tools business in September, 2003 and will be further reduced by an additional $2.5 million with the expected sale of the company's grinding wheels business. Although the receivables purchase agreement does not expire until August, 2004, the related liquidity facility backed by the financial institution and three other commercial banks expires on December 31, 2003. The third party financial institution and the other participants in the liquidity facility have advised the company that they do not intend to extend the liquidity facility beyond December 31, 2003. Alternative lenders have expressed an interest in executing other forms of receivables financing arrangements under certain conditions. However, no commitments have been obtained and there is no assurance as to the amounts that would be available or whether the terms of such arrangements would be acceptable to the company.

      At September 30, 2003, June 30, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and December 31, 2001, the undivided interest in the company's gross accounts receivable from continuing operations that had been sold to the third-party purchaser aggregated $24.6 million, $32.1 million, $34.6 million, $28.3 million, $28.0 million and $36.3 million, respectively. The amounts sold are reported as reductions of accounts receivable in the Consolidated Condensed Balance Sheets as of the respective dates. Increases and decreases in the amounts sold are reported as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Costs related to the sales are included in other expense-net in the Consolidated Condensed Statements of Operations. Costs related to the sales in the first three quarters of 2003 and 2002 were $1.1 million and $.9 million, respectively.

      Certain of the company's non-U.S. subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At September 30, 2003 and December 31, 2002, the gross amounts of accounts receivable that had been sold under these arrangements totaled $4.7 million and $5.0 million, respectively. At September 30, 2003, certain of these amounts were partially collateralized with $4.0 million of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheet.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At September 30, 2003 and December 31, 2002, the company's maximum exposure under these arrangements totaled $13.1 million and $12.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.

Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $95.1 million and $143.3 million at September 30, 2003 and December 31, 2002, respectively. The change during the period was due principally to the previously discussed goodwill impairment charge of $52.3 million, the effects of which were offset to some degree by foreign currency translation adjustments. The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Other Assets
      The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

(In millions)	Sept. 30, 2003	Dec. 31, 2002

Deferred income taxes	$40.5	$40.6
Redundable income taxes	1.4	15.2
Other	15.6	13.8

	$57.5	$69.6

Other Noncurrent Assets

(In millions)	Sept. 30, 2003	Dec. 31, 2002

Deferred income taxes net of valuation allowance	$66.1	$132.4
Other	44.4	45.4

	$110.5	$177.8

Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

(In millions)	Sept. 30, 2003	Dec. 31, 2002

Accrued salaries, wages and other compensation	$20.4	$22.6
Reserves for post-closing adjustments and transaction costs on divestitures	15.7	43.3
Accrued and deferred income taxes	11.6	6.7
Other accrued expenses	58.2	66.3

	$105.9	$138.9

      The following table summarizes changes in the company's warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Balance at beginning of period	$6.3	$5.4	$5.9	$6.0
Accruals	1.2	.9	3.4	2.0
Payments	(.1)	(.7)	(.4)	(2.0)
Warranty expirations	(.6)	(.1)	(1.7)	(.6)
Foreign currency translation adjustments	.2	-	.2	.1

Balance at end of period	$7.0	$5.5	$7.0	$5.5

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	Sept. 30, 2003	Dec. 31, 2002

Accrued pensions and other compensation	$41.1	$39.2
Minimum pension liability	120.6	117.7
Accrued postretirement health care benefits	31.9	33.3
Accrued and deferred income taxes	21.2	20.9
Other	28.8	33.0

	$243.6	$244.1

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Sept. 30, 2003	Dec. 31, 2002

8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	132.1	118.1
Capital lease obligations	17.0	17.5
Other	6.0	5.9

	270.1	256.5

Less current maturities	(116.3)	(1.1)

	$153.8	$255.4

Lines of Credit
      At September 30, 2003, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $101 million, including a $65 million committed revolving credit facility that expires on March 15, 2004. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. At September 30, 2003, $54 million of the revolving credit facility was utilized including outstanding letters of credit of $12 million. Additional borrowings of revolving loans under the facility are prohibited unless all domestic cash is expected to be less than $5 million at the time of such borrowing and are subject to certain other conditions. The amount available to the company under the facility reduces to $55 million effective December 15, 2003.

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

      The revolving credit facility includes a number of financial and other covenants, the most significant of which requires the company to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At September 30, 2003, Milacron was in compliance with all covenants.

      At September 30, 2003, the company had availability of approximately $21 million for use under certain circumstances under its existing lines of credit other than the revolving credit facility.

Shareholders' Equity
      In the first three quarters of 2003, a total of 208,345 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit plans. This reduction in treasury shares was partially offset by the forfeiture of 87,943 restricted shares that were added to the treasury share balance in lieu of their cancellation.

      Subsequent to September 30, 2003, the Board of Directors, after consideration of advice of independent compensation consultants, approved an employee retention program that includes the reissuance of an additional 851,500 treasury shares in the form of restricted stock awards to certain key employees, including the chief executive officer and other corporate officers.

      In the first three quarters of 2002, a total of 357,086 treasury shares were reissued in connection with grants of restricted shares, stock option exercises, contributions to employee benefit plans and the purchase of technology rights from a German manufacturer of plastics extrusion machinery. These reductions in treasury shares were partially offset by the cancellation of 81,448 restricted shares that had been granted in prior years.

      On April 21, 2003, the company's executive officers waived all right and all interest to their options to purchase 465,900 common shares of the company. In all cases, the option prices were in excess of the current market price of the company's common shares as of the date of the waivers. These waivers were made without any promise of future options being offered to these officers. The purpose of the waivers was to allow the company to make future grants to participants under the company's long-term incentive plans without increasing shareholder dilution.

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

Comprehensive Loss
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive income (loss) are as follows:

Comprehensive Loss

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Net earnings (loss)	$(67.7)	$14.5	$(167.3)	$(217.4)
Foreign currency translation adjustments	(1.6)	(.6)	7.4	7.9
Reclassification of foreign current translation adjustments to gain on sale of Valenite	-	3.5	-	3.5
Reclassification of foreign currency translation adjustments to loss on sale of Widiw and Werkö	-	(6.0)	-	7.1
Change in fair value of foreign currency exchange contracts	-	.1	(.1)	-

Total comprehensive income (loss)	$(69.3)	$11.5	$(160.0)	$(198.9)

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	Sept. 30, 2003	Dec. 31, 2002

Foreign currency translation adjustment	$(27.1)	$(34.6)
Minimum penson liability adjustment	(95.4)	(95.4)
Fair value of foreign current exchange contracts	-	.2

	$(122.5)	$(129.8)

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

Organization
      The company has four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the "Organization" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the third quarters of 2003 and 2002 and for the nine month periods ended September 30, 2003 and 2002 are presented in the following tables.

Total Sales by Segment

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Plastics technologies
Machinery technologies - North America	$71.6	$73.7	$234.6	$217.0
Machinery technologies - Europe	33.4	34.7	107.3	86.2
Mold technologies	39.1	41.1	126.7	131.8
Eliminations (a)	(.3)	(.9)	(4.6)	(4.6)

Total plastics technologies	143.8	148.6	464.0	430.4
Industrial fluids	26.4	24.7	78.0	71.3

Total Sales	$170.2	$173.3	$542.0	$501.7

(a)   Represents the elimination of sales between plastics technologies segments.

Customer Sales by Segment

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Plastics technologies
Machinery technologies - North America	$71.5	$73.6	$233.5	$216.1
Machinery technologies - Europe	33.2	33.9	103.8	82.5
Mold technologies	39.1	41.1	126.7	131.8

Total plastics technologies	143.8	148.6	464.0	430.4
Industrial fluids	26.4	24.7	78.0	71.3

Total Sales	$170.2	$173.3	$542.0	$501.7

      Consistent with the company's internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Operating Information by Segment

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Operating profit (loss)
Plastics technologies
Machinery technologies - North America (a)	$.9	$1.5	$1.4	$2.2
Machinery technologies - Europe	(.4)	(1.5)	(2.9)	(6.6)
Mold technologies	.1	.4	.5	5.2

Total plastics technologies	.6	.4	(1.0)	.8
Industrial fluids	4.8	3.4	12.0	10.5
Goodwill impairment charge (b)	(52.3)	-	(52.3)	-
Restructuring costs (c)	(6.4)	(1.9)	(18.6)	(9.8)
Corporate expenses	(3.1)	(3.6)	(10.3)	(11.5)
Other unallocated expenses (d)	(1.6)	(1.0)	(3.1)	(2.8)

Operating loss	(58.0)	(2.7)	(73.3)	(12.8)
Interest expense-net	(5.9)	(6.5)	(16.9)	(18.2)

Loss before income taxes	$(63.9)	$(9.2)	$(90.2)	$(31.0)

(a)	For the nine months ended September 30, 2003, includes royalty income of $4.5 million from the licensing of patented technology.
(b)	Relates to the mold technologies segment.
(c)	In the third quarter of 2003, $3.9 million relates to machinery technologies - North America, $.7 million relates to machinery technologies - Europe, $1.5 million relates to mold technologies and $.3 million relates to corporate expenses. In the third quarter of 2002, $.5 million relates to machinery technologies - North America, $.5 million relates to mold technologies and $.9 million relates to corporate expenses. For the nine months ended September 30, 2003, $7.6 million relates to machinery technologies - North America, $5.3 million relates to machinery technologies - Europe, $5.4 million relates to mold technologies and $.3 million related to corporate expenses. For the nine months ended September 30, 2002, $3.5 million relates to machinery technologies - North America, $5.2 million relates to mold technologies and $1.1 million relates to corporate expenses.
(d)	Includes financing costs, including those related to the sale of accounts receivable.

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

Presence Outside the U.S.
      Beginning with the acquisition of Ferromatik in 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. In the first three quarters of 2003, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 28%; Canada and Mexico 7%; Asia 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the third quarter of 2003, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2002. As a result, Milacron experienced favorable currency translation effects on both sales and new orders of approximately $7 million each. The effect on earnings was not significant.

      Between December 31, 2002 and September 30, 2003, the euro strengthened against the U.S. dollar by approximately 12% which caused the majority of a $7 million increase in consolidated shareholders' equity.

      If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

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

Deferred Tax Assets and Valuation Allowances
      At December 31, 2002, Milacron had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2002, we had provided valuation allowances against some of the non-U.S. assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets - particularly those assets related to net operating loss carryforwards - are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its short-term and long-range internal operating plans, which are based on the current economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company's various operations.

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

      At December 31, 2002, Milacron had a U.S. federal net operating loss carryforward of $12 million which expires in 2022. Deferred tax assets related to this loss carryforward as well as to federal tax credit carryforwards and additional state and local loss carryforwards totaled $14 million. Additional deferred tax assets totaling approximately $127 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate loss carryforward expiration beyond 2022.

      At December 31, 2002 and March 31, 2003, no valuation allowances had been provided with respect to the U.S. deferred tax assets based on a "more likely than not" assessment of whether they would be realized. This decision was based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. plastics industry. Higher sales and order levels in 2003 and beyond, combined with the significant reductions in Milacron's cost structure that have been achieved in recent years, were expected to result in improved operating results in relation to the losses incurred in 2001 and 2002.

      As of June 30, 2003, however, management determined that valuation allowances were required for at least a portion of the U.S. deferred tax assets. This conclusion was based on the expectation that a recovery in the U.S. plastics industry and Milacron's return to profitability in the U.S. will be delayed longer than originally expected. Due principally to this revised outlook for 2003, Milacron recorded valuation allowances totaling $71 million in the second quarter.

      During the third quarter of 2003, we increased U.S. deferred tax assets by approximately $14 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $14 million. As of September 30, 2003, we continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to U.S. deferred tax assets totaling approximately $70 million.

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

Pensions
      As discussed more fully in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002, the amount of pension income or expense recognized is heavily dependent on the assumptions used. The most critical of these assumptions are the expected rate of return on plan assets and the discount rate used to value pension liabilities. For 2003, the return on assets assumption was lowered from 9 1/2% to 9% and we expect to continue to use that rate for 2004. However, the discount rate used to value liabilities cannot be determined until year end. Using the current 6 1/2% rate, we expect to record pension expense in 2004 of between $7 and $8 million. However, any reduction in the rate will result in increased pension expense and a possible increase in the $117 million minimum pension liability adjustment that was recorded at December 31, 2002. In both cases, shareholders' equity would be further reduced. Conversely, howe ver, an increase in the discount rate will have the opposite effects.

Results of Operations
       In an effort to help readers better understand the composition of Milacron's operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on pages 24 and 25 of this Form 10-Q under the caption "Comparative Operating Results," (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002.

Discontinued Operations
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in the third quarter of 2002 Milacron completed the sales of its Valenite, Widia and Werkö metalcutting tools businesses and began to explore strategic alternatives for the sale of its round metalcutting tools and grinding wheels businesses. The round metalcutting tools business was sold in two separate transactions in the third quarter of 2003 and the grinding wheels business is expected to be sold during the fourth quarter or early in 2004. All of these businesses are reported as discontinued operations in the Consolidated Condensed Financial Statements. The comparisons of results of operations that follow exclude these businesses and relate solely to Milacron's continuing operations unless otherwise indicated.

Pension Income and Expense
      In 2002 and prior years, Milacron recorded significant amounts of income related to its defined benefit pension plan for certain U.S. employees. For all of 2002, pension income for the plan totaled $9.4 million, including $2.1 million in the third quarter. Of these amounts, $7.6 million and $1.6 million, respectively, related to Milacron's continuing operations. However, because of the significant decrease in the value of the plan's assets and changes in the rate-of-return on assets and discount rate assumptions, we currently plan to record pension income related to continuing operations of $.5 million in 2003. As discussed further below, the fluctuation between years has negatively affected margins, selling and administrative expense and earnings. We expect to incur significant pension expense in future years, including as much as $7 to $8 million in 2004. However, pension expense for 2004 will ultimately depend on the nature and extent of any assumption changes tha t will be made as of December 31, 2003 (see Significant Accounting Policies and Judgments). Cash contributions to the plan are currently projected to be approximately $4 million in 2004.

New Orders and Sales
      In the third quarter of 2003, consolidated new orders were $176 million, a decrease of $3 million, or 2%, in relation to orders of $179 million in the third quarter of 2002. Consolidated sales also decreased by $3 million from $173 million to $170 million. The decreases occurred despite favorable currency effects of $7 million as order levels and sales continued to be penalized by low levels of industrial production and capital spending in the plastics processing industry.

      For the first nine months of 2003, consolidated new orders totaled $553 million, an increase of $36 million, or 7%, in relation to orders of $517 million in the comparable period of 2002. Sales totaled $542 million in the first nine months of 2003 compared to $502 million in 2002. Favorable currency effects resulting principally from the comparative strength of the euro in relation to the U.S. dollar contributed approximately $28 million of the increases in both sales and orders.

      Export orders were $19 million in the third quarter of 2003 compared to $16 million in 2002. Export sales decreased from $20 million in 2002 to $17 million in 2003. For the first nine months of 2003, export orders and sales both totaled $53 million. In the comparable period of 2002, export orders and sales were $47 million and $51 million, respectively. Sales of all segments to non-U.S. markets, including exports, totaled $82 million in the third quarter of 2003 compared to $80 million in 2002. Non-U.S. sales were $246 million in the first nine months of 2003 compared to $217 million in the comparable period of 2002. For the first three quarters of 2003 and 2002, products sold outside the U.S. were approximately 45% and 43% of sales, respectively, while products manufactured outside the U.S. represented 39% and 37% of sales, respectively.

      Milacron's backlog of unfilled orders at September 30, 2003 was $92 million compared to $76 million at December 31, 2002 and $80 million at September 30, 2002. The increase in relation to December 31, 2003 was due in part to higher order levels for injection molding machines and blow molding systems in North America and injection molding machines in Europe. The increase in relation to September 30, 2002 relates to blow molding in North America and injection molding in Europe. Currency effects contributed to the increases in relation to both prior dates.

Margins, Costs and Expenses
      The consolidated manufacturing margin was 18.3% in the third quarter of 2003, virtually unchanged from 18.2% in the third quarter of 2002. Margins remained low in relation to historical levels due to reduced sales volume and the related underabsorption of manufacturing costs. Increased competitive pricing pressures for plastics processing machinery in both North America and Europe and a $1.0 million decrease in the amount of pension income included in cost of products sold also penalized margins in 2003. Conversely, margins benefited from our recent cost cutting initiatives and process improvements. As discussed below, in response to low levels of demand - particularly in the plastics processing industry - we initiated restructuring actions late in 2002 and in the first half of 2003 for the purpose of further lowering our cost structure. Additional actions were implemented in the third quarter of 2003.

      The consolidated manufacturing margin for the first nine months of 2003 was 16.8% compared to 17.6% in the comparable period of 2002. Excluding $3.8 million of second quarter restructuring costs, the consolidated margin was 17.5% in the first nine months of 2003. The results for the first nine months of 2003 reflect the effects of increased discounting in the plastics processing machinery industry. Margins were also penalized by a $3.6 million reduction in pension income in relation to the same period of 2002. The cost-cutting initiatives that have been completed to date and that are currently in progress, combined with our implementation of Six Sigma and Lean Manufacturing techniques, helped to minimize an otherwise adverse comparison.

      Total selling and administrative expense decreased modestly in dollar amount in the third quarter of 2003 despite higher variable selling costs arising from increased sales and a $.4 million of reduction in pension income. As a percentage of sales, selling expense increased from 13.8% to 14.8%. Administrative expense decreased by 15% due to our cost cutting initiatives.

      For the first nine months of 2003, selling and administrative expense totaled $95.3 million compared to $90.7 million in 2002. As a percentage of sales, selling expense increased modestly from 13.9% to 14.2% and increased in dollar amount due in part to higher variable selling expense and costs related to the triennial National Plastics Exposition that was held in the second quarter. In the first nine months of 2002, selling expense included $1.5 million of pension income compared to less than $.1 million in 2003.

      Other expense-net decreased from $1.5 million in the third quarter of 2002 to income of $.2 million in 2003. Other expense-net increased from $.6 million in the first nine months of 2002 to $2.0 million in 2003. The year-to-date amount for 2002 includes $4.5 million of income related to the licensing of patented technology.

      Interest expense net of interest income decreased for both the third quarter of 2003 and year-to-date period due to the effects of the allocation of interest to discontinued operations in prior periods.

Goodwill Impairment Charge
      In the third quarter of 2003, Milacron recorded a goodwill impairment charge of $52.3 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The charge resulted from a downward adjustment of the future cash flows expected to be generated by these businesses due to the delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to our European mold base and components business due to continued weakness in the markets it serves. The third quarter charge - which was calculated by discounting estimated future cash flows - is preliminary and may be adjusted in the fourth quarter based on revised estimates of the fair values of certain tangible and intangible assets. The amount of any future adjustments cannot be determined at this time.

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

      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. The restructuring has resulted in the elimination of approximately 35 positions at Magenta and restructuring expense of $4.6 million. Cash costs are expected to total approximately $1 million, of which $.6 million has been spent to date.

      Early in the second quarter of 2003, we initiated a plan to close the special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another facility. Certain other production is being outsourced. The closure is expected to result in restructuring costs of approximately $3.8 million - including $2.9 million in the second and third quarters of 2003 - and the elimination of approximately 65 positions. Cash costs are expected to be approximately $3 million, most of which has been spent. The annual cost savings are expected to be in excess of $3 million.

      Early in the third quarter of 2003, we began to implement additional restructuring initiatives that focus on further overhead cost reductions in each of Milacron's plastics technologies segments and at the corporate office. These actions, which involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of approximately 300 positions worldwide and restructuring costs of $11 to $12 million during the second half of 2003, including $6.0 million in the third quarter. Cash costs related to these initiatives, which are expected to reduce Milacron's overhead by approximately $19 million annually, will be $8 to $9 million, of which $1.7 million was spent in the third quarter. An additional $4 million will be spent in the fourth quarter.

      In total, the actions initiated in 2002 and 2003 that are discussed above resulted in pretax restructuring costs of $6.4 million in the third quarter of 2003 and $18.0 million for the nine months ended September 30, 2003. Cash costs totaled $2.4 million in the third quarter and $7.9 million for the year-to-date period. For the first nine months of 2003, restructuring costs also include $.6 million related to the integration of EOC and Reform, two businesses acquired in 2001, with Milacron's existing mold base and components business in Europe. The integration also resulted in restructuring expense of $.5 million in the third quarter of 2002 and $4.3 million for the nine months ended September 30, 2002. Restructuring costs for the third quarter of 2002 and the nine months ended September 30, 2002 also include $1.4 million and $5.5 million, respectively, related to initiatives announced late in 2001 to consolidate manufacturing operations and reduce Milacron's cost structure and to third quarter, 2002 actions to reduce corporate and other indirect costs as a result of the dispositions of Valenite and Widia and Werkö.

      For all of 2003, restructuring costs related to the actions discussed above, including $4 to $5 million to complete the actions initiated in 2002, are expected to total between $25 and $26 million. Cash costs for all of 2003 are expected to be approximately $14 million.

Results by Segment
      The following sections discuss the operating results of Milacron's business segments which are presented in tabular form on pages 16 and 17 of this Form 10-Q.

      Machinery technologies - North America -The machinery technologies - North America segment had new orders of $74 million in the third quarter of 2003, a decrease of $5 million, or 6%, in relation to orders of $79 million in 2002. Sales totaled $72 million and $74 million in the third quarters of 2003 and 2002, respectively. The segment's manufacturing margin decreased due in part to weaker price realization and reduced pension income. Excluding restructuring costs of $3.9 million, the segment had operating earnings of $.9 million in the third quarter of 2003 compared to earnings excluding restructuring of $1.5 million in 2002. Restructuring costs totaled $.5 million in the third quarter of 2002. The segment's results in 2003 were adversely affected by a $1.2 million reduction in U.S. pension income.

      For the first nine months of 2003, the segment had new orders of $243 million and sales of $235 million compared to $233 million and $217 million, respectively, in the comparable period of the prior year. Manufacturing margins improved but the segment's operating profit, excluding $7.6 million of restructuring costs, was $1.4 million in the first nine months of 2003 compared to $2.2 million in 2002, which also excludes $3.5 million of restructuring costs. The operating profit amount for 2002 includes $4.5 million of royalty income from the licensing of patented technology that was received in the first quarter of that year. The segment's results for the first nine months of 2002 included $4.5 million of pension income. Pension income for the segment was $.3 million in the first nine months of 2003.

      Machinery technologies - Europe -The machinery technologies - Europe segment had new orders and sales of $37 million and $33 million, respectively, in the third quarter of 2003 compared to new orders and sales of $35 million in 2002. Currency effects contributed approximately $4 million of incremental sales and new orders in 2003. As a result of the restructuring actions taken earlier in 2003, the segment's manufacturing margin improved significantly despite reduced price realization for injection molding machines. The segment's operating loss decreased from $1.5 million in the third quarter of 2002 to $.4 million in 2003 due to the benefits of the restructuring. The amount for 2003 excludes $.7 million of expense related to additional restructuring actions initiated in the third quarter.

      The machinery technologies - Europe segment had new orders of $109 million in the first nine months of 2003 compared to $88 million in the comparable period of 2002. The $21 million increase includes approximately $16 million that resulted from favorable currency effects. The segment's sales totaled $107 million in 2003 and $86 million in 2002. Currency effects contributed $15 million of incremental sales in 2003. The segment's manufacturing margins improved and its operating loss excluding restructuring costs decreased from $6.6 million in the first nine months of 2002 to $2.9 million in 2003. Restructuring costs totaled $5.3 million in the year-to-date period of 2003.

      Mold technologies -Despite favorable currency effects of $2 million, new orders in the mold technologies segment decreased from $42 million in the third quarter of 2002 to $39 million in 2003. Sales decreased from $41 million to $39 million. The decreases were due in part to low levels of industrial production and capacity utilization in the U.S. and European plastics processing industries. The segment's manufacturing margin decreased and its profitability continued to be adversely affected by inefficiencies related to the consolidation of its European operations. As a result of these factors, the segment's operating profit excluding restructuring costs and the previously discussed goodwill impairment charge decreased from $.4 million in the third quarter of 2002 to $.1 million in 2003. Restructuring costs were $1.5 million in 2003 and $.5 million in 2002.

      New orders and sales in the mold technologies segment both totaled $127 million in the first nine months of 2003. In the comparable period of 2002, new orders and sales were both $132 million. The decreases in new orders and sales occurred despite favorable currency effects. The segment's manufacturing margin was lower and its operating profit excluding restructuring costs and goodwill impairment decreased from $5.2 million in the first nine months of 2002 to $.5 million in 2003. Restructuring costs were $5.4 million and $5.2 million in the first nine months of 2003 and 2002, respectively.

      Industrial Fluids -The industrial fluids segment had new orders and sales of $26 million each in the third quarter of 2003 compared to $25 million in 2002 with both increases being due principally to favorable currency effects. The segment's manufacturing margin increased modestly and its operating profit improved from $3.4 million in 2002 to $4.8 million in 2003 despite higher energy-related costs and the absence of $.2 million of pension income.

      For the first nine months of 2003, the industrial fluids segment had new orders and sales of $78 million each compared to $71 million in 2002. Currency effects contributed a majority of the increases. Although manufacturing margins were slightly lower, the segment's operating profit increased from $10.5 million in 2002 to $12.0 million in 2003.

Loss Before Income Taxes
      Milacron's pretax loss for the third quarter of 2003 was $63.9 million which includes the goodwill impairment charge of $52.3 million and restructuring costs of $6.4 million. In the comparable period of 2002, Milacron's pretax loss was $9.2 million which includes restructuring costs of $1.9 million. The pretax loss for 2003 includes $1.4 million less pension income than in 2002.

      For the nine-month period ended September 30, 2003, Milacron had a pretax loss of $90.2 million compared to $31.0 million in the equivalent period of 2002. The loss for 2003 includes the impairment charge, restructuring costs of $18.6 million and pension income of $.3 million. In 2002, restructuring costs totaled $9.8 million and pension income was $5.2 million. Pretax results for 2002 also included the previously discussed royalty income of $4.5 million.

Income Taxes
      As was previously discussed (see Significant Accounting Policies and Judgments - Deferred Tax Assets and Valuation Allowances), Milacron recorded an additional $71 million charge to the second quarter, 2003 provision for income taxes to establish valuation allowances against a portion of its U.S. deferred tax assets. Additional deferred tax assets and valuation allowances were recorded in the third quarter. Due to the geographic mix of earnings, results for the quarter of 2003 also include expense related to operations in profitable non-U.S. jurisdictions. This resulted in a third quarter provision for income taxes of $1.8 million despite a pretax loss of $63.9 million. In 2002, the effective tax benefit rate was 51%.

      Because of the second quarter adjustment that is discussed above, Milacron's provision for income taxes for the nine months ended September 30, 2003 was $71.4 million while the pretax loss for the period totaled $90.2 million. In the comparable period of 2002, the effective tax benefit rate was 37%.

Loss from Continuing Operations
      Milacron's third quarter, 2003 loss from continuing operations was $65.7 million, or $1.95 per share, compared to a loss of $4.5 million, or $.14 per share, in 2002. The loss for 2003 includes the goodwill impairment charge of $52.3 million (with no tax effect) and after-tax restructuring costs of $6.3 million. The amount for 2002 includes after-tax restructuring costs of $1.1 million. After-tax pension income for the principal U.S. plan was $.3 million in the third quarter of 2003 compared to income of $1.1 million in 2002.

      For the first three quarters of 2003, Milacron had a loss from continuing operations of $161.6 million, or $4.81 per share, which includes the $71 million tax adjustment, the $52.3 million goodwill impairment charge and after-tax restructuring costs of $17.4 million. Including after-tax restructuring costs of $6.2 million and after-tax royalty income of $2.8 million, Milacron's loss from continuing operations for the first nine months of 2002 was $19.4 million, or $.59 per share. In the first nine months of 2002, after-tax pension income totaled $3.4 million compared to $.3 million in 2003.

Discontinued Operations
      In both 2003 and 2002, the loss from discontinued operations includes the operating results of Milacron's grinding wheels and round metalcutting tools operations. The divestiture of the latter business was completed in the third quarter of 2003. In 2002, discontinued operations also includes the results of Milacron's Widia, Werkö and Valenite metalcutting tools operations, the divestitures of which were completed in the third quarter of that year. The operating losses incurred in both years resulted from depressed levels of industrial production in North America, and - in 2002 - Europe and India and from inefficiencies associated with managing businesses in the process of being sold.

      In the third quarter of 2002 and for the nine months ended September 20, 2002 discontinued operations also includes a gain of $29.4 million on the sale of Valenite. A second quarter loss of $15.3 million on the sale of Widia and Werkö is also included in discontinued operations for the year-to-date period of 2002.

Cumulative Effect of Change in Method of Accounting
      Effective January 1, 2002, Milacron recorded a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.61 per share) as the cumulative effect of a change in method of accounting in connection with the adoption of Statement of Financial Accounting Standards No. 142. Approximately 75% of the pretax charge related to the company's blow molding and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation.

Net earnings (loss)
      Including the goodwill impairment charge, restructuring costs and the results of discontinued operations, Milacron had a net loss of $67.7 million, or $2.01 per share, in the third quarter of 2003. In the third quarter of 2002, Milacron had net earnings of $14.5 million, or $.43 per share, which includes the gain on the sale of Valenite of $29.4 million, or $.88 per share.

      For the first nine months of 2003, Milacron's net loss was $167.3 million, or $4.98 per share, which includes the effects of the previously discussed goodwill impairment charge, tax adjustment and restructuring costs. In the comparable period of 2002, Milacron's net loss was $217.4 million, or $6.50 per share, which includes the cumulative effect charge discussed above and restructuring costs.

Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding Milacron's segment operating earnings (loss) including these amounts.

Machinery Technologies - North America Operating Results

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Segment operating earnings as reported (a)	$.9	$1.5	$1.4	$2.2
Restructuring costs	(3.9)	(.5)	(7.6)	(3.5)

Adjusted operating earnings (loss) (a)	$(3.0)	$1.0	$(6.2)	$(1.3)

(a)   For the nine months ended September 30, 2003, includes $4.5 million of royalty income from the licensing of patented technology.

Machinery Technologies - Europe Operating Results

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Segment operating loss as reported	$(.4)	$(1.5)	$(2.9)	$(6.6)
Restructuring costs	(.7)	-	(5.3)	-

Adjusted operating loss	$(1.1)	$(1.5)	$(8.2)	$(6.6)

Mold Technologies Operating Results

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2003	2002	2003	2002

Segment operating earnings as reported	$.1	$.4	$.5	$5.2
Restructuring costs	(1.5)	(.5)	(5.4)	(5.2)

Adjusted operating loss	$(1.4)	$(.1)	$(4.9)	$-

(a)   The industrial fluids segment had no restructuring costs in 2003 or 2002.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At September 30, 2003, Milacron had no outstanding forward contracts. Forward contracts totaled $5.0 million at December 31, 2002, and $5.6 million at September 30, 2002. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at December 31, 2002 or September 30, 2002 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At September 30, 2003, Milacron had fixed interest rate debt of $260 million, including $115 million of 8 3/8% Notes due March 15, 2004, and €115 million ($132 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $53 million, with interest fluctuating based primarily on changes in LIBOR. At September 30, 2002 and December 31, 2002, fixed rate debt totaled $240 million and $246 million, respectively, and floating rate debt totaled $56 million as of both dates. We also sell up to $42.5 million of accounts receivable under our receivables purchase agreement, which results in financing fees that fluctuate based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $.3 million at September 30, 2003, $.4 million at December 31, 2002 and $.4 million at September 30, 2002.

Other Matters
      In October, 2003, the Board of Directors, after consideration of advice of independent compensation consultants, approved an employee retention program for certain key employees, including the chief executive officer and other corporate officers. The retention program includes the grant of restricted stock awards and the adoption of a temporary enhanced severance plan that pays benefits in the event of a participant's future termination. The stock awards begin to vest in November, 2005, and the enhanced severance plan expires December 31, 2005. For a complete copy of the enhanced severance plan document, see Exhibit 10.35 of this Form 10-Q.

Liquidity and Sources of Capital
      At September 30, 2003, Milacron had cash and cash equivalents of $63 million, a decrease of $59 million from December 31, 2002. Approximately $24 million of the decrease resulted from the payment of post-closing adjustments related to the divestitures of Valenite and Widia and Werkö which were sold in 2002. Of the $63 million of cash, a substantial amount was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions.

      Operating activities provided $2 million of cash in the third quarter of 2003 compared to $3 million of cash provided in 2002. In 2003, the effects of reductions in inventories and increases in trade accounts payable were largely offset by increases in accounts receivable and payments of other current liabilities. For the first nine months of 2003, operating activities used $21 million of cash compared to $22 million of cash provided in the comparable period of 2002. The use of cash in 2003 was due in part to reductions of trade payables and other current liabilities which more than offset the beneficial effects of reductions in inventories. The positive cash flow from operating activities in the first three quarters of 2002 resulted principally from reductions in inventories.

      Investing activities provided $3 million of cash in the third quarter of 2003 due to the proceeds from the sale of the discontinued round metalcutting tools business. In 2002, investing activities provided $310 million of cash due principally to the proceeds from the divestitures of Valenite and Widia and Werkö. For the first nine months of 2003, investing activities used $29 million of cash, including $24 million for post-closing adjustments related to the 2002 divestitures and $7 million for the previously discussed increases in ownership interest in two affiliates. In the first nine months of 2002, investing activities provided $311 million of cash due principally to the divestitures.

      In the third quarter of 2003, financing activities used $2 million of cash due entirely to repayments of debt. In the comparable period of 2002, financing activities used $267 million of cash due to repayments of borrowings under lines of credit using the divestiture proceeds. For the first three quarters of 2003, financing activities used $5 million of cash compared to a usage of $301 million in 2002. Both amounts related principally to repayment of debt.

      Milacron's current ratio related to continuing operations was 1.0 at September 30, 2003 compared to 1.6 at December 31, 2002 and 1.5 at September 30, 2002. The change from the earlier dates is due to the reclassification of $115 million of 8 3/8% Notes due March 15, 2004 from noncurrent liabilities at September 30, 2002 and December 31, 2002 to current liabilities at September 30, 2003.

      Total debt was $313 million at September 30, 2003 compared to $302 million at December 31, 2002. The increase resulted entirely from currency effects despite almost $5 million of debt repayments during the year.

      Total shareholders' equity was a negative $26 million at September 30, 2003, a decrease of $160 million from December 31, 2002. The decrease resulted from the net loss incurred for the first three quarters which includes the effects of the $52 million goodwill impairment charge in the third quarter and the $71 million tax provision to establish U.S. valuation allowances in the second quarter.

      The company's debt obligations for the remainder of 2003 and beyond are shown in the following table. At September 30, 2003, obligations under operating leases are not significantly different from the amounts reported in Milacron's Annual Report on Form 10-K for the year ended December 31, 2002.

Debt Obligations

(In millions)	2003	2004	2005	2006	After 2006

Long-term debt and lease obligations	$.7	$117.6	$137.1	$2.1	$12.6
Revolving credit facility	-	42.0	-	-	-
Other lines of credit	.4	-	-	-	-

Total debt obligations	$1.1	$159.6	$137.1	$2.1	$12.6

      Note: The above table excludes contingent liabilities of up to $17.8 million related to sales of receivables and loan guarantees.

      Our ability to satisfy our 2003 obligations and other short-term liquidity needs is a function of a number of factors, the most important of which include our available cash and cash equivalents, our continued ability to borrow under our revolving credit facility and other lines of credit, our ability to continue to utilize our receivables purchase agreement, the cash costs of our restructuring programs and our cash flow from operating activities.

      At September 30, 2003, we had cash and cash equivalents of approximately $63 million of which approximately $4 million has been used to collateralize sales of certain non-U.S. receivables.

      At September 30, 2003, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $101 million, including a $65 million committed revolving credit facility that reduces to $55 million at December 15, 2003. At September 30, 2003, $54 million of the revolving credit facility was utilized, including outstanding letters of credit of $12 million. Additional borrowings of revolving loans under the facility are prohibited unless all domestic cash is expected to be less than $5 million at the time of such borrowing and are subject to certain other conditions. The facility matures on March 15, 2004.

      At September 30, 2003, Milacron had availability of approximately $21 million for use under certain circumstances under existing lines of credit other than the facility.

      The revolving credit facility includes a number of financial and other covenants, the most significant of which requires Milacron to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At September 30, 2003, Milacron was in compliance with all covenants.

      For the balance of 2003, Milacron's significant cost cutting actions coupled with an expected modest, gradual improvement in business conditions cause us to believe that operating results will continue to improve. On October 31, 2003, the company provided guidance to analysts on a range of expected financial results for the fourth quarter. To be in compliance with the financial (EBITDA) covenant, the actual results would need to exceed the lower range of these estimated results. If the company is unable to meet the covenants, it is possible that it would not be in compliance. In that event, we would attempt to renegotiate the covenants with the bank group to assure compliance. However, our lenders' actions are not controllable by us and if the renegotiations were not successful, the company could be placed in default under the agreement, which would allow the lenders to declare the outstanding borrowings currently due and payable. In addition, due to cross-acceleration provisions in Milacron's other agreements, over 90% of our other debt could become payable in full and our receivables purchase program (as discussed below) could be terminated if we were in default under the revolving credit facility. Were these events to occur, we would experience a material adverse impact on our reported liquidity, financial position and results of operations.

      In addition to the revolving credit facility, as of September 30, 2003 we had a number of other credit lines totaling $36 million, o f which approximately $21 million was available for use under various conditions. Under the terms of the revolving credit facility, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

      Milacron's debt and credit are rated by Standard & Poor's (S & P) and Moody's Investors Service (Moody's). S & P's corporate credit rating for Milacron is currently B-. The company's senior secured bank facility is also rated at B- and its senior unsecured debt is rated CCC+. On November 5, 2003, S & P placed Milacron on "CreditWatch Negative." Moody's senior implied and senior secured ratings are B3 and its senior unsecured rating is Caa1. Their outlook is "negative."

      None of the company's debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any future rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

      Another important source of liquidity is our accounts receivable purchase program with a third-party financial institution. Although the agreement could be terminated upon the occurrence of certain events, some of which may be beyond our control, we expect to continue to be able to use the program through December 31, 2003 when the liquidity facility that supports the agreement is currently scheduled to expire. The third party financial institution and certain other participants in the liquidity facility have advised us that they do not intend to extend the liquidity facility beyond December 31, 2003. Alternative lenders have expressed an interest in executing other forms of receivables financing arrangements under certain conditions. However, no commitments have been obtained and there is no assurance as to the amounts that would be available or as to whether the terms of any such arrangements would be acceptable. At September 30, 2003, $27.0 million of the $42.5 million facility was utilized. Of the total amount utilized, approximately $2.4 million relates to the grinding wheels business that is being treated as a discontinued operation. The amount available to the company will be reduced by $2.5 million effective with its disposition. To the extent that the amount of eligible accounts receivable increases due to improved business conditions, we expect to be able to utilize the remaining amounts available under the facility through 2003.

      Milacron expects to generate positive cash flow from operating activities for the balance of 2003, which will be partially offset by up to $3 to $4 million for capital expenditures.

      Assuming there is no significant deterioration in the markets we serve and we do not experience any unanticipated cash requirements, we believe that Milacron's current cash position, cash flow from operations, available credit lines and capacity to sell receivables will be sufficient to meet the company's operating and capital requirements for the remainder of 2003.

      Other than amounts payable in connection with the accounts receivable purchase program as described above, Milacron has no significant debt or similar repayment obligations until March 15, 2004, at which time its revolving credit facility and $115 million of 8 3/8% public notes mature. We are currently engaged in discussions with a number of potential lenders with the objective of replacing by year end the revolving credit facility and receivables securitization program. At the same time, we continue to explore a variety of options to refinance Milacron's public debt - the $115 million of 8 3/8% Notes and the €115 million 7 5/8% Eurobonds that are due in April, 2005. In furtherance of this effort, a special committee of the board of directors has been formed to provide advice and assistance in evaluating these various alternatives. However, if such alternatives are not available on terms and conditions satisfactory to the company, we may not be able to satisfy these obligations at their stated maturities and could be placed in default under the agreements governing the 8 3/8% public notes and the revolving credit facility. In addition, due to cross-acceleration provisions in Milacron's other agreements, over 90% of our other debt could become payable in full. Were these events to occur, we would experience a material adverse impact on reported liquidity, financial position and results of operations.

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

  Milacron's ability to refinance the debt obligations due in 2004 and 2005 and the potential costs and effects associated with any such refinancings, including changes in the terms of Milacron's debt, financing costs and potential changes in Milacron's capital structure including potential equity dilution;
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
  customer acceptance of new products introduced during 2002 and 2003;
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

28-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk
      The information required by Item 3 is included in Item 2 on page 25 of this Form 10-Q.

Item 4. Disclosure Controls and Procedures
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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
	Exhibit (31)	—	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
	Exhibit (32)	—	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

• The company filed a current report on Form 8-K dated July 17, 2003 containing information pursuant to Items 7 and 9, concerning the lowering by the company of its earnings estimate for the second quarter, 2003.
• The company filed a current report on Form 8-K dated July 29, 2003 containing information pursuant to Items 12 and 7, concerning the second quarter earnings release.
• The company filed a current report on Form 8-K dated August 13, 2003 containing information pursuant to Item
5, concerning the execution of Amendment Number Nine to the company's revolving credit facility.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	November 13, 2003	By:	/s/Ross A. Anderson

Ross A. Anderson Controller

Date:	November 13, 2003	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession - not applicable.

3.	Articles of Incorporation and By-Laws.

	3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 3, 2003. - Incorporated herein by reference to the company's Form 8-K dated June 3, 2003.

	3.2	Amended and Restated By-Laws - Incorporated herein by reference to the company's Form 8-K dated June 3, 2003.

4.	Instruments Defining the Rights of Security Holders, Including Indentures:

	4.1	8 3/8% Notes due 2004 - Incorporated herein by reference to the company's Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009).

4.2	7 5/8% Guaranteed Bonds due 2005
    - Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc.,
        Duetsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000.
    - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended
        December 31, 2002.
    - Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000.
    - Incorporated herein by reference to the company's Form 10-K for the fiscal year ended
December 31, 2002.

4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.

10.	Material Contracts:

	10.1	Milacron 1991 Long-Term Incentive Plan - Incorporated herein by reference to the company's Proxy Statement dated March 22, 1991.

	10.2	Milacron 1994 Long-Term Incentive Plan, as amended - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 30, 2003.

	10.3	Milacron 1997 Long-Term Incentive Plan, as amended - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 30, 2003.

	10.4	Milacron 2002 Short-Term Incentive Plan, as amended - Incorporated herein by reference to the company's Form 10-Q for the quarter ended March 31, 2003.

	10.5	Milacron Supplemental Pension Plan, as amended - Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.

	10.6	Milacron Supplemental Retirement Plan, as amended - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 30, 2003.

	10.7	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended - Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.

	10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 30, 2003.

	10.9	Milacron Supplemental Executive Retirement Plan, as amended - Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999.

10.10	Amended and Restated Revolving Credit Agreement dated as of November 30,
1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europe
GmbH, the lenders listed therein and Bankers Trust Company, as Agent.
    - Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998.

	10.11	Milacron Compensation Deferral Plan, as amended - Incorporated herein by reference to the company's Form 10-Q for the quarter ended June 30, 2003.

10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and
Chase Mellon Shareholder Services, L.L.C., as Rights Agent
    - Incorporated herein by reference to the company's Registration Statement on Form 8-A (File No. 001-08485).

10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial
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
- Incorporated by reference to the company's Form 8-K dated October 15, 2001.

10.23	Amendment Number Six dated as of March 14, 2002 to the Amended and
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking
Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company as Agent and PNC Bank as Documentation Agent.
- Incorporated by reference to the company's Form 8-K dated March 14, 2002.

	10.24	Stock Purchase Agreement, dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc. - Incorporated by reference to the company's Form 8-K dated May 3, 2002.

10.25	Amendment dated June 17, 2002 to the Amended and Restated Revolving Credit
Agreement dated as of November 30, 1998 among Milacron Inc., Milacron
Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH, Milacron B.V.,
the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent.
- Incorporated by reference to the company's Form 8-K dated June 17, 2002.

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
- Incorporated by reference to the company's Form 8-K dated May 3, 2002.

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
- Incorporated by reference to the company's Form 8-K dated May 3, 2002.

10.28	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated
Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc.,
Milacron Kunststoffmaschinen Europe GmbH, Milacron Metalworking GmbH,
Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and
PNC Bank as Documentation Agent entered into in connection with entering into a definitive agreement or the sale of the Valenite business.
- Incorporated by reference to the company's Form 8-K dated May 3, 2002.

	10.29	Stock Purchase Agreement dated as of June 17, 2002 among Milacron Inc., and Sandvik AB. - Incorporated by reference to the company's Form 8-K dated June 17, 2002.

10.30	Waiver and Agreement dated as of December 30, 2002 to the Amended and Restated
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
Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc.,
Milacron Kunststoffmaschinen Europe GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company Americas as Documentation Agent
- Incorporated by reference to the company's Form 8-K dated February 11, 2003.

10.32	Amendment Number Nine dated as of August 13, 2003 to the Amended and
Restated Revolving Credit Agreement dated as of November 30, 1998 among
Milacron Inc., Milacron Kunststoffmaschinen Europe GmbH, Milacron B.V., the
lenders listed therin and Deutsche Bank Trust Company Americas as Documentation Agent
- Incorporated by reference to the company's Form 8-K dated February 11, 2003.

	10.33	Tier I Executive Severance Agreement with Ronald D. Brown. - Filed herewith

	10.34	Tier II Executive Severance Agreement with R. P. Lienesch and H. C. O'Donnell. - Filed herewith

	10.35	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch and H. C. O'Donnell. - Filed herewith

	10.36	Award Letter re. Temporary Enhanced Severance Plan to R.D. Brown. —Filed herewith

	10.37	Award Letter re. Temporary Enhanced Severance Plan to R.P. Lienesch. —Filed herewith

	10.38	Award Letter re. Temporary Enhanced Severance Plan to H.C. O'Donnell. —Filed herewith

11.	Statement Regarding Computation of Per-Share Earnings		38

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		39
	31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		40

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		41

99.	Additional Exhibits — not applicable

33-37