Form 10-K
period 2003-12-31
MILACRON INC
filed 2004-03-15
CIK 716823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-8485

Milacron Inc.

2090 Florence Avenue
Cincinnati, Ohio 45206
(513) 487-5000

Incorporated in Delaware	I.R.S. No. 31-1062125

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares — Par Value $1.00	New York Stock Exchange, Inc.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant was $104,469,158 at June 30, 2003.

     *Voting stock held by officers, directors and principal holders is not included in the computation. The company, however, has not made a determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

     Number of shares of Common Stock, $1.00 par value, outstanding as of March 1, 2004: 34,877,937

DOCUMENTS INCORPORATED BY REFERENCE:

     PART III — Proxy statement, to be dated on or before April 29.

MILACRON INC.

2003 FORM 10-K

		Page

PART I
Item 1.	Business	2
	Executive Officers of the Registrant	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
PART III
Item 10.	Directors and Executive Officers of the Registrant	83
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management	84
Item 13.	Certain Relationships and Related Transactions	84
Item 14.	Principal Accountant Fees and Services	85
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	85
	Schedule II — Valuation and Qualifying Accounts and Reserves	92
	Signatures	93
	Index to Certain Exhibits and Financial Statement Schedules	94
FINANCING AGREEMENT
NOTE PURCHASE AGREEMENT
REGISTRATION RIGHTS AGREEMENT
AMENDMENT NO. 1 TO RIGHTS AGREEMENT
1994 LONG-TERM INCENTIVE PLAN
1997 LONG-TERM INCENTIVE PLAN
2002 SHORT-TERM INCENTIVE PLAN
RETIREMENT PLAN FOR NON-EMPLOYEE DIRECTORS
COMPENSATION DEFERRAL PLAN
AMENDMENT TO EXECUTIVE SEVERANCE AGREEMENT
STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF EXPERTS AND COUNSEL
302 CERTIFICATION
302 CERTIFICATION
906 CERTIFICATION

PART I

Item 1.	Business

General

      Milacron is a global company focused primarily on manufacturing and selling plastics processing equipment and supplies. We also blend and sell industrial fluids for metalworking applications on a worldwide basis. We operate four business segments:

•	Machinery technologies — North America

•	Machinery technologies — Europe

•	Mold technologies

•	Industrial fluids

      Our first three segments provide plastics processors with a broad range of technologically advanced products and services — machinery, tooling, parts and applications expertise — required for today’s plastics processing techniques. Our fourth segment is a leading supplier of industrial fluids with unique formulations that meet many stringent performance, health and safety requirements in a wide variety of metalworking applications.

      Starting out in the 1860s as a screw and tap maker in a small shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading machine tool maker serving metalworking industries, in the late 1990s we divested this business and in the past five years divested our metalcutting carbide insert and round tool businesses in order to focus exclusively on plastics technologies and industrial fluids.

      Accounting for 86% of consolidated sales from continuing operations in 2003, our plastics technologies segments manufacture and sell equipment and turnkey systems for the three most common methods of processing plastic — injection molding, extrusion and blow molding — as well as related mold tooling and components, MRO (maintenance, repair and operating) supplies and value-added services for these same methods. Major global markets for our plastics technologies include packaging, automotive, building materials, components, consumer goods, housewares, medical, electrical and electronics.

      In our industrial fluids segment, representing 14% of total sales from continuing operations, we develop, manufacture and sell coolants, lubricants, process cleaners, corrosion inhibitors and provide related value-added services to a variety of metalworking industries. Major global markets for our industrial fluids include automotive, industrial components, machinery, off-road equipment, appliances and housewares, aerospace, oil and primary metals.

      In the late 1990s, Milacron benefited from a strong economy with high levels of sales and growing profitability. Strategic acquisitions allowed us to grow our core businesses faster than the general economy. Beginning in the second half of 2000 through the third quarter of 2003, Milacron experienced the most severe and prolonged downturn in the North American manufacturing sector since the 1930s. During this recession in North America, with both European and Asian markets also in decline, our global plastics technologies sales fell 30%, resulting in a 95% decrease in operating earnings. We responded quickly and dramatically, but despite our significant cost-cutting initiatives, the unprecedented industry slump had a major negative impact on our financial results and significantly impaired our liquidity and access to capital. For the 12 months ended December 31, 2003, Milacron generated consolidated sales of $740 million and a consolidated net loss of approximately $192 million.

      Beginning in September 2003 and continuing through the end of the year, we began to see increases in plastic part production and in capacity utilization of plastics processors. Historically, a pickup in demand for machinery typically begins after two or three quarters of growth in production and utilization rates. So, while demand for our capital equipment remains at depressed levels at the beginning of 2004, there are signs of an industry upturn and long-term economic trends and factors support a strong recovery in our plastics technologies businesses over time.

      We maintain an Internet website at www.milacron.com. Our site provides company, product and service information, including our annual report and other filings, as well as our latest earnings and news releases, stock information, investor presentations and conference calls. The information contained on our website is not incorporated by reference in this report.

Subsequent Events — Refinancing Actions

      On March 12, 2004, we entered into two new financing arrangements to repay our 8 3/8% Notes due March 15, 2004, the outstanding debt under our revolving credit facility which was terminated on March 12, 2004, and our obligations under our receivables purchase agreement which was terminated on March 12, 2004 (see Liquidity and Sources of Capital — Refinancing Actions on page 35 and Subsequent Events on page 77.)

Strategic Acquisitions and Divestitures

      Milacron has made a number of key acquisitions and divestitures designed to strengthen our core businesses — plastics technologies and industrial fluids — on a global basis. In the last five years we have made seven acquisitions in plastics technologies and two in industrial fluids. During this time we have also divested six businesses, most of them metalworking product lines. In plastics, we have diversified into durable goods and consumable products, which are less sensitive to economic cycles and generally have higher margins than capital goods. In 2003, capital goods accounted for 41% of our plastics sales, compared to 69% in 1992. Through recent acquisitions we have also expanded our industrial fluids to include process cleaners and products for metalforming and heat treating.

      Due to exceptionally weak business conditions we made no significant acquisitions in 2002 or 2003. Additions to our continuing operations in the last five years have been:

Acquisition	Date	Product Lines

Nickerson Machinery	1999	Plastics tooling and supplies
Producto Chemicals	1999	Metalworking cleaning fluids
Oak International	1999	Metalforming fluids
Akron Extruders	2000	Single-screw extruders
Rite-Tek Canada	2000	Plastics MRO supplies
Ontario Heater and Supply	2000	Plastics MRO supplies
Progress Precision	2001	Extrusion feed screws
Reform Flachstahl	2001	Mold bases and components
EOC Normalien	2001	Mold bases and components

      Milacron is committed to growing profitability in each of our business segments and we will seek to divest any operation or product line that is not critical to our core businesses or not likely to meet our growth targets. In 2002, we sold our large metalcutting carbide insert businesses in North America, Europe and Asia, and our round metalcutting tool business in Germany. In 2003, we sold our North American round metalcutting tool businesses and continued to seek strategic alternatives for our grinding wheels business.

Divestiture	Date	Product Lines

European extrusion	1999	Plastics extrusion systems
Widia magnet engineering	2000	Industrial magnets
Valenite/ Widia	2002	Carbide inserts, tool holders
Werkö	2002	Round metalcutting tools
Talbot/ Minnesota Twist Drill	2003	Round metalcutting tools

Cost Cutting and Efficiency Initiatives

      In the normal course of business, and especially during a prolonged period of depressed manufacturing activity in many world markets, we aggressively seek opportunities to reduce our cost structure and increase our overall efficiency and responsiveness to our customers.

      Milacron’s cost reduction program in North America and Europe over the past three years has entailed closing nine manufacturing plants and eliminating approximately 1,200 manufacturing and administrative positions worldwide, while generating an annualized cost savings of $69 million.

      In 2002, we consolidated the manufacture of our North American container blow molding and structural foam machines and our mold technologies manufacturing and support in North America. For these consolidations, substantially completed in 2003, Milacron recorded total pretax charges of $8.7 million and estimates annualized pretax cost savings in excess of $5 million. We took about half of these charges in 2002 and realized most of the annual cost savings in 2003. Cash costs for these initiatives were $3.6 million, most of which was spent in 2003. In 2003, we also completed the consolidation of our European mold technologies operations in Europe that had begun late in 2001. These actions resulted in the elimination of approximately 230 additional positions and expense of $9.8 million. Cash costs were $9.0 million over the three year period and the annualized savings will exceed $5 million.

      In 2003, we initiated additional actions intended to further reduce our cost structure and improve operating efficiency and customer service. These actions included the further restructuring of our European blow molding operations and the discontinuation of certain of its lines and the closure of an additional mold technologies plant in Europe. In the third quarter we began to implement additional overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions involve the relocation of production, voluntary early retirement programs, the reorganization of our sales structure and general overhead reductions, and the elimination of an additional 300 positions in North America and Europe. In 2003 we charged $11.2 million to expense for these actions and spent $3.4 million in cash. Approximately $4 million of cash will be spent in 2004. The annualized cost savings are expected to be $20 million.

      Milacron is committed to better serving our customers and to improving our competitive advantage through the implementation of Lean and Six Sigma processes. Since adopting these processes in mid-2001 as part of our total quality leadership business philosophy, over 40% of our employees have received Lean/ Six Sigma training and hundreds of cross-functional teams have solved problems and improved process efficiency. The goal of these efforts is to shorten customer response times and increase cash flow while reducing our overall working capital requirements.

Research and Development, New Product Development and Capital Expenditures

      We emphasize efficient investment in research and development and in new capital equipment to support rapid new product introductions, enhance our global competitive position and achieve sales growth. In 2003, we focused our investment on customer-driven development. To these ends we invested $17.8 million, or 2.4% of sales, in R&D in 2003, compared to $15.8 million, or 2.3% of sales, in 2002.

Patents

      Milacron holds a number of patents pertaining to both plastics technologies and industrial fluids, none of which are material to their respective business segments.

Employees

      The average number of employees from continuing operations at Milacron was 3,760 people in 2003. Of these, half were outside the U.S. As of year-end 2003, our employment from continuing operations was about 3,500 people.

Segment Information

      Segment and geographic information for the years ended December 31, 2003, 2002 and 2001 is included in the notes to Milacron’s consolidated financial statements on pages 40 through 80 of this Form 10-K.

Plastics Technologies

      Products and Services. We believe Milacron is the world’s broadest-line supplier of machinery, mold bases and related tooling, supplies and services to process plastics. With combined 2003 sales of $636 million, our plastics technologies businesses are organized in three segments:

Machinery technologies — North America

•	Injection molding systems, parts and services supplied from North America and India

•	Blow molding systems, parts, molds and services supplied from North America

•	Extrusion systems, parts and services supplied from North America

Machinery technologies — Europe

•	Injection molding systems, parts and services supplied from Europe.

•	Blow molding systems, parts, molds and services supplied from Europe

Mold technologies

•	Injection mold bases, related components/tooling and services worldwide

•	MRO — aftermarket parts and supplies worldwide

      Milacron strives to be a one-stop source for the needs of plastics processors. We offer full lines of advanced injection molding, extrusion and blow molding equipment and systems, and specialty auxiliary equipment for all types of plastics processing, as well as of supplies and replacement parts. To maximize productivity and profitability, customers count on Milacron’s technology innovations, value-added services and comprehensive applications expertise. Milacron is also a leading maker and supplier of mold bases and related tooling, components and supplies for the injection mold-making industry, and we make complete molds for blow molding. We are also a supplier of aftermarket MRO items for plastics processing, and we provide retrofit and rebuild services for older equipment manufactured by Milacron and others.

      Injection molding is a very versatile process that is used to make a wide variety of plastic products, ranging from auto components, toothbrushes and computer devices to mobile phones, toys, medical equipment and DVDs. We are leading the global industry shift to all-electric injection molding technology, which is cleaner, quieter, more accurate and more energy efficient compared to traditional hydraulic machines. Milacron is also a recognized technology leader in multi-material injection molding, offering systems that significantly reduce the customer’s cost per molded part. And our patented PC-based control technology for plastics molding machines assures high-quality part production and brings the power of the Internet and improved communications to the shop floor.

      In blow molding, we believe Milacron is the number-one maker of systems to produce HDPE (high density polyethylene) containers, as well as the world’s largest producer of industrial blow molding equipment to make hollow or semi-hollow products such as automotive components, toys, furniture, luggage and storage and shipping containers. In addition to providing turnkey, state-of-the-art blow molding systems, we are an integrated supplier of molds, tooling, aftermarket parts and services, and applications support.

      Our high-output, twin-screw extruders are sold in North America to produce a wide variety of PVC (polyvinyl chloride) and plastic composite products, such as siding, decking, fencing and pipe, used in commercial and home construction markets. Smaller models of our single-screw extruders serve such end markets as plastics film and medical tubing. We also supply a full line of new and rebuilt high-performance barrels and screws, which are the productivity and value components in the extrusion business, for all makes and models of extruders.

      Milacron’s pre-engineered mold bases and components for injection molding are market leaders in their categories in North America and Europe. We offer the widest range of standard and special mold technologies and the latest advances in quick-change molds, hot runner systems and art-to-part metal printing of complex molds. Independent mold makers are our largest customer category.

      We sell MRO supplies and services primarily through catalogs to OEM (original equipment manufacturer) and aftermarket customers around the world. Known for carrying high-quality products at competitive prices, we strive to become an extension of our customers’ businesses by meeting their day-to-day needs for small tools, gauges, temperature regulators, nozzles, screw tips, lubricants, safety supplies and thousands of other items.

      Our service parts organization continues to grow worldwide. We supplement our own service technicians with a network of independent providers for 24-hour response across North and South America and in many European countries. Customers have the option of ordering parts and service over the phone or via the Internet.

      Markets. One of the largest industries in the world, plastics processing is a major contributor to the vitality of industrialized economies and to the continuing growth of developing areas. Markets for plastics processing systems and supplies have grown steadily for over half a century, as plastics and plastic composites continue to replace traditional materials such as metal, wood, paper and glass. Plastics have increasingly become the material of choice in many, if not most, manufactured goods.

      Advancements in material development and in processing equipment capabilities continue to make plastic products more functional and less expensive, thus spurring secular growth. Thanks to superior strength-to-weight ratios, plastics are increasingly used in transportation-related applications. And consumer demand for safer, more convenient products continues to drive general demand for plastic products.

      Milacron competes in a global market, estimated to be $13 billion on an annualized basis, for plastics equipment and supplies. Our product mix generally parallels the major segments of this market. About two-thirds of the market consists of capital equipment, which is highly sensitive to general economic cycles and capital spending patterns. In addition, demand is often shaped by other factors such as fluctuations in resin pricing and availability, oil, gas and electricity prices, the impact of interest rates on new housing starts and auto sales, the introduction of new products or models, and consumer confidence and spending. Changes in currency exchange rates may also affect our customers’ businesses and, in turn, the demand for processing equipment. To reduce our dependency on capital goods cycles, we have focused on expanding our durable and consumable product offerings, as well as our after-market services and support.

      It has been well known for many decades that, generally speaking, the use of plastics is environmentally friendly and actually conserves energy when compared to making the same products out of metal, wood, paper and glass. To further address environmental concerns, however, many polymer suppliers, machinery makers and processors are actively developing and improving methods of recycling. As a member of the trade association, The Society of the Plastics Industry, Milacron continues to work with other leading companies to make plastics a part of the solution to the challenges of energy and environmental conservation.

      Geographic Sales. About 62% of our plastics technologies products and services in 2003 were sold to customers in North America. European sales made up about 27% of the total, with the remainder coming from Asia and the rest of the world.

      Distribution. Milacron maintains sales, marketing and customer service facilities in major cities across North America, Europe and Asia. We also sell through large networks of distributors and/or sales and service offices in all major countries.

      We sell our plastics machinery and systems through a combination of direct sales force and independent agents who are spread geographically throughout our key markets. We sell our mold bases, supplies and components through a direct distribution network in North America and Europe, through a large network of joint venture sales and service offices in Asia, over the Internet and via telemarketing. We market our MRO supplies in traditional printed catalogs, as well as through electronic catalogs and over the internet.

      Customers. Our plastics technologies customers are involved in making a wide range of everyday products: from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras and razors; from milk bottles to plastic-lumber decking. Key end markets in order of 2003 sales were packaging, automotive and transportation, building materials, industrial components, consumer goods and toys, custom molders, appliances and housewares, medical devices, and electrical and electronics.

      Production Facilities. For our three plastics technologies segments, Milacron maintains the following principal production facilities:

Facility Location	Products

Ahmedabad, India	Injection molding machines
Batavia, Ohio	Injection molding machines, blow molding machines, extrusion systems
Charlevoix, Michigan	Mold components
Corby, England	Injection molding components
Fulda, Germany	Mold bases
Greenville, Michigan*	Mold bases
Lewistown, Pennsylvania	Mold components
Madison Heights, Michigan	Hot runner systems
Magenta, Italy*	Blow molding machines
Malterdingen, Germany	Injection molding machines
Manchester, Michigan(a)	Molds for blow molding
McPherson, Kansas*	Extrusion screws and barrels
Mechelen, Belgium	Mold components
Melrose Park, Illinois	Mold bases
Mississauga, Ontario, Canada	Extrusion screws
Mt. Orab, Ohio	Plastics machinery parts
Policka, Czech Republic	Blow molding machines
Windsor, Ontario, Canada	Mold bases
Youngwood, Pennsylvania	Mold bases and components

(a)	The operations of this facility will be relocated in 2004.

*	Leased

      Competition. The markets for plastics technologies are global and highly competitive and include North American, European and Asian competitors. We believe Milacron has the number-one share of the North American market and the number-three share worldwide. A few of our competitors are larger than us, most are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are product features, technology, performance, reliability, quality, delivery, price and customer service.

Industrial Fluids

      Products and Services. We provide metalworking industries worldwide with a wide variety of coolants, lubricants, forming fluids, process cleaners and corrosion inhibitors used in the shaping of metal products. Customers count on our extensive knowledge of chemistry and metalworking applications to maximize their productivity.

      With 2003 sales of $104 million, our industrial fluids segment consists of:

•	Metalcutting and metalforming coolants and lubricants

•	Process cleaners, corrosion inhibitors and specialty products

      Coolants are required in the vast majority of metalworking operations, including cutting, grinding, stamping and forming, to achieve desired part quality and output through higher metal-removal rates and longer tool life. Our family of premium fluids meets the demands of today’s toughest metalworking operations, offering unmatched machining and grinding performance. One of our more popular blends, for example, can increase the life of grinding wheels by a hundredfold or more in certain applications compared to conventional fluids. For over 50 years, our specialty has been water-based synthetic fluids, which provide excellent lubricity and are generally more environmentally friendly than oil-based products. More recently, our new high-performance “green” fluids made from vegetable oils have been gaining acceptance, albeit limited, among metalworking customers concerned with environmental and/or disposal issues.

      We add value for our customers by helping them maintain the safety and effectiveness of their fluids and by offering them our expertise in fluid/tool synergies in order to optimize their metalworking operations. Optimized fluid and tool selection can provide our customers with significant productivity gains and cost savings.

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

      The markets in which our industrial fluids compete total $2.5 billion on an annualized, global basis. Over one-third of the market consists of metalcutting and grinding fluids, with metalforming fluids and process cleaners each accounting for about one-quarter of the market. Demand for our fluids is generally directly proportional to levels of industrial production, although we specifically target higher-growth areas such as machining and forming exotic alloys and aluminum. Factors affecting our customers’ production rates and ultimately demand for our fluids include auto and machinery sales, consumer spending and confidence, interest rates, energy prices and currency exchange rates.

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

      Geographic Sales. About 56% of our 2003 industrial fluid sales were made to customers in North America, while another 37% were to European customers. The remaining sales were to customers in Asia and the rest of the world.

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

      Customers. Our metalworking fluids are involved in making all kinds of products: from automotive power train components to aluminum soft drink cans; from air conditioners and glass mirrors to bearings and golf clubs; not to mention a wide variety of industrial components.

      Markets for our industrial fluids in order of importance based on 2003 sales were automotive and transportation, industrial components, industrial machinery, job shops, off-road and other heavy equipment, appliances and housewares, aerospace, oil and primary metals, and consumer goods. The largest customer category, automotive and transportation, accounted for 38% of fluid sales in 2003.

      Production Facilities. For our industrial fluids segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Cincinnati, Ohio	Metalworking fluids
Corby, England*	Metalworking fluids
Grenada, Mississippi*	Metalforming fluids
Livonia, Michigan*	Process cleaners, corrosion inhibitors, specialty products
Sturgis, Michigan	Metalforming fluids
Ulsan, South Korea	Metalworking fluids
Vlaardingen, The Netherlands	Metalworking fluids

*	Leased

      Competition. We believe Milacron holds a leadership position in world markets for water-based or synthetic metalworking fluids. Our competitors range from large petrochemical companies to smaller companies specializing in similar fluids. Principal competitive factors in this business include market coverage, product performance, delivery, price and customer service.

Executive Officers of the Registrant

      The following information is included in accordance with the provisions for Part III, Item 10:

Name and Age	Position	Positions Held During Last Five Years

Ronald D. Brown (50)	Chairman, President and Chief Executive Officer	Elected Chairman and Chief Executive Officer in 2001. Also served as President and Chief Operating Officer from 1999 to 2002 and in 2003. Prior thereto was Vice President — Finance and Administration and Chief Financial Officer from 1997. Has served as a Director since 1999.
Robert P. Lienesch (58)	Vice President — Finance and Chief Financial Officer	Elected Vice President — Finance and Chief Financial Officer in 1999. Also served as Treasurer until 2001. Elected Vice President and Treasurer in 1998.
Hugh C. O’Donnell (52)	Vice President, General Counsel and Secretary	Elected Vice President, General Counsel and Secretary in 1999. Prior thereto was Corporate Counsel from 1992.
Ross A. Anderson (47)	Controller	Elected Controller in 2002. Prior thereto was Group Controller, Plastics Technologies from 1998.
John C. Francy (39)	Treasurer	Elected Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998.

Notes:

The parenthetical figure below the name of each individual indicates his age at most recent birthday prior to December 31, 2003.

There are no family relationships among the executive officers of the Registrant.

Officers of the company are elected each year by the Board of Directors.

Item 2.	Properties

      We lease our corporate headquarters building from a third party. This building is located in Cincinnati, Ohio.

      The remaining information required by Item 2 is included in Part I on pages 7 and 9 of this Form 10-K.

Item 3.	Legal Proceedings

      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

      While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company’s consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The company’s common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of March 1, 2004, there were approximately 4,235 holders of record of the company’s common shares. The company’s Preferred shares are not actively traded.

      The following table shows the price range of the common shares for 2002 and 2003, as reported by the New York Stock Exchange. Cash dividends of $.01 per common share were paid in each quarter of 2002 and in the first two quarters of 2003. No dividends were paid in the last two quarters of 2003. Our revolving credit facility (discussed on page 68 of this Form 10-K) limited the payment of cash dividends to $.01 per share in each quarter.

Common Stock Price Range

	High	Low

2002, quarter ended
March 31	$16.60	$10.92
June 30	14.63	9.65
September 30	10.31	4.20
December 31	8.15	3.10
2003, quarter ended
March 31	$6.55	$3.76
June 30	5.59	4.08
September 30	5.00	2.00
December 31	4.47	2.23

Item 6.	Selected Financial Data

	2003		2002		2001		2000		1999

	(Dollars in millions, except per-share amounts)
Summary of Operations
Sales	$739.7		$693.2		$755.2		$974.5		$994.3
Earnings (loss) from continuing operations before cumulative effect of change in method of accounting	(184.5	)(a)	(18.4	)(a)	(28.7	)(a)	48.8	(a)	60.6	(a)
Per common share
Basic	(5.49)		(.56)		(.87)		1.39		1.64
Diluted	(5.49	)(b)	(.56	)(b)	(.87	)(b)	1.39		1.63
Earnings (loss) from discontinued operations	(7.2	)(c)	(16.8	)(c)	(7.0)		23.5		9.5
Per common share
Basic	(.21)		(.50)		(.21)		.67		.26
Diluted	(.21	)(b)	(.50	)(b)	(.21	)(b)	.67		.26

	2003		2002		2001		2000	1999

	(Dollars in millions, except per-share amounts)
Cumulative effect of change in method of accounting	—		(187.7	)(d)	—		—	—
Per common share
Basic	—		(5.61)		—		—	—
Diluted	—		(5.61	)(b)	—		—	—
Net earnings (loss)	(191.7)		(222.9)		(35.7)		72.3	70.1
Per common share
Basic	(5.70)		(6.67)		(1.08)		2.06	1.90
Diluted	(5.70	)(b)	(6.67	)(b)	(1.08	)(b)	2.06	1.89
Financial Position at Year End
Working capital of continuing operations	11.8		157.5		166.9		92.8	(14.0)
Property, plant and equipment — net	140.8		149.8		165.8		165.0	171.5
Total assets	711.5		915.7		1,512.3		1,464.9	1,536.7
Long-term debt	163.5		255.4		501.1		371.3	286.0
Total debt	323.4		301.5		576.7		457.2	500.4
Net debt (total debt less cash and cash equivalents)	230.6		179.2		486.6		423.4	422.7
Shareholders’ equity (deficit)	(33.9)		134.0		434.9		484.4	490.9
Per common share	(1.15)		3.79		12.80		14.37	13.18
Other Data
Dividends paid to common shareholders	.7		1.4		12.4		16.8	17.9
Per common share	.02		.04		.37		.48	.48
Capital expenditures	6.5		6.2		13.5		26.5	23.9
Depreciation and amortization	21.7		23.0		34.9		35.4	34.9
Backlog of unfilled orders at year-end	92.0		76.4		61.2		100.0	153.0
Employees (average)	3,760		4,090		4,672		4,789	5,240

(a)	Includes restructuring costs of $27.1 million ($25.5 million after tax) in 2003, $13.9 million ($8.8 million after tax) in 2002, $17.5 million ($11.0 million after tax) in 2001, $1.4 million ($.9 million after tax) in 2000 and $7.2 million ($4.8 million after tax) in 1999. In 2003 and 2002, also includes goodwill impairment charges of $65.6 million and $1.0 million, respectively, with no tax benefit. In 1999, includes a gain of $13.1 million ($10.1 million after tax) on the sale of the European extrusion systems business.

(b)	For 2003, 2002 and 2001, diluted earnings per common share is equal to basic earnings per share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.

(c)	In 2003, includes net expense of $.8 million related to adjustments of previously recorded gains and losses on divestitures of discontinued operations. In 2002, includes a net gain of $8.4 million on the divestiture of the Valenite and Widia and Werkö metalcutting tools businesses, the planned divestiture of the round metalcutting tools and grinding wheels businesses and adjustments of reserves related to the 1998 sale of the machine tools segment.

(d)	Represents a goodwill impairment charge related to the adoption of a new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Company Overview

      Milacron is a 120-year-old company, headquartered in Cincinnati, Ohio, and focused primarily on manufacturing and selling plastics processing equipment and supplies. We also manufacture and sell industrial fluids for metalworking applications. We operate both businesses on a global basis. With 3,500 employees, we have major manufacturing facilities in the United States, Germany, Italy, Belgium and India, and we maintain sales and service offices in over 100 countries around the world.

      We operate in four business segments: Machinery Technologies — North America, Machinery Technologies — Europe, Mold Technologies and Industrial Fluids. Our Machinery Technologies segments manufacture and sell plastics processing equipment, including the three most common types: injection molding, blow molding and extrusion machinery, as well as related tooling, parts and services throughout the world. Our Mold Technologies segment is the leading North American and a leading global supplier of mold bases and components used in the plastics injection molding process. Our Industrial Fluids segment blends and sells metalworking fluids globally for machining, stamping, grinding and cleaning applications.

      Milacron has served the plastics processing industries since the late 1960s. Major customers for our plastics technologies are manufacturers of packaging, autos, building materials, industrial components, consumer goods, appliances and housewares, medical devices, and electrical products. The automotive industry is by far the largest customer of our industrial fluids, followed by makers of industrial components and machinery, off-road equipment, appliances and housewares, and aircraft. We have made and sold industrial fluids since the late 1940s.

Plastics Markets — Background and Recent History

      Global consumption of plastics has grown steadily since the Second World War, as plastics and plastic composites continue to replace traditional materials such as metal, wood, glass and paper in an increasing number of manufactured products, particularly in the packaging, automotive, building materials, consumer goods, housewares, electrical and medical industries. From 1970 to 2002, global consumption of plastics grew at a compounded annual growth rate of 6%, compared with 1% for steel and 3% for aluminum (Source: BASF AG, Association of Plastics Manufacturers in Europe, International Iron & Steel Institute, U.S. Geological Survey).

      Plastic part production, like industrial production in general, has historically shown solid, mildly cyclical growth. In every year from 1980 to 2000, plastic part production in the U.S. showed positive year-over-year increases, averaging 7% compound annual growth (Source: U.S. Federal Reserve Board). The increases in plastics consumption and corresponding plastic part production have historically created cyclical but growing demand for our plastics machinery and related supplies. In fact, between 1980 and 2000, our sales of plastics equipment and supplies in North America grew at 8% compounded annually excluding acquisitions or 11% including acquisitions.

      In the 1990s, like many other U.S. companies, Milacron benefited from a strong, growing economy. Our plastics technologies sales were approaching $1 billion with good profitability. In 2000, for example, on sales of $835 million, our plastics technologies businesses generated over $125 million in EBITDA (earnings before interest, taxes, depreciation and amortization) and approximately $95 million in EBIT. However, beginning in late 2000 through the third quarter of 2003, the U.S. manufacturing sector experienced the most severe and prolonged downturn since the 1930s. U.S. industrial production, a key indicator of demand for our products, fell 6% from June, 2000 to June, 2003, a much steeper and longer decline than 4% in the prior downturn from June, 1990 to March, 1991 (Source: U.S. Federal Reserve Board). The plastics processing portion of the manufacturing sector was very severely impacted. As plastic part production slowed, capacity utilization rates of our customers, U.S. plastics processors, dropped from the previous peak of 86% to a low of 77% (Source: U.S. Federal Reserve Board), and shipments of injection molding machines in North America fell over 40% from a peak $1.2 billion 12-month moving total in 2000 to under $700 million by the end of 2001 and through 2003 (Source: The Society of Plastics Industry).

      During this deep recession in North America, with both European and Asian markets also in decline, albeit more modestly, demand for many of our plastics machinery lines declined by 40% to 50% or more, and our total global plastics technologies sales fell 27%. Despite a series of responsive actions, including a number of plant closings, head-count reductions and a lowering of fixed costs by over $60 million annually, the sales volume declines resulted in three loss years in 2001, 2002 and 2003.

      Manufacturing in North America started to recover in the fourth quarter of 2003 when total U.S. manufacturing orders finally returned to their previous peak levels of 2000. And in January 2004, the Institute for Supply Management’s manufacturing index, traditionally a very strong leading indicator, rose to its highest level in twenty years. In the plastics sector, U.S. processors’ capacity utilization reached 81% for the first time since late 2000.

      Historically, our experience has been that demand for machinery begins to grow two or three quarters after a pickup in production, when capacity utilization rates exceed 84%. In short, our customers need to return to sustained profitability before they can afford to significantly increase their investment in new equipment. So, while demand for our plastics machinery remained at depressed levels through the end of 2003, we are encouraged by recent economic developments and expect to benefit from a recovery in our plastics technologies businesses over time.

Industrial Fluids — Background and Recent History

      During the manufacturing recession of 2000-2003, overall demand for our metalworking fluids declined by about 10%, as our largest customer group, automakers, maintained reasonably good levels of production both in North America and worldwide. Profitability in this business, though impacted by lower sales volumes, held up fairly well throughout the recession, with earnings before interest and taxes in the range of 13% to 15% of sales.

Consolidated 2003 Results

      Sales and new orders in 2003 were approximately even with those of 2002 after excluding currency translation effects, as the manufacturing recession continued in North America through the first three quarters of the year. Our net loss in 2003 was $192 million and included two non-cash charges — a $66 million charge for goodwill impairment and a $71 million tax provision to establish valuation allowances against a portion of our deferred tax credits — as well as $27 million in restructuring costs.

Opportunities and Challenges

      Entering 2004 there are many positive developments bolstering Milacron’s prospects for improved operating results as well as a number of challenges and risks. In the fourth quarter of 2003 there was a noticeable pickup in industrial production in general and in the plastics processing industries in particular, a sign that an economic recovery in North America might be taking hold. The economic outlook for Europe appears positive and the Asian markets are projected to show continued strong growth, especially in China, where we are working hard to expand our presence. While we expect a pickup in our machinery businesses to lag the overall recovery by two quarters or more, our non-machinery businesses — currently representing over 50% of total sales, should benefit more immediately. We believe we are well positioned to expand our share in the higher-margin after-market sales and services sectors of the business. Internally we continue to implement “Lean” manufacturing techniques and other efficiency measures to improve our profitability and cash flow. Finally, the weakening of the U.S. dollar and the strengthening of the euro in 2003 should be competitively advantageous to our U.S.-built products in the long run.

      Although we ended the year with $93 million of cash, the biggest challenge we faced going into 2004 was the refinancing of our debt, as our revolving credit agreement and our receivables securitization program were both due to expire and $115 million of senior unsecured notes were due to mature — all in the first quarter. However, on March 12, 2004, we entered into two new financing arrangements that enabled us to repay these obligations by their scheduled maturity dates. These refinancing arrangements are discussed in depth on pages 35 through 37 of this Form 10-K and in notes to the Consolidated Financial Statements.

      The biggest risk we still face is the possibility of a stall or setback in the economic recovery of the manufacturing sector in North America, perhaps as a result of geopolitical instability and/or rising energy prices.

Acquisitions

      As described more fully in the notes to the Consolidated Financial Statements, in the years 2001 through 2003 Milacron completed a total of five acquisitions of smaller companies that are now included in its plastics technologies segments. The most significant were the 2001 acquisitions of Reform Flachstahl (Reform) and EOC Normalien (EOC), two businesses headquartered in Germany that manufacture and distribute mold bases and components for injection molding. In the aggregate, the five newly acquired businesses had annual sales of approximately $63 million as of the respective acquisition dates. In 2003, we also purchased the remaining 25% of the shares of a consolidated subsidiary in Canada that also manufactures mold bases and components.

Presence Outside the U.S.

      Beginning with the acquisition of Ferromatik in 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. For 2003, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Canada and Mexico 7%; Asia 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2003, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in 2002. As a result, Milacron experienced favorable currency translation effects on new orders and sales of $40 million and $39 million, respectively. The effect on earnings was not material.

      Between December 31, 2002 and December 31, 2003, the euro strengthened against the dollar by approximately 21% which caused the majority of a $9 million favorable adjustment to consolidated shareholders’ equity.

      If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Significant Accounting Policies and Judgments

      The Consolidated Financial Statements discussed herein have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to Milacron’s reported financial position and results of operations. Additional accounting policies are described in the note captioned “Summary of Significant Accounting Policies” on pages 44 through 47 of this Form 10-K, which should be read in connection with the discussion that follows. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes that the estimates used in the preparation of the Consolidated Financial Statements are reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

      At December 31, 2003, Milacron had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2003, we have provided valuation allowances against some of the deferred tax assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its short-term and long-range internal operating plans, which are based on the current economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company’s various operations.

      At December 31, 2003, Milacron had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $190 million and related deferred tax assets of $61 million. Valuation allowances totaling $51 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany and Italy — to conclude that no valuation allowances are required.

      At December 31, 2003, Milacron had a U.S. federal net operating loss carryforward of $63 million, of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending its ultimate expiration beyond 2023.

      The transaction entered into with Glencore Finance AG and Mizuho International plc on March 12, 2004 could substantially delay the timing of the utilization of certain of the U.S. loss carryforwards and other tax attributes that are discussed in the preceding paragraph in future years (see Liquidity and Sources of Capital — Refinancing Actions on page 35).

      At December 31, 2002, no valuation allowances had been provided with respect to the U.S. deferred tax assets based on a “more likely than not” assessment of whether they would be realized. This decision was based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. plastics industry. The higher sales and order levels expected in 2003 and beyond, combined with the significant reductions in Milacron’s cost structure that had been achieved in recent years, were expected to result in improved operating results in relation to the losses incurred in 2002 and 2001.

      At June 30, 2003, however, management concluded that a recovery in the plastics industry and the company’s return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003, the company expected to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, accounting principles generally accepted in the U.S. include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a charge to the tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of the company’s U.S. deferred tax assets for which future income was previously assumed.

      During the second half of 2003, we increased U.S. deferred tax assets by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million and as a result, there was no tax benefit for financial reporting purposes associated with the losses and the impairment charge. As of December 31, 2003, U.S. deferred tax assets net of deferred tax liabilities totaled $162 million and U.S. valuation allowances totaled $89 million. We continue to rely on the availability of qualified tax planning strategies and tax carryforwards to conclude that valuation allowances are not required with respect to U.S. deferred tax assets totaling approximately $73 million at December 31, 2003.

      Management will reassess its conclusions regarding the amount of valuation allowances that are required on a quarterly basis. Further delays in a recovery in the U.S., particularly in capital spending in the plastics industry, could result in changes in management’s estimates and the related assumptions and a requirement to record additional valuation allowances against the U.S. deferred tax assets. This could result in a further increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.

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

      Allowances for doubtful accounts are generally established using specific percentages of the gross receivable amounts based on their age as of a particular balance sheet date. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable for Milacron’s continuing operations have averaged $2.8 million during the last three years. While management believes that the company’s reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of Milacron’s major customers could result in the need for additional reserves in the future.

      Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. These calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2003, Milacron’s continuing operations recorded new inventory obsolescence reserves totaling $5.4 million and utilized $5.3 million of such reserves in connection with the disposal of obsolete inventory. Management believes that Milacron’s reserves are appropriate in light of its historical results and its assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.

      Milacron’s warranty reserves are of two types — “normal” and “extraordinary.” Normal warranty reserves are intended to cover routine costs associated with the repair or replacement of products sold in the ordinary course of business during the warranty period. These reserves are accrued using a percentage-of-sales approach based on the ratio of actual warranty costs over a representative number of years to sales revenues from products sold with warranties over the same period. The percentages are required to be reviewed and adjusted as necessary at least annually. Extraordinary warranty reserves are intended to cover major problems related to a single machine or customer order or to problems related to a large number of machines or other type of product. These reserves are intended to cover the estimated costs of resolving the problems based on all relevant facts and circumstances. In recent years, costs related to extraordinary warranty problems have not been significant. In 2003, Milacron’s continuing operations accrued warranty reserves totaling $4.9 million and incurred warranty-related costs totaling $3.0 million. While management believes that the company’s warranty reserves are adequate in the circumstances, unforeseen problems related to unexpired warranty obligations could result in a requirement for additional reserves in the future.

Impairment of Goodwill and Long-Lived Assets

      In years prior to 2002, Milacron reviewed the carrying value of goodwill annually using estimated undiscounted future cash flows. Using this approach in 2001, the maximum period of time to recover the carrying value of recorded goodwill through undiscounted cash flows was determined to be approximately 12 years and the weighted-average recovery period was approximately 18% of the average remaining amortization period. However, effective January 1, 2002 Milacron adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that goodwill be tested for impairment using probability–weighted cash flows discounted at market interest rates. The change from undiscounted to discounted cash flows resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 million after tax) that was recorded as the cumulative effect of a change in accounting method as of January 1, 2002.

      SFAS No. 142 requires that goodwill be tested for impairment annually or whenever certain indicators of impairment are determined to be present. Milacron conducted its first annual review of goodwill balances as of October 1, 2002. This review resulted in a pretax goodwill impairment charge related to the mold technologies segment of $1.0 million (with no tax benefit) that was recorded in the fourth quarter. In the third quarter of 2003, we tested the goodwill of two businesses included in the mold technologies segment for impairment due to the presence of certain indicators of impairment. This review resulted in a preliminary goodwill impairment charge of $52.3 million that was recorded in the third quarter and subsequently adjusted to $65.6 million in the fourth quarter after the completion of the independent appraisals of certain tangible and intangible assets that are required to determine their fair values. The charge resulted from a downward adjustment of the future cash flows expected to be generated by the businesses due to a delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to our European mold base and components business due to continued weakness in the markets it serves.

      Our annual review of goodwill impairment as of October 1, 2003 did not result in additional impairment charges.

      Milacron currently reviews the carrying values of its long-lived assets other than goodwill annually. These reviews are conducted by comparing the estimates of undiscounted future cash flows that are included in Milacron’s long-range internal operating plans to the carrying values of the related assets. No growth in operating cash flows beyond the third year is assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts. In 2003, Milacron reviewed the aggregate carrying values of selected groups of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, intangible assets other than goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 8 years and that the weighted-average recovery period is approximately 20% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2003.

Insurance Reserves

      Through its wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), Milacron is primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain domestic employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to Milacron. Exposure for general and product liability claims is supplemented by reinsurance coverage in some cases and by excess liability coverage in all policy years. Worker’s compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2003, MAL had reserves for known claims and incurred but not reported claims under all coverages totaling approximately $22.9 million. The majority of this amount is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date.

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

Pensions

      Milacron maintains defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for certain U.S. employees, which is also the only defined benefit plan that is funded. Excluding charges of $4.7 million for temporary supplemental retirement benefits that were offered in connection with restructuring actions, Milacron recorded pension income of $9.4 million related to this plan in 2002. In 2003, however, pension income decreased to $.6 million, once again excluding charges for supplemental benefits of $3.2 million. Moreover, we currently expect to record pension expense related to this plan of $7 to $8 million in 2004. Pension expense for 2005 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension income or expense and the reasons for the reductions in income identified above.

      A significant factor in determining the amount of income recorded for the funded U.S. plan is the expected long-term rate of return on plan assets. In 2002 and in several preceding years, Milacron used an expected long-term rate of return of 9 1/2%. However, the company began using a rate of return of 9% beginning in 2003 and will continue to do so in 2004. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments, as well as international securities. The change from the 9 1/2% rate of return assumption to the lower 9% rate had the effect of reducing the amount of pension income that would otherwise be reportable in 2003 by more than $2 million.

      In determining the amount of pension income or expense to be recognized, the expected long-term rate of return is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. This practice is intended to reduce year-to-year volatility in recorded pension income or expense but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on the long-term rate of return assumption. At December 31, 2003, the market value of Milacron’s pension assets was $371 million whereas the calculated value of these assets was $389 million. The difference arises because the latter amount includes two-thirds of the asset-related loss incurred in 2002 but only one-third of the gain realized in 2003. If significant asset-related losses are incurred in 2004, it will have the effect of increasing the amount of pension expense to be recognized in future years beginning in 2005.

      In addition to the expected rate of return on plan assets, recorded pension income or expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At December 31, 2001, the discount rate used to value the liabilities of the principal U.S. plan was reduced from 7 3/4% to 7 1/4%. The rate was further lowered to 6 1/2% at December 31, 2002 and to 6 1/4% at December 31, 2003. The combined effects of these changes and the variances in relation to the long-term rate of return assumption discussed above have resulted in cumulative losses in excess of the 10% corridor. Amortization of these losses adversely affected pension expense in 2003 by almost $3 million. Expense for amortization of previously unrecognized losses is expected to be in excess of $6 million in 2004.

      Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2004. Specifically, a one-half percent increase in the rate of return on assets assumption would have the effect of decreasing pension expense by approximately $2 million. A comparable decrease in this assumption would have the opposite effect. In addition, a one-quarter percent increase or decrease in the discount rate would decrease or increase expense by approximately $.8 million.

      Because of the significant decrease in the value of the assets of the funded plan for U.S. employees during 2001 and 2002 and decreases in the plan’s discount rate, Milacron recorded a minimum pension liability adjustment of $118 million effective December 31, 2002 and significantly reduced the carrying value of the pension asset related to the plan. This resulted in a $95 million after-tax reduction in shareholders’ equity. At December 31, 2003, shareholders’ equity was increased by $15 million (with no tax effect) due to an increase in plan assets in 2003 that was partially offset by an increase in liabilities that resulted from a lower discount rate. These adjustments were recorded as a component of accumulated other comprehensive loss and therefore did not affect reported earnings or loss. However, they resulted in $81 and $95 million after-tax reductions of shareholders’ equity at December 31, 2003 and December 31, 2002, respectively.

Results of Operations

      In an effort to help readers better understand the composition of Milacron’s operating results, certain of the discussions that follow include references to restructuring costs. Accordingly, those discussions should be read in connection with (i) the tables on pages 30 and 31 of this Form 10-K under the caption “Comparative Operating Results” and (ii) the Consolidated Financial Statements and notes thereto that are included herein on pages 40 through 80.

Discontinued Operations

      As discussed more fully in the notes to the Consolidated Financial Statements, in the third quarter of 2002 Milacron completed the sales of its Valenite, Widia and Werkö metalcutting tools businesses and began to explore strategic alternatives for the sale of its round metalcutting tools and grinding wheels businesses. The round metalcutting tools business was sold in two separate transactions in the third quarter of 2003 and the grinding wheels business is expected to be sold early in 2004. All of these businesses are reported as discontinued operations in the Consolidated Financial Statements. The comparisons of results of operations that follow exclude these businesses and relate solely to Milacron’s continuing operations unless otherwise indicated.

Pension Income and Expense

      In 2002 and prior years, Milacron recorded significant amounts of income related to its defined benefit pension plan for certain U.S. employees. For all of 2002, results of continuing operations included income of $7.6 million related to this plan. However, because of a significant decrease in the value of the plan’s assets and changes in the rate-of-return on assets and discount rate assumptions (see Significant Accounting Policies and Judgments — Pensions), pension income related to continuing operations decreased to $.5 million in 2003. As discussed further below, the fluctuation between years has negatively affected margins, selling and administrative expense and earnings.

2003 Compared to 2002

New Order and Sales

      Consolidated new orders totaled $747 million in 2003 compared to $703 million in 2002. Currency translation effects resulting principally from the strength of the euro in relation to the U.S. dollar contributed substantially all of the $44 million increase. Consolidated sales increased from $693 million in 2002 to $740 million in 2003. As was the case with new orders, translation effects contributed most of the increase. Order and shipment levels showed improvement in the fourth quarter but continued to be penalized by low levels of industrial production in the U.S. and capital spending in the plastics processing industry.

      Export orders totaled $73 million in 2003, an increase of $7 million from $66 million in 2002. Export sales increased from $71 million in 2002 to $73 million in 2003. Both increases related principally to higher export sales of U.S.-built blow molding systems. Total sales of all segments to non-U.S. markets, including exports, were $338 million, or 46% of consolidated sales, in 2003 compared to $296 million, or 43% of sales, in 2002. Sales of goods manufactured outside the U.S. totaled 41% in 2003 compared to 38% in 2002. The strength of the euro in relation to the dollar was a significant factor in both increases.

      Our backlog of unfilled orders was $92 million at December 31, 2003 compared to $76 million at December 31, 2002. The increase reflects higher order levels for blow molding systems in the U.S. and injection molding machinery in Europe.

Margins, Costs and Expenses

      Including $3.3 million of restructuring costs related to product line discontinuation, the consolidated manufacturing margin was 17.7% in 2003. Excluding restructuring costs, the consolidated margin was 18.2%. In 2002, the consolidated manufacturing margin, including $1.9 million of restructuring costs, was 17.3%. Excluding restructuring costs, the 2002 margin was 17.5%. Margins remained low in relation to pre-recession historical levels due to reduced sales volume and the related underabsorption of manufacturing costs. Margins were also penalized by increased pricing pressure for plastics processing machinery in both North America and Europe and a $5.0 million decrease from 2002 in the amount of pension income included in the cost of products sold. However, margins benefited from the effects of our process improvement initiatives and our recent restructuring actions.

      Total selling and administrative expense was $129 million in 2003 compared to $121 million in 2002. Selling expense increased from $93 million, or 13.4% of sales, in 2002 to $104 million, or 14.0% of sales, in 2003 due principally to variable selling costs associated with higher sales volume, increased bad debt expense and a $2.0 million reduction in pension income. Costs associated with the triennial National Plastics Exposition that was held in June of 2003 and currency effects also contributed to the increase in selling expense. Conversely, administrative expense decreased by more than $2 million due principally to the effects of our restructuring actions and cost containment efforts despite almost $2 million in adverse currency effects.

      Other expense-net increased from income of $1.0 million in 2002 to expense of $1.5 million in 2003. The amount for 2003 includes income of $3.5 million from the settlement of warranty claims against a supplier and $.9 million of income from the licensing of patented technology. The 2002 amount includes income of $4.5 million from technology licensing.

Restructuring Costs

      As discussed more fully in the notes to the Consolidated Financial Statements, in 2002 and 2003 we announced additional restructuring initiatives intended to further reduce our cost structure as well as to improve operating efficiency and customer service. In the aggregate, these actions will ultimately result in the elimination of approximately 500 positions worldwide. Cost savings related to these actions were in excess of $15 million in 2003. On an annualized basis, the savings are expected to be in excess of $35 million in 2004 and beyond. This is in addition to the savings we realized from the restructuring actions that were initiated in 2001.

      In the fourth quarter of 2002, we initiated the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our facility near Cincinnati, Ohio. The mold making operation in Manchester will also be moved to a smaller, more cost-effective location near the present facility early in 2004. In another action, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was discontinued and transferred to other facilities in North America.

      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. In the second quarter of 2003, we initiated a plan to close the special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another facility. Certain other production is being outsourced. In the third quarter of 2003, we began to implement additional restructuring initiatives that focus on further overhead cost reductions in each of Milacron’s plastics technologies segments and at the corporate office. These actions involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions.

      In 2003 and 2002, restructuring costs also include amounts for the integration of EOC and Reform, two businesses acquired in 2001, with Milacron’s existing mold base and components business in Europe and costs associated with initiatives announced in 2001 and 2002 to consolidate manufacturing operations and reduce Milacron’s cost structure.

      The costs and related cash effects of the actions described above are summarized in the table that follows.

Restructuring Actions

		Restructuring Costs			Cash Costs

	Year Initiated	2003	2002	2001	2003	2002	2001

		(In millions)
Machinery technologies — North America
Injection molding and blow molding employment reductions	2003	$3.8	$—	$—	$.7	$—	$—
Blow molding machinery and mold making relocations	2002	3.9	3.4	—	3.4	.4	—
Southwest Ohio reorganization	2002	—	.6	—	—	.1	—
Injection molding and extrusion early retirement program and general overhead reductions	2001	—	2.3	.8	—	.6	.4
Injection molding and blow molding facilities and product line rationalization	2001	—	.4	4.8	—	.2	3.6
Other 2001 actions	2001	—	—	1.2	—	.2	1.0

		7.7	6.7	6.8	4.1	1.5	5.0
Machinery technologies — Europe
Blow molding product line rationalization and employment reductions	2003	4.5	—	—	.7	—	—
Injection molding sales office and employment reductions	2003	2.0	—	—	.5	—	—
Injection molding and blow molding overhead reductions	2001	—	(.4)	6.9	1.3	4.0	.6

		6.5	(.4)	6.9	2.5	4.0	.6
Mold technologies
Mahlberg plant closure	2003	5.7	—	—	2.8	—	—
North American employment reductions	2003	1.0	—	—	.6	—	—
European sales reorganization	2003	3.6	—	—	1.3	—	—
Monterey Park plant closure	2002	.5	.9	—	(.2)	—	—
EOC and Reform integration	2001	1.8	4.6	3.4	.2	7.8	1.0
North American overhead and general employment reductions	2001 & 2002	—	.9	.1	—	.3	—

		12.6	6.4	3.5	4.7	8.1	1.0
Industrial fluids and corporate
Early retirement program and general overhead reductions	2003	.3	—	—	.1	—	—
Early retirement program and general overhead reductions	2001 & 2002	—	1.2	.3	.2	.3	—

		.3	1.2	.3	.3	.3	—

		$27.1	$13.9	$17.5	$11.6	$13.9	$6.6

      The table that follows depicts the cost savings realized in 2002 and 2003 from the restructuring actions discussed above and the incremental savings of approximately $20 million that are expected to be realized in 2004.

Restructuring Actions

			Cost Savings

		Headcount			Incremental	Total
	Year Initiated	Reductions	2002	2003	2004	2004

		(In millions)
Machinery technologies — North America
Injection molding and blow molding employment reductions	2003	102	$—	$2.1	$4.4	$6.5
Blow molding machinery and mold making relocations	2002	42	—	3.7	1.0	4.7
Southwest Ohio reorganization	2002	24	.8	2.7	—	2.7
Injection molding and extrusion early retirement program and general overhead reductions	2001	165	9.9	10.7	—	10.7
Injection molding and blow molding facilities and product line rationalization	2001	64	4.4	4.2	—	4.2
Other 2001 actions	2001	52	5.0	5.0	—	5.0

		449	20.1	28.4	5.4	33.8
Machinery technologies — Europe
Blow molding product line rationalization and employment reductions	2003	47	—	1.0	1.8	2.8
Injection molding sales office and employment reductions	2003	70	—	.4	3.8	4.2
Injection molding and blow molding overhead reductions	2001	133	5.0	6.8	—	6.8

		250	5.0	8.2	5.6	13.8
Mold technologies
Mahlberg plant closure	2003	67	—	2.1	1.8	3.9
North American employment reductions	2003	37	—	1.0	1.9	2.9
European sales reorganization	2003	75	—	.1	4.3	4.4
Monterey Park plant closure	2002	12	—	.6	.2	.8
EOC and Reform integration	2001	233	3.0	5.2	—	5.2
North American overhead and general employment reductions	2001 & 2002	47	1.9	2.0	—	2.0

		471	4.9	11.0	8.2	19.2
Industrial fluids and corporate
Early retirement program and general overhead reductions	2003	11	—	.5	.9	1.4
Early retirement program and general overhead reductions	2001 & 2002	16	.5	1.0	—	1.0

		27	.5	1.5	.9	2.4

		1,197	$30.5	$49.1	$20.1	$69.2

Goodwill Impairment Charge

      In 2003, Milacron recorded a goodwill impairment charge of $65.6 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The charge was calculated by discounting estimated future cash flows and resulted from a downward adjustment of the cash flows expected to be generated by these businesses due to the delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to our European mold base and components business due to continued weakness in the markets it serves.

Results By Segment

      The following sections discuss the operating results of our business segments which are presented in tabular form on pages 74 though 76 of this Form 10-K. As presented therein, segment operating profit or loss excludes restructuring costs and goodwill impairment charges.

      Machinery technologies — North America — New orders in the machinery technologies — North America segment were $325 million compared to $321 million in 2002. The segment’s sales also increased modestly from $314 million in 2002 to $321 million in 2003. Despite signs of increased capacity utilization in U.S. plastics processing industries in the fourth quarter, orders and shipments remained at low levels for the third consecutive year due to depressed capital spending by our customers. In addition, the segment’s results were penalized by weaker price realization and reduced pension income but benefited from our restructuring and cost reduction initiatives. Excluding restructuring costs, the segment had operating earnings of $6.7 million in 2003 compared to $8.0 million in 2002. The decrease was due entirely to a $6.1 million reduction in pension income and the absence of $4.5 million of royalty income from the licensing of patented technology that was received in 2002. Restructuring costs for the segment were $7.7 million in 2003 and $6.7 million in 2002. In both years, most of these costs related to the relocation of the North American blow molding systems business and to supplemental retirement benefits offered for the purpose of reducing the cost structure of the segment’s injection molding and extrusion machinery businesses. The restructuring actions initiated in 2002 and 2003 resulted in cost savings in excess of $8 million in 2003 and are expected to produce savings of almost $14 million in 2004. Including the actions that began in 2001, the segment’s savings in 2004 are expected to be almost $34 million.

      Machinery technologies — Europe — The machinery technologies — Europe segment had new orders of $154 million and sales of $151 million in 2003 compared to orders of $122 million and sales of $117 million in 2002. Currency translation effects related to the strength of the euro in relation to the dollar contributed about two-thirds of both increases. Sales of blow molding systems were flat in relation to 2002 but orders and shipments of European-built injection molding machines increased as measured in local currency despite weaker price realization. The segment’s operating results improved significantly as a result of our recent restructuring of its blow molding systems business as its loss excluding restructuring costs decreased from $8.1 million in 2002 to $1.4 million in 2003. Restructuring costs totaled $6.5 million in 2003 and related principally to the restructuring of the blow molding business and the discontinuation of certain of its product lines and to overhead reductions in the segment’s injection molding machinery business. To date, these 2003 actions have resulted in savings in excess of $1 million but are expected to result in savings in excess of $6 million in 2004. Including the benefits of additional actions that began in 2001, the segment’s total savings in 2004 are expected to be approximately $14 million.

      Mold technologies — In 2003, the mold technologies segment had new orders and sales of $169 million compared to $175 million of orders and sales in 2002. The decreases occurred despite favorable currency effects of approximately $10 million. The segment’s profitability was adversely affected by low levels of industrial production and capacity utilization in both North America and Europe. Inefficiencies associated with the consolidation of the segment’s European operations continued into 2003 and adversely affected its results as did reduced profitability in North America. Excluding restructuring costs, the segment had operating earnings of $1.8 million in 2003 compared to earnings of $5.3 million in 2002. Restructuring costs totaled $12.6 million in 2003 and related principally to overhead reductions in North America and to the further consolidation of the segment’s European operations. The actions in Europe included the closure of two manufacturing plants and the reorganization and consolidation of the European marketing and sales structure. Restructuring costs of $6.4 million in 2002 related principally to the closure of a manufacturing plant in the U.S. and to costs to integrate two businesses acquired in 2001 with the segment’s existing European operations. The actions initiated in 2002 and 2003 resulted in savings in excess of $4 million and are expected to produce savings in excess of $12 million in 2004. Including the effects of actions that began in 2001, the segment’s 2004 savings will be approximately $19 million.

      Industrial Fluids — The industrial fluids segment had new orders and sales of $104 million compared to orders and sales of $96 million in 2002. Both increases were due principally to currency effects related to the segment’s operations in Europe. The segment’s operating profit increased from $14.4 million in 2002 to $15.7 million in 2003. The improvement occurred despite a $.9 million reduction in pension income.

Loss Before Income Taxes

      Our pretax loss was $111.8 million in 2003 compared to a loss of $36.6 million in 2002. The amount for 2003 includes restructuring costs of $27.1 million and the $65.6 million goodwill impairment charge. In 2002, restructuring costs were $13.9 million. The comparison between years was also adversely affected by a $7.1 million reduction in the amount of pension income related to continuing operations and the absence in 2003 of the previously discussed $4.5 million of royalty income.

Income Taxes

      As was previously discussed (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances), we recorded a $71 million charge in the second quarter tax provision to establish valuation allowances against a portion of the company’s U.S. deferred tax assets. Additional deferred tax assets and valuation allowances were recorded in the second half of the year. Due to the geographic mix of earnings and losses, the tax provision for 2003 also includes income tax expense related to profitable operations in non-U.S. jurisdictions. These factors resulted in a 2003 provision for income taxes of $72.7 million despite a pretax loss of $111.8 million.

      In 2002, we recorded tax benefits related to losses in the U.S. at the federal statutory rate. We also had a favorable tax rate for non-U.S. operations due in part to permanent deductions in The Netherlands, the benefits of which were partially offset by increases in valuation allowances in Germany and Italy. The 2002 consolidated effective rate of almost 50% also benefited from the favorable resolution of tax contingencies in the U.S. and other jurisdictions.

Loss From Continuing Operations

      Our 2003 loss from continuing operations was $184.5 million, or $5.49 per share, which includes after-tax restructuring costs of $25.5 million, the goodwill impairment charge of $65.6 million (with no tax benefit) and the $71 million tax adjustment to record U.S. valuation allowances. In 2002, our loss from continuing operations was $18.4 million, or $.56 per share. The loss for 2002 includes after-tax restructuring costs and royalty income of $8.8 million and $2.8 million, respectively. After-tax pension income was $.5 million in 2003 compared to $4.9 million in 2002.

Discontinued Operations

      In 2003 and 2002, the loss from discontinued operations includes our round metalcutting tools and grinding wheels businesses. The former was sold in two separate transactions in September 2003 and the grinding wheels business is expected to be sold early in 2004. In 2002, discontinued operations also includes the Valenite and Widia and Werkö metalcutting tools businesses that were sold in August of that year. The losses that were incurred in both years resulted from depressed levels of industrial production in North America and — in 2002 — Europe and India and from inefficiencies associated with managing businesses in the process of being sold.

      As discussed more fully in the notes to the Consolidated Financial Statements, in 2002 we recorded a net gain of $8.4 million related to the divestitures of discontinued operations. In 2003, we recorded expense of $.8 million to adjust sale-related accruals and reserves to reflect current expectations.

Cumulative Effect of Change in Method of Accounting

      Effective January 1, 2002, Milacron recorded a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.61 per share) as the cumulative effect of a change in method of accounting in connection with the adoption of Statement of Financial Accounting Standards No. 142. Approximately 75% of the pretax charge related to the company’s container blow molding and round metalcutting tools businesses, the latter of which was sold in 2003.

Net Loss

      Our net loss for 2003 was $191.7 million, or $5.70 per share, compared to a loss of $222.9 million, or $6.67 per share, in 2002. The amount for 2003 includes the previously discussed restructuring costs, goodwill impairment charge, tax adjustment for valuation allowances and the losses from discontinued operations. The loss for 2002 includes restructuring costs, the net loss from discontinued operations and the cumulative effect adjustment.

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

      Export orders totaled $66 million in 2002 compared to $78 million in 2001 while export sales decreased from $82 million to $71 million. In both cases, the decreases resulted from reduced export volume for plastics processing machinery. Sales of all segments to non-U.S. customers, including exports, totaled $296 million, or 43% of sales, in 2002 compared to $307 million, or 41% of sales, in 2001. Sales of products manufactured outside the U.S. were $265 million in 2002 and $256 million in 2001.

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

      Other expense-net decreased from $12.9 million in 2001 to income of $1.0 million in 2002. The amount for 2002 includes $4.5 million of royalty income from the licensing of patented technology whereas the amount for 2001 includes goodwill amortization expense of $10.8 million and a gain of $2.6 million on the sale of surplus real estate.

Restructuring Costs

      In response to exceptionally low order levels, in the third and fourth quarters of 2001 we implemented plans to consolidate manufacturing operations and further reduce Milacron’s cost structure. These plans resulted in pretax charges to earnings from continuing operations of $17.8 million, including $14.1 million in 2001 and $3.7 million in 2002. In 2001, we also initiated a plan to integrate the operations of EOC and Reform, both of which were acquired in the second quarter of that year, with our existing mold base and components business in Europe. The total cost of completing the integration was originally expected to be $9.2 million but was ultimately increased to $11.0 million due to unanticipated costs related to the integration and lower than expected realizable values for surplus assets. Of the total cost, $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in 2001 and $4.6 million in 2002.

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

      In November 2002, we announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also be moved to a smaller, more cost-effective location near the existing facility. In the second initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was phased out and transferred to various other facilities in North America. These additional actions were expected to result in incremental restructuring costs of $7 to $8 million, of which $4.3 million was charged to expense in 2002 with a majority of the remainder to be recorded in 2003. The total cash cost of these initiatives was expected to be approximately $6 million, most of which was to be spent in 2003. The pretax annualized cost savings were expected to exceed $4 million, most of which was realized in 2003.

Results By Segment

      The following sections discuss the operating results of our business segments which are presented in tabular form on pages 74 through 76 of this Form 10-K. As presented therein, segment operating profit or loss excludes restructuring costs and goodwill impairment charges.

      Machinery technologies — North America — In 2002, the machinery technologies — North America segment had orders and sales of $321 million and $314 million, respectively. In 2001, the segment’s orders totaled $337 million and sales were $362 million. While new business and shipment levels remained low for much of the year due to depressed capital spending levels in the plastics processing industry, volume increased modestly in the fourth quarter. Despite lower sales volume, the segment’s manufacturing margin improved in 2002 as a result of our cost reduction and restructuring efforts. Excluding restructuring costs of $6.7 million, the segment had operating earnings of $8.0 million in 2002 compared to a 2001 operating loss of $13.5 million which excludes $6.8 million of restructuring costs. The amount for 2002 includes the previously discussed $4.5 million of royalty income. Goodwill amortization expense included in the 2001 amount totaled $3.9 million.

      Machinery technologies — Europe — New orders were $122 million in 2002, an increase of $8 million in relation to the prior year that was due principally to favorable currency effects. Sales decreased from

$123 million to $117 million despite favorable currency effects. Manufacturing margins also decreased slightly in 2002 and the segment’s results continued to be penalized by operating problems related to the consolidation of the segment’s European blow molding systems business that was completed in 2001. The segment had an operating loss of $8.1 million in 2002 compared to a loss of $9.1 million in 2001. The amount for 2002 excludes a credit of $.4 million related to the reversal of excess restructuring reserves that had been accrued in 2001 while the loss for 2001 excludes restructuring expense of $6.9 million. Goodwill amortization expense in 2001 was $1.4 million.

      Mold technologies — The mold technologies segment had new orders of $174 million in 2002, a decrease of $10 million in relation to orders of $184 million in 2001. Sales also decreased by $10 million from $185 million to $175 million. The decreases were due in part to low levels of industrial production and capacity utilization in the North American plastics industry but order levels and shipments also decreased in the segment’s European operations. Due to reduced volume, the segment’s manufacturing margin decreased by approximately one percentage point. Excluding restructuring costs of $6.4 million, the segment had operating earnings of $5.3 million in 2002 compared to earnings of $12.1 million in 2001 which excludes restructuring costs of $3.5 million. The margin decrease and reduction in profitability were due principally to costs and inefficiencies related to the integration of EOC and Reform (see Acquisitions) with the segment’s existing European mold base business. The amount for 2002 includes a fourth quarter goodwill impairment charge of $1.0 million related to a small business unit in the segment. Goodwill amortization expense in 2001 was $5.2 million.

      Industrial fluids — In the industrial fluids segment, new orders and sales both increased from $93 million in 2001 to $96 million in 2002. Approximately one-half of the increases resulted from favorable currency effects. The segment’s manufacturing margin decreased only modestly but its operating profit fell from $18.1 million, which excludes $.3 million of restructuring costs, to $14.4 million in 2002. The profitability decrease resulted principally from the absence of one-time favorable adjustments in 2001 that did not recur in 2002. Expense for goodwill amortization in 2001 was $.3 million.

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

Loss From Continuing Operations

      Milacron’s 2002 loss from continuing operations was $18.4 million, or $.56 per share, compared to a loss of $28.7 million, or $.87 per share, in 2001. The amount for 2002 includes after-tax restructuring costs of

$8.8 million and after-tax royalty income of $2.8 million. The loss from continuing operations for 2001 includes after-tax goodwill amortization expense of $7.0 million, after-tax restructuring costs of $11.0 million, and the after-tax land sale gain of $1.6 million.

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

      As described more fully in the notes to the Consolidated Financial Statements, in 2002 discontinued operations includes a net gain of $8.4 million that resulted from a gain of $31.3 million on the sale of Valenite and a benefit of $1.9 million from adjustments of reserves related to the 1998 divestiture of the machine tools segment. These amounts were partially offset by losses on the sale of Widia and Werkö of $14.9 million and on the planned dispositions of the round metalcutting tools and grinding wheels businesses totaling $9.9 million. The latter amount was recorded as a charge to earnings in the fourth quarter. The amounts for the Valenite and the Widia and Werkö transactions were revised in the fourth quarter from the amounts previously recognized to reflect final purchase price adjustments and to adjust reserves and tax effects to reflect more recent estimates of expected liabilities or benefits.

Cumulative Effect of Change in Method of Accounting

      Effective January 1, 2002, Milacron recorded a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.61 per share) as the cumulative effect of a change in method of accounting in connection with the adoption of Statement of Financial Accounting Standards No. 142. Approximately 75% of the pretax charge related to the company’s container blow molding and round metalcutting tools businesses, the latter of which is now reported as a discontinued operation.

Net Loss

      Including the effects of discontinued operations and the change in method of accounting, Milacron had a net loss of $222.9 million, or $6.67 per share, in 2002 compared to a net loss of $35.7 million, or $1.08 per share, in 2001. The amount for 2002 includes the previously discussed restructuring costs and royalty income as well as losses from discontinued operations of $16.8 million and the $187.7 million cumulative effect adjustment. The net loss for 2001 includes the restructuring and goodwill amortization costs that are discussed above as well as $7.0 million of losses from discontinued operations.

Comparative Operating Results

      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding Milacron’s operating earnings (loss) including these amounts.

	2003	2002	2001

	(In millions)
Machinery Technologies — North America
Segment operating earnings (loss) as reported	$6.7	$8.0	$(13.5)
Restructuring costs	(7.7)	(6.7)	(6.8)

Adjusted operating earnings (loss)	$(1.0)	$1.3	$(20.3)

	2003	2002	2001

	(In millions)
Machinery Technologies — Europe
Segment operating loss as reported	$(1.4)	$(8.1)	$(9.1)
Restructuring costs	(6.5)	.4	(6.9)

Adjusted operating loss	$(7.9)	$(7.7)	$(16.0)

	2003	2002	2001

	(In millions)
Mold Technologies
Segment operating earnings as reported	$1.8	$5.3	$12.1
Restructuring costs	(12.6)	(6.4)	(3.5)

Adjusted operating earnings (loss)	$(10.8)	$(1.1)	$8.6

	2003	2002	2001

	(In millions)
Industrial Fluids
Segment operating earnings as reported	$15.7	$14.4	$18.1
Restructuring costs	—	—	(.3)

Adjusted operating earnings	$15.7	$14.4	$17.8

Market Risk

Foreign Currency Exchange Rate Risk

      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At December 31, 2003, Milacron had outstanding forward contracts totaling $4.7 million compared to $5.0 million at December 31, 2002. The annual potential loss from a hypothetical 10% adverse change in foreign currency exchange rates would not be material at either date.

Interest Rate Risk

      At December 31, 2003, Milacron’s continuing operations had fixed interest rate debt of $270 million, including $115 million of 8 3/8% Notes due March 15, 2004, and €115 million ($143 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $53 million, with interest fluctuating based primarily on changes in LIBOR. At December 31, 2002, fixed rate debt related to continuing operations totaled $246 million, and floating rate debt totaled $55 million. We also had the ability to sell up to $40 million of accounts receivable under our receivables purchase agreement which resulted in financing fees that fluctuated based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuated based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would be approximately $.3 million at December 31, 2003, and $.4 million at December 31, 2002 under the arrangements in effect at those dates.

      On March 12, 2004, we entered into two new financing agreements to repay our 8 3/8% Notes due March 15, 2004, the outstanding debt under our revolving credit facility which was terminated on March 12, 2004, and our obligations under our receivables purchase agreement which was terminated on March 12, 2004. Effective as of March 12, 2004, our interest rate risk, including our exposure to floating interest rates, is based on the new financing arrangements. (See Liquidity and Sources of Capital — Refinancing Actions on page 35).

Off-Balance Sheet Arrangements

Sales of Accounts Receivable

      As discussed more fully in the notes to the Consolidated Financial Statements, Milacron has maintained a receivables purchase agreement with a third party financial institution for the last several years. Under this arrangement we sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and Milacron was at risk for any related credit losses. Credit losses have not been significant in the past and we maintained an allowance for doubtful accounts sufficient to cover our estimated exposures. At December 31, 2003, approximately $36 million of accounts receivable had been sold under this arrangement which expired on March 12, 2004. The average amount sold during 2003 was also approximately $36 million. On March 12, 2004 this facility was repaid (see Liquidity and Sources of Capital — Refinancing Actions on page 35).

      Certain of Milacron’s non-U.S. subsidiaries also sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At December 31, 2003, the gross amount of receivables sold totaled $3.8 million. The average amount sold during the year was approximately $5 million. Financing fees related to these arrangements were not material.

Sales of Notes and Guarantees

      In years prior to 2003, our U.S. operations sold with recourse notes from its customers for the purchase of plastics processing machinery. In certain other cases, Milacron guaranteed the repayment of all or a portion of notes payable from its customers to third party lenders. These arrangements were entered into for the purpose of facilitating sales of machinery. New sales of notes and guarantees were not significant in 2003 but Milacron retains potential obligations under earlier arrangements. In the event a customer fails to repay a note, we generally regain title to the machinery. At December 31, 2003, our maximum exposure under these U.S. guarantees, as well as certain guarantees by certain of the company’s non-U.S. subsidiaries, totaled $11.6 million. Losses related to sales of notes and guarantees have not been material in the past.

Contractual Obligations

      Milacron’s contractual obligations for 2004 and beyond are shown as of December 31, 2003 in the table that follows.

			2005-	2007-	Beyond
	Total	2004	2006	2008	2008

	(In millions)
Contractual Obligations
Long-term debt	$263.7	$115.6	$147.2	$.5	$.4
Capital lease obligations	17.1	1.7	3.7	4.2	7.5
Operating leases	34.6	11.8	14.2	6.2	2.4
Revolving credit facility(a)	42.0	42.0	—	—	—
Receivables purchase agreement(a)	35.9	35.9	—	—	—
Purchase obligations(b)	—	—	—	—	—
Other long-term liabilities(c)
Pension plan contributions	41.8	3.1	5.4	30.2	3.1
Unfunded pension benefits(d)	78.5	2.8	5.8	6.2	63.7
Postretirement medical benefits	48.7	3.1	5.2	4.7	35.7
Insurance reserves	22.9	4.4	4.7	3.6	10.2

Total	$585.2	$220.4	$186.2	$55.6	$123.0

(a)	The revolving credit facility was repaid on March 12, 2004. Amounts received under the receivables purchase agreement were also repaid on March 12, 2004.

(b)	Milacron did not have any significant purchase obligations as of December 31, 2003.

(c)	Milacron will be required to make contributions to its defined benefit pension plan for certain U.S. employees beginning in 2004. The amounts shown above are estimates based on the current funded status of the plan. The amounts of actual contributions can be expected to vary based on factors such as returns on plan assets, changes in the plan’s discount rate and actuarial gains and losses. The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are also estimates and actual annual payments related to these obligations can be expected to differ from the amounts shown.

(d)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

      The above table excludes the contingent liabilities of up to $15.4 million related to sales of receivables and loan guarantees that are discussed above. The above table also excludes contractual obligations arising from the refinancing arrangements entered into on March 12, 2004 discussed below on page 35 under “Liquidity and Sources of Capital — Refinancing Actions.”

Liquidity and Sources of Capital

      At December 31, 2003, Milacron had cash and cash equivalents of $93 million, a decrease of $29 million from December 31, 2002. Approximately $24 million of the decrease resulted from the payment in 2003 of post-closing adjustments related to the divestitures for Valenite and Widia and Werkö which were sold in 2002. Of the $93 million of cash at December 31, 2003, approximately $3 million was used to collateralize sales of certain non-U.S. receivables. A substantial amount of the cash was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it could result in withholding taxes in foreign jurisdictions.

      Operating activities provided $10 million of cash in 2003 due to reductions in inventories and trade receivables that resulted from our aggressive working capital management initiatives. Cash flows for 2003 also benefited from the receipt of $21 million of refunds of income taxes paid in prior years. These benefits were partially offset by reductions of certain current liabilities. In 2002, operating activities provided $36 million cash due principally to the results of our working capital management programs.

      Investing activities used $31 million of cash in 2003, principally for post-closing adjustments related to the 2002 divestitures and for acquisitions and capital additions. In 2002, investing activities provided $301 million of cash due to the divestiture proceeds which were offset to some degree by capital expenditures and acquisition-related costs.

      In 2003, financing activities used $6 million of cash, principally for debt repayments. In 2002, financing activities used $303 million of cash due to debt repayments using a portion of the divestiture proceeds.

      Milacron’s current ratio related to continuing operations was 1.0 at December 31, 2003 compared to 1.6 at December 31, 2002. The change is due principally to the reclassification of $115 million of 8 3/8% Notes due March 15, 2004 from noncurrent liabilities at December 31, 2002 to current liabilities at December 31, 2003.

      Total shareholders’ equity was a deficit of $34 million at December 31, 2003 a decrease of $168 million from December 31, 2002. The decrease resulted from the net loss incurred for the year which includes the effects of the $66 million goodwill impairment charge and the $71 million tax provision to establish U.S. valuation allowances.

      Total debt was $323 million at December 31, 2003 compared to $302 million at December 31, 2002. The increase resulted entirely from currency effects and occurred despite $5 million of debt repayments during the year.

      At December 31, 2003, Milacron had lines of credit with various U.S. and non-U.S. banks totaling approximately $94 million, including a $65 million committed revolving credit facility. At December 31, 2003, $54 million of the revolving credit facility was utilized, including outstanding letters of credit of $12 million. The facility matured on March 15, 2004.

      The revolving credit facility included a number of financial and other covenants, the most significant of which required Milacron to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2003, Milacron was in compliance with all covenants.

      On March 12, 2004, all amounts borrowed under the revolving credit facility were repaid (see Liquidity and Sources of Capital — Refinancing Actions on page 35).

      In addition to the revolving credit facility, as of December 31, 2003, we had a number of other credit lines totaling $29 million, of which approximately $15 million was available for use under various conditions. Under the terms of the revolving credit facility, increases in debt are primarily limited to current lines of credit and certain other indebtedness from other sources.

      Milacron’s debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On February 12, 2004, S&P announced it had lowered Milacron’s corporate credit rating to CCC and its senior unsecured rating to CCC-, in both cases with a “CreditWatch Developing” outlook. At the same time, the company’s senior secured bank facility was lowered to CCC. S&P’s ratings were reaffirmed on March 11, 2004 and the outlook was changed to “Credit Watch Negative.” On February 24, 2004, Moody’s announced that it had lowered Milacron’s senior unsecured rating to Caa2 and its senior implied rating to Caa1. The senior secured rating was affirmed at B3 and all ratings were placed on review for possible further downgrade. We believe the current ratings of Moody’s and S&P reflect uncertainty about our ability to refinance the financial obligations that were due on March 12 and March 15, 2004 (see Liquidity and Sources of Capital — Refinancing Actions on page 34) and expect that the ratings will be reconsidered in the near future.

      None of the company’s debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any future rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

      Our accounts receivable purchase program with a third party financial institution has been another important source of liquidity for the last several years. During the fourth quarter of 2003, the liquidity facility that supports the program was extended from the scheduled expiration date of December 31, 2003 to February 27, 2004. The receivables purchase agreement was also amended to mature at February 27, 2004. On February 27, 2004, the expiration of the liquidity facility and the maturity of the receivables purchase agreement were both extended to March 12, 2004. Including $2.9 million related to discontinued operations, $35.9 million of the $40.0 million facility was utilized at December 31, 2003.

      On March 12, 2004, this facility was repaid (see Liquidity and Sources of Capital — Refinancing Actions on page 35).

      Milacron expects to generate positive cash flow from operating activities during 2004, which will be partially offset by up to $15 to $17 million for capital expenditures. Assuming that we obtain the shareholder approval described below under “Liquidity and Sources of Capital — Refinancing Actions,” we believe that Milacron’s current cash position, cash flow from operations, available credit lines, including the new credit facility entered into on March 12, 2004 described below, will be sufficient to meet the company’s operating and capital requirements in 2004. If we do not obtain the required shareholder approval on or before July 29, 2004, our liquidity will be materially impaired as described more fully below.

Refinancing Actions

      On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of Milacron’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes are convertible into shares of our common stock at a conversion price of $2.00 per share and initially bear a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The $70 million of Series B Notes initially bear a combination of cash and pay-in-kind interest at a total rate of 20% per annum. Both the Series A Notes and the Series B Notes are exchangeable for a new series of Milacron’s convertible preferred stock with a cumulative dividend rate of 6%. Upon receipt of shareholder approval of both (i) the authorization of additional shares of our common stock and (ii) the issuance of the new series of convertible preferred stock convertible into such common stock and for which the Series A Notes and the Series B Notes may be exchanged, the interest rate applicable to both the Series A Notes and the Series B Notes will be retroactively reset to 6% per annum from the date of issuance, payable in cash. Following receipt of shareholder approval, as soon as a condition requiring the execution of a refinancing of the €115 million of 7 5/8% Eurobonds due in April 2005 is satisfied or waived, all Series A Notes and Series B Notes (and any common stock into which any Series A Notes had been converted) will be exchanged for shares of the new series of convertible preferred stock. If shareholder approval is not obtained on or before July 29, 2004, the Series A Notes and Series B Notes will be in default and will remain outstanding until March 15, 2007 with an initial interest rate of 20% from the date of issuance, increasing to 24% over time, and any common stock into which any Series A Notes had previously been converted will be exchanged for shares of the company’s currently authorized, but unissued, serial preference stock with a 24% cumulative dividend rate.

      Following exchange of the Series A Notes and the Series B Notes for convertible preferred stock, the holders of the convertible preferred stock would collectively own approximately between 40% and 60% of Milacron’s fully diluted equity (on an as-converted basis), depending on whether Milacron exercises an option to redeem a portion of the convertible preferred stock with the proceeds from a rights offering to its existing shareholders. After seven years, the convertible preferred stock would automatically be converted into common stock at a conversion price of $2.00 per share but may be converted prior to that time at the option of the holders. The conversion price would be subject to reset to $1.75 per share at the end of the second quarter of 2005 if a test based on Milacron’s financial performance for 2004 is not satisfied. In addition, as part of the transaction we have agreed to issue to holders of the convertible preferred stock contingent warrants to purchase an aggregate of one million shares of our common stock, subject to receiving shareholder approval to increase our authorized common stock, which contingent warrants will be exercisable only if a test based on Milacron’s financial performance for 2005 is not satisfied. Assuming that Milacron does not conduct a rights offering to its existing shareholders, and both the conversion price of the convertible preferred stock is reset to $1.75 and the contingent warrants are exercised, the holders of the convertible preferred stock would own approximately 62.5% of Milacron’s fully diluted equity (on an as-converted basis).

      The events contemplated by the agreement with Glencore Finance AG and Mizuho International plc could result in an “ownership change” of Milacron for tax purposes. Were this to occur, the timing of our utilization of tax loss carryforwards and other tax attributes could be substantially delayed. Accordingly, this could affect income tax expense and cash income taxes in future years.

      If we do not obtain shareholder approval of both the authorization of additional shares of our common stock and the issuance of the new series of convertible preferred stock convertible into such common stock on or before July 29, 2004, our liquidity will be materially impaired as the Series A Notes and the Series B Notes will go into default and the interest rates thereon will become significantly higher. If shareholder approval has not been obtained on or before July 29, 2004, the interest payable on the Series A Notes and the Series B Notes will no longer be eligible for retroactive reset to 6%. Instead, interest on the Series A Notes and the Series B Notes will be payable in arrears (a) on September 15, 2004 in cash at a rate of 12% per annum and in additional Series A Notes or Series B Notes, as applicable, at a rate of 8% per annum, (b) on March 15, 2005 in cash at a rate of 16% per annum and in additional Series A Notes or Series B Notes, as applicable, at a rate of 8% per annum, (c) on September 15, 2005 in cash at a rate of 20% per annum and in additional Series A Notes or Series B Notes, as applicable, at a rate of 4% per annum, and (d) on March 15, 2006, and through to maturity on March 15, 2007, in cash at a rate of 24% per annum.

      Pursuant to the definitive agreement with Glencore Finance AG and Mizuho International plc, Milacron has agreed to use its commercially reasonable efforts to cause a number of persons selected by holders of the Series A Notes, acting together, to be appointed or elected to a number of directorships on Milacron’s board of directors in proportion to the percentage of Milacron’s fully diluted equity represented by the number of shares of common stock into which the Series A Notes may be converted, rounded up to the nearest whole number.

      On March 12, 2004, Milacron also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. At close, extensions of credit under the facility in an aggregate amount of $84 million were utilized to repay and terminate Milacron’s existing revolving credit facility and its existing receivables purchase program.

      This new credit facility consists of a $65 million revolving A facility, with a $25 million subfacility for letters of credit, and a $75 million term loan B facility. Milacron and certain of its wholly-owned domestic subsidiaries are joint and several borrowers under the new credit facility and the entire new credit facility is secured by first priority liens on substantially all assets of Milacron and its domestic subsidiaries and includes pledges of stock of various wholly-owned domestic subsidiaries and certain foreign subsidiaries.

      Availability under the revolving A facility is limited by a borrowing base calculated based upon specified percentages of eligible receivables and eligible inventory, a $10 million minimum availability covenant (resulting in aggregate availability of no more than $55 million) and other reserve requirements. In addition, the borrowing base is subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable discretion, any of which could reduce our borrowing availability under the revolving A facility at any time. At March 12, 2004, additional availability under the revolving A facility was approximately $20 million, after taking into account the minimum availability and existing reserve requirements.

      With the exception of $4 million of domestic cash that may be held by Milacron outside the control of the administrative agent, all proceeds of Milacron’s domestic accounts receivable and other domestic collateral are subject to a daily cash “sweep.” Under the terms of the new credit facility, these proceeds are deposited in lockbox accounts under the control of the administrative agent and then transferred to blocked accounts under the control of the administrative agent. Each business day, the funds in the blocked accounts will be applied to pay down any outstanding borrowings under the revolving A facility. As a result, Milacron’s liquidity is likely to be dependent on its ability to continue to make borrowings under the new credit facility. If Milacron is unable to satisfy the conditions to borrowing under the new credit facility, which include, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults, or any material adverse change in our business or financial condition, without a waiver we would lose access to this important source of liquidity and our financial condition would be materially impaired.

      Milacron has the ability to prepay the revolving A facility, in whole or in part, at any time without penalty. Milacron has the option to prepay the term loan B facility at any time, subject to a 2% prepayment fee on the principal amount prepaid, as follows: (i) in whole, to the extent concurrently therewith or prior thereto all revolving A loans have been repaid in full and all commitments under the revolving A facility have been terminated, or (ii) in whole or in part, if availability under the revolving A facility exceeds $10 million and no event of default exists. Prepayments of term loan B loans permanently reduce Milacron’s availability under the new credit facility. Milacron is also required to make prepayments in connection with, among other things, asset sales and casualty events and in connection with the issuance of debt or equity, tax refunds, proceeds from other “corporate events” and other extraordinary receipts. Additionally, there are limitations placed on the amounts that can be paid to the holders of the 7 5/8% Eurobonds due April 2005 without causing a prepayment event.

      The new credit facility includes a number of affirmative and negative covenants, including, but not limited to, negative covenants limiting the ability of Milacron and its subsidiaries to incur additional debt, incur liens, make capital expenditures, issue or sell capital stock and make restricted payments (including a prohibition on the ability to make cash interest or dividend payments on debt or equity securities issued pursuant to the terms of the definitive agreement entered into on March 12, 2004 among Milacron, Mizuho International plc and Glencore Finance AG, unless availability under the revolving A facility exceeds $25 million before taking into account minimum availability requirements). The new credit facility also includes a financial covenant that requires the company to achieve specified minimum levels of monthly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude certain restructuring costs and certain other items, each as specified in the financing agreement.

      The new credit facility is subject to various events of default, including an event of default if the company does not obtain shareholder approval of both the authorization of additional shares of its common stock and the issuance of a new series of convertible preferred stock convertible into such common stock on or before July 29, 2004.

      Borrowings under the new credit facility will bear interest, at Milacron’s option, based upon either (i) a LIBOR rate plus the applicable margin (as defined below) or (ii) a reference rate plus the applicable margin (as defined below). The “applicable margin,” with respect to revolver A LIBOR loans, is 3.25% per annum, and with respect to revolver A reference rate loans, is 1.5% per annum. The “applicable margin,” with respect to term loan B LIBOR loans, is 10.5% per annum, and with respect to term loan B reference rate loans, is 8.00% per annum. In no event will the interest rate of (a) revolver A LIBOR loans be less than 4.75% and (b) revolver A reference rate loans be less than 5.5%. In no event will the interest rate of term loan B LIBOR loans or term loan B reference rate loans be less than 12%.

      After giving effect to the repayment and termination of the existing revolving credit facility and the accounts receivable liquidity facility and repayment of the senior U.S. notes, Milacron’s current cash balance was approximately $60 million at March 15, 2004.

Cautionary Statement

      Milacron wishes to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. Milacron believes the following important factors, among others, could affect its actual results in 2004 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	obtaining shareholder approval of both the authorization of additional shares of common stock and the issuance of preferred stock convertible into such common stock in connection with the refinancing arrangements entered into on March 12, 2004;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where Milacron has several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of Milacron’s plastics technologies products, as well as steel, oil, and industrial grains used in the production of grinding wheels;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2003 and products expected to be introduced in 2004;

•	any major disruption in production at key customer or supplier facilities or at Milacron’s facilities;

•	disruptions in global or regional commerce due to wars, social, civil or political unrest in the non-U.S. countries in which Milacron operates and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where Milacron does business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where Milacron does business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Information required by Item 7A is included in Item 7 on page 31 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

      Beginning on page 40 and continuing through page 80 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Auditors, and the supplementary financial information specified by Item 302 of Regulation S-K.

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

      The company assessed its internal control system as of December 31, 2003 in relation to criteria for effective internal control over the preparation of its published annual and quarterly financial statements described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company believes that, as of December 31, 2003, its system of internal control over the preparation of its published annual and quarterly financial statements and over the safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.

Ronald D. Brown Chairman, President and Chief Executive Officer	Robert P. Lienesch Vice President — Finance and Chief Financial Officer

February 10, 2004

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In millions, except
	per-share amounts)
Sales	$739.7	$693.2	$755.2
Cost of products sold	605.3	571.6	623.7
Cost of products sold related to restructuring	3.3	1.9	3.1

Total cost of products sold	608.6	573.5	626.8

Manufacturing margins	131.1	119.7	128.4
Other costs and expenses
Selling and administrative	129.0	121.0	129.6
Goodwill impairment charge	65.6	1.0	—
Restructuring costs	23.8	12.0	14.4
Other expense-net	1.5	(1.0)	12.9

Total other costs and expenses	219.9	133.0	156.9

Operating loss	(88.8)	(13.3)	(28.5)
Interest
Income	1.9	2.2	1.7
Expense	(24.9)	(25.5)	(24.2)

Interest-net	(23.0)	(23.3)	(22.5)

Loss from continuing operations before income taxes and cumulative effect of change in method of accounting	(111.8)	(36.6)	(51.0)
Provision (benefit) for income taxes	72.7	(18.2)	(22.3)

Loss from continuing operations before cumulative effect of change in method of accounting	(184.5)	(18.4)	(28.7)
Discontinued operations net of income taxes
Loss from operations	(6.4)	(25.2)	(7.0)
Net gain (loss) on divestitures	(.8)	8.4	—

Total discontinued operations	(7.2)	(16.8)	(7.0)
Cumulative effect of change in method of accounting	—	(187.7)	—

Net loss	$(191.7)	$(222.9)	$(35.7)

Loss per common share — basic and diluted
Continuing operations	$(5.49)	$(.56)	$(.87)
Discontinued operations	(.21)	(.50)	(.21)
Cumulative effect of change in method of accounting	—	(5.61)	—

Net loss	$(5.70)	$(6.67)	$(1.08)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In millions, except
	par value)
ASSETS
Current assets
Cash and cash equivalents	$92.8	$122.3
Notes and accounts receivable, less allowances of $15.1 in 2003 and $12.4 in 2002	93.8	89.3
Inventories
Raw materials	8.1	7.1
Work-in-process and finished parts	57.1	65.5
Finished products	67.1	75.0

Total inventories	132.3	147.6
Other current assets	45.2	69.6

Current assets of continuing operations	364.1	428.8
Assets of discontinued operations	7.2	16.0

Total current assets	371.3	444.8
Property, plant and equipment — net	140.8	149.8
Goodwill	83.8	143.3
Other noncurrent assets	115.6	177.8

Total assets	$711.5	$915.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Borrowings under lines of credit	$42.6	$45.0
Long-term debt and capital lease obligations due within one year	117.3	1.1
Trade accounts payable	67.9	68.8
Advance billings and deposits	15.2	17.5
Accrued and other current liabilities	109.3	138.9

Current liabilities of continuing operations	352.3	271.3
Liabilities of discontinued operations	1.8	10.9

Total current liabilities	354.1	282.2
Long-term accrued liabilities	227.8	244.1
Long-term debt	163.5	255.4

Total liabilities	745.4	781.7
Commitments and contingencies	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 34.8 in 2003 and 33.8 in 2002)	34.8	33.8
Capital in excess of par value	284.0	283.5
Accumulated deficit	(252.0)	(59.5)
Accumulated other comprehensive loss	(106.7)	(129.8)

Total shareholders’ equity (deficit)	(33.9)	134.0

Total liabilities and shareholders’ equity (deficit)	$711.5	$915.7

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2003, 2002 and 2001

		Other		Common			Total
	Comprehensive	Comprehensive	4% Cumulative	Shares	Capital in	Reinvested	Shareholders’
	Income	Income	Preferred	$1 Par	Excess of	Earnings	Equity
	(Loss)	(Loss)	Shares	Value	Par Value	(Deficit)	(Deficit)

	(In millions, except per-share amounts)
Balance at year-end 2000		$(49.7)	$6.0	$33.3	$281.5	$213.3	$484.4
Stock options exercised and net restricted stock activity				.5	6.7		7.2
Purchases of treasury and other common shares				(.3)	(6.8)		(7.1)
Net loss for the year	$(35.7)					(35.7)	(35.7)
Other comprehensive loss	(1.3)	(1.3)					(1.3)

Total comprehensive loss	$(37.0)

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.37 per share)						(12.4)	(12.4)

Balance at year-end 2001		(51.0)	6.0	33.5	281.4	165.0	434.9
Stock options exercised and net restricted stock activity				.1	.4		.5
Reissuance of treasury shares				.2	1.7		1.9
Net loss for the year	$(222.9)					(222.9)	(222.9)
Other comprehensive loss	(78.8)	(78.8)					(78.8)

Total comprehensive loss	$(301.7)

Cash dividends
Preferred shares ($4.00 per share)						(.2)	(.2)
Common shares ($.04 per share)						(1.4)	(1.4)

Balance at year-end 2002		(129.8)	6.0	33.8	283.5	(59.5)	134.0
Net restricted stock activity				.8	(.6)		.2
Reissuance of treasury shares				.2	1.1		1.3
Net loss for the year	$(191.7)					(191.7)	(191.7)
Other comprehensive income	23.1	23.1					23.1

Total comprehensive loss	$(168.6)

Cash dividends
Preferred shares ($2.00 per share)						(.1)	(.1)
Common shares ($.02 per share)						(.7)	(.7)

Balance at year-end 2003		$(106.7)	$6.0	$34.8	$284.0	$(252.0)	$(33.9)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In millions)
Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(191.7)	$(222.9)	$(35.7)
Operating activities providing (using) cash
Loss from discontinued operations	6.4	25.2	7.0
Net (gain) loss on divestitures	.8	(8.4)	—
Cumulative effect of change in method of accounting	—	187.7	—
Depreciation	20.3	22.0	23.7
Amortization of goodwill and other intangibles	1.4	1.0	11.2
Restructuring costs	27.1	13.9	17.5
Goodwill impairment charge	65.6	1.0	—
Deferred income taxes	73.3	(16.7)	(15.6)
Working capital changes
Notes and accounts receivable	6.6	9.7	41.2
Inventories	23.7	36.0	44.9
Other current assets	13.9	2.4	(.3)
Trade accounts payable	(6.1)	6.9	(36.9)
Other current liabilities	(31.3)	(11.0)	(43.2)
Decrease (increase) in other noncurrent assets	1.2	(7.0)	(19.3)
Decrease in long-term accrued liabilities	(2.7)	(4.2)	(3.2)
Other-net	1.5	.3	3.4

Net cash provided (used) by operating activities	10.0	35.9	(5.3)
Investing activities cash flows
Capital expenditures	(6.5)	(6.2)	(13.5)
Net disposals of property, plant and equipment	2.5	7.5	5.1
Divestitures	(20.3)	303.9	—
Acquisitions	(6.5)	(4.3)	(28.6)

Net cash provided (used) by investing activities	(30.8)	300.9	(37.0)
Financing activities cash flows
Dividends paid	(.8)	(1.6)	(12.6)
Issuance of long-term debt	—	11.5	5.4
Repayments of long-term debt	(2.2)	(1.3)	(5.5)
Increase (decrease) in borrowings under lines of credit	(2.6)	(311.6)	118.7
Issuance of common shares	—	.4	4.1
Purchase of treasury and other common shares	—	—	(7.7)

Net cash provided (used) by financing activities	(5.6)	(302.6)	102.4
Effect of exchange rate fluctuations on cash and cash equivalents	8.8	5.6	(.7)
Cash flows related to discontinued operations	(11.9)	(7.6)	(3.1)

Increase (decrease) in cash and cash equivalents	(29.5)	32.2	56.3
Cash and cash equivalents at beginning of year	122.3	90.1	33.8

Cash and cash equivalents at end of year	$92.8	$122.3	$90.1

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

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

Foreign Currency Translation

      Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other expense-net in the Consolidated Statements of Operations and are not material in any year presented.

Revenue Recognition

      The company recognizes sales revenue when products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the company have been satisfied. The company provides for estimated post-sale warranty costs as revenue is recognized (see Summary of Significant Accounting Policies — Warranty Reserves). Appropriate provisions are also made for returns for credit and uncollectible accounts.

Advertising Costs

      Advertising costs are charged to expense as incurred. Excluding amounts related to participation in trade shows, advertising costs totaled $5.4 million in 2003, $4.8 million in 2002 and $6.9 million in 2001.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Valuation

      Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are last-in, first-out (LIFO) for certain U.S. inventories and average or standard cost, which approximates first-in, first-out (FIFO), for other inventories.

Property, Plant and Equipment

      Property, plant and equipment, including amounts related to capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense related to continuing operations was $20.3 million, $22.0 million and $23.7 million for 2003, 2002 and 2001, respectively.

      Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized. For assets expected to be sold at a gain, carrying costs are charged to expense as incurred.

Goodwill

      In 2001 and prior years, goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired in business combinations, was amortized on the straight-line method over periods ranging from 10 to 40 years. Amortization expense charged to earnings from continuing operations amounted to $10.8 million in 2001. Beginning in 2002, goodwill is no longer amortized but rather is reviewed annually for impairment. The company has elected to conduct its annual impairment reviews as of October 1 of each year and base its assessments of possible impairment on the discounted present value of the operating cash flows of its various reporting units. (see Summary of Significant Accounting Policies — Change in Method of Accounting and Goodwill Impairment Charge).

Long-Lived Assets

      The company evaluates its long-lived assets for impairment annually or when facts and circumstances suggest that the carrying amounts of these assets might not be recoverable. Beginning in 2002, goodwill is excluded from these reviews and is tested for impairment on a stand-alone basis.

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

Retirement Benefit Plans

      The company maintains various defined benefit and defined contribution pension plans covering substantially all U.S. employees and certain non-U.S. employees. For defined benefit plans, pension benefits are based primarily on length of service and compensation. The company’s policy is to fund the plans in

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with applicable laws and regulations. The company also sponsors a defined benefit postretirement health care plan under which such benefits are provided to certain U.S. employees.

      The benefit obligations related to defined benefit pension plans and the postretirement health care plan are actuarially valued as of January 1 of each year. The amounts so determined are then progressed to year end based on known or expected changes. The assets of the funded defined benefit pension plan for certain U.S. employees are valued as of December 31 of each year.

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

Pro Forma Loss

	2003	2002	2001

	(In millions, except
	per-share amounts)
Net loss as reported	$(191.7)	$(222.9)	$(35.7)
Effect on reported loss of accounting for stock options at fair value	(1.1)	(2.2)	(2.0)

Pro forma net loss	$(192.8)	$(225.1)	$(37.7)

Loss per common share — basic and diluted
As reported	$(5.70)	$(6.67)	$(1.08)

Pro forma	$(5.73)	$(6.73)	$(1.14)

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 75% of the pretax charge related to the company’s Uniloy and round metalcutting tools businesses, the latter of which was sold in 2003.

Discontinued Operations

      In 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold two businesses that were included in its former metalworking technologies segment and initiated efforts to seek strategic alternatives for two other businesses of the segment.

      On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools businesses to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the sale transaction. After deducting post-closing adjustments that were paid in the first quarter of 2003, transaction costs and the cost to increase the company’s ownership interest in Widia India, the ultimate net cash proceeds from the sale were approximately $135 million, most of which was used to repay bank borrowings. The sale resulted in a 2002 after-tax loss of $14.9 million that was subsequently adjusted to $14.0 million in 2003. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that had been recorded in accumulated other comprehensive loss since the acquisition of Widia in 1995.

      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments that were paid in the first quarter of 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale were approximately $145 million, a majority of which was used to repay bank borrowings. The company recorded an after-tax gain on the sale of $31.3 million in 2002. The amount of the gain was adjusted to $31.7 million in 2003.

      During the third quarter of 2002, the company retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter, initiated plans for their sale. The disposition of the round metalcutting tools business was completed in the third quarter of 2003 in two separate transactions. In the fourth quarter of 2002, the company had recorded an estimated loss on the sale of this business of $4.7 million which was increased to $6.9 million in 2003 based on the actual sales proceeds and transaction-related expenses. The sale of the grinding wheels business is expected to be completed early in 2004. In the fourth quarter of 2002, the company recorded an estimated loss on the sale of this business of $5.2 million. Based on revised expectations regarding the value of the assets to be sold and the sale-related costs and expenses, the estimated loss was reduced to $4.2 million in the fourth quarter of 2003.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the businesses discussed above are reported as discontinued operations and the Consolidated Financial Statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Loss From Discontinued Operations

	2003	2002	2001

	(In millions)
Sales	$51.6	$325.0	$507.5

Operating loss including restructuring costs	(5.1)	(26.8)	(13.1)
Allocated interest expense	(1.3)	(10.9)	(16.7)

Loss before income taxes and minority shareholders’ interests	(6.4)	(37.7)	(29.8)
Benefit for income taxes	—	(10.4)	(23.6)

Loss before minority shareholders’ interests	(6.4)	(27.3)	(6.2)
Minority shareholders’ interests	—	(2.1)	.8

Loss from discontinued operations	$(6.4)	$(25.2)	$(7.0)

      As reflected in the preceding table, allocated interest expense includes interest on debt assumed by the respective buyers, interest on borrowings that were required to be repaid using a portion of the proceeds from the Widia and Werkö transaction and the Valenite transaction, interest on borrowings secured by assets of the businesses sold and an allocated portion of other consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

      As presented in the Consolidated Statements of Operations for 2003 and 2002, the line captioned “Net gain (loss) on divestitures” includes the following components.

Gain (Loss) on Divestiture of Discontinued Operations

	2003	2002

	(In millions)
Gain on sale of Valenite	$.4	$31.3
Loss on sale of Widia and Werkö	.9	(14.9)
Loss on sale of round metalcutting tools business	(2.2)	(4.7)
Estimated loss on sale of grinding wheels business	1.0	(5.2)
Adjustment of reserves for the 1998 divestiture of the machine tools segment	(.9)	1.9

Net gain (loss) on divestitures	$(.8)	$8.4

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002 are as follows:

     Assets and Liabilities of Discontinued Operations

	2003	2002

	(In millions)
Notes and accounts receivable	$.4	$1.4
Inventories	4.1	7.9
Other current assets	.2	.1
Property, plant and equipment-net	2.5	6.6

Total assets	7.2	16.0
Amounts payable to banks and current portion of long-term debt	—	.4
Trade accounts payable	1.1	4.4
Other current liabilities	.5	1.4
Long-term debt	—	2.7
Long-term accrued liabilities	.2	2.0

Total liabilities	1.8	10.9

Net assets	$5.4	$5.1

Goodwill Impairment Charge

      In 2003, the company recorded a goodwill impairment charge of $65.6 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The charge resulted from a downward adjustment of the future cash flows expected to be generated by these businesses due to the delay in the general economic recovery both in North America and Europe. The largest decrease in cash flow expectations related to the company’s European mold base and components business due to continued weakness in the markets it serves.

      In 2002, the company recorded an impairment charge of $1.0 million (with no tax benefit) related to a small business that is also included in the mold technologies segment.

      The amounts of the charges recorded in 2003 and 2002 were determined based on a comparison of the present value of expected future cash flows to the historical carrying values of the businesses’ assets (including goodwill) and liabilities.

Restructuring Costs

      In 2001, the company’s management formally approved plans to consolidate certain manufacturing operations and reduce its cost structure. Implementation of these plans resulted in pretax charges to earnings from continuing operations of $17.8 million. Of the total cost of the plans, $14.1 million was recorded in 2001. An additional $3.7 million was charged to expense in continuing operations during 2002. The 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of several sales and administrative locations worldwide. The consolidations and overhead reductions resulted in the elimination of approximately 450 manufacturing and administrative positions within the company’s continuing operations, principally in the U.S. and Europe. The cash cost of implementing the plans related to continuing operations was $12.5 million. Of the total cash cost, $5.8 million was spent in 2001, $5.4 million in 2002 and $1.3 million in 2003.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the company’s management also approved a plan to integrate the operations of EOC and Reform (see Acquisitions) with the company’s existing European mold base and components business. The total cost of the integration was $11.0 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remainder was charged to expense, including $3.4 million in 2001, $4.6 million in 2002 and $1.8 million in 2003. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cash cost of the integration was $9.0 million, of which $1.0 million was spent in 2001, $7.8 million in 2002 and $.2 million in 2003.

      In the third quarter of 2002, the company’s management approved additional restructuring plans for the purpose of further reducing the company’s cost structure in certain businesses and to reduce corporate costs as a result of the disposition of Widia, Werkö and Valenite. These actions resulted in 2002 restructuring expense of $1.3 million and cash costs of $.3 million in 2002 and $.2 million in 2003.

      In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation in Manchester will also move to a smaller location near the existing facility early in 2004. In the second initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was phased out and transferred to various other facilities in North America. These additional actions are expected to result in incremental restructuring costs of approximately $9.8 million. Of the total cost of the actions, $4.3 million and $4.4 million was charged to expense in 2002 and 2003, respectively. An additional $1.1 million of expense is expected to be recorded in 2004, principally to complete the relocation of the mold making operation. The total cash cost of these initiatives is expected to be approximately $4.1 million, a majority of which was spent in 2003. The pretax annualized cost savings are expected to exceed $5 million, most of which was realized in 2003.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.0 million. The restructuring involved the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy and the elimination of approximately 35 positions. The cash cost of the restructuring — the majority of which was spent in 2003 — will be approximately $.9 million. The annualized pretax savings are expected to be approximately $2 million, which began to be realized in the first quarter of 2003.

      In the second quarter of 2003, the company initiated a plan to close its special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. The closure resulted in restructuring costs of $5.7 million and the elimination of approximately 65 positions. Cash costs were $2.8 million and the annual cost savings are expected to be almost $4 million.

      In the third quarter of 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of more than 300 positions worldwide at a cost of $11.2 million, all of which was recorded in 2003. Cash costs related to these initiatives will be approximately $7 to $8 million, of which $3.4 million was spent in 2003. The annual cost savings are expected to be approximately $20 million.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the components of the line captioned “Restructuring costs” in the Consolidated Statements of Operations for the years 2003, 2002 and 2001.

     Restructuring Costs

	2003	2002	2001

	(In millions)
Accruals for termination benefits and facility exit costs	$9.1	$2.9	$9.9
Supplemental retirement benefits	3.2	2.9	.5
Other restructuring costs
Costs charged to expense as incurred	14.8	4.0	3.8
Reserve adjustments	(1.8)	(.5)	(.1)

	25.3	9.3	14.1
Costs related to the EOC and Reform integration	1.8	4.6	3.4

Total restructuring costs	$27.1	$13.9	$17.5

      The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations. To the extent that any unused reserves that were established in the allocation of acquisition cost remain after the completion of the EOC and Reform integrations, those amounts will be applied as reductions of the goodwill arising from the respective acquisitions.

     Restructuring Reserves

	2003

	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance

	(In millions)
EOC and Reform integration
Termination benefits	$1.7	$—	$(.4)	$1.3
Facility exit costs	—	.3	—	.3

	1.7	.3	(.4)	1.6
Restructuring costs
Termination benefits	3.1	8.7	(7.3)	4.5
Facility exit costs	.6	.4	(.6)	.4

	3.7	9.1	(7.9)	4.9

Total reserves related to continuing operations	$5.4	$9.4	$(8.3)	$6.5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance

	(In millions)
EOC and Reform integration
Termination benefits	$4.2	$.8	$(3.3)	$1.7
Facility exit costs	.2	—	(.2)	—

	4.4	.8	(3.5)	1.7
Restructuring costs
Termination benefits	7.1	2.0	(6.0)	3.1
Facility exit costs	.8	.9	(1.1)	.6

	7.9	2.9	(7.1)	3.7

Total reserves related to continuing operations	$12.3	$3.7	$(10.6)	$5.4

Acquisitions

      In the second quarter of 2001, the company acquired Reform Flachstahl (Reform) and EOC Normalien (EOC), two businesses headquartered in Germany that manufacture and distribute mold bases and components for plastics injection molding. The company also acquired Progress Precision, a Canadian manufacturer of barrels and screws and provider of related services for plastics extrusion, injection molding and blow molding. The combined annual sales of the three businesses as of their respective acquisition dates were approximately $53 million.

      In February 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/ S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/ S, which has annual sales of approximately $4 million, was previously accounted for on the equity method but is now fully consolidated beginning in 2002.

      In the first quarter of 2003, the company purchased the remaining 51% of the shares of Klockner Ferromatik AG, a Ferromatik sales office in Switzerland with annual sales of approximately $6 million. In addition, the company acquired the remaining 25% of 450500 Ontario Limited, a consolidated subsidiary that manufactures components for molds used in injection molding.

      Progress Precision is included in the machinery technologies — North America segment while Reform, EOC and 450500 Ontario Limited are included in the mold technologies segment. Ferromatik Milacron A/ S and Klockner Ferromatik AG are included in machinery technologies — Europe.

      All of the acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, totaled $1.1 million in 2003, $.9 million in 2002 and $32.1 million in 2001. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows. The amounts for 2003 relate solely to Klockner Ferromatik AG.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Allocation of Acquisition Cost

	2003	2002	2001

	(In millions)
Cash and cash equivalents	$.4	$—	$—
Accounts receivable	1.5	.4	6.4
Inventories	.3	.7	8.3
Other current assets	.1	—	.1
Property, plant and equipment	.2	.3	11.1
Goodwill	—	.4	13.8

Total assets	2.5	1.8	39.7
Current liabilities	1.4	.8	7.6
Long-term debt	—	.1	—

Total liabilities	1.4	.9	7.6

Total acquisition cost	$1.1	$.9	$32.1

      Unaudited pro forma sales and earnings information is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statements of Operations for any year.

Research and Development

      Charges to operations for the research and development activities of continuing operations are summarized below.

     Research and Development

	2003	2002	2001

	(In millions)
Research and development	$17.8	$15.8	$21.1

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Benefit Plans

      Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S. and Germany.

     Pension Expense (Income)

	2003	2002	2001

	(In millions)
Service cost (benefits earned during the period)	$4.5	$4.6	$4.4
Interest cost on projected benefit obligation	33.4	34.5	34.2
Expected return on plan assets	(38.8)	(45.9)	(45.1)
Supplemental retirement benefits(a)	3.2	4.7	.8
Amortization of unrecognized prior service cost	.8	.8	.5
Amortization of unrecognized gains and losses	3.1	.5	(.2)

Pension expense (income)	$6.2	$(.8)	$(5.4)

(a)	In 2003, the entire amount is included in the line captioned “Restructuring costs” in the Consolidated Statement of Operations for that year. In 2002, $2.9 million is included in restructuring costs and $1.8 million is included in results of discontinued operations. In 2001, $.5 million is included in restructuring costs.

      The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

	2003	2002

	(In millions)
Balance at beginning of year	$(527.2)	$(472.5)
Service cost	(4.5)	(4.6)
Interest cost	(33.4)	(34.5)
Benefits paid	39.3	38.3
Actuarial gain (loss)	12.6	(5.5)
Merger of subsidiary plan	(4.0)	(1.7)
Supplemental retirement benefits	(3.2)	(4.7)
Changes in discount rates	(14.6)	(40.7)
Foreign currency translation adjustments	(2.3)	(1.3)

Balance at end of year	$(537.3)	$(527.2)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the changes in plan assets for the U.S. plans. Consistent with customary practice in Germany, the plan for employees in that country has not been funded.

Plan Assets

	2003	2002

	(In millions)
Balance at beginning of year	$342.7	$432.0
Actual investment gain (loss)	61.4	(55.2)
Benefits paid	(37.0)	(36.1)
Merger of subsidiary plan	3.8	2.0

Balance at end of year	$370.9	$342.7

      The weighted allocations of plan assets at December 31, 2003 and 2002 are shown in the following table.

Allocation of Plan Assets

	2003	2002

	(In millions)
Equity securities	65%	58%
Debt securities	34%	42%
Cash and cash equivalents	1%	—

	100%	100%

      At December 31, 2003 and 2002, common shares of the company represented 4% and 6% of the plan’s equity securities. These common shares had a market value of $9.2 million at December 31, 2003 and $12.0 million at December 31, 2002.

      At December 31, 2003, the company’s target allocation percentages for plan assets were approximately 60% to 65% equity securities and 35% to 40% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 6%. Under the current policy, the investment in equity securities may not be less than 35% or more than 80% of total assets. Investments in debt securities may not be less than 20% or more than 65% of total assets.

      The expected long-term rates of return on plan assets for purposes of determining pension expense were 9.0% in 2003 and 9.5% in 2002 and 2001. The company will continue to use a 9.0% rate in 2004. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations of future returns and value-added expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.

      The company currently expects to make a cash contribution to the plan of approximately $3 to $4 million in 2004.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of the plans for U.S. employees at year-end 2003 and 2002.

Funded Status at Year-End

	2003	2002

	(In millions)
Vested benefit obligation	$(487.1)	$(471.0)

Accumulated benefit obligation	$(500.6)	$(485.0)

Projected benefit obligation	$(523.3)	$(516.6)
Plan assets at fair value	370.9	342.7

Deficiency of plan assets in relation to projected benefit obligation	(152.4)	(173.9)
Unrecognized net loss	164.4	187.4
Unrecognized prior service cost	4.1	4.9

Prepaid pension cost	$16.1	$18.4

      The presentation of the amounts reflected in the previous table in the Consolidated Balance Sheets at December 31, 2003 and December 31, 2002 is reflected in the following table.

Balance Sheet Presentation

	2003	2002

	(In millions)
Intangible asset	$3.5	$4.1
Accrued pension cost	(119.6)	(132.5)
Accumulated other comprehensive loss(a)	132.2	146.8

	$16.1	$18.4

(a)	Represents the pretax amount of an after-tax charge to accumulated other comprehensive loss of $80.8 million in 2003 and $95.4 million in 2002.

      The intangible asset is included in other noncurrent assets in the Consolidated Balance Sheets as of the respective dates. Accrued pension cost is included in long-term accrued liabilities.

      The following table sets forth the status of the company’s defined benefit pension plan for certain employees in Germany.

Status at Year-End

	2003	2002

	(In millions)
Vested benefit obligation	$(10.4)	$(7.5)

Accumulated benefit obligation	$(12.1)	$(8.8)

Projected benefit obligation	$(14.0)	$(10.6)
Unrecognized net (gain) loss	.3	.1

Accrued pension cost	$(13.7)	$(10.5)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the weighted-average actuarial assumptions used to determine pension income or expense for all defined benefit plans in 2003, 2002 and 2001.

Actuarial Assumptions

	2003	2002	2001

Discount rate	6.49%	7.23%	7.72%
Expected long-term rate of return on plan assets	9.00%	9.50%	9.50%
Rate of increase in future compensation levels	2.41%	.73%	4.19%

      The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for all defined benefit plans at December 31, 2003 and December 31, 2002.

Actuarial Assumptions

	2003	2002

Discount rate	6.24%	6.49%
Rate of increase on future compensation levels	3.69%	2.41%

      The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs included in continuing operations for these plans were $1.6 million, $1.6 million and $2.6 million in 2003, 2002 and 2001, respectively.

      In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to certain U.S. employees. Substantially all such employees are covered by the company’s principal plan, under which benefits are provided to employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. For employees retiring after 1979, the dollar amount of the company’s current and future contributions is frozen.

      The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

	2003	2002	2001

	(In millions)
Service cost (benefits earned during the period)	$.1	$.1	$.1
Interest cost on accumulated postretirement benefit obligation	1.5	1.7	1.9
Amortization of unrecognized gains	(.3)	(.4)	(.5)

Postretirement health care cost	$1.3	$1.4	$1.5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan.

Accumulated Postretirement Benefit Obligation

	2003	2002

	(In millions)
Balance at beginning of year	$(24.9)	$(26.5)
Service cost	(.1)	(.1)
Interest cost	(1.5)	(1.7)
Participant contributions	(5.0)	(4.3)
Benefits paid	7.9	7.3
Actuarial gain	.8	1.7
Change in discount rate	(.4)	(1.3)

Balance at end of year	$(23.2)	$(24.9)

      The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

	2003	2002

	(In millions)
Accumulated postretirement benefit obligation
Retirees	$(17.3)	$(18.7)
Fully eligible active participants	(1.7)	(2.3)
Other active participants	(4.2)	(3.9)

	(23.2)	(24.9)
Unrecognized net gain	(5.5)	(5.5)

Accrued postretirement health care benefits	$(28.7)	$(30.4)

      The following table presents the discount rates used to calculate the accumulated postretirement benefit obligation at December 31, 2003, December 31, 2002 and December 31, 2001 and the rates used to calculate postretirement health care cost for the years then ended.

Actuarial Assumptions

	2003	2002	2001

Accumulated postretirement benefit obligation	6.25%	6.50%	7.25%
Postretirement health care cost	6.50%	7.25%	7.75%

      For 2004, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 8.5%. This rate is assumed to decrease in varying degrees annually to 5.0% for years after 2010. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created new federal subsidies for employers that provide

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescription drug coverage for their retirees beginning in 2006. Because the principal postretirement health care plan for certain U.S. employees provides such coverage, the company is currently evaluating the potential effects of the Act. However, the company has concluded that it is impossible at this time to estimate the extent to which the subsidies will reduce the plan’s accumulated postretirement benefit obligation. In addition, the Financial Accounting Standards Board (FASB) has not yet completed its evaluation of the accounting implications of the Act. Accordingly, no adjustment to the recorded obligation has been made at December 31, 2003 as permitted by FASB Staff Position 106-1.

Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2003 and 2002 are as follows:

Components of Deferred Tax Assets and Liabilities

	2003	2002

	(In millions)
Deferred tax assets
Net operating loss carryforwards	$95.2	$67.3
Tax credit carryforwards	12.4	10.7
Accrued postretirement health care benefits	9.3	10.0
Inventories, due principally to obsolescence reserves and additional costs inventoried for tax purposes	6.3	7.3
Accrued employee benefits other than pensions and retiree health care benefits	3.4	4.0
Accrued pension cost	8.5	8.4
Accrued warranty cost	1.8	1.4
Accrued taxes	3.0	2.8
Accounts receivable, due principally to allowances for doubtful accounts	1.8	1.1
Goodwill	46.0	31.3
Deferred pension costs	35.7	39.9
Accrued liabilities and other	15.2	24.9

Total deferred tax assets	238.6	209.1
Less valuation allowances	(139.8)	(36.1)

Deferred tax assets net of valuation allowances	98.8	173.0
Deferred tax liabilities
Property, plant and equipment, due principally to differences in depreciation methods	8.2	9.4
Inventories	6.8	6.5

Total deferred tax liabilities	15.0	15.9

Net deferred tax assets	$83.8	$157.1

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized in the following tables are the company’s earnings from continuing operations before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Loss Before Income Taxes

	2003	2002	2001

	(In millions)
United States	$(98.1)	$(25.6)	$(39.9)
Non-U.S.	(13.7)	(11.0)	(11.1)

	$(111.8)	$(36.6)	$(51.0)

      As presented in the above table, loss from U.S. operations in 2003 includes restructuring costs of $9.7 million while loss from non-U.S. operations includes $17.4 million of such costs. Losses from U.S. and non-U.S. operations in 2002 include restructuring costs of $9.8 million and $4.1 million, respectively. In 2001, losses from U.S. operations and non-U.S. operations include restructuring costs of $6.7 million and $10.8 million, respectively. Loss from U.S. operations also includes goodwill impairment charges of $65.6 million in 2003 and $1.0 million in 2002.

Provision (Benefit) for Income Taxes

	2003	2002	2001

	(In millions)
Current provision (benefit)
United States	$(1.8)	$(4.4)	$(10.5)
State and local	—	.2	(.6)
Non-U.S.	1.2	2.7	4.4

	(.6)	(1.5)	(6.7)
Deferred provision (benefit)
United States	68.1	(12.3)	(10.4)
Non-U.S.	5.2	(4.4)	(5.2)

	73.3	(16.7)	(15.6)

	$72.7	$(18.2)	$(22.3)

Components of the Provision (Benefit) for Deferred Income Taxes

	2003	2002	2001

	(In millions)
Change in valuation allowances	$104.6	$19.2	$6.4
Change in deferred taxes related to operating loss and tax credit carryforwards	(30.5)	(31.7)	(27.6)
Depreciation and amortization	6.0	6.3	6.8
Inventories and accounts receivable	.6	(4.4)	(5.2)
Accrued pension and other employee costs	4.7	3.1	4.4
Other	(12.1)	(9.2)	(.4)

	$73.3	$(16.7)	$(15.6)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in valuation allowances in 2003, as presented in the above table, represents $35.4 million related to 2003 activities and $69.2 million due to a change in circumstances and judgment related to deferred tax balances at December 31, 2002.

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2003	2002	2001

U.S. statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from
Effect of changes in valuation allowances	93.6	31.8	12.5
Losses without current tax benefits	—	(.2)	(.1)
Adjustment of tax reserves	—	(4.7)	(17.4)
Statutory tax rate changes	—	—	1.9
Effect of operations outside the U.S.	—	(38.1)	(2.1)
State and local income taxes, net of federal benefit	—	(2.1)	(3.4)
Other	6.4	(1.4)	(.1)

	65.0%	(49.7)%	(43.7)%

      At year-end 2003 the company had a U.S. net operating loss carryforward of approximately $63 million that expires in 2023. The transaction entered into with Glencore Finance AG and Mizuho International plc on March 12, 2004 could substantially delay the timing of the utilization of these net operating loss carryforwards and other tax attributes in future years (see Subsequent Events). In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $190 million, substantially all of which have no expiration dates.

      Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $95.5 million at the end of 2003. No deferred income taxes have been recorded with respect to this amount. The unrecorded deferred tax liability related to undistributed non-U.S. earnings was $33.4 million at December 31, 2003.

      The company received net tax refunds of $17.0 million in 2003 and $14.2 million in 2002. Income taxes of $4.1 million were paid in 2001.

Earnings Per Common Share

      The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Earnings Applicable to Common Shareholders

	2003	2002	2001

	(In millions)
Net loss	$(191.7)	$(222.9)	$(35.7)
Dividends on Preferred shares	(.2)	(.2)	(.2)

Loss applicable to common shareholders	$(191.9)	$(223.1)	$(35.9)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Shares

	2003	2002	2001

	(In thousands)
Weighted-average common shares outstanding	33,660	33,482	33,222
Effect of dilutive stock options and restricted shares	—	—	—

Weighted-average common shares assuming dilution	33,660	33,482	33,222

      For all years, weighted-average shares assuming dilution excludes the effect of potentially dilutive stock options and restricted shares because their inclusion would result in a smaller loss per common share. Had they been included, weighted-average shares assuming dilution would have been 33,678 thousand in 2003, 33,513 thousand in 2002 and 33,340 thousand in 2001.

Receivables

      At December 31, 2003 and during several preceding years, the company maintained a receivables purchase agreement with a third party financial institution. As accounts receivable were generated from customer sales made by certain of the company’s consolidated U.S. subsidiaries, those receivables were sold to Milacron Commercial Corp (MCC), a wholly-owned consolidated subsidiary. MCC then sold, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institution. As existing receivables were collected, MCC sold undivided percentage interests in new eligible receivables. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which it maintained an allowance for doubtful accounts.

      As of December 31, 2003, the company could receive up to $40.0 million at a cost of funds linked to commercial paper rates. During the fourth quarter of 2003, the liquidity facility that supported the program was extended from its scheduled expiration date of December 31, 2003 to February 27, 2004. The receivables purchase agreement was also amended to mature on that date. However, on February 27, 2004, the expiration of the liquidity facility and the maturity of the receivables purchase agreement were both extended to March 12, 2004.

      At December 31, 2003, December 31, 2002 and December 31, 2001, the undivided interest in the company’s gross accounts receivable from continuing operations that had been sold to the purchaser aggregated $33.0 million, $34.6 million and $36.3 million, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sales were $1.5 in 2003, $1.2 million in 2002 and $2.2 million in 2001. These amounts are included in other expense-net in the Consolidated Statements of Operations.

      On March 12, 2004, all amounts received under this facility were repaid (see Subsequent Events).

      Certain of the company’s subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At December 31, 2003 and December 31, 2002, the gross amounts of accounts receivable that had been sold under these arrangements totaled $3.8 million and $5.0 million, respectively. At December 31, 2003, certain of these amounts were partially collateralized with approximately $3 million of cash deposits that are included in cash and cash equivalents in the Consolidated Balance Sheet at that date.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At December 31, 2003 and December 31, 2002, the company’s maximum exposure under these arrangements totaled $11.6 million and $12.4 million, respectively.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.

Inventories

      Inventories amounting to $51.5 million in 2003 and $57.9 million in 2002 are stated at LIFO cost. If stated at FIFO cost, such inventories would be greater by approximately $17.2 million in 2003 and $15.7 million in 2002.

      As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $27.0 million and $24.2 million in 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

      The carrying value of goodwill totaled $83.8 million and $143.3 million at December 31, 2003 and December 31, 2002, respectively. The decrease resulted principally from a goodwill impairment charge related to two businesses that are included in the mold technologies segment (see Goodwill Impairment Charge). The company’s other intangible assets, all of which are subject to amortization, are included in other noncurrent assets in the Consolidated Balance Sheets and totaled $6.5 million at December 31, 2003 and $7.8 million at December 31, 2002. Amortization expense related to these assets was $1.4 million in 2003, $1.0 million in 2002 and $.5 million in 2001.

      Changes in goodwill during the years ended December 31, 2003 and December 31, 2002 are presented in the following table.

Changes in Goodwill

	2003

	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total

	(In millions)
Balance at beginning of year	$17.3	$.5	$115.3	$10.2	$143.3
Goodwill acquired	—	—	.2	—	.2
Impairment charges	—	—	(65.6)	—	(65.6)
Foreign currency translation adjustments	.2	.2	5.5	—	5.9

Balance at end of year	$17.5	$.7	$55.4	$10.2	$83.8

	2002

	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total

	(In millions)
Balance at beginning of year	$129.6	$46.9	$166.6	$10.1	$353.2
Goodwill acquired	.1	.4	5.0	—	5.5
Impairment charges(a)	(112.4)	(46.9)	(60.1)	—	(219.4)
Foreign currency translation adjustments	—	.1	3.8	.1	4.0

Balance at end of year	$17.3	$.5	$115.3	$10.2	$143.3

(a)	Excludes an additional impairment charge of $29.6 million related to discontinued operations.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the effects on net loss and basic and diluted loss per common share of excluding expense for the amortization of goodwill for all periods presented.

Goodwill Amortization

	2003	2002	2001

	(In millions except
	per-share amounts)
Net loss as reported	$(191.7)	$(222.9)	$(35.7)
Goodwill amortization, net of income taxes(a)	—	—	8.5

Net loss excluding goodwill amortization	$(191.7)	$(222.9)	$(27.2)

Loss per common share — basic and diluted
Net loss as reported	$(5.70)	$(6.67)	$(1.08)
Goodwill amortization, net of income taxes	—	—	.26

Net loss excluding goodwill amortization	$(5.70)	$(6.67)	$(.82)

(a)	In 2001 includes $1.5 million related to discontinued operations.

Property, Plant and Equipment

      The components of property, plant and equipment, including amounts related to capital leases, are shown in the following table.

Property, Plant and Equipment-Net

	2003	2002

	(In millions)
Land	$10.7	$10.6
Buildings	125.2	112.6
Machinery and equipment	211.6	210.9

	347.5	334.1
Less accumulated depreciation	(206.7)	(184.3)

	$140.8	$149.8

Other Assets

      The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

	2003	2002

	(In millions)
Deferred income taxes	$27.9	$40.6
Refundable income taxes	2.7	15.2
Other	14.6	13.8

	$45.2	$69.6

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Noncurrent Assets

	2003	2002

	(In millions)
Deferred income taxes net of valuation allowances	$70.9	$132.4
Intangible assets other than goodwill	6.5	7.8
Other	38.2	37.6

	$115.6	$177.8

Liabilities

      The components of accrued and other current liabilities are shown in the following tables.

Accrued and Other Current Liabilities

	2003	2002

	(In millions)
Accrued salaries, wages and other compensation	$20.9	$22.6
Reserves for post-closing adjustments and transaction costs	11.8	43.3
Accrued and deferred income taxes	8.0	6.7
Other accrued expenses	68.6	66.3

	$109.3	$138.9

      The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Balance Sheets.

Warranty Reserves

	2003	2002

	(In millions)
Balance at beginning of year	$5.9	$6.0
Accruals	4.9	3.6
Payments	(3.0)	(3.2)
Warranty expirations	(.1)	(.7)
Foreign currency translation adjustments	.4	.2

Balance at end of year	$8.1	$5.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

	2003	2002

	(In millions)
Accrued pensions and other compensation	$42.5	$39.2
Minimum pension liability	104.3	117.7
Accrued postretirement health care benefits	31.2	33.3
Accrued and deferred income taxes	21.5	20.9
Other	28.3	33.0

	$227.8	$244.1

Long-Term Debt

      The components of long-term debt are shown in the following table.

Long-Term Debt

	2003	2002

	(In millions)
8 3/8% Notes due 2004	$115.0	$115.0
7 5/8% Eurobonds due 2005	142.6	118.1
Capital lease obligations	17.1	17.5
Other	6.1	5.9

	280.8	256.5
Less current maturities	(117.3)	(1.1)

	$163.5	$255.4

      On March 15, 2004, the 8 3/8% Notes due in 2004 were repaid (see Subsequent Events).

      Except for the 8 3/8% Notes due 2004 and the 7 5/8% Eurobonds due 2005, the carrying amount of the company’s long-term debt approximates fair value. At year-end 2003, the fair value of the 8 3/8% Notes due 2004 was approximately $100 million and the fair value of the 7 5/8% Eurobonds due 2005 was approximately $130 million. These amounts are based on quoted prices on or about December 31, 2003.

      The 7 5/8% Eurobonds due 2005 are a direct obligation of Milacron Capital Holdings B.V., a wholly-owned consolidated subsidiary, and have been guaranteed by the company.

      Certain of the above long-term debt obligations contain various restrictions and financial covenants. Except for obligations under capital leases and certain non-U.S. bank borrowings, none of the company’s indebtedness is secured.

      Total interest paid was $23.3 million in 2003, $35.8 million in 2002 and $40.5 million in 2001. Of these amounts, interest related to continuing operations was $22.0 million in 2003, $25.1 million in 2002 and $23.7 million in 2001.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities of long-term debt excluding capital leases for the five years after 2003 are shown in the following table.

Maturities of Long-Term Debt

(In millions)
2004	$115.6
2005	146.9
2006	.3
2007	.3
2008	.2

      The company leases two manufacturing facilities under capital leases. The assets related to these leases are included in property, plant and equipment — net in the Consolidated Balance Sheets and had net book values of $16.6 million at December 31, 2003 and $15.8 million at December 31, 2002. Amortization of these assets is included in depreciation expense and interest on lease obligations is included in interest expense. Future minimum payments for capital leases during the next five years and in the aggregate thereafter are shown in the following table.

Capital Lease Payments

(In millions)
2004	$2.7
2005	2.7
2006	2.7
2007	2.7
2008	2.7
After 2008	8.2

Total capital lease payments	21.7
Less interest component(a)	(4.6)

Capital lease obligations	$17.1

(a)	Includes $1.0 million applicable to 2004.

      The company also leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancellable operating leases during the next five years and in the aggregate thereafter are shown in the following table.

Rental Payments

(In millions)
2004	$11.8
2005	8.6
2006	5.6
2007	3.6
2008	2.6
After 2008	2.4

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense related to continuing operations was $14.2 million, $13.7 million, and $11.2 million 2003, 2002 and 2001, respectively.

Lines of Credit

      At December 31, 2003, the company had lines of credit with various U.S. and non-U.S. banks totaling approximately $94 million, including a $65 million committed revolving credit facility that was due to expire on March 15, 2004. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. At December 31, 2003, $54 million of the revolving credit facility was utilized including outstanding letters of credit of $12 million.

      The company pledged as collateral for borrowings under the revolving credit facility the capital stock of its principal domestic subsidiaries as well as the inventories of the company and all of its domestic subsidiaries and certain other domestic tangible and intangible assets. The facility limited the payment of cash dividends and the incurrence of new debt and imposed certain restrictions on share repurchases, capital expenditures and cash acquisitions.

      The revolving credit facility included a number of financial and other covenants, the most significant of which required the company to achieve specified minimum levels of four quarter trailing cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2003, Milacron was in compliance with all covenants.

      On March 12, 2004, all amounts borrowed under the revolving credit facility were repaid with the proceeds of a new credit facility (see Subsequent Events).

      At December 31, 2003, the company had additional credit lines totaling $29 million, of which approximately $15 million was available for use under certain circumstances.

      The weighted-average interest rate on borrowings under lines of credit outstanding was 4.8% as of December 31, 2003 and 5.2% as of December 31, 2002.

Shareholders’ Equity

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

      In 2003, a total of 1,168,531 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit programs. This reduction in treasury shares was partially offset by the forfeiture of 98,287 restricted shares that were added to the treasury share balance. The net reduction in treasury shares includes 851,500 restricted stock awards made to certain key employees, including the chief executive officer and other corporate officers. These grants were made in connection with an employee retention program approved by the company’s board of directors after consideration of advice from independent compensation consultants.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity — Preferred and Common Shares

	2003	2002

	(In millions, except
	per-share amounts)
4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0
Common shares, $1 par value, authorized 50,000,000 shares, issued and outstanding, 2003: 34,824,025 shares; 2002: 33,753,781 shares	34.8	33.8

      As presented in the previous table, common shares outstanding are net of treasury shares of 4,783,063 in 2003 and 5,853,307 in 2002.

      The company has authorized 10 million serial preference shares with $1 par value. None of these shares have been issued.

      On May 23, 2003, the company’s shareholders adopted an amendment to the company’s certificate of incorporation to eliminate the right of holders of common shares to ten votes per share upon satisfaction of certain ownership tenure requirements. In the past, holders of common shares were entitled to cast ten votes for each share that had been beneficially owned for at least 36 consecutive calendar months. As a result of the change, each common share is now entitled to one vote irrespective of the period of time it has been owned.

      The company has a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire more than 15% of the company’s common shares, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. On March 11, 2004, the company amended its stockholder rights plan to exempt the acquisition by Glencore Finance AG and Mizuho International plc of securities issued by the company in connection with the financing arrangements entered into on March 12, 2004 from triggering the rights under the plan (see Subsequent Events). The rights plan expires in February 2009.

      On March 12, 2004, the company issued $100 million of exchangeable debt, $30 million of which is convertible into the company’s common stock at the option of the holders. As soon as certain conditions described in “Subsequent Events” are fulfilled, all such exchangeable debt and any common stock into which any such exchangeable debt had been previously converted will be exchanged for a new series of the company’s convertible preferred stock. Following exchange of the exchangeable debt for convertible preferred stock, the holders of the convertible preferred stock would collectively own approximately between 40% and 60% of Milacron’s fully diluted equity (on an as-converted basis) (see Subsequent Events).

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

      Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are shown in the table that follows.

Comprehensive Loss

	2003	2002	2001

	(In millions)
Net loss	$(191.7)	$(222.9)	$(35.7)
Foreign currency translation adjustments	8.5	6.2	(1.3)
Reclassification of foreign currency translation adjustments to net gain on divestitures	—	10.6	—
Minimum pension liability adjustment(a)	14.6	(95.4)	—
Cumulative effect of change in method of accounting	—	—	(.3)
Change in fair value of foreign currency exchange contracts	—	(.2)	.3

Total comprehensive loss	$(168.6)	$(301.7)	$(37.0)

(a)	In 2003, includes no tax effect. In 2002, includes a tax benefit of $51.4 million.

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

	2003	2002

	(In millions)
Foreign currency translation adjustments	$(26.1)	$(34.6)
Minimum pension liability adjustment	(80.8)	(95.4)
Fair value of foreign currency exchange contracts	.2	.2

	$(106.7)	$(129.8)

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

      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves and insurance coverage sufficient to cover potential exposures.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company’s consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Foreign Exchange Contracts

      At December 31, 2003, the company had outstanding forward contracts totaling $4.7 million, which generally mature in periods of six months or less. These contracts require the company and its subsidiaries to exchange currencies on the maturity dates at exchange rates agreed upon at inception. Substantially all of these contracts have been designated as cash flow hedges with any gains or losses resulting from changes in their fair value being recorded as a component of other comprehensive income or loss pending completion of the transaction being hedged.

Stock-Based Compensation

      The 1997 Long-Term Incentive Plan (1997 Plan) permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, restricted stock and performance awards.

      Under the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a four or five year period, and expire not more than ten years subsequent to the award. Of the 3,855,950 stock options outstanding at December 31, 2003, 246,000 are incentive stock options.

      Summaries of stock options granted under the 1997 Plan and prior plans are presented in the following tables.

Stock Option Activity

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at year-end 2000	4,081,275	20.65
Granted	603,000	19.79
Exercised	(311,350)	13.26
Cancelled	(158,150)	20.91

Outstanding at year-end 2001	4,214,775	21.06
Granted	829,500	13.19
Exercised	(29,250)	13.97
Cancelled	(397,075)	17.15

Outstanding at year-end 2002	4,617,950	20.03
Granted	18,000	5.43
Cancelled	(314,100)	18.65
Waived	(465,900)	22.75

Outstanding at year-end 2003	3,855,950	19.75

      On April 21, 2003, the company’s executive officers waived all right and all interest to their options to purchase 465,900 common shares of the company. In all cases, the option prices were in excess of current market price of the company’s common shares as of the date of the waivers. These waivers were made without any promise of future options being offered to these officers. The purpose of the waivers was to allow the

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company to make future grants to participants under the company’s long-term incentive plans without increasing shareholder dilution.

Exercisable Stock Options at Year End

Stock
Options

2001	2,261,538
2002	2,653,163
2003	2,723,088

Shares Available for Future Grant at Year End

Shares

2001	1,658,721
2002	969,524
2003	276,737

      The following tables summarize information about stock options outstanding at December 31, 2003.

Components of Outstanding Stock Options

		Average	Weighted-
		Remaining	Average
	Number	Contract	Exercise
Range of Exercise Prices	Outstanding	Life	Price

$ 5.43-19.56	1,360,200	4.5	$13.32
20.09-27.91	2,495,750	3.3	23.25

5.43-27.91	3,855,950

Components of Exercisable Stock Options

		Weighted-
		Average
	Number	Exercise
Range of Exercise Prices	Exercisable	Price

$ 5.43-19.56	497,850	$13.59
20.09-27.91	2,225,238	23.63

5.43-27.91	2,723,088

      As discussed more fully in the Stock-Based Compensation section of the note captioned “Summary of Significant Accounting Policies,” the company does not expense stock options. For purposes of determining the pro forma amounts presented in that section, the weighted-average per-share fair value of stock options granted during 2003, 2002 and 2001 was $2.37, $5.35 and $7.61, respectively. The fair values of the options

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were calculated as of the grant dates using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions

	2003	2002	2001

Dividend yield	1.6%	.3-.7%	.8-1.2%
Expected volatility	54%	46-50%	39-50%
Risk free interest rate at grant date	2.97%	2.98- 4.28%	4.74- 5.15%
Expected life in years	5	2-5	2-7

      Under the 1997 Plan, performance awards are granted in the form of shares of restricted stock which vest based on the achievement of specified earnings objectives over a three-year period. The 1997 Plan also permits the granting of other restricted stock awards, which also vest two or three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Expense for restricted shares, including performance awards, was $.6 million in 2003 and $1.0 million in 2002. In 2001, reversals of prior years’ accruals for performance grants of $.3 million offset charges to expense totaling $.3 million for other restricted stock awards. Restricted stock award activity is as follows:

Restricted Stock Activity

	2003	2002	2001

Restricted stock granted	924,300	192,000	90,500

Weighted-average market value on date of grant	$2.74	$13.09	$19.21

      Restricted shares awarded as performance awards subject to contingent vesting totaled 38,000 in 2003, 46,000 in 2002 and 51,000 in 2001. Outstanding restricted shares subject to contingent vesting totaled 104,646, 141,795 and 159,493 at year-end 2003, 2002 and 2001, respectively. The amount outstanding at year-end 2003 includes 32,936 shares that will be cancelled in February 2004 because the basic earnings per common share objective for 2003 was not attained. In 2002 and 2001 restricted shares subject to contingent vesting of 52,519 and 52,806 respectively, were also cancelled.

      Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 98,287 in 2003, 82,448 in 2002 and 73,133 in 2001.

      Issuances of shares related to performance awards earned under a prior plan and to deferred directors’ fees totaled 19,903 in 2003, 1,003 in 2002, and 18,525 in 2001.

Organization

      The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids.

      The company’s segments conform to its internal management reporting structure and are based on the nature of the products they produce and the principal markets they serve. The machinery technologies — North America segment produces injection molding machines and extrusion and blow molding systems for distribution primarily in North America at the company’s principal plastics machinery plant located near Cincinnati, Ohio. The segment also sells specialty and peripheral equipment for plastics processing as well as replacement parts for its machinery products. The machinery technologies — Europe segment manufactures

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

injection molding machines and blow molding systems for distribution in Europe and Asia at its principal manufacturing plants located in Germany and Italy. The mold technologies segment — which has its major operations in North America and Europe — produces mold bases and components for injection molding and distributes maintenance, repair and operating supplies for all types of plastics processors. The industrial fluids segment is also international in scope with major blending facilities in the U.S. and The Netherlands and manufactures and sells coolants, lubricants, corrosion inhibitors and cleaning fluids used in metalworking.

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

Total Sales by Segment

	2003	2002	2001

	(In millions)
Plastics technologies
Machinery technologies-North America	$321.2	$313.6	$361.7
Machinery technologies-Europe	151.0	117.4	122.6
Mold technologies	168.7	174.7	184.6
Eliminations	(5.4)	(8.5)	(6.5)

Total plastics technologies	635.5	597.2	662.4
Industrial fluids	104.2	96.0	92.8

Total sales	$739.7	$693.2	$755.2

Customer Sales by Segment

	2003	2002	2001

	(In millions)
Plastics technologies
Machinery technologies-North America	$319.6	$312.5	$359.3
Machinery technologies-Europe	147.2	110.0	118.6
Mold technologies	168.7	174.7	184.5

Total plastics technologies	635.5	597.2	662.4
Industrial fluids	104.2	96.0	92.8

Total sales	$739.7	$693.2	$755.2

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Information by Segment

	2003	2002	2001

	(In millions)
Operating profit (loss)
Plastics technologies(a)
Machinery technologies-North America	$6.7	$8.0	$(13.5)
Machinery technologies-Europe	(1.4)	(8.1)	(9.1)
Mold technologies	1.8	5.3	12.1

Total plastics technologies	7.1	5.2	(10.5)
Industrial fluids	15.7	14.4	18.1
Goodwill impairment charge(b)	(65.6)	—	—
Restructuring costs(c)	(27.1)	(13.9)	(17.5)
Corporate expenses(d)	(14.3)	(15.4)	(14.7)
Other unallocated expenses(e)	(4.6)	(3.6)	(3.9)

Operating loss	(88.8)	(13.3)	(28.5)
Interest expense-net	(23.0)	(23.3)	(22.5)

Loss before income taxes	$(111.8)	$(36.6)	$(51.0)

Segment assets(f)
Plastics technologies
Machinery technologies-North America	$165.5	$187.4	$220.5
Machinery technologies-Europe	109.5	97.4	257.9
Mold technologies	155.8	227.4	293.6
Other	.7	1.0	1.9

Total plastics technologies	431.5	513.2	773.9
Industrial fluids	50.1	48.0	46.1
Cash and cash equivalents	92.8	122.3	90.1
Receivables sold	(33.0)	(34.6)	(36.3)
Deferred income taxes	98.8	173.0	85.7
Assets of discontinued operations	7.2	16.0	455.7
Unallocated corporate and other(g)	64.1	77.8	97.1

Total assets	$711.5	$915.7	$1,512.3

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Information by Segment

	2003	2002	2001

	(In millions)
Capital expenditures
Plastics technologies
Machinery technologies-North America	$1.7	$2.6	$4.3
Machinery technologies-Europe	1.1	.3	5.7
Mold technologies	1.6	1.7	2.4

Total plastics technologies	4.4	4.6	12.4
Industrial fluids	2.1	1.5	.9
Unallocated corporate	—	.1	.2

Total capital expenditures	$6.5	$6.2	$13.5

Depreciation and amortization
Plastics technologies
Machinery technologies-North America	$8.7	$9.9	$14.0
Machinery technologies-Europe	3.9	3.5	4.8
Mold technologies	6.7	7.4	12.8

Total plastics technologies	19.3	20.8	31.6
Industrial fluids	2.0	1.5	2.6
Unallocated corporate	.4	.7	.7

Total depreciation and amortization(h)	$21.7	$23.0	$34.9

(a)	In 2002, operating profit of the machinery technologies — North America segment includes $4.5 million of royalty income from the licensing of patented technology and the operating profit of the mold technologies segment includes a $1.0 million goodwill impairment charge.

(b)	Relates to the mold technologies segment.

(c)	In 2003, $7.7 million relates to machinery technologies — North America, $6.5 million relates to machinery technologies — Europe, $12.6 million relates to mold technologies and $.3 million relates to corporate expenses. In 2002, $6.7 million relates to machinery technologies — North America, $(.4) million relates to machinery technologies — Europe, $6.4 million relates to mold technologies and $1.2 million relates to corporate expenses. In 2001, $6.8 million relates to machinery technologies — North America, $6.9 million relates to machinery technologies — Europe, $3.5 million relates to mold technologies and $.3 million relates to industrial fluids. In 2003, 2002 and 2001, $3.3 million, $1.9 million and $3.1 million, respectively, relates to product line discontinuation and is therefore included in cost of products sold in the Consolidated Statements of Operations for those years.

(d)	In 2001, includes a gain of $2.6 million on the sale of surplus real estate.

(e)	Includes financing costs including costs related to the sale of accounts receivable.

(f)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(g)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

(h)	In 2001, expense for goodwill amortization totaled $10.8 million, of which $3.9 million relates to machinery technologies — North America, $1.4 million relates to machinery technologies — Europe, $5.2 million relates to mold technologies and $.3 million relates to industrial fluids.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	2003	2002	2001

	(In millions)
Sales(a)
United States	$450.8	$444.4	$503.1
Non-U.S. operations
Germany	102.3	84.3	100.0
Other Western Europe	121.9	105.8	101.3
Asia	31.0	31.7	25.4
Other	33.7	27.0	25.4

Total sales	$739.7	$693.2	$755.2

Noncurrent assets
United States	$150.6	$230.3	$442.6
Non-U.S. operations
Germany	68.9	64.7	65.0
Other Western Europe	30.2	27.2	68.2
Asia	5.8	6.0	5.9
Other	13.8	10.4	6.4

Total noncurrent assets	$269.3	$338.6	$588.1

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

      Sales of U.S. operations include export sales of $73.0 million in 2003, $70.7 million in 2002 and $81.8 million in 2001.

      Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $338.2 million, $295.7 million and $306.7 million in 2003, 2002 and 2001, respectively.

Subsequent Events

      On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes are convertible into shares of the company’s common stock at a conversion price of $2.00 per share and initially bear a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The $70 million of Series B Notes initially bear a combination of cash and pay-in-kind interest at a total rate of 20% per annum. Both the Series A Notes and the Series B Notes are exchangeable for a new series of the company’s convertible preferred stock with a cumulative dividend rate of 6%. Upon receipt of shareholder approval of both (i) the authorization of additional shares of the company’s common stock and (ii) the issuance of the new series of convertible preferred stock convertible into such common stock and for which the Series A Notes and the Series B Notes may be exchanged, the interest rate applicable to both the Series A Notes and the Series B Notes will be retroactively reset to 6% per annum from the date of issuance, payable in cash. Following receipt of shareholder approval, as soon as a condition requiring the execution of a refinancing of the €115 million of 7 5/8% Eurobonds due in April 2005 is satisfied or waived, all Series A Notes and Series B Notes (and any common stock into which any Series A Notes had been

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted) will be exchanged for shares of the new series of convertible preferred stock. If shareholder approval is not obtained on or before July 29, 2004, the Series A Notes and Series B Notes will be in default and will remain outstanding until March 15, 2007 with an initial interest rate of 20% from the date of issuance, increasing to 24% over time, and any common stock into which any Series A Notes had previously been converted will be exchanged for shares of the company’s currently authorized, but unissued, serial preference stock with a 24% cumulative dividend rate.

      Following exchange of the Series A Notes and the Series B Notes for convertible preferred stock, the holders of the convertible preferred stock would collectively own approximately between 40% and 60% of the company’s fully diluted equity (on an as-converted basis), depending on whether the company exercises an option to redeem a portion of the convertible preferred stock with the proceeds from a rights offering to its existing shareholders. After seven years, the convertible preferred stock would automatically be converted into common stock at a conversion price of $2.00 per share but may be converted prior to that time at the option of the holders. The conversion price would be subject to reset to $1.75 per share at the end of the second quarter of 2005 if a test based on the company’s financial performance for 2004 is not satisfied. In addition, as part of the transaction the company has agreed to issue to holders of the convertible preferred stock contingent warrants to purchase an aggregate of one million shares of the company’s common stock, subject to receiving shareholder approval to increase its authorized common stock, which contingent warrants will be exercisable only if a test based on the company’s financial performance for 2005 is not satisfied. Assuming that the company does not conduct a rights offering to its existing shareholders, and both the conversion price of the convertible preferred stock is reset to $1.75 and the contingent warrants are exercised, the holders of the convertible preferred stock would own approximately 62.5% of the company’s fully diluted equity (on an as converted basis).

      The events contemplated by the agreement with Glencore Finance AG and Mizuho International plc could result in an “ownership change” of the company for tax purposes. Were this to occur, the timing of the company’s utilization of tax loss carryforwards and other tax attributes could be substantially delayed. Accordingly, this could affect income tax expense and cash income taxes in future years.

      If the company does not obtain shareholder approval of both the authorization of additional shares of its common stock and the issuance of the new series of convertible preferred stock convertible into such common stock on or before July 29, 2004, its liquidity will be materially impaired as the Series A Notes and the Series B Notes will go into default and the interest rates thereon will become significantly higher. If shareholder approval has not been obtained on or before July 29, 2004, the interest payable on the Series A Notes and the Series B Notes will no longer be eligible for retroactive reset to 6%. Instead, interest on the Series A Notes and the Series B Notes will be payable in arrears (a) on September 15, 2004 in cash at a rate of 12% per annum and in additional Series A Notes or Series B Notes, as applicable, at a rate of 8% per annum, (b) on March 15, 2005 in cash at a rate of 16% per annum and in additional Series A Notes or Series B Notes, as applicable, at a rate of 8% per annum, (c) on September 15, 2005 in cash at a rate of 20% per annum and in additional Series A Notes or Series B Notes, as applicable, at a rate of 4% per annum, and (d) on March 15, 2006, and through to maturity on March 15, 2007, in cash at a rate of 24% per annum.

      Pursuant to the definitive agreement with Glencore Finance AG and Mizuho International plc, the company has agreed to use its commercially reasonable efforts to cause a number of persons selected by holders of the Series A Notes, acting together, to be appointed or elected to a number of directorships on the company’s board of directors in proportion to the percentage of the company’s fully diluted equity represented by the number of shares of common stock into which the Series A Notes may be converted, rounded up to the nearest whole number.

      On March 12, 2004, the company also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. At close, extensions of credit under the

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility in an aggregate amount of $84 million were utilized to repay and terminate the company’s existing revolving credit facility and its existing receivables purchase program.

      This new credit facility consists of a $65 million revolving A facility, with a $25 million subfacility for letters of credit, and a $75 million term loan B facility. The company and certain of its wholly-owned domestic subsidiaries are joint and several borrowers under the new credit facility and the entire new credit facility is secured by first priority liens on substantially all assets of the company and its domestic subsidiaries and includes pledges of stock of various wholly-owned domestic subsidiaries and certain foreign subsidiaries.

      Availability under the revolving A facility is limited by a borrowing base calculated based upon specified percentages of eligible receivables and eligible inventory, a $10 million minimum availability covenant (resulting in aggregate availability of no more than $55 million) and other reserve requirements. In addition, the borrowing base is subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable discretion, any of which could reduce the company’s borrowing availability under the revolving A facility at any time. At March 12, 2004, additional availability under the revolving A facility was approximately $20 million, after taking into account the minimum availability and existing reserve requirements.

      With the exception of $4 million of domestic cash that may be held by the company outside the control of the administrative agent, all proceeds of the company’s domestic accounts receivable and other domestic collateral are subject to a daily cash “sweep.” Under the terms of the new credit facility, these proceeds are deposited in lockbox accounts under the control of the administrative agent and then transferred to blocked accounts under the control of the administrative agent. Each business day, the funds in the blocked accounts will be applied to pay down any outstanding borrowings under the revolving A facility. As a result, the company’s liquidity is likely to be dependent on its ability to continue to make borrowings under the new credit facility. If the company is unable to satisfy the conditions to borrowing under the new credit facility, which include, among other things, conditions related to the continued accuracy of its representations and warranties and the absence of any unmatured or matured defaults, or any material adverse change in its business or financial condition, without a waiver the company would lose access to this important source of liquidity and its financial condition would be materially impaired.

      The company has the ability to prepay the revolving A facility, in whole or in part, at any time without penalty. The company has the option to prepay the term loan B facility at any time, subject to a 2% prepayment fee on the principal amount prepaid, as follows: (i) in whole, to the extent concurrently therewith or prior thereto all revolving A loans have been repaid in full and all commitments under the revolving A facility have been terminated, or (ii) in whole or in part, if availability under the revolving A facility exceeds $10 million and no event of default exists. Prepayments of term loan B loans permanently reduce the company’s availability under the new credit facility. The company is also required to make prepayments in connection with, among other things, asset sales and casualty events and in connection with the issuance of debt or equity, tax refunds, proceeds from other “corporate events” and other extraordinary receipts. Additionally, there are limitations placed on the amounts that can be paid to the holders of the 7 5/8% Eurobonds due April 2005 without causing a prepayment event.

      The new credit facility includes a number of affirmative and negative covenants, including, but not limited to, negative covenants limiting the ability of the company and its subsidiaries to incur additional debt, incur liens, make capital expenditures, issue or sell capital stock and make restricted payments (including a prohibition on the ability to make cash interest or dividend payments on debt or equity securities issued pursuant to the terms of the definitive agreement entered into on March 12, 2004 among the company, Mizuho International plc and Glencore Finance AG, unless availability under the revolving A facility exceeds $25 million before taking into account minimum availability requirements). The new credit facility also includes a financial covenant that requires the company to achieve specified minimum levels of monthly

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude certain restructuring costs and certain other items, each as specified in the financing agreement.

      The new credit facility is subject to various events of default, including an event of default if the company does not obtain shareholder approval of both the authorization of additional shares of its common stock and the issuance of a new series of convertible preferred stock convertible into such common stock on or before July 29, 2004.

      Borrowings under the new credit facility will bear interest, at the company’s option, based upon either (i) a LIBOR rate plus the applicable margin (as defined below) or (ii) a reference rate plus the applicable margin (as defined below). The “applicable margin”, with respect to revolver A LIBOR loans, is 3.25% per annum, and with respect to revolver A reference rate loans, is 1.5% per annum. The “applicable margin”, with respect to term loan B LIBOR loans, is 10.5% per annum, and with respect to term loan B reference rate loans, is 8.00% per annum. In no event will the interest rate of (a) revolver A LIBOR loans be less than 4.75% and (b) revolver A reference rate loans be less than 5.5%. In no event will the interest rate of term loan B LIBOR loans or term loan B reference rate loans be less than 12%.

      After giving effect to the repayment and termination of the existing revolving credit facility and the accounts receivable liquidity facility and repayment of the senior U.S. notes, the company’s current cash balance was approximately $60 million at March 15, 2004.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Milacron Inc.

      We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Comprehensive Income and Shareholders’ Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that Milacron will continue as a going concern. As more fully discussed in the notes to the consolidated financial statements under the headings “Long-Term Debt”, “Receivables” and “Lines of Credit”, at December 31, 2003, the company had significant amounts of debt and its receivables purchase agreement due in 2004. As more fully discussed in the notes to the consolidated financial statements under the heading “Subsequent Events”, on March 12, 2004, the company entered into agreements to refinance these obligations due in 2004. The refinancing agreements contain a condition to obtain shareholder approval to convert the debt to equity securities of the company by July 29, 2004. The failure to satisfy this condition would result in an event of default under the terms of the debt. Because shareholder approval cannot be assured, there exists substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described under the heading “Subsequent Events” in the notes to the consolidated financial statements. The accompanying financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the failure to satisfy this condition.

      As discussed under the heading “Change in Method of Accounting” in the notes to the consolidated financial statements, in 2002, the company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio

February 10, 2004, except for the “Subsequent Events” note as to which the date is March 13, 2004

SUPPLEMENTARY FINANCIAL INFORMATION

Operating Results by Quarter (Unaudited)

	2003

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

	(In millions, except per-share amounts)
Sales	$190.2	$181.6	$170.2	$197.7
Manufacturing margins	31.8	28.1	31.2	40.0
Percent of sales	16.7%	15.4%	18.3%	20.2%
Loss from continuing operations(a)	(7.6)	(88.3)	(65.7)	(22.9)
Per common share — basic and diluted	(.23)	(2.63)	(1.95)	(.68)
Discontinued operations	(.7)	(3.0)	(2.0)	(1.5)
Per common share — basic and diluted	(.02)	(.09)	(.06)	(.04)
Net loss	(8.3)	(91.3)	(67.7)	(24.4)
Per common share — basic and diluted	(.25)	(2.72)	(2.01)	(.72)

	2002

Sales	$158.5	$169.9	$173.3	$191.5
Manufacturing margins	25.3	31.4	31.6	31.4
Percent of sales	16.0%	18.5%	18.2%	16.4%
Earnings (loss) from continuing operations(b)	(7.0)	(7.9)	(4.5)	1.0
Per common share — basic and diluted	(.21)	(.24)	(.14)	.03
Discontinued operations(c)	(6.1)	(23.2)	19.0	(6.5)
Per common share — basic and diluted	(.18)	(.69)	.57	(.20)
Cumulative effect of change in method of accounting	(187.7)	—	—	—
Per common share — basic and diluted	(5.62)	—	—	—
Net earnings (loss)	(200.8)	(31.1)	14.5	(5.5)
Per common share — basic and diluted	(6.01)	(.93)	.43	(.17)

(a)	Includes restructuring costs of $6.0 million ($4.8 million after tax) in quarter 1, $6.3 million with no tax benefit in quarter 2, $6.4 million ($6.3 million after tax) in quarter 3 and $8.4 million ($8.1 million after tax) in quarter 4. Also includes goodwill impairment charges of $52.3 million in quarter 3 and $13.3 million in quarter 4, in both cases with no tax benefit.

(b)	Includes restructuring costs of $5.0 million ($3.1 million after tax) in quarter 1, $2.9 million ($2.0 million after tax) in quarter 2, $1.9 million ($1.1 million after tax) in quarter 3 and $4.1 million ($2.6 million after tax) in quarter 4.

(c)	In quarter 2, includes a loss of $15.3 million related to the sale of the company’s Widia and Werkö metalcutting tools businesses. In quarter 3, includes a gain of $29.4 million on the sale of the company’s Valenite metalcutting tools business. In quarter 4, includes a loss of $9.9 million on the expected divestitures of the company’s grinding wheels and round metalcutting tools businesses and a benefit of $4.2 million related to adjustments of previously recognized gains and losses on divestitures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Election of Directors” section of the company’s proxy statement expected to be dated on or before April 29, 2004, (ii) included in Part I “Executive Officers of the Registrant,” on page 10 of this Form 10-K and (iii) presented below.

Audit Committee Financial Literacy and Financial Experts

      The company’s Audit Committee is comprised of Darryl F. Allen, David L. Burner and Harry A. Hammerly, with Mr. Hammerly serving as Chairperson. All members are independent under applicable SEC and NYSE rules. Messrs. Allen, Burner and Hammerly are “audit committee financial experts” in accordance with SEC rules.

      The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement expected to be dated on or before April 29, 2004.

      The information required by the third part of Item 10 is presented below.

Code of Ethics

      The company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the company’s website, www.milacron.com. A copy can also be obtained by calling the company’s world headquarters at 513.487.5000 or by writing to the following address:

Milacron Inc.
Attention: Investor Relations
2090 Florence Avenue
Cincinnati, OH 45206-2425

Other Corporate Governance Matters

      The company’s board of directors has approved Corporate Governance Guidelines and a Business Code of Conduct that conform to New York Stock Exchange requirements. Copies of these documents are available on the company’s website, www.milacron.com. Copies may also be obtained by calling the company’s world headquarters at 513.487.5000 or by writing to the following address:

Milacron Inc.
Attention: Investor Relations
2090 Florence Avenue
Cincinnati, OH 45206-2425

Copies of the following documents may also be obtained on the company’s website or as described above.

Audit Committee Charter
Personnel and Compensation Committee Charter
Nominating and Corporate Governance Charter and the related appendix regarding Criteria for
Selecting Board of Directors Candidates

Item 11.	Executive Compensation

      The following sections of the company’s proxy statement expected to be dated on or before April 29, 2004 are incorporated herein by reference: “Board of Directors and Board Committees — Compensation and Benefits”, “Retirement Benefits”, “Executive Severance Agreements”, “Personnel and Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values”, and “Performance Graph”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” sections of the company’s proxy statement expected to be dated on or before April 29, 2004 are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted-Average Exercise	Equity Compensation Plans [c]
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights [a]	Warrants and Rights [b]	Reflected in Column [a])

Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	3,855,950	19.75	276,737

Total	3,855,950	19.75	276,737

Item 13.	Certain Relationships and Related Transactions

      The “Certain Transactions” section of the company’s proxy statement expected to be dated on or before April 29, 2004 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The following table presents fees for professional services rendered by Ernst & Young LLP, the company’s independent auditors, for the years ended December 31, 2003 and 2002.

     Principal Accountant Fees and Services

	2003	2002

Audit Fees(a)	$1,408,000	$1,306,000
Audit-related fees(b)	—	16,000
Tax fees(c)	322,000	318,000
All other fees(d)	13,000	353,000

Total	$1,743,000	$1,993,000

(a)	For services related to the annual audit of the company’s consolidated financial statements (including statutory audits of subsidiaries or affiliates of the company), quarterly reviews of Forms 10-Q, issuance of consents, issuance of comfort letters and assistance with review of documents filed with the Securities and Exchange Commission.

(b)	For services related to employee benefit plan audits and other audit-related services (2002 only).

(c)	For services related to tax compliance, tax return preparation and tax planning.

(d)	For miscellaneous performed services in 2003 and services related to assistance on bank covenant issues, divestitures and officer tax and financial planning in 2002.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15(a)(1) & (2) —	List of Financial Statements and Financial Statement Schedules.

      The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

      The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2003, 2002 and 2001 is filed herewith pursuant to Item 15(d):

Schedule II — Valuation and Qualifying Accounts and Reserves	92

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 15	(a)(3) — List of Exhibits

Exhibit No.

2 .	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable
3 .	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998
– Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733)
3.2	By-Laws, as amended
– Incorporated by reference to the company’s Registration Statement on Form S-8 (Registration No. 333-70733)
4 .	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	8 3/8% Notes due 2004
– Incorporated by reference to the company’s Amendment No. 3 to Form S-4 Registration Statement dated July 7, 1994 (File No. 33-53009)
4.2	7 5/8% Guaranteed Bonds due 2005
– Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc., Deutsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
– Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
4.3	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets
9 .	Voting Trust Agreement — not applicable
10 .	Material Contracts:
10.1	Milacron 1991 Long-Term Incentive Plan
– Incorporated by reference to the company’s Proxy Statement dated March 22, 1991
10.2	Milacron 1994 Long-Term Incentive Plan
– Incorporated by reference to the company’s Proxy Statement dated March 24, 1994
10.3	Milacron 1997 Long-Term Incentive Plan, as amended
– Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2001
10.4	Milacron 2002 Short-Term Management Incentive Plan
– Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2002
10.5	Milacron Supplemental Pension Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.6	Milacron Supplemental Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.7	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998
10.8	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998

Exhibit No.

10.9	Milacron Supplemental Executive Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
10.10	Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europa GmbH, the lenders listed therein and Bankers Trust Company, as Agent
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998
10.11	Milacron Compensation Deferral Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.12	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent
– Incorporated by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485)
10.13	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998
– Incorporated by reference to the company’s Form 8-K dated October 2, 1998
10.14	Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998
– Incorporated by reference to the company’s Form 8-K dated September 30, 1998
10.15	Amendment Number One dated as of March 31, 1999 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Milacron Kunststoffmaschinen Europa GmbH, the lenders listed therein and Bankers Trust Company, as Agent
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.16	Milacron Supplemental Executive Pension Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.17	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.18	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc. and Reliance Trust Company
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.19	Amendment Number Two dated as of January 31, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Cincinnati Grundstucksverwaltung GmbH, Milacron Kunststoffmaschinen Europa GmbH, the lenders listed therein and Bankers Trust Company, as Agent
– Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2000
10.20	Amendment Number Three dated as of July 13, 2000 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent
– Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2000

Exhibit No.

10.21	Amendment Number Four dated as of August 8, 2001 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent
– Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2001
10.22	Amendment Number Five dated as of September 30, 2001 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking Technologies Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent
– Incorporated by reference to the company’s Form 8-K dated October 15, 2001
10.23	Amendment Number Six dated as of March 14, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking Holding GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent
– Incorporated by reference to the company’s Form 8-K dated March 14, 2002
10.24	Stock Purchase Agreement dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc
– Incorporated by reference to the company’s Form 8-K dated May 3, 2002
10.25	Amendment dated June 17, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent
– Incorporated by reference to the company’s Form 8-K dated June 17, 2002
10.26	Letter Agreement dated May 3, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent entered into in connection with entering into a definitive agreement for the sale of the Widia business
– Incorporated by reference to the company’s Form 8-K dated May 3, 2002
10.27	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent amending the letter agreement entered into in connection with entering into a definitive agreement for the sale of the Widia business
– Incorporated by reference to the company’s Form 8-K dated May 3, 2002
10.28	Letter Agreement dated June 17, 2002 with respect to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron Metalworking GmbH, Milacron B.V., the lenders listed therein and Bankers Trust Company, as Agent and PNC Bank as Documentation Agent entered into in connection with entering into a definitive agreement for the sale of the Valenite business
– Incorporated by reference to the company’s Form 8-K dated May 3, 2002
10.29	Stock Purchase Agreement dated as of June 17, 2002 among Milacron Inc., and Sandvik AB
– Incorporated by reference to the company’s Form 8-K dated June 17, 2002

Exhibit No.

10.30	Waiver and Agreement dated as of December 30, 2002 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron B.V., the lenders listed therein and Deutche Bank Trust Company, as Agent and PNC Bank as Documentation Agent
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
10.31	Amendment Number Eight dated as of February 11, 2003 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company Americas as Documentation Agent
– Incorporated by reference to the company’s Form 8-K dated February 11, 2003
10.32	Amendment Number Nine dated as of August 13, 2003 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmaschinen Europa GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company Americas as Documentation Agent
– Incorporated by reference to the company’s Form 8-K dated August 13, 2003
10.33	Tier I Executive Severance Agreement with R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.34	Tier II Executive Severance Agreement with R. P. Lienesch and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.35	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.36	Award Letter re. Temporary Enhanced Severance Plan to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.37	Award Letter re. Temporary Enhanced Severance Plan to R. P. Lienesch
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.38	Award Letter re. Temporary Enhanced Severance Plan to H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.39	Amendment Number Ten dated as of November 25, 2003 to the Amended and Restated Revolving Credit Agreement dated as of November 30, 1998 among Milacron Inc., Milacron Kunststoffmachinen Europa GmbH, Milacron B.V., the lenders listed therein and Deutsche Bank Trust Company Americas as Agent
– Incorporated by reference to the company’s Form 8-K dated November 25, 2003
10.40	Third Amended and Restated Receivables Purchase Agreement dated as of November 15, 2001 among Milacron Inc., Milacron Commercial Corp., Valenite Inc., D-M-E Company, Uniloy Milacron Inc., Talbot Holdings, Ltd., Milacron Marketing Company, Market Street Funding Corporation and PNC Bank, National Association (the “Receivables Purchase Agreement”)
– Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.41	First Amendment to the Receivables Purchase Agreement dated as of June 7, 2002
– Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.42	Second Amendment to the Receivables Purchase Agreement dated as of August 1, 2002
– Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.43	Third Amendment to the Receivables Purchase Agreement dates as of December 31, 2002
– Incorporated by reference to the company’s Form 8-K dated December 22, 2003

Exhibit No.

10.44	Fourth Amendment to the Receivables Purchase Agreement dated as of January 31, 2003 – Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.45	Fifth Amendment to the Receivables Purchase Agreement dated as of September 12, 2003 – Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.46	Sixth Amendment to the Receivables Purchase Agreement dated as of October 30, 2003 – Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.47	Seventh Amendment to the Receivables Purchase Agreement dated as of December 22, 2003 – Incorporated by reference to the company’s Form 8-K dated December 22, 2003
10.48	Financing Agreement dated as of March 12, 2004 among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
– Filed herewith
10.49	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc – Filed herewith
10.50	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc – Filed herewith
10.51	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among Milacron Inc. and Mellon Investor Services LLC – Filed herewith
10.52	Cincinnati Milacron Inc. 1994 Long-Term Incentive Plan, as amended February 10, 2004 – Filed herewith
10.53	Milacron Inc. 1997 Long-Term Incentive Plan, as amended February 10, 2004 – Filed herewith
10.54	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 10, 2004 – Filed herewith
10.55	Milacron Retirement Plan For Non-Employee Directors, as amended February 10, 2004 – Filed herewith
10.56	Milacron Compensation Deferral Plan, as amended February 26, 2004 – Filed herewith
10.57	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R. P. Lienesch and H. C. O’Donnell dated as of February 10, 2004 – Filed herewith
11 .	Statement Regarding Computation of Per-Share Earnings
12 .	Statement Regarding Computation of Ratios — not applicable
13 .	Annual report to security holders, Form 10-Q or quarterly report to security holders — not applicable
15 .	Letter regarding Unaudited Interim Financial Information — not applicable
16 .	Letter regarding Change in Certifying Accountant — not applicable
18 .	Letter regarding Change in Accounting Principles — not applicable
19 .	Report Furnished to Security Holders — not applicable
21 .	Subsidiaries of the Registrant

Exhibit No.

22	.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23	.	Consent of Experts and Counsel
24	.	Power of Attorney — not applicable
31	.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.	Additional Exhibits — not applicable

Item 15	(b) — Reports on Form 8-K

•	The company filed a current report on Form 8-K dated October 31, 2003 containing information pursuant to Items 7 and 12, concerning the company’s earnings release for the third quarter of 2003.

•	The company filed a current report on Form 8-K dated November 26, 2003 containing information pursuant to Items 7 and 9, concerning information provided to a holder of the company’s debt.

•	The company filed a current report on Form 8-K dated November 25, 2003 containing information pursuant to Items 5 and 7, concerning an amendment to the company’s revolving credit facility.

•	The company filed a current report on Form 8-K dated December 22, 2003 containing information pursuant to Items 5 and 7, concerning the company’s sale of receivables program.

Item 15	(c) & (d) — Index to Certain Exhibits and Financial Statement Schedules

      The responses to these portions of Item 15 are submitted as a separate section of this report.

MILACRON INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended 2003, 2002 and 2001

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Cost and	Other -		Deductions -		at End
Description	of Period	Expenses	Describe		Describe		of Period

	(In thousands)
Year ended 2003
Allowance for doubtful accounts	$12,354	$4,610	$1,261	(a)	$(3,138	)(b)	$15,087
Restructuring and consolidation reserves	$5,362	$9,387	$648	(a)	$(7,206	)(b)	$6,505
					(1,686	)(c)
Allowance for inventory obsolescence	$24,169	$5,416	$2,738	(a)	$(5,316	)(b)	$27,007
Year ended 2002
Allowance for doubtful accounts	$10,017	$3,939	$616	(a)	$(2,218	)(b)	$12,354
Restructuring and consolidation reserves	$12,365	$3,629	$519	(a)	$(10,622	)(b)	$5,362
					(529	)(c)
Allowance for inventory obsolescence	$19,031	$6,916	$1,869	(a)	$(3,647	)(b)	$24,169
Year ended 2001
Allowance for doubtful accounts	$9,354	$3,437	$324	(d)	$(38	)(a)	$10,017
					(3,060	)(a)
Restructuring and consolidation reserves	$2,060	$12,435	$1,133	(d)	$(3,252	)(b)	$12,365
			98	(a)	(109	)(c)
Allowance for inventory obsolescence	$17,700	$10,347	—		$(9,016	)(b)	$19,031

(a)	Represents foreign currency translation adjustments during the year.

(b)	Represents amounts charged against the reserves during the year.

(c)	Represents reversals of excess reserves.

(d)	Consists of reserves of subsidiaries purchased during the year.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILACRON INC.

BY:	/s/ RONALD D. BROWN

RONALD D. BROWN
Chairman, President and Chief Executive Officer, Director (Chief Executive Officer)

By:	/s/ ROBERT P. LIENESCH

Robert P. Lienesch
Vice President — Finance and Chief Financial Officer (Chief Financial Officer)

By:	/s/ ROSS A. ANDERSON

Ross A. Anderson;
(Chief Accounting Officer)

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ DARRYL F. ALLEN Darryl F. Allen; March 15, 2004 (Director)	/s/ DAVID L. BURNER David L. Burner; March 15, 2004 (Director)

/s/ BARBARA HACKMAN FRANKLIN Barbara Hackman Franklin; March 15, 2004 (Director)	/s/ HARRY A. HAMMERLY Harry A. Hammerly; March 15, 2004 (Director)

/s/ JAMES E. PERRELLA James E. Perrella; March 15, 2004 (Director)	/s/ JOSEPH A. PICHLER Joseph A. Pichler; March 15, 2004 (Director)

/s/ DR. JOSEPH A. STEGER Dr. Joseph A. Steger; March 15, 2004 (Director)	/s/ CHARLES F. C. TURNER Charles F. C. Turner; March 15, 2004 (Director)

Item 15(c) and (d) — Index to Certain Exhibits and Financial Statement Schedules

Exhibit 10.48	Financing Agreement dated as of March 12, 2004 among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
Exhibit 10.49	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
Exhibit 10.50	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
Exhibit 10.51	Amendment No. 1 Rights Agreement dated as of March 11, 2004 among Milacron Inc. and Mellon Investor Services LLC
Exhibit 10.52	Cincinnati Milacron Inc. 1994 Long-Term Incentive Plan, as amended February 10, 2004
Exhibit 10.53	Milacron Inc. 1997 Long-Term Incentive Plan, as amended February 10, 2004
Exhibit 10.54	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 10, 2004
Exhibit 10.55	Milacron Retirement Plan For Non-Employee Directors, as amended February 10, 2004
Exhibit 10.56	Milacron Compensation Deferral Plan, as amended February 26, 2004
Exhibit 10.57	Amendment to Tier I Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R. P. Lienesch and H. C. O’Donnell dated as of February 10, 2004
Exhibit 11.	Statement Regarding Computation of Per-Share Earnings
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Experts and Counsel
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002