Form 10-Q
period 2004-03-31
MILACRON INC
filed 2004-05-10
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended March 31, 2004.

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

Number of shares of Common Stock, $1.00 par value, outstanding as of May 6, 2004: 49,830,656

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Operations Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended March 31,

(In millions, except share and per-share amounts)	2004	2003

Sales	$188.9	$190.2
Cost of products sold	156.1	158.4

Manufacturing margins	32.8	31.8
Other costs and expenses
Selling and administrative	30.9	30.2
Refinancing costs	6.4	—
Restructuring costs	1.1	6.0
Other expense - net	1.4	.7

Total other costs and expenses	39.8	36.9

Operating loss	(7.0)	(5.1)
Interest
Income	.4	.8
Expense	(8.3)	(6.0)

Interest - net	(7.9)	(5.2)

Loss from continuing operations before income taxes	(14.9)	(10.3)
Provision (benefit) for income taxes	1.1	(2.7)

Loss from continuing operations	(16.0)	(7.6)
Discontinued operations net of income taxes	(.6)	(.7)

Net loss	$(16.6)	$(8.3)

Loss per common share -
basic and diluted
Continuing operations	$(.47)	$(.23)
Discontinued operations	(.02)	(.02)

Net loss	$(.49)	$(.25)

Dividends per common share	$—	$.01

Weighted-average common shares outstanding assuming dilution (in thousands)	33,880	33,567

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Mar. 31, 2004	Dec. 31, 2003

Assets
Current assets
Cash and cash equivalents	$62.0	$92.8
Notes and accounts receivable, less allowance of $14.3 in 2004 and $15.1 in 2003	123.0	93.8
Inventories
Raw materials	7.6	8.1
Work-in-process and finished parts	59.0	57.1
Finished products	64.5	67.1

Total inventories	131.1	132.3
Other current assets	71.2	45.2

Current assets of continuing operations	387.3	364.1
Assets of discontinued operations	9.9	7.2

Total current assets	397.2	371.3

Property, plant and equipment - net	135.3	140.8
Goodwill	83.3	83.8
Other noncurrent assets	109.0	115.6

Total assets	$724.8	$711.5

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Short-term borrowings	$186.1	$42.6
Long-term debt and capital lease obligations due within one year	2.3	117.3
Trade accounts payable	65.4	67.9
Advance billings and deposits	16.6	15.2
Accrued and other current liabilities	107.7	109.3

Current liabilities of continuing operations	378.1	352.3
Liabilities of discontinued operations	1.6	1.8

Total current liabilities	379.7	354.1
Long-term accrued liabilities	228.8	227.8
Long-term debt	159.7	163.5

Total liabilities	768.2	745.4
Commitments and contingencies	—	—
Shareholders' equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
Common shares, $1 par value (outstanding: 34.8 in 2004 and 2003)	34.8	34.8
Capital in excess of par value	291.0	284.0
Accumulated deficit	(268.6)	(252.0)
Accumulated other comprehensive loss	(106.6)	(106.7)

Total shareholders' equity (deficit)	(43.4)	(33.9)

Total liabilities and shareholders' equity (deficit)	$724.8	$711.5

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended March 31,

(In millions)	2004	2003

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net loss	$(16.6)	$(8.3)
Operating activities providing (using) cash
Loss from discontinued operations	.6	.7
Depreciation and amortization	5.3	5.7
Refinancing costs	6.4	—
Restructuring costs	1.1	6.0
Deferred income taxes	.6	(2.3)
Working capital changes
Notes and accounts receivable	(30.0)	1.4
Inventories	.1	(2.8)
Other current assets	(10.8)	8.6
Trade accounts payable	(2.1)	.6
Other current liabilities	(.1)	(10.4)
Decrease in other noncurrent assets	1.2	.1
Increase (decrease) in long-term accrued liabilities	1.2	(4.8)
Other-net	.9	.5

Net cash used by operating activities	(42.2)	(5.0)
Investing activities cash flows
Capital expenditures	(1.5)	(1.3)
Net disposals of property, plant and equipment	.3	.3
Divestitures	—	(24.4)
Acquisitions	—	(6.5)

Net cash used by investing activities	(1.2)	(31.9)
Financing activities cash flows
Repayments of long-term debt	(115.4)	(.5)
Increase (decrease) in short-term borrowings	140.4	(2.0)
Debt issuance costs	(8.3)	—
Dividends paid	—	(.4)

Net cash provided (used) by financing activities	16.7	(2.9)
Effect of exchange rate fluctuations on cash and cash equivalents	(.6)	3.5
Cash flows related to discontinued operations	(3.5)	(3.7)

Decrease in cash and cash equivalents	(30.8)	(40.0)
Cash and cash equivalents at beginning of period	92.8	122.3

Cash and cash equivalents at end of period	$62.0	$82.3

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Basis of Presentation
      In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the notes captioned "Discontinued Operations," "Refinancing Costs" and "Restructuring Costs", necessary to present fairly the company's financial position, results of operations and cash flows.

      The Consolidated Condensed Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      The accounting policies followed by the company are set forth in the "Summary of Significant Accounting Policies" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation
      The company accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. Because all stock options outstanding under the company's 1997 Long-Term Incentive Plan and prior plans have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The table that follows illustrates on a pro forma basis the effect on net loss and loss per common share if the stock options granted from 1995 through 2003 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." There have been no additional stock options granted in 2004.

Pro Forma Earnings (Loss)

	Three Months Ended March 31,

(In millions, except per-share amounts)	2004	2003

Net loss as reported	$(16.6)	$(8.3)
Effect on reported loss of accounting for stock options at fair value	(.2)	(.3)

Pro forma net loss	$(16.8)	$(8.6)

Loss per common share - basic and diluted
As reported	$(.49)	$(.25)

Pro forma	$(.50)	$(.26)

Discontinued Operations
      In the third quarter of 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold the Valenite and Widia and Werkö metalcutting tools businesses that had been included in its former metalworking technologies segment and initiated plans for the sale of the round metalcutting tools and grinding wheels businesses. The disposition of the round metalcutting tools businesses was completed in the third quarter of 2003 in two separate transactions that resulted in a combined after-tax loss of $6.9 million. The grinding wheels business was sold on April 30, 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of the grinding wheels business. The ultimate loss on the sale is not expected to vary materially from this amount.

      The round metalcutting tools and grinding wheels businesses are reported as discontinued operations and the Consolidated Condensed Financial Statements for all prior periods have been adjusted to reflect this presentation. Operating results for these businesses included in discontinued operations are presented in the following table.

Loss From Discontinued Operations

	Three Months Ended March 31,

(In millions)	2004	2003

Sales	$7.1	$16.6

Operating loss	(.5)	(.7)
Allocated interest expense	(.1)	(.4)

Loss before income taxes	(.6)	(1.1)
Benefit for income taxes	—	(.4)

Loss from discontinued operations	$(.6)	$(.7)

      As reflected in the preceding table, allocated interest expense includes interest on borrowings secured by assets of the businesses sold and an allocated portion of other consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

      The major classes of assets and liabilities of the discontinued grinding wheels business in the Consolidated Condensed Balance Sheets as of March 31, 2004 and December 31, 2003 are as follows:

Assets and Liabilities of Discontinued Operations

	Mar. 31	,	Dec. 31	,
(In millions)	2004		2003
Notes and accounts receivable	$3.0		$.4
Inventories	4.1		4.1
Other current assets	.2		.2
Property, plant and equipment-net	2.6		2.5

Total assets	9.9		7.2

Trade accounts payable and other current liabilities	1.4		1.6
Long-term accrued liabilities	.2		.2

Total liabilities	1.6		1.8

Net assets	$8.3		$5.4

Refinancing Costs
      During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). The company's refinancing costs for the second quarter will be at least $1 million or as much as $15 million if the tender offer for the 7 5/8% Eurobonds due 2005 (see Long-Term Debt) and the issuance of any new debt are completed during the quarter. The additional second quarter costs would include the premium related to the tender offer for the Eurobonds as well as the write off of financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004.

Restructuring Costs
      During 2001, the company's management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company's existing European mold base and components business. The total cost of the integration was $11.0 million, of which $.5 million was charged to expense in the first quarter of 2003.

      In November, 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. In another initiative, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was phased out and transferred to various other facilities in North America. These additional actions are resulting in incremental restructuring costs of approximately $10.4 million, including $3.3 million in the first quarter of 2003. An additional $.9 million, principally to complete the move of the mold making operation, was expensed in the first quarter of 2004. The net cash cost of these initiatives will be approximately $5 million, the majority of which was spent in 2003, including $2.6 million in the first quarter. An additional $.8 million related to the mold operation move was spent in the first quarter of 2004.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.0 million, of which $2.2 million was recorded in the first quarter of that year. The restructuring involved the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy and the elimination of approximately 35 positions. The cash cost of the restructuring will be approximately $.9 million, a large majority of which was spent in 2003 including $.2 million in the first quarter.

      In the third quarter of 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.7 million is expected to be expensed in 2004 including $.3 million in the first quarter. Cash costs are expected to be approximately $8 million, of which $3.4 million was spent in 2003. An additional $2.3 million was spent in the first quarter of 2004.

      The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the first quarters of 2004 and 2003.

Restructuring Costs

	Three Months Ended March 31,

(In millions)	2004	2003

Accruals for termination benefits and facility exit costs	$—	$2.2
Other restructuring costs
Costs charged to expense as incurred	1.2	3.3
Reserve adjustments	(.1)	—

	1.1	5.5
Costs related to the EOC and Reform integration	—	.5

Total restructuring costs	$1.1	$6.0

      The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations.

Restructuring Reserves

	Three Months Ended March 31, 2004

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.3	$—	$(.1)	$1.2
Facility exit costs	.3	—	—	.3

	1.6	—	(.1)	1.5
Restructuring costs
Termination benefits	4.5	—	(2.0)	2.5
Facility exit costs	.4	—	(.3)	.1

	4.9	—	(2.3)	2.6

Total reserves related to
continuing operations	$6.5	$—	$(2.4)	$4.1

	Three Months Ended March 31, 2003

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.7	$—	$(.2)	$1.5

Restructuring costs
Termination benefits	3.1	2.2	(2.1)	3.2
Facility exit costs	.6	—	(.3)	.3

	3.7	2.2	(2.4)	3.5

Total reserves related to continuing operations	$5.4	$2.2	$(2.6)	$5.0

Retirement Benefit Plans
      The table that follows presents the components of pension expense and postretirement health care costs for the first quarters of 2004 and 2003

Retirement Benefit Costs

	Pension Expense		Postretirement Health Care Cost

	Three Months Ended March 31,		Three Months Ended March 31,

(In millions)	2004	2003	2004	2003

Service cost	$1.2	$1.3	$—	$—
Interest cost	8.3	8.6	.4	.4
Expected return on plan assets	(8.7)	(9.7)	(.1)	(.1)
Amortization of prior service cost	.2	.2	$—	—
Amortization of unrecognized gains and losses	1.8	.8	—	—

Expense for the period	$2.8	$1.2	$.3	$.3

      The company expects to make contributions to the funded pension plan for certain U.S. employees of $3.1 million in 2004.

Income Taxes
      At December 31, 2003, the company had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $190 million and related deferred tax assets of $61 million. Valuation allowances totaling $51 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2003, Milacron had a U.S. federal net operating loss carryforward of $63 million of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration beyond 2023.

      The conversion of the Series A Notes into newly issued common stock and the future exchange of such common stock and the Series B Notes for convertible preferred stock will very likely trigger an "ownership change" for U.S. federal income tax purposes (see Refinancing Transactions). As a consequence of an ownership change, it is possible that the timing of the company's utilization of tax loss carryforwards and other tax attributes could be substantially delayed. This delay could increase income tax expense and decrease available cash in future years.

      Accounting principles generally accepted in the U.S. require that valuation allowances be established when it is more likely than not that all or a portion of recorded deferred tax assets will not be realized in the foreseeable future. The company reviews the need for new valuation allowances and the carrying amounts of previously recorded valuation allowances quarterly based on the relative amount of positive and negative evidence available at the time. Factors considered in these evaluations include management's short-term and long-range operating plans, the current and future utilization of net operating loss carryforwards, the expected future reversal of recorded deferred tax liabilities and the availability of qualified tax planning strategies. Valuation allowances are then established or adjusted as appropriate. The resulting decreases or increases in valuation allowances serve to favorably or unfavorably affect the company's provision for income taxes and effective tax rate.

      At March 31, 2003, management concluded that no valuation allowances were currently required with respect to the company's U.S. deferred tax assets. This conclusion was based on the availability of qualified tax planning strategies and the expectation that increased industrial production and capital spending in the U.S. plastics industry combined with the significant reductions in the company's cost structure that have been achieved in recent years would result in improved operating results in relation to the losses incurred in 2001 and 2002.

      At June 30, 2003, however, management concluded that a recovery in the plastics industry and the company's return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003 (see Restructuring Costs), the company incurred a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, accounting principles generally accepted in the U.S. include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of the company's U.S. deferred tax assets for which future income was previously assumed.

      During the second half of 2003, U.S. deferred tax assets increased by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million. As of December 31, 2003, U.S. deferred tax assets net of deferred tax liabilities totaled $162 million and U.S. valuation allowances totaled $89 million. The company continued to rely on the availability of qualified tax planning strategies and tax carryforwards to conclude that valuation allowances are not required with respect to U.S. deferred tax assets totaling approximately $73 million at December 31, 2003.

      U.S. deferred tax assets and valuation allowances were both increased by an additional $6 million in the first quarter of 2004. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter relates to operations in profitable non-U.S. jurisdictions.

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

      Because of the factors discussed above, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the first quarter of 2004. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $1.1 million despite a pretax loss of $14.9 million. In the first quarter of 2003, the effective tax benefit rate was 26%. This effective rate is less than the U.S. federal statutory rate adjusted for state and local income losses due to the establishment of valuation allowances related to losses in certain non-U.S. jurisdictions.

Receivables
      During all of 2003 and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which the company maintained a reserve for doubtful accounts sufficient to cover estimated expenses. At December 31, 2003, approximately $33 million of accounts receivable related to continuing operations had been sold under this arrangement. This amount is reported as a reduction of accounts receivable in the Consolidated Condensed Balance Sheet at that date. On March 12, 2004, all amounts received under the receivables purchase agreement were repaid using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities for the first quarter of 2004 by $33 million.

      Certain of the company's non-U.S. subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At March 31, 2004 and December 31, 2003, the gross amounts of accounts receivable that had been sold under these arrangements totaled $7.2 million and $3.8 million, respectively. At March 31, 2004 and December 31, 2003, certain of these amounts were partially collateralized with $6 million and $3 million, respectively, of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheet.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At March 31, 2004 and December 31, 2003, the company's maximum exposure under these arrangements totaled $8.2 million and $11.6 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment.

      Costs related to sales of notes receivable and to guarantees have not been material in the past.

Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $83.3 million and $83.8 million at March 31, 2004 and December 31, 2003, respectively. The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Other Assets
      The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

(In millions)	Mar. 31, 2004	Dec. 31, 2003

Deferred income taxes	$27.9	$27.9
Deferred financing fees and related assets	23.2	—
Refundable income taxes	2.7	2.7
Other	17.4	14.6

	$71.2	$45.2

Other Noncurrent Assets

(In millions)	Mar. 31, 2004	Dec. 31, 2003

Deferred income taxes net of vauation allowances	$69.8	$70.9
Intangive assets other than goodwill	6.1	6.5
Other	33.1	38.2

	$109.0	$115.6

Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

(In millions)	Mar. 31, 2004	Dec. 31, 2003

Accrued salaries, wages and other compensation	$23.7	$20.9
Reserves for post-closing adjustments and transaction costs on divestitures	12.0	11.8
Accrued and deferred income taxes	7.8	8.0
Other accrued expenses	64.2	68.6

	$107.7	$109.3

      The following table summarizes changes in the company's warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves

	Three Months Ended March 31,

(In millions)	2004	2003

Balance at beginning of period	$8.1	$5.9
Accruals	1.1	1.1
Payments	(1.8)	(1.3)
Warranty expirations	—	—
Foreign currency translation adjustments	(.1)	.1

Balance at end of period	$7.3	$5.8

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	Mar. 31, 2004	Dec. 31, 2003

Accrued pensions and other compensation	$42.8	$42.5
Minimum pension liability	106.1	104.3
Accrued postretirement health care benefits	31.0	31.2
Accrued and deferred income taxes	21.5	21.5
Other	27.4	28.3

	$228.8	$227.8

Refinancing Transactions
      On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company's new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. On April 15, 2004, the $30 million of Series A Notes, which initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum, were converted into 15.0 million shares of the company's common stock at a conversion price of $2.00 per share. The $70 million of Series B Notes continue to bear a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The common stock into which the Series A Notes were converted and the Series B Notes are exchangeable for a new series of the company's convertible preferred stock with a cumulative dividend rate of 6%. Upon receipt of shareholder approval of both (i) the authorization of additional shares of the company's common stock and (ii) the issuance of the new series of convertible preferred stock, the interest rate applicable to both the Series A Notes and the Series B Notes will be retroactively reset to 6% per annum from the date of issuance, payable in cash. Following receipt of shareholder approval and as soon as a condition requiring the execution of a refinancing of the €115 million of 7 5/8% Eurobonds due in April 2005 is satisfied or waived, all Series B Notes and the common stock into which the Series A Notes were converted will be exchanged for shares of the new series of convertible preferred stock. A cash tender offer to repurchase all of the 7 5/8% Eurobonds was commenced on April 27, 2004 (see Long-Term Debt). If shareholder approval is not obtained on or before July 29, 2004, the Series B Notes will be in default and will remain outstanding until March 15, 2007 with an initial interest rate of 20% from the date of issuance increasing to 24% over time and the common stock into which the Series A Notes were converted will be exchanged for shares of the company's currently authorized, but unissued, serial preference stock with a 24% cumulative dividend rate.

      Following the exchange of the common stock into which the Series A Notes were converted and the Series B Notes for convertible preferred stock, the holders of the convertible preferred stock will collectively own between approximately 40% and 60% of the company's fully diluted equity (on an as-converted basis), depending on whether the company exercises an option to redeem a portion of the convertible preferred stock with the proceeds from a rights offering to its existing shareholders. After seven years, the convertible preferred stock would automatically be converted into common stock at a conversion price of $2.00 per share but may be converted prior to that time at the option of the holders. The conversion price would be subject to reset to $1.75 per share at the end of the second quarter of 2005 if a test based on the company's financial performance for 2004 is not satisfied. In addition, as part of the transaction the company has agreed to issue to holders of the convertible preferred stock contingent warrants to purchase an aggregate of one million shares of the company's common stock, subject to receiving shareholder approval to increase its authorized common stock, which contingent warrants will be exercisable only if a test based on the company's financial performance for 2005 is not satisfied. Assuming that the company does not conduct a rights offering to its existing shareholders, and both the conversion price of the convertible preferred stock is reset to $1.75 and the contingent warrants are exercised, the holders of the convertible preferred stock would own approximately 62.5% of the company's fully diluted equity (on an as-converted basis).

      The conversion of the Series A Notes into newly issued common stock and the future exchange of such common stock and the Series B Notes for convertible preferred stock will very likely trigger an "ownership change" for U.S. federal income tax purposes. As a consequence of an ownership change, it is possible that the timing of the company's utilization of tax loss carryforwards and other tax attributes could be substantially delayed. This delay could increase income tax expense and decrease available cash in future years.

      If the company does not obtain shareholder approval of both the authorization of additional shares of its common stock and the issuance of the new series of convertible preferred stock convertible into such common stock on or before July 29, 2004, its liquidity will be materially impaired as the Series B Notes will go into default and the interest rates thereon will become significantly higher. If shareholder approval has not been obtained on or before July 29, 2004, the interest accrued between issuance and conversion on the Series A Notes and on the Series B Notes will no longer be eligible for retroactive reset to 6%. Instead, interest will be payable in arrears (a) on September 15, 2004 in cash at a rate of 20% per annum on the Series A Notes and in cash at a rate of 12% per annum and in additional Series B Notes at a rate of 8% per annum on the Series B Notes, (b) on March 15, 2005 in cash at a rate of 16% per annum and in additional Series B Notes at a rate of 8% per annum on the Series B Notes, (c) on September 15, 2005 in cash at a rate of 20% per annum and in additional Series B Notes at a rate of 4% per annum on the Series B Notes and (d) on March 15, 2006, and through to maturity on March 15, 2007, in cash at a rate of 24% per annum on the Series B Notes.

      On March 12, 2004, the company also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. At closing, extensions of credit under the facility in an aggregate amount of $84 million were utilized to repay and terminate the company's existing revolving credit facility and its existing receivables purchase program.

      The credit facility consists of a $65 million revolving A facility, with a $25 million subfacility for letters of credit, and a $75 million term loan B facility. The company and certain of its wholly owned U.S. subsidiaries are joint and several borrowers under the credit facility, and the entire credit facility is secured by first priority liens, subject to permitted liens, on substantially all of the company's assets and substantially all of the assets of the company's U.S. subsidiaries and includes pledges of stock of various wholly-owned U.S. subsidiaries and certain foreign subsidiaries.

      Availability under the revolving A facility is limited by a borrowing base calculated based upon specified percentages of eligible U.S. accounts receivable and inventory, a $10 million minimum availability covenant (resulting in aggregate availability of no more than $55 million) and other reserve requirements. The credit facility provides for up to $5 million of accounts receivable of the company's wholly-owned Canadian subsidiaries to be added to the borrowing base of the revolving A facility, subject to certain conditions precedent, including, among other things, (a) the grant of first priority liens, subject to permitted liens, on all or substantially all of the personal property of the company's wholly-owned Canadian subsidiaries, (b) receipt by the administrative agent of guarantees by each of the company's wholly-owned Canadian subsidiaries and (c) pledges of 100% of the stock of each of the company's wholly-owned Canadian subsidiaries. In addition, the borrowing base is subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable discretion, any of which could reduce the company's borrowing availability under the revolving A facility at any time.

      Subject to certain limited exceptions, all proceeds of the company's U.S. accounts receivable and other U.S. collateral may, at the discretion of the administrative agent for the lenders, become subject to a daily cash "sweep." Under the terms of the credit facility, these proceeds are deposited in lockbox accounts under the control of the administrative agent and then transferred to blocked accounts under the control of the administrative agent. If the "sweep" is activated, each business day, the funds in the blocked accounts will be applied to pay down any outstanding borrowings under the revolving A facility. As a result, the company's liquidity would likely be dependent on its ability to continue to make borrowings under the credit facility. If the company is unable to satisfy the conditions to borrowing under the credit facility, which include, among other things, conditions related to the continued accuracy of its representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants), or any material adverse change in the company's business or financial condition, without a waiver the company would lose access to this important source of liquidity and its financial condition would be materially impaired.

      The company has the ability to prepay the revolving A facility, in whole or in part, at any time without penalty. The company has the ability to prepay the term loan B facility at any time as follows: (i) in whole, to the extent concurrently therewith or prior thereto all revolving A loans have been repaid in full and all commitments under the revolving A facility have been terminated, or (ii) in whole or in part, if availability under the revolving A facility exceeds $10 million and no event of default exists. Prepayments of term loan B loans permanently reduce the company's availability under the credit facility. The company is also required to make prepayments in connection with, among other things, asset sales and casualty events and in connection with the issuance of debt or equity, tax refunds, proceeds from other "corporate events" and other extraordinary receipts, subject to certain exceptions. All optional and mandatory prepayments of the term loan B facility are subject to a 2% prepayment fee on the principal amount prepaid. Additionally, there are limitations placed on the amounts that can be paid to the holders of the 7 5/8% Eurobonds due April 2005 without causing a prepayment event.

      The credit facility includes a number of affirmative and negative covenants, including, but not limited to, negative covenants limiting the company's ability and the ability of its subsidiaries to incur additional debt, incur liens, make capital expenditures, issue or sell capital stock and make restricted payments (including a prohibition on the ability to make cash interest or dividend payments on debt or equity securities issued pursuant to the terms of the definitive agreement the company entered into on March 12, 2004 with Mizuho International plc and Glencore Finance AG, unless availability under the revolving A facility exceeds $25 million before taking into account minimum availability requirements). The credit facility also includes a financial covenant that requires the company to achieve specified minimum levels of monthly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude certain restructuring costs and certain other items, each as specified in the financing agreement.

      The credit facility is subject to various events of default, including an event of default if the company does not obtain shareholder approval of both the authorization of additional shares of its common stock and the issuance of a new series of convertible preferred stock convertible into such common stock on or before July 29, 2004.

      Borrowings under the credit facility bear interest, at the company's option, based upon either (i) a LIBOR rate plus the applicable margin (as defined below) or (ii) a reference rate plus the applicable margin (as defined below). The "applicable margin," with respect to revolver A LIBOR loans, is 3.25% per annum, and with respect to revolver A reference rate loans, is 1.5% per annum. The "applicable margin," with respect to term loan B LIBOR loans, is 10.5% per annum, and with respect to term loan B reference rate loans, is 8.00% per annum. In no event will the interest rate of (a) revolver A LIBOR loans be less than 4.75% and (b) revolver A reference rate loans be less than 5.5%. In no event will the interest rate of term loan B LIBOR loans or term loan B reference rate loans be less than 12%.

      On March 31, 2004, the financing agreement with Credit Suisse First Boston was amended and restated to clarify certain provisions and add Canadian collateral and borrowers.

      On April 26, 2004, the company announced its intention to refinance the term B loan. On April 27, 2004, the company signed a commitment letter to replace the revolving A loan with a similar asset-based facility with a different lender. The new facility is expected to consist of a revolving line of credit in a maximum amount of up to $75 million (including up to $25 million for letters of credit) and mature four years from the closing date. Availability under the facility is expected to be limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and inventory and subject to other conditions and limitations. The new facility is expected to include various financial and other covenants which will, among other things, limit the company's ability to pay dividends, incur additional indebtedness, make capital expenditures and require the company to maintain a minimum level of cumulative consolidated EBITDA. Borrowings under the facility are expected to bear interest based on current short-term borrowing rates plus an applicable margin.

Short-Term Borrowings
      The components of short-term borrowings are shown in the table that follows. The terms of certain of these borrowing arrangements are described in detail in the note captioned "Refinancing Transactions."

Short-Term Borrowings

(In millions)	Mar. 31, 2004	Dec. 31, 2003

Revolving A credit facility due 2005	$7.5	$—
Term loan B facility due 2005	75.0	—
20% Secured Step-Up Series A Notes due 2007 (a)	30.0	—
20% Secured Step-Up Series B Notes due 2007	70.0	—
Premium on 20% Secured Step-Up Series A and B Notes due 2007 (b)	2.9	—
Revolving credit facility due 2004	—	42.0
Borrowings under other lines of credit	.7	.6

	$186.1	$42.6

(a)	On April 15, 2004, the 20% Secured Step-Up Series A Notes due 2007 were converted at the option of the holders into 15.0 million common shares of the company.
(b)	Represents a premium on the 20% Secured Step-Up Series A Notes and Series B Notes related to a derivative that is embedded therein. The derivative relates to the required increase or decrease in the interest rate on the Series A Notes and the Series B Notes that will occur depending on whether the issuance of the Series B Preferred Stock (see Refinancing Transactions and Shareholders' Equity) is approved. Assuming approval is obtained, the debt premium will be applied to reduce the interest expense on the Series A Notes and the Series B Notes from a 20% rate to a 6% rate for the periods of time they are outstanding.

      At March 31, 2004, $19.6 million of the Revolving A facility was utilized including outstanding letters of credit of $12.1 million. Under the terms of the facility, the company's additional borrowing capacity at March 31, 2004 was approximately $35 million after taking into account outstanding letters of credit and the minimum availability and existing reserve requirements.

      The effective interest rates for borrowings under the Revolving A facility and the Term loan B facility were 4.75% and 12.0%, respectively. Both facilities include a number of positive and negative covenants with which the company was in compliance at March 31, 2004.

      On April 26, 2004, the company announced its intention to refinance the Term loan B facility. On April 27, 2004 the company signed a commitment letter to replace the Revolving A facility with a similar asset-based facility with a different lender (see Refinancing Transactions).

      At March 31, 2004, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $29 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $12 million was available to the company under these lines under certain circumstances.

      During 2003 and through March 12, 2004, the company had a committed revolving credit facility with certain U.S. and non-U.S. banks. At December 31, 2003, the gross amount of the facility was $65 million, of which $54 million was utilized including borrowings of $42 million and outstanding letters of credit of $12 million. On March 12, 2004, all amounts borrowed under the revolving credit facility were repaid using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions).

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Mar. 31, 2004	Dec. 31, 2003

8 3/8% Notes due 2004	$—	$115.0
7 5/8% Eurobonds due 2005	139.4	142.6
Capital lease obligations	16.6	17.1
Other	6.0	6.1

	162.0	280.8
Less current maturities	(2.3)	(117.3)

	$159.7	$163.5

      On March 15, 2004, the 8 3/8% Notes were repaid using a portion of the proceeds of the refinancing transactions entered into on March 12, 2004 (see Refinancing Transactions).

      On April 27, 2004, the company commenced a cash tender offer to repurchase all of the 7 5/8% Eurobonds due 2005 and on May 10, 2004, amended terms of the offer. Under the amended terms and conditions of the tender offer, which are described in the supplemented offering materials, bondholders who validly tender their Eurobonds and do not withdraw them will receive 104% of the principal amount of their tendered Eurobonds plus accrued interest to but not including the settlement date. The amended terms of the tender offer apply retroactively to holders who tendered their Eurobonds prior to the date of the amendment.

      In conjunction with the tender offer, Milacron Capital Holdings B.V., the issuer of the 7 5/8% Eurobonds, is convening a meeting of the holders of the Eurobonds to consider an amendment to the terms of the Eurobonds to eliminate all of the restrictive covenants contained in the fiscal agency agreement pursuant to which the Eurobonds were issued. By tendering their bonds into the tender offer, Eurobond holders will appoint the Tender Agent as proxy to vote in favor of the amendment. Holders of the Eurobonds tendering into the tender offer will have certain withdrawal rights, also described in the offering materials.

      Consummation of the tender offer and Milacron's obligation to make any payments in connection therewith will be subject to the satisfaction of certain conditions including, among others, that sufficient financing has been arranged to fund the payment of the aggregate purchase price for all validly tendered Eurobonds that are not withdrawn.

Shareholders' Equity
      In the first quarter of 2004, a total of 53,912 treasury shares were reissued in connection with contributions to employee benefit plans. This reduction in treasury shares was partially offset by the forfeiture of 47,946 restricted shares that were added to the treasury share balance in lieu of their cancellation.

      On April 15, 2004, 4,607,088 treasury shares were reissued in connection with the conversion of the 20% Secured Step-Up Series A Notes due 2007 into 15.0 million common shares (see Refinancing Transactions).

      In the first quarter of 2003, a total of 53,912 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit plans. These reductions in treasury shares were partially offset by the cancellation of 66,543 restricted shares that had been granted in prior years.

      As discussed fully on the note captioned "Refinancing Transactions," on March 12, 2004, the company entered into a definitive agreement with Glencore Finance AG and Mizuho International plc that is expected to significantly alter the company's capitalization, including the issuance of a new series of convertible preferred stock (the Series B Preferred Stock). The Series B Preferred Stock will initially be convertible, at the option of the holders, into 50.0 million shares of common stock at a conversion price of $2.00 per share and bear a cash dividend rate of 6% per year. Assuming conversion, approximately 85.0 million common shares would be outstanding. The conversion price and dividend rate are subject to adjustment in certain circumstances including a provision that would permit the payment of dividends in the form of additional shares of Series B Preferred Stock at a rate of 8% per year. In both cases, the number of common shares into which the Series B Preferred Stock is convertible would increase. To the extent not previously converted to common shares at the option of the holders, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance.

Comprehensive Loss
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss

	Three Months Ended March 31,

(In millions)	2004	2003

Net loss	$(16.6)	$(8.3)
Foreign currency translation adjustments	.1	3.7
Change in fair value of foreign currency exchange contracts	—	(.1)

Total comprehensive loss	$(16.5)	$(4.7)

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	Mar. 31, 2004	Dec. 31, 2003

Foreign currency translation adjustments	$(26.0)	$(26.1)
Minimum pension liability adjustment	(80.8)	(80.8)
Fair value of foreign currency exchange contracts	.2	.2

	$(106.6)	$(106.7)

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

      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves, indemnity claims against another party and insurance coverage sufficient to cover potential exposures.

      While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Organization
      The company has four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the "Organization" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results by segment for the first quarters of 2004 and 2003 are presented in the following tables.

Total Sales by Segment

	Three Months Ended March 31,

(In millions)	2004	2003

Plastics technologies
Machinery technologies — North America	$77.3	$88.3
Machinery technologies — Europe	42.5	35.0
Mold technologies	43.3	44.6
Eliminations (a)	(.4)	(3.0)

Total plastics technologies	162.7	164.9
Industrial fluids	26.2	25.3

Total sales	$188.9	$190.2

(a)  Represents the eimination of sales among plastics technologies segments.

Customer Sales by Segment

	Three Months Ended March 31,

(In millions)	2004	2003

Plastics technologies
Machinery technologies — North America	$77.1	$87.8
Machinery technologies — Europe	42.3	32.5
Mold technologies	43.3	44.6

Total plastics technologies	162.7	164.9
Industrial fluids	26.2	25.3

Total sales	$188.9	$190.2

      Consistent with the company's internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Operating Information by Segment

	Three Months Ended March 31,

(In millions)	2004	2003

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$(.6)	$2.1
Machinery technologies — Europe	1.1	(.7)
Mold technologies	1.4	.3

Total plastics technologies	1.9	1.7
Industrial fluids	2.5	3.5
Refinancing costs	(6.4)	—
Restructuring costs (a)	(1.1)	(6.0)
Corporate expenses	(3.3)	(3.5)
Other unallocated expenses (b)	(.6)	(.8)

Operating loss	(7.0)	(5.1)
Interest expense-net	(7.9)	(5.2)

Loss before income taxes	$(14.9)	$(10.3)

(a)	In the first quarter of 2004, $.8 million relates to machinery technologies - North America, $.1 million relates to machinery technologies - Europe and $.2 million relates to mold technologies. In the first quarter of 2003, $2.8 million relates to machinery technologies - North America, $2.2 million relates to machinery technologies - Europe and $1.0 million relates to mold technologies.
(b)	Represents financing costs, including those related to the sale of accounts receivable.

Earnings Per Common Share
      Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. In both 2004 and 2003, weighted-average shares assuming dilution excludes the effects of convertible debt and potentially dilutive restricted shares because their inclusion would result in a smaller loss per common share.

Subsequent Events
      On April 15, 2004, the holders of $30 million of 20% Secured Step-Up Notes due 2007 exercised their option to convert these obligations into 15.0 million common shares of the company (see Refinancing Transactions and Shareholders' Equity).

      On April 26, 2004, the company announced its intention to refinance the $75 million Credit Suisse First Boston term B loan (see Refinancing Transactions) and the €115 million 7 5/8% Eurobonds due 2005 (see Long-Term Debt). On April 27, 2004, the company commenced a cash tender offer to repurchase all of the 7 5/8% Eurobonds and on May 10, 2004, amended the terms of the offer

      On April 27, 2004, the company signed a commitment letter with a different lender to replace the Credit Suisse First Boston revolving A loan (see Refinancing Transactions).

      On April 30, 2004, the company completed the sale of its grinding wheels business (see Discontinued Operations).

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                  (Unaudited)

Executive Summary

      For a concise description of Milacron's products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management's Discussion & Analysis section of our 2003 Annual Report on Form 10-K.

Refinancing
      Milacron's most important accomplishment in the first quarter of 2004 was the refinancing of approximately $200 million of debt and other obligations that were maturing in the quarter. Specifically, we entered into an agreement with Glencore Finance AG and Mizuho International plc whereby they jointly provided us with $100 million in new capital in the form of exchangeable securities. This new capital, together with existing cash balances, was used to repay our outstanding $115 million in senior U.S. notes. In addition, we also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility consisting of a $65 million revolving facility and a $75 million term loan facility. At close, $84 million of this new facility was drawn to retire our previous revolving bank credit facility and to terminate our receivables purchase program.

      When we released our first quarter results on April 26, 2004, we also announced the second step in our plan to revitalize our capital structure: our intention to refinance the $75 million term loan with Credit Suisse First Boston and to retire our €115 million in Eurobonds due in 2005. The following day, April 27, we launched a tender offer for the Eurobonds.

Operating Results
      We posted a net loss on sales roughly comparable to those of the first quarter a year ago. Our sales in 2004 were $189 million compared to $190 million in 2003 and were within the range of guidance we had issued in February. Absent favorable currency effects, however, sales would have decreased by 6% due in large part to uncertainties regarding our refinancing plans that were not announced until near the end of the quarter. Our segment earnings and primary working capital changes were also within the range of our guidance. During the quarter we experienced improving operating efficiencies as a result of restructuring actions taken in 2003 and our ongoing implementation of Lean manufacturing techniques.

Presence Outside the U.S.
      In 2003, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Canada and Mexico 7%; Asia 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first quarter of 2004, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2003. As a result, Milacron experienced favorable currency translation effects on sales and new orders of approximately $10 million and $9 million, respectively. The effect on earnings was not significant.

      Between December 31, 2003 and March 31, 2004, the euro weakened against the U.S. dollar by approximately 2%. If the euro should weaken further against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

Significant Accounting Policies and Judgments
      The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts that are included therein. The "Management's Discussion and Analysis" section of Milacron's Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to the company's reported financial position and results of operations. Additional accounting policies are described in the "Summary of Significant Accounting Policies" note to the Consolidated Financial Statements included in Milacron's Form 10-K. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances
      At December 31, 2003, Milacron had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2003, we had provided valuation allowances against some of the non-U.S. assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets - particularly those assets related to net operating loss carryforwards - are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its short-term and long-range internal operating plans, which are based on the current economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company's various operations.

      At December 31, 2003, Milacron had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $190 million and related deferred tax assets of $61 million. Valuation allowances totaling $51 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2003, Milacron had a U.S. federal net operating loss carryforward of $63 million of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration beyond 2023.

      The conversion of the Series A Notes into newly issued common stock and the future exchange of such common stock and the Series B Notes for convertible preferred stock will very likely trigger an "ownership change" for U.S. federal income tax purposes. As a consequence of an ownership change, it is possible that the timing of Milacron's utilization of tax loss carryforwards and other tax attributes could be substantially delayed. This delay could increase income tax expense and decrease available cash in future years.

      At March 31, 2003, no valuation allowances had been provided with respect to the U.S. deferred tax assets based on a "more likely than not" assessment of whether they would be realized. This decision was based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. plastics industry. Higher sales and order levels in 2003 and beyond, combined with the significant reductions in Milacron's cost structure that have been achieved in recent years, were expected to result in improved operating results in relation to the losses incurred in 2001 and 2002.

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

      During the second half of 2003, we increased U.S. deferred tax assets by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million. As of December 31, 2003, U.S. deferred tax assets net of deferred tax liabilities totaled $162 million and U.S. valuation allowances totaled $89 million. We continue to rely on the availability of qualified tax planning strategies and tax carryforwards to conclude that valuation allowances are not required with respect to U.S. deferred tax assets totaling approximately $73 million at December 31, 2003.

      U.S. deferred tax assets and valuation allowances were both increased by an additional $6 million in the first quarter of 2004. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter relates to operations in profitable non-U.S. jurisdictions.

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

Results of Operations
      In an effort to help readers better understand the composition of Milacron's operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 27 of this Form 10-Q under the caption "Comparative Operating Results," (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in Milacron's Annual Report on Form 10-K for the year ended December 31, 2003.

Discontinued Operations
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in the third quarter of 2002 we began to explore strategic alternatives for the sale of our round metalcutting tools and grinding wheels businesses. The round metalcutting tools business was sold in two separate transactions in the third quarter of 2003 and the grinding wheels business was sold on April 30, 2004. The round metalcutting tools business (through the dates of the sales) and the grinding wheels business are reported as discontinued operations in the Consolidated Condensed Financial Statements for 2003 and 2004. The comparisons of results of operations that follow exclude these businesses and relate solely to Milacron's continuing operations unless otherwise indicated.

Pension Income and Expense
      In 2002 and prior years, Milacron recorded significant amounts of income related to its defined benefit pension plan for certain U.S. employees. However, because of the significant decrease in the value of the plan's assets and changes in the rate-of-return on assets and discount rate assumptions, pension income related to continuing operations was reduced to $.5 million in 2003. For 2004, we currently expect to record pension expense of $7 to $8 million, substantially all of which will be charged to continuing operations. As discussed further below, the fluctuation between years has negatively affected margins, selling and administrative expense and earnings.

New Orders and Sales
      In the first quarters of both 2004 and 2003, consolidated new orders totaled $187 million. Consolidated sales were $189 million in 2004, virtually unchanged from $190 million in 2003. In 2004, new orders and sales benefited from favorable currency effects of $9 million and $10 million, respectively. Absent these effects, new orders and sales would have decreased by 5% and 6%, respectively. Order and shipment levels were penalized by a number of factors, including uncertainties regarding our refinancing plans and continued low levels of capital spending for plastics processing machinery in North America.

      Export orders were $17 million in the first quarter of 2004 compared to $18 million in 2003. Export sales totaled $19 million in 2004 and $18 million in 2003. Sales of all segments to non-U.S. markets, including exports, totaled $92 million in the first quarter of 2004 compared to $80 million in 2003 with the increase being due principally to favorable foreign currency translation effects. For the first quarters of 2004 and 2003, products sold outside the U.S. were approximately 49% and 42% of sales, respectively, while products manufactured outside the U.S. represented 43% and 38% of sales, respectively.

      Milacron's backlog of unfilled orders at March 31, 2004 was $90 million compared to $92 million at December 31, 2003 and $75 million at March 31, 2003.

Margins, Costs and Expenses
      The consolidated manufacturing margin was 17.4% in the first quarter of 2004 compared to 16.7% in the first quarter of 2003. Margins remained low in relation to historical levels due to reduced sales volume and the related underabsorption of manufacturing costs and were penalized by higher insurance costs but benefited from our recent restructuring initiatives and process improvements. The margin improvement was achieved despite an increase in pension expense included in cost of products sold from $.2 million in 2003 to $1.2 million in 2004.

      Total selling and administrative expense increased modestly in dollar amount in the first quarter of 2004 due principally to currency effects and $.4 million of incremental pension expense. As a percentage of sales, selling expense increased from 12.6% to 13.1%. Administrative expense was essentially unchanged as the benefits of our cost-cutting initiatives were offset by currency effects.

      Interest expense increased from $5.2 million in the first quarter of 2003 to $7.9 million in the comparable period of 2004. The increase was due principally to higher borrowing costs (including amortization of deferred financing fees) related to the new financing arrangements entered into on March 12, 2004 (which are described in detail in the Liquidity and Sources of Capital section that follows). Currency effects and reduced allocation of interest cost to discontinued operations also contributed to the increase.

Refinancing Costs
      During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations. Milacron's refinancing costs for the second quarter will be at least $1 million or as much as $15 million if the tender offer for the 7 5/8% Eurobonds due 2005 and the issuance of any new debt are completed during the quarter. The additional second quarter costs would include the premium related to the tender offer as well as the write off of financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004.

Restructuring Costs
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in November, 2002, we announced additional restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. In another action, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was discontinued and transferred to other facilities in North America.

      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. The restructuring has resulted in the elimination of approximately 35 positions at Magenta and restructuring expense of $4.0 million. Cash cost will total approximately $.9 million, a large majority of which was spent in 2003.

      In the third quarter of 2003, we began to implement additional restructuring initiatives that focus on further overhead cost reductions in each of Milacron's plastics technologies segments and at the corporate office. These actions, which involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide and restructuring costs of $11.2 million that were recorded in the second half of 2003. Cash costs related to these initiatives will be approximately $8 million, of which $3.4 million was spent in 2003. An additional $2.3 million was spent in the first quarter of 2004.

      The total annualized cost savings from all of the 2002 and 2003 actions that are discussed above is expected to be approximately $32 million. A portion of this amount was realized in 2003 and an incremental $20 million of savings is expected to be realized in 2004. Of the $32 million of cost savings, approximately $7 million (which includes savings related to corporate costs) was realized in the first quarter of 2004. Including actions that were initiated in 2001, the pretax cost savings we expect to realize in 2004 will be $69 million.

      In total, the actions initiated in 2002 and 2003 that are discussed above resulted in pretax restructuring costs of $5.5 million in the first quarter of 2003 and $1.1 million in the comparable period of 2004. Cash costs totaled $4.1 million in the first quarter of 2003 and $3.2 million in 2004. For the first quarter of 2003, restructuring costs also include $.5 million related to the integration of EOC and Reform, two businesses acquired in 2001, with Milacron's existing mold base and components business in Europe.

Results by Segment
      The following sections discuss the operating results of Milacron's business segments which are presented in tabular form on pages 19 and 20 of this Form 10-Q.

      Machinery technologies - North America - The machinery technologies - North America segment had new orders of $79 million in the first quarter of 2004, a decrease of $6 million, or 7%, in relation to orders of $85 million in 2003. Sales totaled $77 million and $88 million in the first quarters of 2004 and 2003, respectively. Uncertainties regarding our refinancing plans that were not announced until March 12 had a negative effect on orders and shipments for much of the quarter. In both years, depressed capital spending in the U.S. plastics processing industry also kept orders and shipments at low levels in comparison to pre-recession levels. Capacity utilization in the plastics processing industry increased in the fourth quarter of 2003 and in the first quarter of 2004 but based on historical trends, significant increases in capital spending can be expected to trail increases in capacity utilization by 2 to 3 quarters. Due to lower shipment levels, higher insurance costs, continued price discounting and a $1.3 million increase in pension expense, the segment had an operating loss excluding restructuring costs of $.6 million in 2004 compared to earnings excluding restructuring costs of $2.1 million in 2003. The decrease occurred despite incremental benefits of $2 million related to the restructuring and cost cutting initiatives that were undertaken in 2002 and 2003. The segment's restructuring costs totaled $.8 million in 2004 and $2.8 million in 2003.

      Machinery technologies - Europe - The machinery technologies - Europe segment had new orders and sales of $40 million and $43 million, respectively, in the first quarter of 2004 compared to new orders and sales of $33 million and $35 million, respectively, in 2003. Currency effects contributed approximately $5 million of incremental sales and new orders in 2004. However, orders and sales also increased as measured in local currencies for both injection molding machines and blow molding systems. The restructuring actions begun in 2003 resulted in more than $1 million of savings in 2004 in relation to the first quarter of 2003. As a result of the restructuring actions, the segment had an operating profit of $1.1 million in the first quarter of 2004 compared to a loss of $.7 million in 2003. Both amounts exclude restructuring costs of $.1 million in 2004 and $2.2 million in 2003.

      Mold technologies - Despite favorable currency effects of $2 million, new orders in the mold technologies segment decreased from $45 million in the first quarter of 2003 to $43 million in 2004. Sales also decreased from $45 million to $43 million despite $2 million of favorable currency effects. Orders and sales in North America were essentially flat in relation to 2003 but declined in Europe. Despite lower sales volume, the segment had an operating profit of $1.4 million in the first quarter of 2004 compared to earnings of $.3 million in 2003, in both cases excluding restructuring costs which were $.2 million in 2004 and $1.0 million in 2003. The improvement in 2004 was due in large part to the benefits derived from these restructuring actions which totaled more than $3 million.

      Industrial fluids - The industrial fluids segment had new orders and sales of $26 million each in the first quarter of 2004 compared to $25 million in 2003 with the increases being due entirely to favorable currency effects. The segment's operating profit was $2.5 million in 2004 compared to $3.5 million in 2003. The reduction in profitability was due principally to higher pension and insurance costs.

Loss Before Income Taxes
      Milacron's pretax loss for the first quarter of 2004 was $14.9 million which includes refinancing costs of $6.4 million and restructuring costs of $1.1 million. In the comparable period of 2003, Milacron's pretax loss was $10.3 million which includes restructuring costs of $6.0 million. The pretax loss for 2004 includes incremental savings of $7 million from the 2003 restructuring actions, partially offset by expense related to the principal pension plan for U.S. employees of $1.6 million. In 2003, pension expense related to the plan was $.2 million.

Income Taxes
      As was previously discussed (see Significant Accounting Policies and Judgments - Deferred Tax Assets and Valuation Allowances), Milacron recorded a $71 million charge to the second quarter, 2003 provision for income taxes to establish valuation allowances against a portion of its U.S. deferred tax assets. Additional deferred tax assets and valuation allowances were recorded in the second half of the year. Due to the geographic mix of earnings, results for the first quarter of 2004 include expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $1.1 million despite a pretax loss of $14.9 million in 2004. In the first quarter of 2003, the effective tax benefit rate was 26%. This effective rate is less than the U.S. federal statutory rate adjusted for state and local income losses due to the establishment of valuation allowances related to loss carryforwards in certain non-U.S. jurisdictions.

Loss From Continuing Operations
      Milacron's loss from continuing operations in the first quarter of 2004 was $16.0 million, or $.47 per share, compared to a loss of $7.6 million, or $.23 per share, in 2003. The loss for 2004 includes refinancing costs of $6.4 million and restructuring costs of $1.1 million, in both cases, with no tax benefit. The amount for 2003 includes after-tax restructuring costs of $4.8 million.

Discontinued Operations
      In 2004, the loss from discontinued operations represents the operating results of Milacron's grinding wheels business. In 2003, the loss from discontinued operations includes the grinding wheels business as well as the round metalcutting tools business. The divestiture of the round tools business was completed in the third quarter of 2003 and the grinding wheels business was sold on April 30, 2004.

Net Loss
      Including refinancing costs, restructuring costs and the results of discontinued operations, Milacron had a net loss of $16.6 million, or $.49 per share, in the first quarter of 2004. In the first quarter of 2003, Milacron had a net loss including restructuring costs and discontinued operations of $8.3 million, or $.25 per share.

Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding Milacron's segment operating earnings (loss) including these amounts.

Machinery Technologies — North America Operating Results

	Three Months Ended March 31,

(In millions)	2004	2003

Segment operating earnings (loss) as reported	$(.6)	$2.1
Restructuring costs	(.8)	(2.8)

Adjusted operating loss	$(1.4)	$(.7)

Machinery Technologies — Europe Operating Results

	Three Months Ended March 31,

(In millions)	2004	2003

Segment operating earnings (loss) as reported	$1.1	$(.7)
Restructuring costs	(.1)	(2.2)

Adjusted operating earnings (loss)	$1.0	$(2.9)

Mold Technologies Operating Results

	Three Months Ended March 31,

(In millions)	2004	2003

Segment operating earnings as reported	$1.4	$.3
Restructuring costs	(.2)	(1.0)

Adjusted operating earnings (loss)	$1.2	$(.7)

      The industrial fluids segment had no restructuring costs in the first quarters of 2004 and 2003.

Market Risk

Foreign Currency Exchange Rate Risk
      Milacron uses foreign currency forward exchange contracts to hedge its exposure to adverse changes in foreign currency exchange rates related to firm commitments arising from international transactions. The company does not hold or issue derivative instruments for trading purposes. At March 31, 2004, Milacron had outstanding forward contracts totaling $2.0 million. Forward contracts totaled $4.7 million at December 31, 2003, and $3.8 million at March 31, 2003. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on Milacron's foreign exchange contracts at December 31, 2003 or March 31, 2003 would not materially affect Milacron's consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At March 31, 2004, Milacron had fixed interest rate debt of $254 million, including $103 million related to the transactions entered into on March 12, 2004 and €115 million ($139.4 million) of 7 5/8% Eurobonds due April 6, 2005. We also had floating rate debt totaling $94 million, with interest fluctuating based primarily on changes in LIBOR. At March 31, 2003 and December 31, 2003, fixed rate debt totaled $251 million and $270 million, respectively, and floating rate debt totaled $53 million as of both dates. During 2003 and through March 12, 2004, we also had the ability to sell accounts receivable under our accounts receivable purchase agreement which resulted in financing fees that fluctuated based on changes in commercial paper rates. As a result, annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. The potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable
      Certain of Milacron's non-U.S. subsidiaries sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At March 31, 2004 and December 31, 2003, the gross amount of receivables sold totaled $7.2 million and $3.8 million, respectively. The average amount sold during 2003 was approximately $5 million. Financing fees related to these arrangements were not material.

Sales of Notes and Guarantees
      Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, Milacron guarantees the repayment of all or a portion of notes payable from its customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At March 31, 2004 and December 31, 2003, our maximum exposure under these guarantees totaled $8.2 million and $11.6 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

      Milacron's contractual obligations for the remainder of 2004 and beyond are shown in the table that follows. At March 31, 2004, obligations under operating leases are not significantly different from the amounts reported in Milacron's Form 10-K for the year ended December 31, 2003.

Contractual Obligations

(In millions)	Total	2004	2005- 2006	2007- 2008	Beyond 2008

Revolving A credit facility due 2005	$7.5	$—	$7.5	$—	$—
Term loan B facility due 2005	75.0	—	75.0	—	—
20% Secured Step-Up Series A Notes due 2007 (a)	30.0	—	—	30.0	—
20% Secured Step-Up Series B Notes due 2007	70.0	—	—	70.0	—
7 5/8% Eurobonds due 2005 (b)	139.4	—	139.4	—	—
Other long-term debt	6.0	.6	4.6	.5	.3
Capital lease obligatinos	16.6	1.2	3.7	4.2	7.5
Other long-term liabilities (c)
Pension plan constributions	41.8	3.1	5.4	30.2	3.1
Unfunded pension benefits (d)	77.9	2.2	5.8	6.2	63.7
Postretirement medical benefits	47.9	2.3	5.2	4.7	35.7
Insurance reserves	22.5	5.4	5.8	4.2	7.1

Total	$534.6	$14.8	$252.4	$150.0	$117.4

(a)	On April 15, 2004, the 20% Secured Step-Up Series A Notes due 2007 were converted at the option of the holders into 15.0 million common shares of the company.
(b)	On April 27, 2004, we commenced a cash tender offer to repurchase all of the €115 million ($139.4 million) of 7 5/8% Eurobonds due 2005.
(c)	Milacron is required to make contributions to its defined benefit pension plan for certain U.S. employees later in 2004. The amounts shown above are estimates based on the current funded status of the plan. The amounts of actual contributions can be expected to vary based on factors such as returns on plan assets, changes in the plan's discount rate and actuarial gains and losses. The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are also estimates and actual annual payments related to these obligations can be expected to differ from the amounts shown.
(d)	Represents liabilities related to unfunded pension plans in U.S. and Germany.

      The above table excludes the contingent liabilities of up to $15.4 million related to sales of receivables and loan guarantees that are discussed above.

Liquidity and Sources of Capital
      At March 31, 2004, Milacron had cash and cash equivalents of $62.0 million, a decrease of $30.8 million from December 31, 2003. The decrease was due principally to the repayment of debt and other obligations in connection with the refinancing transactions entered into on March 12, 2004. Of the $62.0 million of cash, a substantial amount was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions. Approximately $6 million of the non-U.S. cash was being utilized to collateralize sales of certain non-U.S. receivables.

      Operating activities used $42 million of cash in the first quarter of 2004 compared to $5 million of cash used in 2003. The amount for 2004 includes a $33 million use of cash related to the termination and repayment of our receivables purchase agreement and $3 million of costs incurred in pursuing alternatives to the refinancing actions that are discussed below. Excluding these amounts, operating activities used $6 million of cash in 2004. The $5 million use of cash in 2003 resulted principally from reductions in trade payables and certain other liabilities and from a modest increase in inventories due to the relocation of certain manufacturing operations and work schedule adjustments.

      In the first quarter of 2004, investing activities resulted in a $1 million use of cash - largely for capital expenditures - compared to a $32 million use of cash in 2003. The amount for 2003 includes $24 million for post-closing adjustments related to 2002 divestitures and $7 million to increase the company's ownership interest in two affiliates to 100%.

      In the first quarter of 2004, financing activities provided $17 million of cash. In the comparable period of 2003, financing activities used $3 million of cash due to repayments of borrowings under lines of credit. The amount for 2004 reflects $183 million of proceeds from the refinancing transactions entered into on March 12, 2004 (as described below) partially offset by $157 million for the repayment of the 8 3/8% Notes due March 15, 2004 and the revolving credit facility that matured on March 15, 2004 and by $8 million of debt issuance costs related to the new financing arrangements.

      Milacron's current ratio related to continuing operations was 1.0 at March 31, 2004 compared to 1.0 at December 31, 2003 and 1.1 at March 31, 2003.

      Total debt was $348 million at March 31, 2004 compared to $323 million at December 31, 2003. The increase is due principally to the repayment of the off-balance sheet receivables purchase agreement. The repayment was financed through the issuance of new debt.

      Total shareholders' equity was a negative $43 million at March 31, 2004, a decrease of $9 million from December 31, 2003.

      On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of Milacron's new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. On April 15, 2004, the $30 million of Series A Notes, which initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum, were converted into 15.0 million shares of the company's common stock at a conversion price of $2.00 per share. The $70 million of Series B Notes continue to bear a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The common stock into which the Series A Note were converted and the Series B Notes are exchangeable for a new series of Milacron's convertible preferred stock with a cumulative dividend rate of 6%. Upon receipt of shareholder approval of both (i) the authorization of additional shares of our common stock and (ii) the issuance of the new series of convertible preferred stock, the interest rate applicable to both the Series A Notes and the Series B Notes will be retroactively reset to 6% per annum from the date of issuance, payable in cash. Following receipt of shareholder approval and as soon as a condition requiring the execution of a refinancing of the €115 million of 7 5/8% Eurobonds due in April, 2005 is satisfied or waived, all Series B Notes and the common stock into which the Series A Notes were converted will be exchanged for shares of the new series of convertible preferred stock. A cash tender offer to repurchase all of the 7 5/8% Eurobonds was commenced on April 27, 2004. If shareholder approval is not obtained on or before July 29, 2004, the Series B Notes will be in default and will remain outstanding until March 15, 2007 with an initial interest rate of 20% from the date of issuance increasing to 24% over time and the common stock into which the Series A Notes were converted will be exchanged for shares of the company's currently authorized, but unissued, serial preference stock with a 24% cumulative dividend rate.

      Following the exchange of the common stock into which the Series A Notes were converted and the Series B Notes for convertible preferred stock, the holders of the convertible preferred stock will collectively own between approximately 40% and 60% of Milacron's fully diluted equity (on an as-converted basis), depending on whether Milacron exercises an option to redeem a portion of the convertible preferred stock with the proceeds from a rights offering to its existing shareholders. After seven years, the convertible preferred stock would automatically be converted into common stock at a conversion price of $2.00 per share but may be converted prior to that time at the option of the holders. The conversion price would be subject to reset to $1.75 per share at the end of the second quarter of 2005 if a test based on Milacron's financial performance for 2004 is not satisfied. In addition, as part of the transaction we have agreed to issue to holders of the convertible preferred stock contingent warrants to purchase an aggregate of one million shares of our common stock, subject to receiving shareholder approval to increase its authorized common stock, which contingent warrants will be exercisable only if a test based on Milacron's financial performance for 2005 is not satisfied. Assuming that Milacron does not conduct a rights offering to its existing shareholders, and both the conversion price of the convertible preferred stock is reset to $1.75 and the contingent warrants are exercised, the holders of the convertible preferred stock would own approximately 62.5% of Milacron's fully diluted equity (on an as-converted basis).

      The conversion of the Series A Notes into newly issued common stock and the future exchange of such common stock and the Series B Notes for convertible preferred stock will very likely trigger an "ownership change" for U.S. federal income tax purposes. As a consequence of an ownership change, it is possible that the timing of Milacron's utilization of tax loss carryforwards and other tax attributes could be substantially delayed. This delay could increase income tax expense and decrease available cash in future years.

      If we do not obtain shareholder approval of both the authorization of additional shares of our common stock and the issuance of the new series of convertible preferred stock convertible into such common stock on or before July 29, 2004, our liquidity will be materially impaired as the Series B Notes will go into default and the interest rates thereon will become significantly higher. If shareholder approval has not been obtained on or before July 29, 2004, the interest accrued between issuance and conversion on the Series A Notes and on the Series B Notes will no longer be eligible for retroactive reset to 6%. Instead, interest will be payable in arrears (a) on September 15, 2004 in cash at a rate of 20% per annum on the Series A Notes and in cash at a rate of 12% per annum and in additional Series B Notes at a rate of 8% per annum on the Series B Notes, (b) on March 15, 2005 in cash at a rate of 16% per annum and in additional Series B Notes at a rate of 8% per annum on the Series B Notes, (c) on September 15, 2005 in cash at a rate of 20% per annum and in additional Series B Notes at a rate of 4% per annum on the Series B Notes and (d) on March 15, 2006, and through to maturity on March 15, 2007, in cash at a rate of 24% per annum on the Series B Notes.

      On March 12, 2004, Milacron also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. At closing, extensions of credit under the facility in an aggregate amount of $84 million were utilized to repay and terminate Milacron's existing revolving credit facility and its existing receivables purchase program.

      The new credit facility consists of a $65 million revolving A facility, with a $25 million subfacility for letters of credit, and a $75 million term loan B facility. Milacron and certain of its wholly owned U.S. subsidiaries are joint and several borrowers under the credit facility, and the entire credit facility is secured by first priority liens, subject to permitted liens, on substantially all of Milacron's assets and substantially all of the assets of its U.S. subsidiaries and includes pledges of stock of various wholly-owned U.S. subsidiaries and certain foreign subsidiaries.

      Availability under the revolving A facility is limited by a borrowing base calculated based upon specified percentages of eligible U.S. accounts receivable and inventory, a $10 million minimum availability covenant (resulting in aggregate availability of no more than $55 million) and other reserve requirements. The credit facility provides for up to $5 million of accounts receivable of Milacron's wholly-owned Canadian subsidiaries to be added to the borrowing base of the revolving A facility, subject to certain conditions precedent, including, among other things, (a) the grant of first priority liens, subject to permitted liens, on all or substantially all of the personal property of Milacron's wholly-owned Canadian subsidiaries, (b) receipt by the administrative agent of guarantees by each of Milacron's wholly-owned Canadian subsidiaries and (c) pledges of 100% of the stock of each of Milacron's wholly owned Canadian subsidiaries. In addition, the borrowing base is subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable discretion, any of which could reduce Milacron's borrowing availability under the revolving A facility at any time. At March 31, 2004, additional availability under the revolving A facility was approximately $35 million after taking into account the minimum availability and existing reserve requirements.

      Subject to certain limited exceptions, all proceeds of Milacron's U.S. accounts receivable and other U.S. collateral may, at the discretion of the administrative agent for the lenders, become subject to a daily cash "sweep." Under the terms of the credit facility, these proceeds are deposited in lockbox accounts under the control of the administrative agent and then transferred to blocked accounts under the control of the administrative agent. If the "sweep" is activated, each business day, the funds in the blocked accounts will be applied to pay down any outstanding borrowings under the revolving A facility. As a result, Milacron's liquidity would likely be dependent on its ability to continue to make borrowings under the credit facility. If Milacron is unable to satisfy the conditions to borrowing under the credit facility, which include, among other things, conditions related to the continued accuracy of its representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants), or any material adverse change in its business or financial condition, without a waiver we would lose access to this important source of liquidity and our financial condition would be materially impaired.

      Milacron has the ability to prepay the revolving A facility, in whole or in part, at any time without penalty. Milacron has the ability to prepay the term loan B facility at any time as follows: (i) in whole, to the extent concurrently therewith or prior thereto all revolving A loans have been repaid in full and all commitments under the revolving A facility have been terminated, or (ii) in whole or in part, if availability under the revolving A facility exceeds $10 million and no event of default exists. Prepayments of term loan B loans permanently reduce Milacron's availability under the credit facility. Milacron is also required to make prepayments in connection with, among other things, asset sales and casualty events and in connection with the issuance of debt or equity, tax refunds, proceeds from other "corporate events" and other extraordinary receipts. All optional and mandatory prepayments of the term loan B facility are subject to a 2% prepayment fee on the principal amount prepaid. Additionally, there are limitations placed on the amounts that can be paid to the holders of the 7 5/8% Eurobonds due April 2005 without causing a prepayment event.

      The credit facility includes a number of affirmative and negative covenants, including, but not limited to, negative covenants limiting Milacron's ability and the ability of its subsidiaries to incur additional debt, incur liens, make capital expenditures, issue or sell capital stock and make restricted payments (including a prohibition on the ability to make cash interest or dividend payments on debt or equity securities issued pursuant to the terms of the definitive agreement we entered into on March 12, 2004 with Mizuho International plc and Glencore Finance AG, unless availability under the revolving A facility exceeds $25 million before taking into account minimum availability requirements). The credit facility also includes a financial covenant that requires Milacron to achieve specified minimum levels of monthly cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude certain restructuring costs and certain other items, each as specified in the financing agreement.

      The credit facility is subject to various events of default, including an event of default if Milacron does not obtain shareholder approval of both the authorization of additional shares of its common stock and the issuance of a new series of convertible preferred stock convertible into such common stock on or before July 29, 2004.

      Borrowings under the credit facility bear interest, at Milacron's option, based upon either (i) a LIBOR rate plus the applicable margin (as defined below) or (ii) a reference rate plus the applicable margin (as defined below). The "applicable margin," with respect to revolver A LIBOR loans, is 3.25% per annum, and with respect to revolver A reference rate loans, is 1.5% per annum. The "applicable margin," with respect to term loan B LIBOR loans, is 10.5% per annum, and with respect to term loan B reference rate loans, is 8.00% per annum. In no event will the interest rate of (a) revolver A LIBOR loans be less than 4.75% and (b) revolver A reference rate loans be less than 5.5%. In no event will the interest rate of term loan B LIBOR loans or term loan B reference rate loans be less than 12%.

      On March 31, 2004, the financing agreement with Credit Suisse First Boston was amended and restated to clarify certain provisions and add Canadian collateral and borrowers.

      On April 26, 2004, we announced our intention to refinance the $75 million Credit Suisse First Boston term B loan and the €115 million 7 5/8% Eurobonds due 2005. On April 27, 2004, we announced a cash tender offer for the Eurobonds. On April 26, 2004, we announced our intention to refinance the term B loan. On April 27, 2004, we signed a commitment letter to replace the revolving A loan with a similar asset-based facility with a different lender. The new facility is expected to consist of a revolving line of credit in a maximum amount of up to $75 million (including up to $25 million for letters of credit) and mature four years from the closing date. Availability under the facility is expected to be limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and inventory and subject to other conditions and limitations. The new facility is expected to include various financial and other covenants which will, among other things, limit the company's ability to pay dividends, incur additional indebtedness, make capital expenditures and require the company to maintain a minimum level of cumulative consolidated EBITDA. Borrowings under the facility are expected to bear interest based on current short-term borrowing rates plus an applicable margin.

      At March 31, 2004, Milacron had other lines of credit with various U.S. and non-U.S. banks totaling approximately $35 million.

      Milacron's debt and credit are rated by Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On February 12, 2004, S&P announced it had lowered Milacron's corporate credit rating to CCC and its senior unsecured rating to CCC-. These ratings were reaffirmed on April 28, 2004 but the outlook was changed to "CreditWatch Positive." S&P also announced that it would raise Milacron's rating to B- with a "positive" outlook if the 7 5/8% Eurobonds and the Credit Suisse First Boston term B loan are repaid. On April 28, 2004, Moody's announced that it had reaffirmed Milacron's senior unsecured rating at Caa2 and its senior implied rating at Caa1 and changed its review classification from "review with possible downgrade" to "review with direction uncertain."

      None of the company's debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to the company in the future.

      Milacron expects to generate positive cash flow from operating activities during 2004, which will be partially offset by up to $15 to $17 million for capital expenditures. Assuming that we obtain the shareholder approval, we believe that Milacron's current cash position, cash flow from operations and available credit lines, including the new credit facilities entered into on March 12, 2004 described above, will be sufficient to meet the company's operating and capital requirements for 2004. However, if we do not obtain the required shareholder approval on or before July 29, 2004, our liquidity will be materially impaired as described more fully above.

Cautionary Statement
      Milacron wishes to caution readers about all of the forward-looking statements in the "Management's Discussion and Analysis" section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect Milacron's actual results in 2004 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

  obtaining shareholder approval of both the authorization of additional shares of common stock and the issuance of preferred stock convertible into such common stock in connection with the refinancing arrangements entered into on March 12, 2004;
  our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including the new senior secured credit facility;
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
  fluctuations in interest rates which affect the cost of borrowing;
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

32-33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The information required by Item 3 is included in Item 2 on page 27 of this Form 10-Q.

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

PART II Other Information

Item 1.  Legal Proceedings
       Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves, indemnity claims against a third party and insurance coverage sufficient to cover potential exposures.

       While, in the opinion of management, the liability resulting from these matters will not have a significant effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
	Exhibit (31)	—	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act
	Exhibit (32)	—	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
  The company filed a current report on Form 8-K dated February 11, 2004 containing information pursuant to Items 7 and 12 concerning the company's earnings release for the fourth quarter of 2003.
  The company filed a current report on Form 8-K dated March 1, 2004 containing information pursuant to Items 5 and 7 concerning an extension of its receivables purchase program and the liquidity facility related to that program.
  The company filed a current report on Form 8-K dated March 2, 2004 containing information pursuant to Items 5 and 7 concerning the election by the Audit Committee of the company's Board of Directors for the use of an exception to the New York Stock Exchange's shareholder approval policy for the issuance of stock.
  The company filed an amendment to a current report on Form 8-K/A dated March 2, 2004 containing information pursuant to Item 7 which corrected typographical errors in a previous Form 8-K.
  The company filed a current report on Form 8-K dated March 11, 2004 containing information pursuant to Items 5 and 7 concerning the company's discussions regarding potential restructuring solutions.
  The company filed a current report on Form 8-K dated March 11, 2004 containing information pursuant to Items 5 and 7 concerning a special meeting of its board of directors to consider refinancing proposals.
  The company filed a current report on Form 8-K dated March 12, 2004 containing information pursuant to Items 5 and 7 concerning a definitive agreement whereby Glencore Finance AG and Mizuho International plc would provide $100 million in new capital and Credit Suisse First Boston would provide a $140 million credit facility.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	May 10, 2004	By:	/s/Ross A. Anderson

Ross A. Anderson Controller

Date:	May 10, 2004	By:	/s/Robert P. Lienesch

Robert P. Lienesch Vice President - Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.			Page
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.

3.	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 17, 1998.
— Incorporated herein by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).

	3.2	By-Laws, as amended — Incorporated by reference to the company's Registration Statement on Form S-8 (Registration No. 333-70733).

4.	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	7 5/8% Guaranteed Bonds due 2005
— Fiscal Agency Agreement among Milacron Capital Holdings B.V., Milacron Inc.,
     Duetsche Bank AG London and Deutsche Bank Luxemburg S.A. dated April 6, 2000.
— Incorporated by reference to the company's Form 10-K for the fiscal year ended
     December 31, 2002.
— Subscription Agreement between ABN AMRO Bank N.V., Milacron Holdings B.V., and Milacron Inc. dated April 5, 2000.
— Incorporated by reference to the company's Form 10-K for the fiscal year ended
December 31, 2002.

4.2	Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant's total consolidated assets.

9.	Voting Trust Agreement — not applicable

10.	Material Contracts:

	10.1	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

	10.2	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

	10.3	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998

	10.4	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998

	10.5	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

	10.6	Milacron Compensation Deferral Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

10.7	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and
ChaseMellon Shareholder Services, L.L.C., as Rights Agent
— Incorporated by reference to the company's Registration Statement on Form 8-A (File No. 001-08485)

10.8	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial
Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc.
dated August 20, 1998.
— Incorporated by reference to the company's Form 8-K
dated October 2, 1998

10.9	Purchase and Sale Agreement between Johnson Controls, Inc.,
Hoover Universal, Inc. and Cincinnat Milacron Inc. dated August 3, 1998
— Incorporated by reference to the company's Form 8-K
dated September 30, 1998

	10.10	Milacron Supplemental Executive Pension Plan — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

10.11	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc.
and Reliance Trust Company
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

10.12	Milacron Supplemental Retirement Plan Trust Agreement by and between Milacron Inc.
and Reliance Trust Company
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999

	10.13	Stock Purchase Agreement, dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc. — Incorporated by reference to the company's Form 8-K dated May 3, 2002

	10.14	Stock Purchase Agreement, dated as of June 17, 2002 between Milacron Inc., and Sandvik BV — Incorporated by reference to the company's Form 8-K dated June 17, 2002

	10.15	Tier I Executive Severance Agreement with R. D. Brown — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003

	10.16	Tier II Executive Severance Agreement with R. P. Lienesch and H. C. O'Donnell — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003

	10.17	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch and H. C. O'Donnell — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003

	10.18	Award Letter re. Temporary Enhanced Severance Plan to R.D. Brown — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003

	10.19	Award Letter re. Temporary Enhanced Severance Plan to R.P. Lienesch — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003

	10.20	Award Letter re. Temporary Enhanced Severance Plan to H.C. O'Donnell — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003

10.21	Amended and restated Financing Agreement dated as of March 31, 2004 among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse
First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
— Incorporated by reference to the company's Form 8-K dated March 31, 2004

	10.22	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc — Incorporated by reference to the company's Form 8-K dated March 31, 2004

10.23	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc.,
Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

10.24	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among
Milacron Inc. and Mellon Investor Services LLC
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

	10.25	Cincinnati Milacron Inc. 1994 Long-Term Incentive Plan, as amended February 10, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

	10.26	Milacron Inc. 1997 Long-Term Incentive Plan, as amended February 10, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

	10.27	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 10, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

	10.28	Milacron Retirement Plan for Non-Employee Directors, as amended February 10, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

	10.29	Milacron Compensation Deferral Plan, as amended February 26, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

10.30	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R.P. Lienesch and
H. C. O'Donnell dated as of February 10, 2004
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003

11.	Statement Regarding Computation of Per-Share Earnings		41

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	42
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	43

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		44
99.	Additional Exhibits — not applicable

37-40