Form 10-Q
period 2004-06-30
MILACRON INC
filed 2004-08-09
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended June 30, 2004.

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 5, 2004: 35,770,067

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Operations Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions, except share and per-share amounts)	2004	2003	2004	2003

Sales	$191.7	$181.6	$380.6	$371.8
Cost of products sold	156.2	149.7	312.3	308.1
Cost of products sold related to restructuring	—	3.8	—	3.8

Total cost of products sold	156.2	153.5	312.3	311.9

Manufacturing margins	35.5	28.1	68.3	59.9
Other costs and expenses
Selling and administrative	30.8	34.3	61.7	64.5
Refinancing costs	14.6	—	21.0	—
Restructuring costs	1.7	2.5	2.8	8.5
Other expense - net	(.1)	1.6	1.3	2.3

Total other costs and expenses	47.0	38.4	86.8	75.3

Operating loss	(11.5)	(10.3)	(18.5)	(15.4)
Interest
Income	.5	.3	.9	1.1
Expense	(15.8)	(6.1)	(24.1)	(12.1)

Interest-net	(15.3)	(5.8)	(23.2)	(11.0)

Loss from continuing operations before income taxes	(26.8)	(16.1)	(41.7)	(26.4)
Provision for income taxes	1.1	72.2	2.2	69.5

Loss from continuing operations	(27.9)	(88.3)	(43.9)	(95.9)
Discontinued operations net of income taxes	.1	(3.0)	(.5)	(3.7)

Net loss	$(27.8)	$(91.3)	$(44.4)	$(99.6)

Loss per common share — basic and diluted
Continuing operations	$(.64)	$(2.63)	$(1.14)	$(2.86)
Discontinued operations	—	(.09)	(.01)	(.11)

Net loss	$(.64)	$(2.72)	$(1.15)	$(2.97)

Dividends per common share	$—	$.01	$—	$.02

Weighted-average common shares outstanding assuming dilution (in thousands)	43,429	33,608	38,671	33,588

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	June 30, 2004	Dec. 31, 2003

Assets
Current assets
Cash and cash equivalents	$42.0	$92.8
Notes and accounts receivable, less allowances of $12.6 in 2004 and $15.1 in 2003	124.7	93.8
Inventories
Raw materials	7.4	8.1
Work-in-process and finished parts	61.4	57.1
Finished products	61.2	67.1

Total inventories	130.0	132.3
Other current assets	51.0	45.2

Current assets of continuing operations	347.7	364.1
Assets of discontinued operations	—	7.2

Total current assets	347.7	371.3

Property, plant and equipment - net	131.4	140.8
Goodwill	83.1	83.8
Other noncurrent assets	116.1	115.6

Total assets	$678.3	$711.5

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Short-term borrowings	$1.1	$42.6
Long-term debt and capital lease obligations due within one year	5.6	117.3
Trade accounts payable	70.6	67.9
Advance billings and deposits	16.4	15.2
Accrued and other current liabilities	102.4	109.3

Current liabilities of continuing operations	196.1	352.3
Liabilities of discontinued operations	—	1.8

Total current liabilities	196.1	354.1

Long-term accrued liabilities	225.1	227.8
Long-term debt	236.2	163.5

Total liabilities	657.4	745.4
Commitments and contingencies	—	—
Shareholders' equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock	113.1	—
Common shares, $.01 par value in 2004 and $1.00 par value in 2003 (outstanding: 35.7 in 2004 and 34.8 in 2003)	.4	34.8
Capital in excess of par value	322.3	284.0
Contingent warrants	2.6	—
Accumulated deficit	(314.7)	(252.0)
Accumulated other comprehensive loss	(108.8)	(106.7)

Total shareholders' equity (deficit)	20.9	(33.9)

Total liabilities and shareholders' equity (deficit)	$678.3	$711.5

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders' Equity Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

4% Cumulative Preferred Shares
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of the period	—	—	—	—
Net proceeds from issuance	95.0	—	95.0	—
Beneficial conversion feature	18.1	—	18.1	—

Balance at end of period	113.1	—	113.1	—
Common shares
Balance at beginning of the period	325.8	317.6	318.8	317.3
Net restricted stock activity	2.9	—	3.1	.1
Reissuance of treasury shares	.5	.4	.7	.6
Beneficial conversion feature related to Series A Notes	—	—	6.6	—
Conversion of Series A Notes to common stock	28.1	—	28.1	—
Conversion of Series B Preferred Stock	(34.6)	—	(34.6)	—

Balance at end of period	322.7	318.0	322.7	318.0
Contingent warrants
Balance at beginning of the period	—	—	—	—
Issuance of contingent warrants	2.6	—	2.6	—

Balance at end of period	2.6	—	2.6	—
Accumulated deficit
Balance at beginning of the period	(268.6)	(68.2)	(252.0)	(59.5)
Net loss for the period	(27.8)	(91.3)	(44.4)	(99.6)
Dividends paid
4% Preferred shares	(.2)	(.1)	(.2)	(.1)
Common shares	—	(.3)	—	(.7)
Beneficial conversion feature related to Series B Preferred Stock	(18.1)	—	(18.1)	—

Balance at end of period	(314.7)	(159.9)	(314.7)	(159.9)
Accumulated other comprehensive income (loss)
Balance at beginning of the period	(106.6)	(126.2)	(106.7)	(129.8)
Foreign currency translation adjustment	(2.2)	5.4	(2.1)	9.1
Other	—	—	—	(.1)

Balance at end of period	(108.8)	(120.8)	(108.8)	(120.8)

Total shareholders' equity	$20.9	$43.3	$20.9	$43.3

Net loss for the period	$(27.8)	$(91.3)	$(44.4)	$(99.6)
Change in accumulated other comprehensive income (loss)	(2.2)	5.4	(2.1)	9.0

Total comprehensive loss	$(30.0)	$(85.9)	$(46.5)	$(90.6)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net loss	$(27.8)	$(91.3)	$(44.4)	$(99.6)
Operating activities providing (using) cash
Loss from discontinued operations	.7	3.0	1.3	3.7
Net gain on divestiture	(.8)	—	(.8)	—
Depreciation and amortization	5.1	5.6	10.4	11.3
Refinancing costs	14.6	—	21.0	—
Restructuring costs	1.7	6.3	2.8	12.3
Deferred income taxes	(.3)	70.7	.3	68.4
Working capital changes
Notes and accounts receivable	(1.6)	.5	(31.6)	1.9
Inventories	.8	10.4	.9	7.6
Other current assets	5.1	(.7)	(5.7)	7.9
Trade accounts payable	5.5	(13.7)	3.4	(13.1)
Other current liabilities	(8.6)	(9.0)	(8.7)	(19.4)
Decrease (increase) in other noncurrent assets	.6	(1.9)	1.8	(1.8)
Increase (decrease) in long-term accrued liabilities	.6	2.3	1.8	(2.5)
Other-net	.5	.5	1.4	1.0

Net cash used by operating activities	(3.9)	(17.3)	(46.1)	(22.3)
Investing activities cash flows
Capital expenditures	(1.4)	(1.7)	(2.9)	(3.0)
Net disposals of property, plant and equipment	(.1)	2.0	.2	2.3
Divestitures	8.0	—	8.0	(24.4)
Acquisitions	—	—	—	(6.5)

Net cash provided (used) by investing activities	6.5	.3	5.3	(31.6)
Financing activities cash flows
Issuance in long-term debt	219.8	—	219.8	—
Repayments of long-term debt	(145.2)	(.5)	(260.6)	(1.0)
Increase (decrease) in short-term borrowings	(82.1)	.7	58.3	(1.3)
Debt issuance costs	(13.6)	—	(21.9)	—
Dividends paid	(.2)	(.4)	(.2)	(.8)

Net cash provided (used) by financing activities	(21.3)	(.2)	(4.6)	(3.1)
Effect of exchange rate fluctuations on cash and cash equivalents	(.6)	3.5	(1.2)	7.0
Cash flows related to discontinued operations	(.7)	(1.4)	(4.2)	(5.1)

Decrease in cash and cash equivalents	(20.0)	(15.1)	(50.8)	(55.1)
Cash and cash equivalents at beginning of period	62.0	82.3	92.8	122.3

Cash and cash equivalents at end of period	$42.0	$67.2	$42.0	$67.2

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Basis of Presentation
      In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, including only normal recurring adjustments except for the matters discussed in the notes captioned "Discontinued Operations," "Refinancing Costs" and "Restructuring Costs," necessary to present fairly the company's financial position, results of operations and cash flows.

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

Stock-Based Compensation
      The company accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. Because all stock options outstanding under the company's 1997 Long-Term Incentive Plan (the 1997 Plan) and prior plans have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The table that follows illustrates on a pro forma basis the effect on net loss and loss per common share if the stock options granted from 1995 through 2003 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Pro Forma Loss

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions, except per-share amounts)	2004	2003	2004	2003

Net loss as reported	$(27.8)	$(91.3)	$(44.4)	$(99.6)
Effect on reported loss of accounting for stock options at fair value	(1.0)	(.1)	(1.2)	(.4)

Pro forma net loss	$(28.8)	$(91.4)	$(45.6)	$(100.0)

Loss per common share -
basic and diluted
As reported	$(.64)	$(2.72)	$(1.15)	$(2.97)

Pro forma	$(.66)	$(2.72)	$(1.18)	$(2.98)

      The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Plan which triggered the early vesting of all outstanding stock options. Accordingly, the pro forma net loss amounts for the second quarter of 2004 and for the six months ended June 30, 2004 include a charge of $.7 million in excess of the amount that would otherwise be reported to recognize all remaining compensation expense related to these stock options.

Discontinued Operations
      In the third quarter of 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold the Valenite, Widia and Werkö metalcutting tools businesses that had been included in its former metalworking technologies segment and initiated plans for the sale of the round metalcutting tools and grinding wheels businesses. The disposition of the round metalcutting tools businesses was completed in the third quarter of 2003 in two separate transactions that resulted in a combined after-tax loss of $6.9 million. The grinding wheels business was sold on April 30, 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of this business which was adjusted to $3.4 million in the second quarter of 2004 to reflect actual sale proceeds and sale-related costs.

      The round metalcutting tools and grinding wheels businesses are reported as discontinued operations in the Consolidated Condensed Financial Statements. Operating results for these businesses included in discontinued operations are presented in the following table.

Loss From Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Sales	$2.5	$15.8	$9.6	$32.4

Operating loss	(.5)	(2.1)	(.8)	(2.7)
Allocated interest expense	—	(.4)	(.1)	(.9)
Other allocated costs	(.2)	—	(.4)	(.1)

Loss before income taxes	(.7)	(2.5)	(1.3)	(3.7)
Provision for income taxes	—	.5	—	—

Loss from discontinued operations	$(.7)	$(3.0)	$(1.3)	$(3.7)

      As reflected in the preceding table, other allocated costs represent costs directly attributable to the discontinued businesses. Allocated interest expense includes interest on borrowings secured by assets of the businesses sold and an allocated portion of other consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

      The major classes of assets and liabilities of the discontinued grinding wheels business in the Consolidated Condensed Balance Sheet as of December 31, 2003 are as follows:

Assets and Liabilities of Discontinued Operations

Dec. 31,
(In millions)	2003

Notes and accounts receivable	$.4
Inventories	4.1
Other current assets	.2
Property, plant and equipment - net	2.5

Total assets	7.2

Trade accounts payable and other current liabilities	1.6
Long-term accrued liabilities	.2

Total liabilities	1.8

Net assets	$5.4

Refinancing Costs
      During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). The company's refinancing costs in the second quarter totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. The second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston credit facility.

Restructuring Costs
      During 2001, the company's management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company's existing European mold base and components business. These businesses are included in the mold technologies segment. The plan, which was substantially completed in 2003, involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe and the elimination of approximately 230 positions. The total cost of the plan was $11.0 million, of which $1.2 million was included in reserves for employee termination benefits that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.8 million was charged to expense, including $.6 million in the first two quarters of 2003. Of the total cost of the plan, $4.4 million related to employee termination costs, $2.5 million to facility exit costs and $4.1 million to other costs including $3.1 million to relocate employees, inventory and machinery. The cash cost of the integration will be approximately $9.5 million, of which $.1 million was spent in the first two quarters of both 2003 and 2004. Cash costs for the remainder of 2004 are expected to be approximately $.3 million. The non-cash costs of the integration related principally to the write-down of one of the closed facilities to its expected realizable value. As of June 30, 2004 reserves for employee termination benefits and facility exit costs totaled $1.4 million and related principally to supplemental retirement benefits that will be paid to certain former employees in Belgium on an annuity basis for the next several years.

      In November 2002, the company announced two restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies - North America segment. The relocations, which involved the elimination of 40 positions, are resulting in restructuring costs of $9.2 million, including $3.7 million in the first two quarters of 2003 and $1.5 million, principally to complete the move of the mold making operation, in the first half of 2004. An additional $.3 million is expected to be expensed in the second half of 2004. Of the total cost of $9.2 million, $1.5 million related to employee severance costs, $1.7 million to facility exit costs including adjustments of the carrying values of assets to be disposed of and plant closing costs, $1.9 million to inventory adjustments related to discontinued product lines and $4.1 million to other move-related costs including employee, inventory and machinery relocation. The cash cost of the relocations will be approximately $5.4 million, including $1.7 million for severance and termination benefits, $.3 million for plant clean up costs and $3.4 million for other costs, principally to relocate inventory and machinery. The non-cash costs of $3.8 million relate principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.

      In November 2002, the company also announced that the manufacture of special mold bases for injection molding at the mold technologies segment's Monterey Park, California plant would be phased out and transferred to various other facilities in North America. The closure of the facility resulted in the elimination of 12 positions and restructuring costs of $1.4 million, including $.9 million in 2002 and $.5 million in the first two quarters of 2003. The total cost includes $.1 million for employee termination costs, $.6 million to adjust the carrying values of assets to be sold and plant closure costs and $.8 million for the relocation of equipment and other moving costs. The net cash cost of the closure was $.2 million, which is net of $1.5 million of proceeds from the sale of the facility. The non-cash costs were not significant.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.0 million. A total of $4.6 million was charged to expense for the restructuring in the first two quarters of 2003. In the fourth quarter, $.6 million of excess reserves for termination benefits and inventory adjustments that had been recorded in the first half of the year were reversed. The restructuring involved the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy, which is included in the machinery technologies - Europe segment, and the elimination of approximately 35 positions. The final $4.0 million cost of the restructuring includes $3.3 million to adjust the carrying values of inventories for discontinued product lines to expected realizable values and $.7 million for severance and other termination benefits. The cash cost of the restructuring was $.9 million based on exchange rates in effect when the termination benefits were actually paid. The non-cash cost related almost entirely to the inventory adjustments discussed above.

      In the second quarter of 2003, the company initiated a plan to close the mold technologies segment's special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing operations to another facility. Certain other production was outsourced. The closure resulted in the elimination of approximately 60 positions and restructuring costs of $5.7 million, including $2.8 million to adjust the recorded value of the facility to expected realizable value, $2.3 million for severance and other termination benefits, $.4 million to relocate manufacturing equipment and $.2 million for plant clean up and other costs. The entire cost of the closure was recorded in 2003, including $2.8 million in the second quarter. The cash cost of this initiative was $2.7 million, of which $2.6 million - principally for severance-related costs - was spent in the second quarter. The non-cash costs of $3.0 million related principally to the write-down of the facility to expected realizable value.

      In the third quarter of 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production and warehousing (including the closure of one small facility and the downsizing of two others), closures of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.5 million to substantially complete them was expensed in the first two quarters of 2004. Of the total cost of the initiatives of $11.7 million, $3.7 million related to the machinery technologies - North America segment, $2.7 million to the machinery technologies - Europe segment and $5.3 million to the mold technologies segment. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company's defined benefit pension plan for U.S. employees, $6.9 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.1 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company's funding requirements in future years. The cash costs of the initiatives - including $6.9 million for severance and other termination benefits, $.3 million for lease termination and other facility exit costs and $1.0 million for other costs, are expected to total approximately $8.2 million. Of this amount, $3.4 million was spent in 2003 and another $3.8 million was spent in the first two quarters of 2004. Cash costs for the remainder of the year are expected to total approximately $1.0 million. The non-cash costs of the 2003 initiatives will be approximately $3.5 million and relate principally to early retirement benefits funded through the pension plan as discussed above. At June 30, 2004, reserves for the initiatives totaled $1.1 million which are expected to be fully utilized in the second half of the year.

      In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies - North America segment. These overhead reductions resulted in restructuring expense of $.8 million in the second quarter. An additional $.7 million is expected to be expensed in the second half of the year. Termination benefits will account for $1.4 million of the total cost. Cash costs are expected to total $1.5 million, of which $.1 million was spent in the second quarter. An additional $1.3 million is expected to be spent in the second half of 2004 with the remainder being spent in 2005. The actions will result in the elimination of approximately 60 positions, all by the end of the third quarter of 2004. Reserves for these initiatives totaled $.6 million as of June 30, 2004 and are expected to be fully utilized in the second half of 2004 and early in 2005.

      The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the second quarters of 2004 and 2003 and the six month periods ended June 30, 2004 and 2003.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Accruals for termination benefits and facility exit costs	$.7	$1.4	$.7	$3.6
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	—	3.8	—	3.8
Inventory and machinery relocation	—	.4	.5	1.1
Employee relocation and other move costs	.4	.2	.7	.4
Adjustments for assets to realizable values	.2	.1	.3	1.1
Severance and facility exit costs	.4	1.2	.6	1.9
Other	—	.4	.1	1.1
Reserve adjustments	—	(1.3)	(.1)	(1.3)

	1.7	6.2	2.8	11.7
Costs related to the EOC and Reform integration	—	.1	—	.6

Total restructuring costs	$1.7	$6.3	$2.8	$12.3

      Of the total restructuring costs for the second quarter of 2003 and for the six months ending June 30, 2003, $3.8 million relates to product line discontinuation. This amount is included in cost of products sold on the Consolidated Condensed Statements of Operations for these periods.

      As presented in the above table, the costs under the line captioned "Costs charged to expense as incurred" do not meet the conditions for accrual under accounting principles generally recognized in the U.S. and are therefore expensed when the related contractual liabilities are incurred. Accordingly, no reserves related to these costs are established.

      The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations.

Restructuring Reserves

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.2	$—	$(.1)	$1.1	$1.3	$—	$(.2)	$1.1
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.5	—	(.1)	1.4	1.6	—	(.2)	1.4

Restructuring costs
Termination benefits	2.5	.7	(1.3)	1.9	4.5	.7	(3.3)	1.9
Facility exit costs	.1	—	—	.1	.4	—	(.3)	.1

	2.6	.7	(1.3)	2.0	4.9	.7	(3.6)	2.0

Total reserves related to
continuing operations	$4.1	$.7	$(1.4)	$3.4	$6.5	$.7	$(3.8)	$3.4

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.5	$—	$(.1)	$1.4	$1.7	$—	$(.3)	$1.4

Restructuring costs
Termination benefits	3.2	1.4	(3.5)	1.1	3.1	3.6	(5.6)	1.1
Facility exit costs	.3	—	(.3)	—	.6	—	(.6)	—

	3.5	1.4	(3.8)	1.1	3.7	3.6	(6.2)	1.1

Total reserves related to
continuing operations	$5.0	$1.4	$(3.9)	$2.5	$5.4	$3.6	$(6.5)	$2.5

      Approximately $2.0 million of the $3.4 million of reserves related to restructuring actions is expected to be utilized in the second half of 2004. An additional $.5 million is expected to be spent in the first half of 2005. The remaining $.9 million represents supplemental retirement benefits for certain employees that will be paid at a rate of $.1 million for the next several years.

Retirement Benefit Plans
      The table that follows presents the components of pension expense and postretirement health care costs for the second quarters of 2004 and 2003 and the six month periods ended June 30, 2004 and 2003.

Pension Expense

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Service cost	$1.0	$1.1	$2.2	$2.4
Interest cost	8.4	8.2	16.7	16.9
Expected return on plan assets	(8.8)	(9.5)	(17.5)	(19.1)
Amortization of prior service cost	.2	.2	.4	.4
Amortization of unrecognized gains and losses	1.8	.8	3.6	1.6

Expense for the period	$2.6	$.8	$5.4	$2.2

Postretirement Healthcare Cost

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Service cost	$—	$—	$.1	$.1
Interest cost	.4	.4	.7	.7
Amortization of unrecognized gains and losses	(.1)	(.1)	(.1)	(.1)

Expense for the period	$.3	$.3	$.7	$.7

      The company expects to make contributions to the funded pension plan for certain U.S. employees totaling $4.2 million in 2004. Contributions will also be required in future years.

Income Taxes
      At December 31, 2003, the company had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $190 million, of which $17 million will expire at the end of 2007. The remaining $173 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $61 million at December 31, 2003 and valuation allowances totaling $51 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2003, Milacron had a U.S. federal net operating loss carryforward of $63 million of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Of the federal tax credit carryforwards, $6 million expire between 2008 and 2014 and $7 million have no expiration date. Approximately 40% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2018. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration beyond 2023.

      The conversion of the Series A Notes into common stock on April 15, 2004 and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 triggered an "ownership change" for U.S. federal income tax purposes (see Refinancing Transactions). As a consequence of the ownership change, the timing of the company's utilization of tax loss carryforwards and other tax attributes will be substantially delayed. This delay will increase income tax expense and decrease available cash in future years, although the amounts are dependent upon a number of future events and are therefore not determinable at this time.

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

      During the second half of 2003, U.S. deferred tax assets increased by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million. As of December 31, 2003, U.S. deferred tax assets net of deferred tax liabilities totaled $162 million and U.S. valuation allowances totaled $89 million. The company continued to rely on the availability of qualified tax planning strategies and tax carryforwards to conclude that valuation allowances are not required with respect to U.S. deferred tax assets totaling approximately $73 million at December 31, 2003. U.S. deferred tax assets and valuation allowances were both increased by an additional $7 million in the first two quarters of 2004.

      Management will continue to reassess its conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders' equity in the period of the change.

      Because of the factors discussed above, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the first half of 2004. However, results for the period include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a provision for income taxes of $2.2 million despite a pretax loss of $41.7 million. In the first half of 2003, the provision for income taxes was $69.5 million which includes the $71 million charge discussed above and provisions for income taxes in certain non-U.S. jurisdictions.

Receivables
      During all of 2003 and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which the company maintained a reserve for doubtful accounts sufficient to cover estimated expenses. At December 31, 2003, approximately $33 million of accounts receivable related to continuing operations had been sold under this arrangement. This amount is reported as a reduction of accounts receivable in the Consolidated Condensed Balance Sheet at that date. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities for the first quarter and first half of 2004 by $33 million.

      Certain of the company's non-U.S. subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At June 30, 2004 and December 31, 2003, the gross amounts of accounts receivable that had been sold under these arrangements totaled $3.9 million and $3.8 million, respectively. At June 30, 2004 and December 31, 2003, these amounts were partially collateralized with $3 million of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheets.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At June 30, 2004 and December 31, 2003, the company's maximum exposure under these arrangements totaled $8.2 million and $11.6 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment.

      Costs related to sales of notes receivable and to guarantees have not been material in the past.

Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $83.1 million and $83.8 million at June 30, 2004 and December 31, 2003, respectively. The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

14

Other Assets
      The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

(In millions)	June 30, 2004	Dec. 31, 2003

Deferred Income Taxes	$27.5	$27.9
Refundable Income Taxes	2.7	2.7
Other	20.8	14.6

	$51.0	$45.2

Other Noncurrent Assets

(In millions)	June 30, 2004	Dec. 31, 2003

Deferred income taxes net of valuation allowance	$70.2	$70.9
Intangible assets other than goodwill	5.8	6.5
Other	40.1	38.2

	$116.1	$115.6

Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

(In millions)	June 30, 2004	Dec. 31, 2003

Accrued salaries, wages and other compensation	$24.4	$20.9
Taxes payable other than income taxes	11.4	10.8
Reserves for post-closing adjustments and transaction costs on divestitures	11.0	11.8
Accrued and deferred income taxes	8.0	8.0
Other accrued expenses	47.6	57.8

	$102.4	$109.3

      The following table summarizes changes in the company's warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Balance at beginning of period	$7.3	$5.8	$8.1	$5.9
Accruals	1.3	.8	2.3	1.8
Payments	(1.1)	(.3)	(2.9)	(.3)
Warranty expirations	(.2)	(.5)	(.2)	(1.2)
Foreign currency translation adjustments	(.1)	.5	(.1)	.1

Balance at end of period	$7.2	$6.3	$7.2	$6.3

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	June 30, 2004	Dec. 31, 2003

Accrued pensions and other compensation	$37.1	$42.5
Minimum pension liability	107.7	104.3
Accrued postretirement health care benefits	30.1	31.2
Accrued and deferred income taxes	21.7	21.5
Self-insurance reserves (a)	19.2	18.8
Other	9.3	9.5

	$225.1	$227.8

(a)	As presented on the above table, self-insurance reserves at June 30, 2004 are shown net of expected recoveries from excess liability carriers of approximately $8 million.

Refinancing Transactions
      On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company's new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company's common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.

      On March 12, 2004, the company also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. This senior secured credit facility consisted of a $65 million revolving A facility and a $75 million term loan B facility. On March 12, 2004, extensions of credit under the facility in an aggregate amount of $84 million were utilized to repay and terminate the company's then-existing revolving credit facility (in addition to replacing or providing credit support for outstanding letters of credit) and its then-existing receivables purchase program. As discussed below, all borrowings under the Credit Suisse First Boston facility were repaid on June 10, 2004.

      On May 26, 2004, Milacron Escrow Corporation, a wholly-owned, direct subsidiary of the company created solely to issue notes and to merge with and into the company, issued $225 million in aggregate principal amount of 11 1/2% Senior Secured Notes due 2011 in a private placement. The proceeds of this issuance were initially placed in escrow. On June 10, 2004, the conditions for release of the proceeds from escrow were satisfied, including the consummation of the merger of Milacron Escrow Corporation with and into the company.

      On June 10, 2004, the common stock into which the Series A Notes were converted and the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of the company's convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, the company also entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.

      On June 10, 2004, the company applied the proceeds of the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under the asset based facility and approximately $10.3 million of cash on hand, to:

  purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.'s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;
  terminate and repay $19 million in amounts outstanding under the revolving A facility (the company also used $17.4 million in availability under the asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility);
  repay the $75 million term loan B facility; and
  pay transaction expenses.

      The conversion of the Series A Notes into common stock on April 15, 2004, and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004, triggered an "ownership change" for U.S. federal income tax purposes. As a consequence of the ownership change, timing of our utilization of tax loss carryforwards and other tax attributes will be substantially delayed. This delay will increase income tax expense and decrease available cash in future years, although the amounts are dependent upon a number of future events and are therefore not determinable at this time.

Short-Term Borrowings
      The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

(In millions)	June 30, 2004	Dec. 31, 2003

Asset based credit facility due 2008	$—	$—
Revolving credit facility due 2004	—	42.0
Borrowings under other lines of credit	1.1	.6

	$1.1	$42.6

      Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain relative rights under contracts, licenses and other general intangibles, subject to certain exceptions. The availability of loans under the facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory and is subject to other conditions and limitations, including an excess availability reserve (the minimum required availability) of $10 million.

      Pursuant to the terms of the asset based facility, the cash the company receives from collection of receivables is subject to an automatic "sweep" to repay any outstanding borrowings under the asset based facility on a daily basis. As a result, the company relies on borrowings under the asset based facility as the primary source of cash for use in its North American operations. The availability of borrowings under the asset based facility is subject to the borrowing base limitations, including the excess availability reserve, which may be adjusted from time to time by the administrative agent at its discretion, and the satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of the company's representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company's business or financial condition.

      The asset based facility contains for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the facility, to be tested quarterly. The EBITDA requirement for the third quarter of 2004 is $11.6 million and the cumulative fourth quarter requirement is $25.9 million. The facility also contains a limit on capital expenditures to be complied with on a quarterly basis beginning with the third quarter of 2004. Thereafter, the company will have to comply with a fixed charge coverage ratio to be tested quarterly.

      At June 30, 2004, $21.4 million of the asset based credit facility was utilized for outstanding letters of credit. The outstanding letters of credit include approximately $8 million of "back-to-back" letters of credit which have been terminated in July 2004 in support of letters of credit issued under prior credit agreements. There were no borrowings against the facility at June 30, 2004. Under the terms of the facility, the company's additional borrowing capacity at June 30, 2004 was approximately $26.9 million after taking into account then outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility would have been 4.8% had any amounts been borrowed. The facility includes a number of positive and negative covenants with which the company was in compliance at June 30, 2004.

      At June 30, 2004, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $28 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $15 million was available to the company under these lines under certain circumstances.

      During 2003 and through March 12, 2004, the company had a $65 million committed revolving credit facility with certain U.S. and non-U.S. banks. At December 31, 2003, $54 million was utilized, including borrowings of $42 million. All amounts borrowed under the facility were repaid using a portion of the proceeds of the refinancing transactions entered into on March 12, 2004 (see Refinancing Transactions).

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	June 30, 2004	Dec. 31, 2003

11 1/2% Senior Secured Notes due 2011	$219.8	$—
8 3/8% Notes due March, 2004	—	115.0
7 5/8% Eurobonds due April, 2005	—	142.6
Capital lease obligations	16.1	17.1
Other	5.9	6.1

	241.8	280.8
Less current maturities	(5.6)	(117.3)

	$236.2	$163.5

      On March 15, 2004, the 8 3/8% Notes were repaid using a portion of the proceeds of the refinancing transactions entered into on March 12, 2004. On June 10, 2004, the company repurchased €114,990,000 of the 7 5/8% Eurobonds due 2005 following the completion of a tender offer for these obligations (see Refinancing Transactions).

      The 11 1/2% Senior Secured Notes due 2011 are jointly and severally guaranteed on a senior secured basis by substantially all of the company's U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. The notes and guarantees are secured by a first priority security interest in certain of the company's U.S. assets other than those securing the asset based facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company's asset based credit facility on a first priority basis.

      Subject to a number of important limitations, exceptions and qualifications, the indenture governing the 11 1/2% Senior Secured Notes due 2011 contains covenants that limit the ability of the company and its restricted subsidiaries to incur additional indebtedness, create liens, engage in sale and leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.

      As presented in the above table, the value of the 11 1/2% Senior Secured Notes due 2011 is net of the unamortized portion of a $5.2 million discount at issuance. As a result of this discount, the effective interest rate for financial reporting purposes is approximately 12%.

Shareholders' Equity
      On April 15, 2004, the $30.0 million of Series A Notes issued to Glencore Finance AG and Mizuho International plc on March 12, 2004 (see Refinancing Transactions), were converted into 15.0 million common shares. The conversion involved the reissuance of approximately 4.6 million treasury shares and the issuance of approximately 10.4 million authorized but previously unissued common shares.

      On June 9, 2004, the company's shareholders, among other things, approved the following resolutions:

  an increase in the number of authorized common shares from 50.0 million to 165.0 million;
  a decrease in the par value of each common share from $1.00 per share to $.01 per share;
  the issuance of a new series of Series B Preferred Stock that is convertible into common shares; and
  the issuance of contingent warrants which will be exercisable to purchase additional shares of the company's common stock under certain circumstances.

      On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The 500,000 shares of Series B Preferred Stock are initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per share and have a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock. The initial conversion price will be reset to $1.75 per share of common stock at the end of the second quarter of 2005 if a test based on the company's financial performance for 2004 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $50 million in 2004. To the extent not previously converted to common shares at the option of the holders, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the 4% Preferred Stock, as discussed below.

      Except as otherwise required by law or by the company's certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company's shareholders, voting together with the holders of the company's common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. The holders of the Series B Preferred Stock, voting separately as a class, have the right to elect a number of directors to the company's board of directors in proportion to the percentage of fully diluted common stock represented by the outstanding Series B Preferred Stock (on an as-converted basis), rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one).

      As of June 30, 2004 Glencore Finance AG and Mizuho International plc collectively owned 100% of the Series B Preferred Stock which represents approximately 57% of the company's fully diluted common equity (on an as-converted basis). Glencore Finance AG has reported in a Schedule 13D amendment dated June 21, 2004 with the Securities and Exchange Commission (SEC) that it has sold an undivided 17.8% participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 7.2% of the company's outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the recorded holder of such shares. If the company redeems a portion of the shares of Series B Preferred Stock with the proceeds of a rights offering (as described below), Glencore Finance AG's and Mizuho International plc's collective holdings would represent approximately 40% of the company's outstanding equity, with Triage's participation interest in Glencore Finance AG's holdings representing approximately 5.0% of the company's outstanding common equity, in each case on an as-converted basis and assuming (I) no pay-in-kind dividends on the Series B Preferred Stock have been paid (ii) full subscription to the rights offering and (iii) the redemption of 150,000 shares of Series B Preferred Stock with the proceeds of the rights offering.

      The Series B Preferred Stock includes a beneficial conversion feature of approximately $18 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.00 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Condensed Balance Sheet at June 30, 2004, the $18 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock and has been applied as a direct increase of accumulated deficit.

      On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The contingent warrants are exercisable only if a test based on the company's financial performance for 2005 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $60 million in 2005. If the test is not satisfied, the contingent warrants will be exercisable until March 25, 2011. If the test based on financial performance is satisfied, the contingent warrants will immediately terminate and will not be exercisable.

      On June 25, 2004, as permitted by the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company filed a registration statement with the SEC for up to approximately 16.2 million additional common shares to be issued through a rights offering. Pursuant to the rights offering, the holders of shares of common stock (other than common stock received upon the conversion of Series B Preferred Stock) will be entitled to purchase .452 shares of common stock for each share held at the record date for $2.00 per full share. At its option, the company plans to (but is not required to) redeem up to 150,000 shares of Series B Preferred Stock at a price of $210.00 per share using the proceeds of the rights offering.

      In addition to the Series B Preferred Stock, at June 30, 2004 and December 31, 2003, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company's Certificate of Incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per annum. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless "consolidated net current assets," and "consolidated net tangible assets," in both cases as defined in the company's certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.

      The 4% Preferred stock may be redeemed at the company's election, by resolution of the board of directors, for a redemption price of $105 per share plus all accrued and unpaid dividends to the date of redemption. At meetings of shareholders of the company, each shareholder of 4% Preferred Stock is entitled to 24 votes for each share of 4% Preferred Stock held except that in the event that a default in dividends on the 4% Preferred Stock is deemed to have occurred, the holders of the 4% Preferred Stock, voting separately as a class, have the right at each shareholders' meeting thereafter (at which 35% of the 4% Preferred Stock is represented) to elect one-third of the members of the board of directors to be elected at that meeting. A default in preferred dividends would be deemed to have occurred if at any time dividends accrued or in arrears on the 4% Preferred Stock amounts to $4 per share or more.

      On June 11, 2004, the company issued 1,110,000 previously unissued common shares in the form of grants of restricted stock.

      In the first two quarters of 2004, a total of 164,302 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans. This reduction in treasury shares was more than offset by the cancellation of 432,132 restricted shares (including shares cancelled to cover withholding taxes) that were added to the treasury share balance in lieu of their cancellation. At June 30, 2004 the treasury share balance was 15,443,805, which includes the shares into which the Series A debt was converted which were subsequently exchanged for Series B Preferred Stock on June 10, 2004.

      In the first two quarters of 2003, a total of 144,741 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit plans. These reductions in treasury shares were partially offset by the cancellation of 82,943 restricted shares that had been granted in prior years.

Comprehensive Loss
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Net loss	$(27.8)	$(91.3)	$(44.4)	$(99.6)
Foreign currency translation adjustments	(2.2)	5.4	(2.1)	9.1
Change in fair value of foreign currency exchange contracts	—	—	—	(.1)

Total comprehensive loss	$(30.0)	$(85.9)	$(46.5)	$(90.6)

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	June 30, 2004	Dec. 31, 2003

Foreign currency translation adjustments	$(28.2)	$(26.1)
Minimum pension liability adjustment	(80.8)	(80.8)
Fair value of foreign currency exchange contracts	.2	.2

	$(108.8)	$(106.7)

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

      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves, indemnity claims and insurance coverage sufficient to cover potential exposures.

      While, in the opinion of management, the liability resulting from these matters will not have a material effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Organization
      The company has four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the "Organization" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results by segment for the second quarters of 2004 and 2003 and for the six month periods ended June 30, 2004 and 2003 are presented in the following tables.

21

Total Sales by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Plastics technologies
Machinery technologies — North America	$83.2	$74.7	$160.5	$163.0
Machinery technologies — Europe	42.4	38.9	84.9	73.9
Mold technologies	39.9	43.0	83.2	87.6
Eliminations (a)	(1.5)	(1.3)	(1.9)	(4.3)

Total plastics technologies	164.0	155.3	326.7	320.2
Industrial fluids	27.7	26.3	53.9	51.6

Total sales	$191.7	$181.6	$380.6	$371.8

(a)	Represents the elimination of sales between plastics technologies segments.

Customer Sales by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Plastics technologies
Machinery technologies — North America	$83.1	$74.3	$160.2	$162.0
Machinery technologies — Europe	41.0	38.0	83.3	70.6
Mold technologies	39.9	43.0	83.2	87.6

Total plastics technologies	164.0	155.3	326.7	320.2
Industrial fluids	27.7	26.3	53.9	51.6

Total sales	$191.7	$181.6	$380.6	$371.8

      Consistent with the company's internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Operating Information by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$3.4	$(1.6)	$2.8	$.5
Machinery technologies — Europe	1.3	(1.8)	2.4	(2.5)
Mold technologies	(.1)	.1	1.3	.4

Total plastics technologies	4.6	(3.3)	6.5	(1.6)
Industrial fluids	3.4	3.7	5.9	7.2
Refinancing costs	(14.6)	—	(21.0)	—
Restructuring costs (a)	(1.7)	(6.3)	(2.8)	(12.3)
Corporate expenses	(2.9)	(3.7)	(6.2)	(7.2)
Other unallocated expenses (b)	(.3)	(.7)	(.9)	(1.5)

Operating loss	(11.5)	(10.3)	(18.5)	(15.4)
Interest expense-net	(15.3)	(5.8)	(23.2)	(11.0)

Loss before income taxes	$(26.8)	$(16.1)	$(41.7)	$(26.4)

(a)
(b)

Earnings Per Common Share
      Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Weighted-average shares assuming dilution excludes the effects of convertible preferred stock and potentially dilutive restricted shares because their inclusion would result in a smaller loss per common share.

Subequent Event
      On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that will convert a portion of the fixed-rate interest on the $225 million of 11 1/2% Senior Secured Notes due 2011 into a floating rate obligation. The swap, which matures on November 15, 2008, is intended to achieve a target fixed and floating rate capital structure. The floating rate is calculated based on six-month LIBOR set in arrears.

Condensed Consoldating Financial Information
      On May 26, 2004, 11%1/2 Senior Secured Notes due 2011 were issued by Milacron Escrow Corporation, a wholly-owned, direct subsidiary of Milacron Inc. created solely to issue the Senior Secured Notes and to merge with and into Milacron Inc. The merger of Milacron Escrow Corporation with and into Milacron Inc. was completed on June 10, 2004. Also on June 10, 2004, the Senior Secured Notes were jointly, severally, fully and unconditionally guaranteed by the company's U.S. and Canadian restricted subsidiaries and by Milacron Capital Holdings B.V. Following are unaudited condensed consolidating financial statements of the company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Secured Notes. The following condensed consolidating financial statements present the balance sheet, statement of operations and cash flows of (i) Milacron In c. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of Milacron Inc., (iii) the nonguarantor subsidiaries of Milacron Inc., and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying unaudited consolidated condensed financial statements of the company.

23 - 24

Consolidating Statement of Operations

	Three Months Ended June 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$125.1	$72.6	$(6.0)	$191.7
Cost of products sold	2.2	103.8	56.2	(6.0)	156.2

Manufacturing Margins	(2.2)	21.3	16.4	—	35.5

Other costs and expenses
Selling and administrative	3.9	13.5	13.4	—	30.8
Refinancing costs	9.0	5.6	—	—	14.6
Restructuring costs	—	1.4	.3	—	1.7
Other - net	.3	(.6)	.2	—	(.1)

Total other costs and expenses	13.2	19.9	13.9	—	47.0

Operating earnings (loss)	(15.4)	1.4	2.5	—	(11.5)
Other non-operating expense (income)
Intercompany management fees	(3.0)	3.0	—	—	—
Intercompany interest	(2.1)	2.2	(.1)	—	—
Equity in (earnings) losses of subsidiaries	5.3	(17.2)	—	11.9	—

Total other non-operating expense (income)	.2	(12.0)	(.1)	11.9	—

Earnings (loss) from cotinuing operations before interest and income taxes	(15.6)	13.4	2.6	(11.9)	(11.5)
Interest expense - net	(13.0)	(2.2)	(.1)	—	(15.3)

Earnings (loss) from cotinuing operations before income taxes	(28.6)	11.2	2.5	(11.9)	(26.8)
Provision for income taxes	—	.2	.9	—	1.1

Earnings (loss) from cotinuing operations	(28.6)	11.0	1.6	(11.9)	(27.9)
Discontinued operations - net of income taxes	.8	(.7)	—	—	.1

Net earnings (loss)	$(27.8)	$10.3	$1.6	$(11.9)	$(27.8)

Consolidating Statement of Operations

	Six Months Ended June 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$242.6	$148.9	$(10.9)	$380.6
Cost of products sold	4.0	203.2	116.0	(10.9)	312.3

Manufacturing Margins	(4.0)	39.4	32.9	—	68.3

Other costs and expenses
Selling and administrative	8.0	25.9	27.8	—	61.7
Refinancing costs	15.4	5.6	—	—	21.0
Restructuring costs	—	2.2	.6	—	2.8
Other - net	.9	.2	.2	—	1.3

Total other costs and expenses	24.3	33.9	28.6	—	86.8

Operating earnings (loss)	(28.3)	5.5	4.3	—	(18.5)
Other non-operating expense (income)
Intercompany management fees	(6.0)	6.0	—	—	—
Intercompany interest	(3.3)	3.7	(.4)	—	—
Equity in (earnings) losses of subsidiaries	8.1	(11.4)	—	3.3	—

Total other non-operating expense (income)	(1.2)	(1.7)	(.4)	3.3	—

Earnings (loss) from cotinuing operations before interest and income taxes	(27.1)	7.2	4.7	(3.3)	(18.5)
Interest expense - net	(18.1)	(4.9)	(.2)	—	(23.2)

Earnings (loss) from cotinuing operations before income taxes	(45.2)	2.3	4.5	(3.3)	(41.7)
Provision for income taxes	—	.3	1.9	—	2.2

Earnings (loss) from cotinuing operations	(45.2)	2.0	2.6	(3.3)	(43.9)
Discontinued operations - net of income taxes	.8	(1.3)	—	—	(.5)

Net earnings (loss)	$(44.4)	$.7	$2.6	$(3.3)	$(44.4)

Consolidating Statement of Operations

	Three Months Ended June 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$117.5	$69.3	$(5.2)	$181.6
Cost of products sold	(.6)	99.7	55.8	(5.2)	149.7
Cost of products sold related to restructuring	—	—	3.8	—	3.8

Total cost of products sold	(.6)	99.7	59.6	(5.2)	153.5

Manufacturing Margins	.6	17.8	9.7	—	28.1

Other costs and expenses
Selling and administrative	3.8	15.1	15.4	—	34.3
Restructuring costs	.1	.8	1.6	—	2.5
Other - net	1.1	.8	(.3)	—	1.6

Total other costs and expenses	5.0	16.7	16.7	—	38.4

Operating earnings (loss)	(4.4)	1.1	(7.0)	—	(10.3)
Other non-operating expense (income)
Intercompany management fees	(3.4)	3.4	—	—	—
Intercompany interest	(1.4)	1.7	(.3)	—	—
Equity in (earnings) losses of subsidiaries	17.1	(10.1)	—	(7.0)	—

Total other non-operating expense (income)	12.3	(5.0)	(.3)	(7.0)	—

Earnings (loss) from cotinuing operations before interest and income taxes	(16.7)	6.1	(6.7)	7.0	(10.3)
Interest expense - net	(3.4)	(2.1)	(.3)	—	(5.8)

Earnings (loss) from cotinuing operations before income taxes	(20.1)	4.0	(7.0)	7.0	(16.1)
Provision for income taxes	71.2	.4	.6	—	72.2

Earnings (loss) from cotinuing operations	(91.3)	3.6	(7.6)	7.0	(88.3)
Discontinued operations - net of income taxes	—	(3.0)	—	—	(3.0)

Net earnings (loss)	$(91.3)	$.6	$(7.6)	$7.0	$(91.3)

Consolidating Statement of Operations

	Six Months Ended June 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$248.0	$136.5	$(11.7)	$371.8
Cost of products sold	(.6)	211.0	109.4	(11.7)	308.1
Cost of products sold related to restructuring	—	—	3.8	—	3.8

Total cost of products sold	(.6)	211.0	113.2	(11.7)	311.9

Manufacturing Margins	.6	37.0	22.3	—	59.9

Other costs and expenses
Selling and administrative	7.8	28.6	28.1	—	64.5
Restructuring costs	.4	3.8	4.3	—	8.5
Other - net	1.5	1.4	(.6)	—	2.3

Total other costs and expenses	9.7	33.8	31.8	—	75.3

Operating earnings (loss)	(9.1)	3.2	(9.5)	—	(15.4)
Other non-operating expense (income)
Intercompany management fees	(6.8)	6.8	—	—	—
Intercompany interest	(2.9)	3.4	(.5)	—	—
Equity in (earnings) losses of subsidiaries	23.7	(59.9)	—	36.2	—

Total other non-operating expense (income)	14.0	(49.7)	(.5)	36.2	—

Earnings (loss) from cotinuing operations before interest and income taxes	(23.1)	52.9	(9.0	(36.2)	(15.4)
Interest expense - net	(6.3)	(4.6)	(.1)	—	(11.0)

Earnings (loss) from cotinuing operations before income taxes	(29.4)	48.3	(9.1)	(36.2)	(26.4)
Provision (benefit) for income taxes	70.2	(1.6)	.9	—	69.5

Earnings (loss) from cotinuing operations	(99.6)	49.9	(10.0)	(36.2)	(95.9)
Discontinued operations - net of income taxes	—	(3.7)	—	—	(3.7)

Net earnings (loss)	$(99.6)	$46.2	$(10.0)	$(36.2)	$(99.6)

Consolidating Balance Sheet

	June 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(3.1)	$10.6	$34.5	$—	$42.0
Notes and accounts receivable (excluding intercompany receivables)	1.9	65.9	56.9		124.7
Inventories	.9	70.7	58.4	—	130.0
Other current assets	21.6	9.0	20.4	—	51.0
Intercompany receivables (payables)	(320.6)	223.9	99.0	(2.3)	—

Total current assets	(299.3)	380.1	269.2	(2.3)	347.7

Property, plant and equipment - net	1.2	64.5	65.7	—	131.4
Goodwill	—	52.1	31.0	—	83.1
Investment in subsidiaries	300.9	177.7	(15.8)	(462.8)	—
Intercompany advances - net	433.9	(470.6)	36.7	—	—
Other noncurrent assets	35.3	73.5	7.3	—	116.1

Total assets	$472.0	$277.3	$394.1	$(465.1)	$678.3

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Borrowings under lines of credit	$—	$—	$1.1	$—	$1.1
Long-term debt and capital lease obligations due within one year	.9	—	4.7	—	5.6
Trade accounts payable	8.0	31.8	30.8	—	70.6
Advance billings and deposits	—	10.3	6.1	—	16.4
Accrued and other current liabilities	38.9	47.0	16.5	—	102.4

Total current liabilities	47.8	89.1	59.2	—	196.1

Long-term accrued liabilities	174.6	10.0	40.5	—	225.1
Long-term debt	228.7	—	7.5	—	236.2

Total liabilities	451.1	99.1	107.2	—	657.4

Shareholders' equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	113.1	—	—	—	113.1
Common shares	.4	25.4	12.8	(38.2)	.4
Capital in excess of par value	322.3	316.4	78.7	(395.1)	322.3
Contingent warrants	2.6	—	—	—	2.6
Reinvested earnings (deficit)	(314.7)	(142.8)	187.0	(44.2)	(314.7)
Accumulated other comprehensive income (loss)	(108.8)	(20.8)	8.4	12.4	(108.8)

Total shareholders' equity (deficit)	20.9	178.2	286.9	(465.1)	20.9

Total liabilities and shareholders' equity (deficit)	$472.0	$277.3	$394.1	$(465.1)	$678.3

Consolidating Balance Sheet

	December 31, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$26.7	$14.3	$51.8	$—	$92.8
Notes and accounts receivable (excluding intercompany receivables)	1.7	35.3	56.8	—	93.8
Inventories	—	72.6	59.7	—	132.3
Other current assets	13.9	11.0	20.3	—	45.2
Intercompany receivables (payables)	(325.4)	223.0	94.7	(2.3)	—

Current assets of continuing operations	(283.1)	366.2	283.3	(2.3)	364.1
Assets of discontinued operations	—	7.2	—	—	7.2

Total current assets	(283.1)	373.4	283.3	(2.3)	371.3

Property, plant and equipment - net	1.3	69.5	70.0	—	140.8
Goodwill	—	52.3	31.5	—	83.8
Investment in subsidiaries	300.5	197.9	(15.7)	(482.7)	—
Intercompany advances - net	297.8	(332.4)	34.6	—	—
Other noncurrent assets	32.7	72.9	10.0	—	115.6

Total assets	$349.2	$433.6	$413.7	$(485.0)	$711.5

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Short-term borrowings	$42.0	$—	$.6	$—	$42.6
Long-term debt and capital lease obligations due within one year	115.9	—	1.4	—	117.3
Trade accounts payable	2.6	31.9	33.4	—	67.9
Advance billings and deposits	—	9.6	5.6	—	15.2
Accrued and other current liabilities	35.5	55.5	18.3	—	109.3

Current liabilities of continuing operations	196.0	97.0	59.3	—	352.3
Liabilities of discontinued operations	—	1.8	—	—	1.8

Total current liabilities	196.0	98.8	59.3	—	354.1

Long-term accrued liabilities	177.8	10.3	39.7	—	227.8
Long-term debt	9.3	142.6	11.6	—	163.5

Total liabilities	383.1	251.7	110.6	—	745.4

Shareholders' equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
Common shares	34.8	34.4	12.8	(47.2)	34.8
Capital in excess of par value	284.0	294.1	78.2	(372.3)	284.0
Reinvested earnings (deficit)	(252.0)	(122.3)	200.3	(78.0)	(252.0)
Accumulated other comprehensive income (loss)	(106.7)	(24.3)	11.8	12.5	(106.7)

Total shareholders' equity (deficit)	(33.9)	181.9	303.1	(485.0)	(33.9)

Total liabilities and shareholders' equity (deficit)	$349.2	$433.6	$413.7	$(485.0)	$711.5

Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(27.8)	$10.3	$1.6	$(11.9)	$(27.8)
Operating activities providing (using) cash
Loss from discontinued operations	—	.7	—	—	.7
Net gain on divestitures	(.8)	—	—	—	(.8)
Depreciation	—	2.9	1.9	—	4.8
Amortization of intangibles	—	.3	—	—	.3
Refinancing costs	9.0	5.6	—	—	14.6
Restructuring costs	—	1.4	.3	—	1.7
Equity in (earnings) losses to subsidiaries	8.3	(1.6)	—	(6.7)	—
Distributions from equity subsidiaries	—	(3.0)	(15.6)	18.6	—
Deferred income taxes	(3.3)	3.2	(.2)	—	(.3)
Working capital changes
Notes and accounts receivable	.2	1.4	(3.2)	—	(1.6)
Inventories	(1.0)	1.5	.3	—	.8
Other curernt assets	1.9	2.8	.4	—	5.1
Trade accounts payable	.7	4.2	.6	—	5.5
Other current liabilities	3.9	(10.8)	(1.7)	—	(8.6)
Decrease in noncurrent assets	.3	.1	.2	—	.6
Increase (decrease) in long-term accrued liabilities	—	(.6)	1.2	—	.6
Other - net	8.7	(8.7)	.5	—	.5

Net cash provided (used) by operating activities	.1	9.7	(13.7)	(18.6)	(3.9)
Investing activities cash flows
Capital expenditures	—	(.7)	(.7)	—	(1.4)
Net disposal of property, plant and equipment	—	.1	(.2)	—	(.1)
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(.6)	(.9)	—	6.5
Financing activities cash flows
Dividends paid	(.2)	—	—	—	(.2)
Debt issuance cost	(13.6)	—	—	—	(13.6)
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(.2)	(144.7)	(.3)	—	(145.2)
Increase (decrease) in short-term borrowings	(82.5)	—	.4	—	(82.1)

Net cash provided (used) by financing activities	123.3	(144.7)	.1	18.6	(21.3)
Intercompany receivables and payables	14.7	(11.2)	(3.5)	—	—
Intercompany advances	(137.1)	137.0	.1	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	(.5)	—	(.6)
Cash flows related to discontinued operations	(8.3)	7.6	—	—	(.7)

Increase (decrease) in cash and cash equivalents	.7	(2.3)	(18.4)	—	(20.0)
Cash and cash equivalents at beginning of period	(3.8)	12.9	52.9	—	62.0

Cash and cash equivalents at end of period	$(3.1)	$10.6	$34.5	$—	$42.0

Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(44.4)	$.7	$2.6	$(3.3)	$(44.4)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	—	—	1.3
Net gain on divestitures	(.8)	—	—	—	(.8)
Depreciation	.1	5.8	3.9	—	9.8
Amortization of intangibles	—	.6	—	—	.6
Refinancing costs	15.4	5.6	—	—	21.0
Restructuring costs	—	2.2	.6	—	2.8
Equity in (earnings) losses of subsidiaries	14.0	4.2	—	(18.2)	—
Distributions from equity subsidiaries	—	(5.9)	(15.6)	21.5	—
Deferred income taxes	(3.3)	1.8	1.8	—	.3
Working capital changes
Notes and accounts receivable	—	(30.6)	(1.0)	—	(31.6)
Inventories	(1.0)	1.9	—	—	.9
Other curernt assets	(4.3)	(1.0)	(.4)	—	(5.7)
Trade accounts payable	5.4	—	(2.0)	—	3.4
Other current liabilities	.8	(9.3)	(.2)	—	(8.7)
Decrease other noncurrent assets	1.5	.2	.1	—	1.8
Increase (decrease) in long-term accrued liabilities	1.2	(.5)	1.1	—	1.8
Other - net	9.1	(8.0)	.3	—	1.4

Net cash provided (used) by operating activities	(6.3)	(31.0)	(8.8)	—	(46.1)
Investing activities cash flows
Capital expenditures	—	(1.7)	(1.2)	—	(2.9)
Net disposal of property, plant and equipment	—	.1	.1	—	.2
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(1.6)	(1.1)	—	5.3
Financing activities cash flows
Dividends paid	(.2)	—	—	—	(.2)
Debt issuance cost	(21.9)	—	—	—	(21.9)
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.4)	(144.7)	(.5)	—	(260.6)
Increase in short-term borrowings	57.9	—	.4	—	58.3

Net cash provided (used) by financing activities	140.2	(144.7)	(.1)	—	(4.6)
Intercompany receivables and payables	(27.3)	31.4	(4.1)	—	—
Intercompany advances	(136.1)	138.2	(2.1)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	(1.1)	—	(1.2)
Cash flows related to discontinued operations	(8.3)	4.1	—	—	(4.2)

Decrease in cash and cash equivalents	(29.8)	(3.7)	(17.3)	—	(50.8)
Cash and cash equivalents at beginning of period	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of period	$(3.1)	$10.6	$34.5	$—	$42.0

Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(91.3)	$.6	$(7.6)	$7.0	$(91.3)
Operating activities providing (using) cash
Loss from discontinued operations	—	3.0	—	—	3.0
Depreciation	.2	3.2	1.8	—	5.2
Amortization of intangibles	—	.4	—	—	.4
Restructuring costs	.1	.8	5.4	—	6.3
Equity in (earnings) losses of subsidiaries	20.3	(.6)	—	(19.7)	—
Distributions from equity subsidiaries	—	(3.2)	(9.5)	12.7	—
Deferred income taxes	70.9	—	(.2)	—	70.7
Working capital changes
Notes and accounts receivable	—	1.0	(.5)	—	.5
Inventories	—	5.2	5.2	—	10.4
Other curernt assets	(.8)	.7	(.6)	—	(.7)
Trade accounts payable	2.4	(14.1)	(2.0)	—	(13.7)
Other current liabilities	(1.5)	(8.7)	1.2	—	(9.0)
Increase in other noncurrent assets	(1.6)	—	(.3)	—	(1.9)
Increase (decrease) in long-term accrued liabilities	—	(.2)	2.5	—	2.3
Other - net	.2	.3	—	—	.5

Net cash provided (used) by operating activities	(1.1)	(11.6)	(4.6)	—	(17.3)
Investing activities cash flows
Capital expenditures	—	(1.3)	(.4)	—	(1.7)
Net disposal of property, plant and equipment	.5	1.4	.1	—	2.0

Net cash provided (used) by investing activities	.5	.1	(.3)	—	.3
Financing activities cash flows
Dividends paid	(.4)	—	—	—	(.4)
Repayments of long-term debt	(.2)	—	(.3)	—	(.5)
Increase in short-term borrowings	—	—	.7	—	.7

Net cash provided (used) by financing activities	(.6)	—	.4	—	(.2)
Intercompany receivables and payables	(3.2)	9.5	(6.3)	—	—
Intercompany advances	(3.8)	2.3	(1.5)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	3.3	—	3.5
Cash flows related to discontinued operations	—	(1.4)	—	—	(1.4)

Decrease in cash and cash equivalents	(8.2)	(.9)	(6.0)	—	(15.1)
Cash and cash equivalents at beginning of period	18.7	9.2	54.4	—	82.3

Cash and cash equivalents at end of period	$10.5	$8.3	$48.4	$—	$67.2

Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(99.6)	$46.2	$(10.0)	$(36.2)	$(99.6)
Operating activities providing (using) cash
Loss from discontinued operations	—	3.7	—	—	3.7
Depreciation	.3	6.6	3.7	—	10.6
Amortization of intangibles	—	.7	—	—	.7
Restructuring costs	.4	3.8	8.1	—	12.3
Equity in (earnings) losses of subsidiaries	30.1	(50.4)	—	20.3	—
Distributions in equity subsidiaries	—	(6.4)	(9.5)	15.9	—
Deferred income taxes	67.7	—	.7	—	68.4
Working capital changes
Notes and accounts receivable	.2	2.0	(.3)	—	1.9
Inventories	—	4.0	3.6	—	7.6
Other curernt assets	9.1	—	(1.2)	—	7.9
Trade accounts payable	.5	(13.3)	(.3)	—	(13.1)
Other current liabilities	(1.4)	(15.8)	(2.2)	—	(19.4)
Decrease (increase) in other noncurrent assets	(2.1)	.3	—	—	(1.8)
Decreasein long-term accrued liabilities	(.6)	(.2)	(1.7)	—	(2.5)
Other - net	.6	.5	(.1)	—	1.0

Net cash provided (used) by operating activities	5.2	(18.3)	(9.2)	—	(22.3)
Investing activities cash flows
Capital expenditures	—	(2.3)	(.7)	—	(3.0)
Net disposal of property, plant and equipment	.5	1.6	.2	—	2.3
Acquisitions	—	(2.9)	(3.6)	—	(6.5)
Divestitures	(24.4	—	—	—	(24.4)

Net cash provided (used) by investing activities	(23.9)	(3.6)	(4.1)	—	(31.6)
Financing activities cash flows
Dividends paid	(.8)	—	—	—	(.8)
Repayments of long-term debt	(.5)	—	(.5)	—	(1.0)
Decrease in shoart-term borrowings	—	—	(1.3)	—	(1.3)

Net cash provided (used) by financing activities	(1.3)	—	(1.8)	—	(3.1)
Intercompany receivables and payables	27.0	16.6	(43.6)	—	—
Intercompany advances	(17.9)	10.9	7.0	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.4	6.6	—	7.0
Cash flows related to discontinued operations	—	(5.1)	—	—	(5.1)

Increase (decrease) in cash and cash equivalents	(10.9)	.9	(45.1)	—	(55.1)
Cash and cash equivalents at beginning of period	21.4	7.4	93.5	—	122.3

Cash and cash equivalents at end of period	$10.5	$8.3	$48.4	$—	$67.2

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                  (Unaudited)

Executive Summary
      For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management's Discussion and Analysis section of our 2003 Annual Report on Form 10-K.

Refinancing
      Our most important accomplishment in the second quarter of 2004 was the establishment of a new long-term capital structure, which addressed, among other things, approximately $200 million of debt and other obligations that had been temporarily refinanced at the end of the first quarter. Specifically, on March 12, 2004, we had entered into an agreement with Glencore Finance AG and Mizuho International plc whereby they jointly provided us with $100 million in new capital in the form of exchangeable securities. This new capital, together with existing cash balances, was used to repay our outstanding $115 million in senior U.S. notes due March 15, 2004. In addition, to replace our maturing revolving credit agreement with our bank group, we successfully negotiated with Credit Suisse First Boston a new $140 million agreement consisting of a $65 million revolving facility and a $75 million term loan facility. At close, $84 million of this new facility was drawn to retire our previous revolving bank credit facility and to terminate our receivables purchase program. On April 15, 2004 Glencore and Mizuho converted $30 million of Series A Notes to 15 million shares of Milacron common stock.

      When we released our first quarter results on April 26, 2004, we also announced the second step in our plan to revitalize our capital structure: our intention to refinance the term loan with Credit Suisse First Boston and to retire € acility led by JPMorgan Chase Bank. Also on this day, we issued to Glencore and Mizuho $100 million of 6% convertible preferred stock in exchange for their 15 million shares of common stock and $70 million of Series B Notes.

Operating Results
      We posted a net loss of $27.8 million, or $.64 per share, in the second quarter of 2004 on sales of $192 million. The loss included $14.6 million in refinancing costs and $1.7 million in restructuring costs, as well as a one-time non-cash write-off that added $6.4 million to interest expense. The combined earnings of our operating segments totaled $8 million. New orders in the second quarter of 2004 were $200 million, up 5% over the second quarter of 2003 and up 7% over the first quarter of this year. It was the first time in over three years that quarterly new orders reached the $200 million mark. During the quarter, our backlog of unshipped orders grew to $98 million, 14% higher than at the end of the second quarter of 2003.

Outlook
      Our outlook for 2004 remains positive, as the manufacturing sector of the economy - in particular, plastics processing - continues to rebound. U.S. plastics processors' capacity utilization reached 83.7% in June, the highest level in almost four years. In the past, a capacity utilization rate of 84% or higher has generally triggered increases in new machine orders.

      In the second quarter, sales in our non-machinery businesses - plastics supplies, mold components and services, as well as industrial fluids - began to pick up in North America. While Western Europe showed slow growth, Eastern European markets continued expanding, and Asian markets, particularly China and India, maintained a very rapid pace. Our new business in these geographic areas reflects that growth, validating our strategy to increase our presence in developing markets.

      As demand continued to grow, we began to see some improvements in pricing for our products, which is helping to offset rising energy and raw material costs. Higher sales volumes in the second half of the year should also help us realize the full benefit of our recent restructuring actions and, coupled with better pricing, should enable us to return to profitability in the fourth quarter.

Presence Outside the U.S.
      In the first two quarters of 2004, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Canada and Mexico 7%; Asia 7%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first half of 2004, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2003. As a result, we experienced favorable currency translation effects on sales and new orders of approximately $14 million and $13 million, respectively. The effect on earnings was not significant.

      Between December 31, 2003 and June 30, 2004, the euro weakened against the U.S. dollar by approximately 2.5%. If the euro should weaken further against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

Significant Accounting Policies and Judgments

      The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts that are included therein. The "Management's Discussion and Analysis" section of our Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of certain accounting policies, estimates and judgmental matters that management believes are significant to the company's reported financial position and results of operations. Additional accounting policies are described in the "Summary of Significant Accounting Policies" note to the Consolidated Financial Statements included in our Form 10-K. Management regularly reviews its estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While management believes the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances
      At December 31, 2003, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2003, we had provided valuation allowances against some of the non-U.S. assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets - particularly those assets related to net operating loss carryforwards - are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, management considers its short-term and long-range internal operating plans, which are based on the current economic conditions in the countries in which Milacron operates, and the effect of potential economic changes on the company's various operations.

      At December 31, 2003, we had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $190 million, of which $17 million will expire at the end of 2007. The remaining $173 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $61 million at December 31, 2003 and valuation allowances totaling $51 million had been provided with respect to these assets as of that date. Management believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2003, we had a U.S. federal net operating loss carryforward of $63 million of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Of the federal tax credit carryforwards, $6 million expire between 2008 and 2014 and $7 million have no expiration date. Approximately 40% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2018. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration beyond 2023.

      The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 triggered an "ownership change" for U.S. federal income tax purposes. As a consequence of the ownership change, the timing of our utilization of tax loss carryforwards and other tax attributes will be substantially delayed. This delay will increase income tax expense and decrease available cash in future years, although the amounts are dependent upon a number of future events and are therefore not determinable at this time.

      At March 31, 2003, no valuation allowances had been provided with respect to the U.S. deferred tax assets based on a "more likely than not" assessment of whether they would be realized. This decision was based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. plastics industry. Higher sales and order levels in 2003 and beyond, combined with the significant reductions in our cost structure that have been achieved in recent years, were expected to result in improved operating results in relation to the losses incurred in 2001 and 2002.

      As of June 30, 2003, however, management determined that valuation allowances were required for at least a portion of the U.S. deferred tax assets. This conclusion was based on the expectation that a recovery in the U.S. plastics industry and our return to profitability in the U.S. would be delayed longer than originally expected. Due principally to this revised outlook for 2003, we recorded valuation allowances totaling $71 million in the second quarter.

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

      U.S. deferred tax assets and valuation allowances were both increased by an additional $7 million in the first half of 2004. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the period. The provision for income taxes for the period relates entirely to operations in profitable non-U.S. jurisdictions.

      Management will continue to reassess its conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders' equity in the period of the change.

Results of Operations

      In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 43 of this Form 10-Q under the caption "Comparative Operating Results," (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Discontinued Operations
      As discussed more fully in the notes to the Consolidated Condensed Financial Statements, in the third quarter of 2002 we began to explore strategic alternatives for the sale of our round metalcutting tools and grinding wheels businesses. The round metalcutting tools business was sold in two separate transactions in the third quarter of 2003 and the grinding wheels business was sold on April 30, 2004. The round metalcutting tools business and the grinding wheels business (through the dates of the sales) are reported as discontinued operations in the Consolidated Condensed Financial Statements for 2003 and 2004. The comparisons of results of operations that follow exclude these businesses and relate solely to our continuing operations unless otherwise indicated.

Pension Income and Expense and Pension Funding
      In 2002 and prior years, we recorded significant amounts of income related to our defined benefit pension plan for certain U.S. employees. However, because of the significant decrease in the value of the plan's assets and changes in the rate-of-return on assets and discount rate assumptions, pension income related to continuing operations was reduced to $.5 million in 2003. For 2004, we currently expect to record pension expense of approximately $7 million, substantially all of which will be charged to continuing operations. As discussed further below, the fluctuation between years has negatively affected margins, selling and administrative expense and earnings.

      Because of the funded status of the plan, we will be required to make cash contributions to the plan's trust for the next several years, including $4.2 million in 2004. Estimated amounts applicable to future years are included in the table captioned "Contractual Obligations" on page 44 of this Form 10-Q and discussed in note (a) thereto.

New Orders and Sales
      In the second quarter of 2004, consolidated new orders totaled $200 million compared to $190 million in 2003. Consolidated sales were $192 million in 2004 and $182 million in 2003. In 2004, new orders and sales benefited from favorable currency effects of $4 million.

      In the first six months of 2004, consolidated new orders and sales were $387 million and $381 million, respectively. In the first six months of 2003, new orders totaled $377 million and sales were $372 million. Favorable currency effects, principally from the increased strength of the euro, contributed $13 million and $14 million of incremental orders and sales, respectively.

      Export orders from the U.S. were $19 million in the second quarter of 2004 compared to $16 million in 2003. Export sales from the U.S. totaled $18 million in 2004 and $17 million in 2003. For the first six months of 2004, export orders totaled $36 million while export sales were $37 million. In the comparable period of 2003, export orders and sales were $34 million and $35 million, respectively. Sales of all segments to non-U.S. markets, including exports, totaled $86 million in the second quarter of 2004 compared to $84 million in 2003. Non-U.S. sales for the first six months of 2004 were $178 million compared to $164 million in 2003. For the first two quarters of 2004 and 2003, products sold outside the U.S. were approximately 47% and 44% of sales, respectively, while products manufactured outside the U.S. represented 42% and 40% of sales, respectively.

      Our backlog of unfilled orders at June 30, 2004 was $98 million, the highest level since the first quarter of 2001. The backlog of unfilled orders was $92 million at December 31, 2003 and $85 million at June 30, 2003.

Margins, Costs and Expenses
      The consolidated manufacturing margin was 18.5% in the second quarter of 2004 and 17.9% in the first six months of the year. The margin for the second quarter of 2003 was 15.5% which includes the effects of $3.8 million of restructuring costs related to product line discontinuation. Excluding restructuring costs, the margin for the second quarter of 2003 was 17.6%. For the first six months of 2003, the consolidated manufacturing margin was 16.1% including restructuring costs and 17.1% excluding restructuring costs. The improvements were achieved despite higher pension expense which was $1.1 million in 2004 compared to income of $.2 million in 2003. For the six months ended June 30, 2004 pension expense increased by $2.3 million while insurance costs increased by approximately $1.0 million. For the remainder of 2004, pension expense will continue to be higher than in the comparable period of 2003 but the extent of additional increases in insurance costs , if any, cannot be predicted at this time. Incremental cost savings related to the restructuring initiatives that are discussed below were approximately $4 million for the second quarter and more than $8 million for the year-to-date period. While precise quantification is impossible, we believe that results for 2004 also benefited from our recent process improvement initiatives.

      Total selling and administrative expense decreased from $34.3 million in the second quarter of 2003 to $30.8 million in 2004 due primarily to a $1.4 million reduction in trade show costs and lower overhead costs. The reduction was achieved despite adverse currency effects of $.7 million and $.5 million of incremental pension expense. As a percentage of sales, selling expense decreased from 15.3% to 12.9%. Administrative expense decreased by $.4 million as the benefits of our cost-cutting initiatives were partially offset by currency effects.

      For the first six months of 2004 total selling and administrative expense was $61.7 million compared to $64.5 million in 2003. The reduction was due in part to lower trade show and overhead costs and achieved despite over $2 million of adverse currency effects and a $.9 million increase in pension expense. As a percentage of sales, selling expense was 13.0% in 2004 and 13.9% in 2003. Administrative expense decreased by $.4 million despite $.6 million of adverse currency effects due principally to our cost-cutting and restructuring initiatives.

      Other expense-net was income of $.1 million in the second quarter of 2004 and expense of $1.6 million in the comparable period of 2003. The improvement was due in part to the favorable settlement of patent litigation and lower financing fees in 2004. For the first six months of 2004 and 2003, other expense-net was $1.3 million and $2.3 million, respectively. The reduction resulted from a patent settlement and a $.7 million reduction in financing fees.

      Interest expense increased from $5.8 million in the second quarter of 2003 to $15.3 million in the comparable period of 2004. Interest expense net of interest income was $23.2 million in the first six months of 2004 and $11.0 million in the comparable period of 2003. The increases were due in part to higher borrowing costs (including amortization of deferred financing fees) related to the new financing arrangements entered into on March 12, 2004 and June 10, 2004 which are described in detail in the "Liquidity and Sources of Capital" section that follows. The 2004 amounts also include a one-time, non-cash charge of $6.4 million from the write-off of a financial asset related to the Series A Notes issued on March 12, 2004. The asset resulted from a beneficial conversion feature that allowed the holders of the Series A Notes to acquire common shares at approximately $2.00 per share compared to a fair value of $2.40 per share on March 12, 2004. Quarterly interest expense is expected to range between $7 and $8 million for the remainder of 2004.

Refinancing
      During the first quarter of 2004, we charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations. Our refinancing costs in the second quarter totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. The second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the Credit Suisse First Boston credit facility which we repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston credit facility.

Restructuring Costs
      The following paragraphs discuss the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned "Restructuring Costs" on pages 9 through 12 of this Form 10-Q which should be read in connection with the discussion that follows.

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

      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. The restructuring has resulted in the elimination of approximately 35 positions at Magenta and restructuring expense of $4.0 million. The cash cost totaled approximately $.9 million, a majority of which was spent in 2003.

      In the second quarter of 2003, we initiated a plan to close our special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. The closure resulted in restructuring costs of $5.7 million - including $2.8 million in the second quarter of 2003 - and the elimination of approximately 65 positions. The total cash cost was $2.7 million, of which $2.6 million was spent in the second quarter. The annual cost savings are expected to be approximately $4 million.

      In the third quarter of 2003, we began to implement additional restructuring initiatives that focus on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions, which involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide and restructuring costs of $11.2 million that were recorded in the second half of 2003. Additional expense related to these initiatives was $.5 million in the first two quarters of 2004. The related cash costs will be approximately $8 million, of which $3.4 million was spent in 2003. An additional $3.8 million was spent in the first two quarters of 2004.

      In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions resulted in restructuring expense of $.8 million in the second quarter. An additional $.7 million is expected to be expensed in the second half of the year. The overhead reductions are expected to result in annualized cost savings of more than $5 million. Cash costs are expected to be approximately $1.5 million during 2004.

      In total, the actions initiated in 2002 through 2004 that are discussed above resulted in pretax restructuring costs of $2.8 million in the first six months of 2004 and $11.7 million in the comparable period of 2003. Cash costs totaled $5.5 million in the first two quarters of 2003 and $5.3 million in 2004. For the first half of 2003, restructuring costs also included $.6 million related to the integration of EOC and Reform, two businesses acquired in 2001, with Milacron's existing mold base and components business in Europe.

      The total annualized cost savings from all of the actions initiated in 2002 through 2004 that are discussed above is expected to be approximately $37 million. A portion of this amount was realized in 2003 and an incremental $23 million of savings is expected to be realized in 2004. Of the $37 million of cost savings, approximately $16 million (which includes savings related to corporate costs) was realized in the first two quarters of 2004. The incremental savings in relation to the second quarter of 2003 were approximately $6.5 million and $13.5 million for the year-to-date period. Including actions that were initiated in 2001, the pretax cost savings we expect to realize in 2004 are expected to be $72 million.

Results by Segment
      The following sections discuss the operating results of our business segments which are presented in tabular form on pages 22 and 23 of this Form 10-Q.

      Machinery technologies - North America - The machinery technologies - North America segment had new orders of $87 million in the second quarter of 2004, an increase of $3 million, or 3.6%, in relation to orders of $84 million in 2003. The increase reflects strong demand from several key markets, including packaging, construction, automotive, medical and consumer goods. Sales totaled $83 million and $75 million in the second quarters of 2004 and 2003, respectively. The segment's pension expense increased by $1.6 million in relation to 2003. Despite the increase, the segment had operating earnings excluding restructuring costs of $3.4 million in 2004 compared to an operating loss excluding restructuring costs of $1.6 million in 2003. The improvement was due to incremental benefits of $2 million related to the restructuring and cost cutting initiatives that were undertaken in 2002 and 2003 and to approximately $1 million of favorable one-time items including the favorable settlement of patent litigation. The segment's restructuring costs totaled $1.4 million in 2004 and $.9 million in 2003.

      For the first six months of 2004, the segment had new orders of $166 million and sales of $161 million compared to orders of $168 million and sales of $163 million in the comparable period of the prior year. The segment's operating profit excluding $2.2 million of restructuring costs was $2.8 million in the first half of 2004, compared to $.5 million in 2003, once again excluding $3.7 million of restructuring costs. The improved results in 2004 include the benefits related to recent restructuring actions and were achieved despite a $2.9 million increase in pension expense.

      Machinery technologies - Europe - The machinery technologies - Europe segment had new orders and sales of $46 million and $42 million, respectively, in the second quarter of 2004 compared to new orders and sales of $39 million in 2003. The increases were primarily export-driven and reflect strong demand in the packaging, consumer goods and medical markets. Currency effects also contributed about $2.5 million of incremental sales and new orders in 2004. The restructuring actions begun in 2003 resulted in almost $1.5 million of savings in 2004 in relation to the second quarter of 2003. As a result of the restructuring actions, the segment had an operating profit of $1.3 million in the second quarter of 2004 compared to a loss of $1.8 million in 2003. Both amounts exclude restructuring costs of $.1 million in 2004 and $2.4 million in 2003.

      The machinery technologies - Europe segment had new orders of $86 million in the first six months of 2004 compared to $72 million in the comparable period of 2003. The $14 million increase includes approximately $7 million that resulted from currency effects. The segment's sales totaled $85 million in the first half of 2004 and $74 million in 2003. Currency effects contributed $8 million of incremental sales in 2004. Excluding restructuring costs, the segment had an operating profit of $2.4 million in the first half of 2004 compared to a loss of $2.5 million in 2003, once again excluding restructuring costs. The segment's restructuring costs were $.2 million in 2004 and $4.6 million in 2003.

      Mold technologies - Despite favorable currency effects of almost $1 million, new orders in the mold technologies segment decreased from $43 million in the second quarter of 2003 to $41 million in 2004. Sales also decreased from $43 million to $40 million despite $1 million of favorable currency effects. Orders and sales in North America were essentially flat in relation to 2003 but profitability improved despite a $.8 million increase in insurance costs related principally to certain product liability claims. It is possible that North American insurance costs for the remainder of 2004 will be higher than in the comparable period of 2003, but this will depend on factors that cannot be predicted with certainty at this time. Orders and sales declined in Europe, due to weakness in the mold-making market in that region, which has experienced double-digit declines from the second quarter of 2003. Competitive pricing in Europe also prohibited passing on price increases for raw materials, especially steel, to customers. Due to lower sales volume, the segment had an operating loss of $.1 million in the second quarter of 2004 compared to earnings of $.1 million in 2003, in both cases excluding restructuring costs which were $.2 million in 2004 and $3.0 million in 2003.

      The mold technologies segment had new orders and sales of $84 million and $83 million, respectively, in the first six months of 2004. In the comparable period of 2003, orders totaled $87 million and sales were $88 million. The decreases in new orders and sales occurred despite favorable currency effects. Despite lower sales and a $.9 million increase in insurance costs, the segment's operating profit excluding restructuring costs increased from $.4 million in the first half of 2003 to $1.3 million in 2004 due to over $2 million of benefits from the restructuring actions. Restructuring costs were $.4 million and $4.0 million in 2004 and 2003, respectively.

      Industrial fluids - The industrial fluids segment had new orders and sales of $28 million each in the second quarter of 2004 compared to $26 million in 2003 with the increases being due in part to favorable currency effects but also reflecting strength in the automotive industry and increasing industrial activity in North America. The segment's operating profit was $3.4 million in 2004 compared to $3.7 million in 2003. The reduction in profitability was due principally to higher pension expense, which increased by $.1 million, and $.2 million of incremental insurance costs.

      For the first six months of 2004, the industrial fluids segment had new orders and sales of $54 million compared to $52 million in 2003. Currency effects contributed a majority of the increases. The segment's operating profit decreased from $7.2 million in 2003 to $5.9 million in 2004 due to higher pension and insurance costs. Pension expense increased by $.2 million while insurance costs increased by $.7 million. Pension costs will continue to be higher for the remainder of 2004. Future increases in insurance costs will depend on factors that cannot be predicted with certainty at this time.

Loss Before Income Taxes
      Our pretax loss for the second quarter of 2004 was $26.8 million which includes refinancing costs of $14.6 million and restructuring costs of $1.7 million. In the comparable period of 2003, our pretax loss was $16.1 million which includes restructuring costs of $6.3 million. The pretax loss for 2004 includes incremental savings of approximately $6.5 million from the 2003 restructuring actions, partially offset by $1.6 million of expense related to the principal pension plan for U.S. employees. In 2003, pension income related to the plan was $.2 million.

      Including restructuring and refinancing costs of $21.0 million and $2.8 million, respectively, we had a pretax loss of $41.7 million in the first six months of 2004 compared to a loss of $26.4 million in the 2003 period. Restructuring costs totaled $12.3 million in 2003. The loss for 2004 includes incremental savings of more than $13 million arising from the actions taken in 2003. However, these benefits were partially offset by a $3.2 million increase in pension expense.

Income Taxes
      As was previously discussed (see Significant Accounting Policies and Judgments - Deferred Tax Assets and Valuation Allowances), Milacron recorded a $71 million charge in provision for income taxes for the second quarter of 2003 to establish valuation allowances against a portion of its U.S. deferred tax assets. Additional deferred tax assets and valuation allowances were recorded later in the year and in the first six months of 2004.

      Due to the geographic mix of earnings, results for the second quarter of 2004 include tax expense in profitable non-U.S. jurisdictions. This resulted in tax expense of $1.1 million despite a pretax loss. In the second quarter of 2003, the provision for income taxes was $72.2 million which includes the previously mentioned $71 million charge to establish valuation allowances related to U.S. operations and income tax expense in certain non-U.S. jurisdictions.

      For the first six months of 2004, the provision for income taxes was $2.2 million despite a pretax loss of $41.7 million. The $69.5 million provision for income taxes for the first six months of 2003 includes the $71 million charge related to U.S. operations, the effect of which was partially offset by tax benefits related to non-U.S. losses.

Loss From Continuing Operations
      Our loss from continuing operations in the second quarter of 2004 was $27.9 million, or $.64 per share, compared to a loss of $88.3 million, or $2.63 per share, in 2003. The loss for 2004 includes refinancing costs of $14.6 million and restructuring costs of $1.7 million, in both cases, with no tax benefit. The amount for 2003 includes the unfavorable tax adjustment of $71 million and after-tax restructuring costs of $6.3 million.

      For the first two quarters of 2004, we had a loss from continuing operations of $43.9 million, or $1.14 per share, which includes after-tax restructuring costs of $2.8 million and refinancing costs of $21.0 million. Including after-tax restructuring costs of $11.1 million and the $71 million tax adjustment, Milacron's loss from continuing operations for the first half of 2003 was $95.9 million, or $2.86 per share.

Discontinued Operations
      In 2004, the loss from discontinued operations represents the operating results of our grinding wheels business. In 2003, the loss from discontinued operations includes the grinding wheels business as well as the round metalcutting tools business. The divestiture of the round metalcutting tools business was completed in the third quarter of 2003 and the grinding wheels business was sold on April 30, 2004.

Net Loss
      Including refinancing costs, restructuring costs and the results of discontinued operations, we had a net loss of $27.8 million, or $.64 per share, in the second quarter of 2004. In the second quarter of 2003, we had a net loss including the $71 million tax adjustment, restructuring costs and discontinued operations of $91.3 million, or $2.72 per share. In the first two quarters of 2004, we had a net loss of $44.4 million, or $1.15 per share, compared to a loss of $99.6 million, or $2.97 per share, in the comparable period of 2003.

Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding our segment operating earnings (loss) including these amounts.

Machinery Technologies — North America Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Segment operating earnings (loss) as reported	$3.4	$(1.6)	$(2.8)	$.5
Restructuring costs	(1.4)	(.9)	(2.2)	(3.7)

Adjusted operating earning (loss)	$2.0	$(2.5)	$.6	$(3.2)

Machinery Technologies — Europe Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Segment operating earnings (loss) as reported	$1.3	$(1.8)	$2.4	$(2.5)
Restructuring costs	(.1)	(2.4)	(.2)	(4.6)

Adjusted operating earnings (loss)	$1.2	$(4.2)	$2.2	$(7.1)

Mold Technologies Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2004	2003	2004	2003

Segment operating earnings (loss) as reported	$(.1)	$.1	$1.3	$.4
Restructuring costs	(.2)	(3.0)	(.4)	(4.0)

Adjusted operating earnings (loss)	$(.3)	$(2.9)	$.9	$(3.6)

      The industrial fluids segment had no restructuring costs in 2004 or 2003.

Market Risk

Foreign Currency Exchange Rate Risk
      We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At June 30, 2004, we had outstanding forward contracts totaling $4.1 million. Forward contracts totaled $4.7 million at December 31, 2003, and $.2 million at June 30, 2003. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at June 30, 2004, December 31, 2003 or June 30, 2003 would not materially affect our consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At June 30, 2004, we had fixed rate debt of $232 million including $220 million of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004 and floating rate debt of $11 million. At December 31, 2003 and June 30, 2003, fixed rate debt totaled $270 million and $260 million, respectively, and included the 8 3/8% Notes due 2004 that were repaid on March 15, 2004 and the 7 5/8% Eurobonds due 2005, substantially all of which were repurchased on June 10, 2004 pursuant to a tender offer therefor. Floating rate debt totaled $53 million at December 31, 2003 and $55 million at June 30, 2003. During 2003 and through March 12, 2004, we also had the ability to sell accounts receivable under our accounts receivable purchase agreement which resulted in financing fees that fluctuated based on changes in commercial paper rates. As a result of these factors, a portion of annual interest expense a nd financing fees fluctuate based on changes in short-term borrowing rat es. However, potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable
      Certain of our non-U.S. subsidiaries sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At June 30, 2004 and December 31, 2003, the gross amount of receivables sold totaled $3.9 million and $3.8 million, respectively. The average amount sold during 2003 was approximately $5 million. Financing fees related to these arrangements were not material.

Sales of Notes and Guarantees
      Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At June 30, 2004 and December 31, 2003, our maximum exposure under these guarantees totaled $8.2 million and $11.6 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

      Our contractual obligations for the remainder of 2004 and beyond are shown in the table that follows. At June 30, 2004, obligations under operating leases are not significantly different from the amounts reported in our Form 10-K for the year ended December 31, 2003.

Contractual Obligations

(In millions)	Total	2004	2005- 2006	2007- 2008	Beyond 2008

Asset based facility due 2008	$—	$—	$—	$—	$—
11 1/2% Senior Secured Notes due 2011	225.0	—	—	—	225.0
Other long-term debt	5.9	.6	4.5	.4	.4
Capital lease obligations	16.1	.9	3.7	4.2	7.3
Other long-term liabilities (a)
Pension plan constributions	66.3	3.7	5.4	54.6	2.6
Unfunded pension benefits (b)	77.1	1.4	5.8	6.2	63.7
Postretirement medical benefits	47.2	1.6	5.2	4.7	35.7
Insurance reserves	22.5	5.4	5.8	4.2	7.1

Total	$460.1	$13.6	$30.4	$74.3	$341.8

(a)	(a) We are required to make contributions to our defined benefit pension plan for certain U.S. employees in 2004. The amounts shown above are estimates based on the current funded status of the plan and discount rates required to be used for minimum funding purposes by the Pension Funding Act of 2004 that was enacted on April 10, 2004. The amounts also give effect to supplemental early retirement benefits that were granted in connection with restructuring initiatives, the sale of the grinding wheels business and expectations regarding future changes in discount rates for funding purposes. The amounts of actual contributions for years after 2004 can be expected to vary based on factors such as returns on plan assets, changes in the plan's discount rate and actuarial gains and losses. The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are also estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown.
(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

      The above table excludes the contingent liabilities of up to $12.1 million related to sales of receivables and loan guarantees that are discussed above.

Liquidity and Sources of Capital

      At June 30, 2004, we had cash and cash equivalents of $42 million, a decrease of $51 million from December 31, 2003. The decrease was due principally to the repayment of debt and other obligations in connection with the refinancing transactions entered into on March 12, 2004 and June 10, 2004. Of the $42 million of cash, a substantial amount was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions. Approximately $3 million of the non-U.S. cash was being utilized to collateralize sales of certain non-U.S. receivables.

      Operating activities used $4 million of cash in the second quarter of 2004 compared to $17 million of cash used in 2003. The usage of cash in 2004 includes the $10 million final annual interest payment on the 7 5/8% Eurobonds that were repurchased on June 10, 2004. The negative cash flow in 2003 was due in part to a significant reduction in trade accounts payable due to inventory reductions and the timing of inventory purchases during the quarter.

      For the first six months of 2004, operating activities used $46 million of cash compared to a $22 million use of cash in the first half of 2003. In addition to the interest payment in the second quarter, the amount for 2004 includes a $33 million use of cash in the first quarter related to the termination and repayment of our receivables purchase agreement and $4 million of cash spent in the first half of the year in pursuing alternatives to the refinancing actions that are discussed below. The usage of cash in 2003 reflects the reduction of trade accounts payable discussed above as well as similar reductions in other current liabilities.

      In the second quarter of 2004, investing activities provided $7 million of cash, principally from the sale of the grinding wheels business, compared to a negligible amount of cash provided in 2003. Including the divestiture proceeds, investing activities provided $5 million of cash in the first six months of 2004 compared to a $32 million use of cash in 2003. The amount for 2003 includes $24 million for post-closing adjustments related to the 2002 divestitures of our Valenite and Widia and Werkö metalcutting tools businesses and $7 million to increase our ownership interest in two affiliates.

      In the second quarter of 2004, financing activities used $21 million of cash, whereas in the comparable period of 2003, financing activities used a negligible amount of cash. The amount for 2004 includes $220 million of net proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011, as discussed below. This amount was offset by the repayment of the Credit Suisse First Boston credit facility and the repurchase of substantially all of the 7 5/8% Eurobonds due 2005 pursuant to a tender offer - both of which took place on June 10, 2004 - and by $14 million of debt issuance costs. For the first six months of 2004, financing activities used $5 million of cash which includes the proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011 which were offset by the repurchase of the 7 5/8% Eurobonds and the repayment of $115 million of 8 3/8% Notes and our former revolving credit facility in March, 2004. Cash flow from financing activities used $3 million of cash in the first half of 2003, primarily for repayments of debt.

      Our current ratio was 1.8 at June 30, 2004. The current ratio excluding the assets and liabilities of discontinued operations was 1.0 at December 31, 2003 and 1.1 at June 30, 2003. The changes in relation to the prior dates are due to the effects of the March 12, 2004 and June 10, 2004 refinancing transactions that are discussed below.

      Total debt was $243 million at June 30, 2004 compared to $323 million at December 31, 2003. The decrease is due to the results of the refinancing transactions.

      Total shareholders' equity was $21 million at June 30, 2004, an increase of $55 million from December 31, 2003. The increase is due principally to the issuance of the Series B Preferred Stock and convertible warrants (as discussed below) which was partially offset by the net loss for the period.

      On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our 8 3/8% Notes due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore and Mizuho converted the entire principal amount of the Series A Notes into 15 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.

      On March 12, 2004, we also reached a separate agreement with Credit Suisse First Boston for a $140 million senior secured credit facility having a term of approximately one year. This senior secured credit facility consisted of a $65 million revolving A facility and a $75 million term loan B facility. On March 12, 2004, we used extensions of credit under the revolving A facility and term loan B facility in an aggregate amount of $84 million to repay and terminate our then-existing revolving credit facility (in addition to replacing or providing credit support for outstanding letters of credit) and our then-existing receivables purchase program. All amounts borrowed under the Credit Suisse First Boston facility were repaid on June 10, 2004, as described below.

      On June 10, 2004, the common stock into which the Series A Notes were converted and the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of our convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, we also satisfied the conditions to release to us from escrow the proceeds from the offering of the original notes and entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.

      On June 10, 2004, we applied the proceeds from the issuance of $225 million of 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under our asset based facility and approximately $10.3 million of cash on hand, to:

  purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.'s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;
  terminate and repay $19 million in amounts outstanding under the revolving A facility (we also used $17.4 million of availability under our asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility);
  repay the $75 million term loan B facility; and
  pay transaction expenses.

      The borrowings under our asset based facility entered into on June 10, 2004 are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventory and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. Our asset based facility is also secured by a second priority security interest on the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under our asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million.

      As of June 30, 2004 and without giving effect to issuances of letters of credit, we had approximately $58 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash "sweep" on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash "sweep" is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash "sweep" on cash received in our Canadian bank accounts from collections of our accounts receivable.

      Our asset based facility contains customary conditions precedent to any borrowings, as well as customary affirmative and negative covenants, including, but not limited to, maintenance of $10 million of unused availability under the borrowing base. As of June 30, 2004, after giving effect to then-outstanding letters of credit, our availability after deducting the $10 million excess availability reserve was approximately $27 million. In addition, our asset based facility contains, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The EBITDA requirement for the third quarter of 2004 is $11.6 million and the cumulative fourth quarter requirement is $25.9 million. The facility also contains a limit on capital expenditures to be complied with on a quarterly basis, beginning with the third quarter of 2004. Thereafter, we will have to comply with a fixed charge coverage ratio to be tested quarterly.

      Borrowings under our asset based facility bear interest, at our option, at either (i) the LIBO Rate plus the applicable margin (as defined below) or (ii) an ABR plus the applicable margin (as defined below). The "applicable margin," with respect to Eurodollar loans, is between 2.50% per annum and 3.25% per annum and, with respect to ABR loans, is between .75% per annum and 1.50% per annum, determined based on a calculation of the trailing average availability levels under our asset based facility. LIBO Rate means the rate at which Eurodollar deposits in the London interbank market are quoted. We may elect Eurodollar loans interest periods of one, two or three months. "ABR" means the higher of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City and (ii) the federal funds effective rate from time to time plus .50%.

      Our asset based facility provides that we will pay a monthly unused line fee equal to .50% per annum on the average daily unused portion of our credit commitment, as well as customary loan servicing and letter of credit issuance fees.

      Our asset based facility provides that upon the occurrence and continuance of an event of default under our asset based facility, upon demand by the agent, we will have to pay (x) in the case of revolving credit loans, a rate of interest per annum equal to the rate of interest otherwise in effect (assuming the rate in effect is at the maximum applicable margin) pursuant to the terms of our asset based facility plus 2% and (y) in the case of other amounts, a rate of interest per annum equal to the ABR plus the maximum applicable margin plus 2%.

      Since the cash we receive from collection of receivables is subject to an automatic "sweep" to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. The availability of borrowings under our asset based facility is subject to a borrowing base limitation, including an excess availability reserve, which may be adjusted by the administrative agent at its discretion, and the satisfaction of conditions to borrowing. If we have no additional availability or are unable to satisfy the borrowing conditions, our liquidity could be materially adversely affected.

      At June 30, 2004, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $28 million, of which approximately $15 million was available under certain circumstances.

      Our debt and credit are rated by Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On June 11, 2004, S&P announced that it had raised our corporate credit rating to B- with a "positive" outlook. On June 16, 2004, Moody's reaffirmed our senior unsecured rating at Caa2 and our senior implied rating to Caa1 and raised the outlook to "positive."

      None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.

      We expect to generate positive cash flow from operating activities during 2004, which will be partially offset by up to $12 to $14 million for capital expenditures. We believe that our current cash position, cash flow from operations and available credit lines including our asset based revolving credit facility will be sufficient to meet our operating and capital expenditure requirements for 2004.

Cautionary Statement
      We wish to caution readers about all of the forward-looking statements in the "Management's Discussion and Analysis" section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2004 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

  our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including the new senior secured and asset based credit facilities;
  global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;
  fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;
  fluctuations in interest rates which affect the cost of borrowing;
  production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel and oil;
  lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;
  customer acceptance of new products introduced during 2003 and products introduced and expected to be introduced in 2004;
  any major disruption in production at key customer or supplier facilities or at our facilities;
  disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;
  alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;
  changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;
  litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and
  fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders' equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The information required by Item 3 is included in Item 2 on pages 43 and 44 of this Form 10-Q.

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

PART II Other Information

Item 1. Legal Proceedings
       Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and believes it has reserves, indemnity claims and insurance coverage sufficient to cover potential exposures.

       While, in the opinion of management, the liability resulting from these matters will not have a material effect on the company's consolidated financial position or results of operations, the outcome of individual matters cannot be predicted with reasonable certainty at this time.

Item 2. Changes in Securities and Use of Proceeds
(a)	The terms of the company's common stock, par value $.01 per share, were modified pursuant to amendments to the company's certificate of incorporation approved by the shareholders at the annual meeting on June 9, 2004. A Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 9, 2004 which increased the number of authorized shares of common stock to 165,000,000 shares and decreased the par value of the common stock to $.01 per share. As a result of the increase in authorized common stock, holders of the company's common stock are subject to dilution resulting from the issuance of additional authorized shares of common stock. As a result of the decrease of the par value of the common stock, the company is not prohibited under Delaware law from issuing common stock for consideration of less than the previous par value of $1.00 per share and the company has the ability to declare and pay dividends on, make distributions in respect of, and redeem, its capital stock in certain situations where it would not otherwise have been able to do so under Delaware law.

(b)	On June 10, 2004, the company issued 500,000 shares of 6% Series B Preferred Stock with a liquidation preference of $200 per share. The holders of Series B Preferred Stock are entitled to receive quarterly cash dividends at a rate per annum of $12.00 per share. Dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution in respect of the company's common stock. Shares of Series B Preferred Stock are convertible into shares of the company's common stock at an initial conversion price of $2.00 per share (subject to a one-time reset to $1.75 per share if a test based on the company's financial performance for 2004 is not satisfied). The holders of Series B Preferred Stock (on an as-converted basis) have the full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company's shareholders, voting together with the holders of common stock and 4% Cumulative Preferred Stock as a single class. The holders of Series B Preferred Stock have the right, voting separately as a class, to elect a number of directors to the company's board of directors in proportion to the percentage of fully diluted common stock represented by their outstanding Series B Preferred Stock (on an as-converted basis). See the Shareholders' Equity note to the Consolidated Condensed Financial Statements included in this Form 10-Q for a more detailed description of the terms of the Series B Preferred Stock. The Series B Preferred Stock is senior to the company's common stock as to dividend distribution and distribution upon the liquidation, winding up or dissolution of the company. In addition, the voting rights of the Series B Preferred Stock, especially with respect to the election of directors, decreases the relative voting power of the holders of the company's common stock.

(c)	Series A Notes, Series B Notes, Series B Preferred Stock and Contingent Warrants

On April 15, 2004, the company issued 15 million shares of common stock to Glencore Finance AG and Mizuho International plc upon conversion of the entire $30 million principal amount of 20% Secured Step-Up Series A Notes due 2007.

On June 10, 2004, the company issued 500,000 shares of a new series of convertible preferred stock, the 6% Series B Preferred Stock, to Glencore and Mizuho in exchange for the 15 million shares of common stock into which the Series A Notes were converted and the entire $70 million principal amount of the 20% Secured Step-Up Series B Notes due 2007. As part of this transaction, the company also issued to Glencore and Mizuho contingent warrants to purchase an aggregate of one million shares of the company's common stock for $.01 per share, which contingent warrants are exercisable only if a test based on a company's 2005 financial performance is not satisfied.

The sales of the above were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. There were no underwriters involved in connection with any of the above sales of securities

1112% Senior Secured Notes due 2011

On May 26, 2004, Milacron Escrow Corporation, a wholly owned, direct subsidiary of Milacron Inc. created solely to issue notes and merge with and into Milacron Inc., issued and sold $225,000,000 in aggregate principal amount of 11 1/2% Senior Secured Notes due 2011 to certain initial purchasers pursuant to the exemption from SEC registration provided under Section 4(2) of the Securities Act. The initial purchasers resold the 11 1/2% Senior Secured Notes at a cash price equal to 97.673% of the aggregate principal amount to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On June 10, 2004, in connection with the release of the proceeds of the 11 1/2% Senior Secured Notes to the company from escrow, Milacron Escrow Corporation merged with and into Milacron Inc., Milacron Inc. assumed the obligations of Milacron Escrow Corporation with respect to the 11 1/2% Senior Secured Notes, and certain subsidiaries of Milacron Inc. provided guarantees of the obligations under the Senior Secured Notes. In connection with the transaction, the company entered into a registration rights agreement with the initial purchasers of the 11 1/2% Senior Secured Notes in which the company agreed to complete an exchange offer for the 11 1/2% Senior Secured Notes. Pursuant to the registration rights agreement, the company has filed a registration statement on Form S-4 in order to offer to exchange the unregistered notes and guarantees for 11 1/2% Senior Secured Notes and related guarantees that have been registered under the Securities Act.

(d)	Not applicable.

(e)	Issuer Purchases of Equity Securities

The following table summarizes stock repurchases and requisitions for the quarter ended June 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2004	103,389	(2)	5.91	—	—

May 1 - May 31, 2004	1,600	(3)	3.60	—	—

June 1 - June 30, 2004	15,279,197	(4)	2.04	—	—

Total	15,384,186		2.07	—	—

(1)	As of June 30, 2004, there were no publicly announced plans or programs to repurchase stock.
(2)	Includes 63,710 shares of restricted stock that were canceled due to a change in control provision of the 1997 Long-Term Incentive Plan. Under the terms of the plan, these grants were settled in cash at $7.30 per share. Also includes 39,679 shares that were withheld to cover withholding tax due upon the vesting of 175,100 shares of restricted stock.
(3)	Represents restricted shares forfeited by the grantee due to termination of employment.
(4)	Includes 15,000,000 shares that were exchanged for a portion of the Series B Preferred Stock on June 10, 2004 pursuant to the terms of the note purchase agreement with Glencore and Mizuho dated March 12, 2004 that is described in Part I of this Form 10-Q. Also includes 279,197 shares that were withheld to cover withholding taxes due upon the vesting of 851,500 shares of restricted stock.

50 - 51

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of Milacron Inc. was held on June 9, 2004.
(b) All director nominees were elected.
(c) The shareholders voted on the following matters.

Proposals and Vote Tabulations

	Votes Cast

	For	Against	Abstain	Non-Votes

Proposal 1
(a) Amendment of the Restated Certificate of Incorporation to increase the authorized common stock of the company to 165,000,000 shares	38,860,726	2,958,975	114,330	7,224,458

(b) Amendment of the Restated Certificate of Incorporation to decrease the par value of the common stock to $.01 per share	38,892,815	2,930,081	111,134	7,224,458

(c) Amendment of the Restated Certificate of Incorporation to delete the requirement that all shares of any series of serial preference stock be be identical in all respects as described In the proxy statement	38,716,213	3,090,654	127,164	7,224,458

(d) Approve the issuance of a new series of the Company's serial preference stock (the "Series B Preferred Stock")	38,596,551	3,208,141	129,338	7,224,459

(e) Approve the issuance of the Contingent Warrants (as defined in the proxy statement)	38,990,252	2,816,552	127,228	7,224,457

(f) Approve the issuance of common stock in conjunction with a Rights Offering	38,833,118	2,995,224	105,690	7,224,457

Proposal 2
Amendments of the Restated Certificate of Incorporation to allow the Series B Preferred Stock to be senior to the Company's 4% Cumulative Preferred Stock in right of dividends and payment upon liquidation, as described in the proxy statement. Proposal 2 will not be effective if Proposal 3 is not approved by the Company's shareholders	36,545,745	5,231,029	157,255	7,224,460

Proposal 3
Amendment of the Restated Certificate of Incorporation to exempt the Series B Preferred Stock from the Net Asset Test (as defined in the proxy statement), as described in the proxy statement	38,553,315	3,152,628	228,087	7,224,459

Proposal 4
Amendment of the Restated Certificate of Incorporation to decrease the par value of the serial preference stock to $.01 per share	38,583,030	3,126,011	224,989	7,224,459

Proposal 6
Approval of the 2004 Long Term Incentive Plan. Proposal 6 will not be effective unless each of Proposals 1(a), 1(b), 1(c), 1(d), 1(e) and 1(f) are approved by the Company's shareholders	35,283,342	6,267,593	383,095	7,224,459

Proposal 7
Ratification of Appointment of Ernst & Young LLP as independent auditors	48,423,195	540,658	194,636	7,224,459

Proposal 8
Shareholder proposal on executive and director compensation	3,333,002	37,808,904	792,125	7,224,458

Election of Directors

	Votes For	Votes Withheld

Director
David L. Burner	45,664,717	3,493,772
Joseph A. Steger	44,280,020	4,878,469
Steven N. Isaacs	45,826,765	3,331,724

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit (3)	—	Certificate of Incorporation and Bylaws
	Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures
	Exhibit (10)	—	Material Contracts
	Exhibit (11)	—	Statement Regarding Computation of Per Share Earnings — filed as a part of Part I
	Exhibit (31)	—	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
	Exhibit (32)	—	Certifications pursuant 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
  The company filed a current report on Form 8-K dated March 31, 2004 containing information pursuant to Items 5 and 7 concerning an Amended and Restated Financing Agreement amending and restating the Financing Agreement with certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse First Boston, Cayman Islands Branch, as Administrative and Collateral Agent dated March 12, 2004.
  The company filed a current report on Form 8-K dated April 5, 2004 containing information pursuant to Items 5 and 7 concerning a letter agreement amending the Note Purchase Agreement with Glencore Finance AG and Mizuho International plc dated March 12, 2004.
  The company filed a current report on Form 8-K dated April 5, 2004 containing information pursuant to Items 5 and 7 concerning the appointment of Steven Isaacs to the Company's board of directors.
  The company filed a current report on Form 8-K dated April 7, 2004 containing information pursuant to Items 7 and 12 concerning a press release announcing its sales and segment earnings for the first quarter ended March 31, 2004 should be within the range of its most recent guidance, issued February 11.
  The company filed a current report on Form 8-K dated April 16, 2004 containing information pursuant to Items 5 and 7 concerning an announcement that holders of its Series A Notes, Glencore Finance AG and Mizuho International plc, have exercised their rights to convert $30 million of Series A Notes into 15 million shares of Milacron Inc. common stock.
  The company filed a current report on Form 8-K dated April 23, 2004 containing information pursuant to Items 5 and 7 concerning dividends on preferred stock.
  The company filed a current report on Form 8-K dated April 26, 2004 containing information pursuant to Items 7 and 12 concerning an earnings release announcing its results for the first quarter of 2004.
  The company filed a current report on Form 8-K dated April 26, 2004 containing information pursuant to Items 5 and 7 concerning its intent to launch a cash tender offer for Milacron Capital Holdings B.V.'s outstanding Euro 115 million 7 5/8% Guaranteed Bonds due 2005.
  The company filed a current report on Form 8-K dated April 26, 2004 containing information pursuant to Items 5 and 7 concerning its intent to offer $225 million principal amount of Senior Secured Notes due 2011 in a private placement pursuant to Rule 144A.
  The company filed a current report on Form 8-K dated April 28, 2004 containing information pursuant to Items 7 and 9 concerning its offer of $225 million principal amount of Senior Secured Notes in a private placement to qualified purchasers pursuant to Rule 144A.
  The company filed a current report on Form 8-K dated April 28, 2004 containing information pursuant to Items 5 and 7 concerning the signing of an agreement to establish a joint venture in China.
  The company filed a current report on Form 8-K dated April 27, 2004 containing information pursuant to Items 5 and 7 concerning the launch of a cash tender offer for certain bonds.
  The company filed a current report on Form 8-K/A dated April 27, 2004 containing information pursuant to Item 7 concerning a correction to the exhibit of a prior Form 8-K.
  The company filed a current report on Form 8-K dated May 7, 2004 containing information pursuant to Items 5 and 7 concerning its intent to amend the terms of the cash tender offer launched on April 27, 2004.
  The company filed a current report on Form 8-K dated May 13, 2004 containing information pursuant to Items 5 and 7 concerning the pricing of a private placement of $225 million in Senior Secured Notes due 2011.
  The company filed a current report on Form 8-K dated May 24, 2004 containing information pursuant to Items 7 and 9 concerning information included in presentations to certain of its shareholders.
  The company filed a current report on Form 8-K dated May 27, 2004 containing information pursuant to Items 5 and 7 concerning the issuance of $225 million of privately placed notes and the placement of the proceeds thereof into escrow.
  The company filed a current report on Form 8-K dated June 9, 2004 containing information pursuant to Items 5 and 7 concerning its intention to conduct a stock rights offering to holders of the Company's common stock.
  The company filed a current report on form 8-K dated June 9, 2004 containing information pursuant to Items 5 and 7 concerning the results of its annual meeting of shareholders held on June 9, 2004 and the results of its tender offer for Milacron Capital Holdings B.V.'s EUR 115 million Guaranteed Bonds due 2005.
  The company filed a current report on Form 8-K dated June 10, 2004 containing information pursuant to Items 5 and 7 concerning the completion of several refinancing transactions.
53 - 54

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date:	August 9, 2004	By:	/s/Ronald D. Brown

Ronald D. Brown Chairman, President and Chief Executive Officer

Date:	August 9, 2004	By:	/s/Robert P. Lienesch

Robert P. Lienesch Senior Vice President - Finance Controller and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3.	Articles of Incorporation and By-Laws.
	3.1	Restated Certificate of Incorporation of Milacron Inc. — Incorporated by reference to the company's Form S-8 filed on June 11, 2004
	3.2	Certificate of Designation of 6.0% Series B Convertible Preferred Stock of Milacron Inc. — Incorporated herein by reference to the company's Form 8-K dated June 3, 2003.
	3.3	Amended and restated By-Laws of Milacron Inc. — Incorporated by reference to the company's Form S-8 filed on June 11, 2004
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Indenture dated as of May 26, 2004, between Milacron Escrow Corporation, to be merged with and into Milacron Inc., and U.S. Bank National Association, as trustee, relating to the
11 1/2% Senior Secured Notes due 2011
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.2	Supplemental Indenture dated as of June 10, 2004, among Milacron Inc., the
Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
	4.3	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4.4	Registration Rights Agreement dated as of May 26, 2004, between Milacron Escrow Corporation and Credit Suisse First Boston LLC, as representative of the several purchasers listed therein, relating to the 11 1/2% Senior Secured Notes due 2011
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
	4.5	Joinder to the Registration Rights Agreement dated June 10, 2004 by Milacron Inc. and the Guarantors listed therein — Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.6	Security Agreement dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.7	Security Agreement (Canada) dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.8	Pledge and Security Agreement dated June 10, 2004, made by each of the Pledgors listed therein in favor of U.S. Bank National Association
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.9	Intercreditor Agreement dated as of June 10, 2004, by and between JPMorgan
Chase Bank and U.S. Bank National Association, acknowledged by Milacron Inc.
and the subsidiaries of Milacron Inc. listed therein
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by
D-M-E Company in favor of U.S. Bank National Association (1975 N. 17th Avenue, Melrose
Park, Illinois 60160), dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.11	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association
(6328 Ferry Avenue, Charlevoix, Michigan 49720), dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.12	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association
(29215 Stephenson Highway, Madison Heights, Michigan 48071) dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.13	Mortgage made by Oak International, Inc. in favor of U.S. Bank National
Association (1160 White Street, Sturgis, Michigan 49091), dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.14	Mortgage made by Milacron Industrial Products, Inc. in favor of U.S. Bank
National Association (31003 Industrial Road, Livonia, Michigan 48150), dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.15	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association
(29111 Stephenson Highway, Madison Heights, Michigan 48071), dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by D-M-E Company in favor of U.S. Bank National
Association (558 Leo Street, Dayton, Ohio 45404) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.17	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association
(418 West Main Street, Mount Orab, Ohio 45154) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.18	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association
(3000 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.19	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association
(3010 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.20	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association
(977 Loop road, Lewistown, Pennsylvania) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
4.21	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association
(70 East Hills Street, Youngwood, Pennsylvania 15697) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
9.	Voting Trust Agreement - not applicable
10.	Material Contracts:
	10.1	Milacron Supplemental Pension Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999
	10.2	Milacron Supplemental Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999
	10.3	Milacron Inc. Plan for the Deferral of Director's Compensation, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-08485)
	10.4	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-08485)
	10.5	Milacron Supplemental Executive Retirement Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2002
	10.6	Milacron Compensation Deferral Plan, as amended — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999
10.7	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and
ChaseMellon Shareholder Services, L.L.C., as Rights Agent
— Incorporated by reference to the company's Registration Statement on Form 8-A (File No. 001-08485)
10.8	Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial
Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc.
dated August 20, 1998
— Incorporated by reference to the company's Form 8-K
dated October 2, 1998 (File No. 001-08485)
10.9	Purchase and Sale Agreement between Johnson Controls, Inc.,
Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998
— Incorporated by reference to the company's Form 8-K
dated September 30, 1998 (File No. 001-08485)
	10.10	Milacron Supplemental Executive Pension Plan — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999
10.11	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc.
and Reliance Trust Company
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 1999
	10.12	Milacron Supplemental Retirement Plan Amended and Restated Trust Agreement by and between Milacron Inc. Reliance Trust Company — Filed herewith
	10.13	Stock Purchase Agreement dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc. — Incorporated by reference to the company's Form 8-K dated May 3, 2002
	10.14	Stock Purchase Agreement dated as of June 17, 2002 between Milacron Inc., and Sandvik AB — Incorporated by reference to the company's Form 8-K dated June 17, 2002
	10.15	Tier I Executive Severance Agreement with R. D. Brown — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003
	10.16	Tier II Executive Severance Agreement with R. P. Lienesch and H. C. O'Donnell. — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003
	10.17	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch and H. C. O'Donnell — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003
	10.18	Award Letter re. Temporary Enhanced Severance Plan to R.D. Brown — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003
	10.19	Award Letter re. Temporary Enhanced Severance Plan to R.P. Lienesch — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003
	10.20	Award Letter re. Temporary Enhanced Severance Plan to H.C. O'Donnell — Incorporated by reference to the company's Form 10-Q for the quarter ended September 30, 2003
10.21	Amended and restated Financing Agreement dated as of March 31, 2004
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
H. C. O'Donnell dated as of February 10, 2004
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
10.31	Contingent Warrant Agreement dated March 12, 2003 by and among
Milacron Inc., Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
10.32	Letter Amendment to Note Purchase Agreement dated April 5, 2004 among
Milacron Inc., Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
10.33	Letter Amendment to Note Purchase Agreement dated June 7, 2004 among
Milacron Inc., Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
	10.34	Amendment No. 2 to Rights Agreement dated as of June 9, 2004 among Milacron Inc. and Mellon Investor Services LLC — Incorporated by reference to the company's Form S-1 filed on June 25, 2004
	10.35	Milacron Inc. 2004 Long-Term Incentive Plan — Incorporated by reference to the company's Form S-1 filed on June 25, 2004
10.36	Financing Agreement dated as of June 10, 2004 by and among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, JPMorgan Chase Bank as Administrative and
Collateral Agent, Wells Fargo Foothill, LLC as Documentation Agent and J.P. Morgan
Business Credit Corp., as Sole Lead Arranger and Book Manager
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
11.	Statement Regarding Computation of Per-Share Earnings
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.	Additional Exhibits — not applicable

Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.'s total consolidated assets.

56 - 61