Form 10-Q
period 2004-09-30
MILACRON INC
filed 2004-11-09
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended September 30, 2004.

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 4, 2004: 35,877,223

Milacron Inc. and Subsidiaries

PART I Financial Information

Item 1. Financial Statements

Consolidated Condensed Statements of Operations Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions, except share and per-share amounts)	2004	2003	2004	2003

Sales	$180.5	$170.2	$561.2	$542.0
Cost of products sold	144.6	139.0	457.0	447.1
Cost of products sold related to restructuring	1.7	—	1.7	3.8

Total cost of products sold	146.3	139.0	458.7	450.9

Manufacturing margins	34.2	31.2	102.5	91.1
Other costs and expenses
Selling and administrative	30.8	30.7	92.6	95.3
Goodwill impairment charge	—	52.3	—	52.3
Refinancing costs	.4	1.0	21.4	1.0
Restructuring costs	.6	6.4	3.4	14.8
Other expense - net	.5	(1.2)	1.7	1.0

Total other costs and expenses	32.3	89.2	119.1	164.4

Operating earnings (loss)	1.9	(58.0)	(16.6)	(73.3)
Interest
Income	.6	.2	1.4	1.2
Expense	(7.2)	(6.1)	(31.2)	(18.1)

Interest-net	(6.6)	(5.9)	(29.8)	(16.9)

Loss from continuing operations before income taxes	(4.7)	(63.9)	(46.4)	(90.2)
Provision for income taxes	.8	1.8	3.0	71.4

Loss from continuing operations	(5.5)	(65.7)	(49.4)	(161.6)
Discontinued operations net of income taxes	—	(2.0)	(.5)	(5.7)

Net loss	$(5.5)	$(67.7)	$(49.9)	$(167.3)

Loss per common share — basic and diluted
Continuing operations	$(.20)	$(1.95)	$(1.37)	$(4.81)
Discontinued operations	—	(.06)	(.01)	(.17)

Net loss	$(.20)	$(2.01)	$(1.38)	$(4.98)

Dividends per common share	$—	$—	$—	$.02

Weighted-average common shares outstanding assuming dilution (in thousands)	34,723	33,684	37,333	33,620

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets Milacron Inc. and Subsidiaries (Unaudited)

(In millions, except par value)	Sept. 30, 2004	Dec. 31, 2003

Assets
Current assets
Cash and cash equivalents	$40.5	$92.8
Notes and accounts receivable, less allowances of $12.5 in 2004 and $15.1 in 2003	126.5	93.8
Inventories
Raw materials	7.1	8.1
Work-in-process and finished parts	56.6	57.1
Finished products	65.1	67.1

Total inventories	128.8	132.3
Other current assets	52.5	45.2

Current assets of continuing operations	348.3	364.1
Assets of discontinued operations	—	7.2

Total current assets	348.3	371.3

Property, plant and equipment - net	129.0	140.8
Goodwill	83.8	83.8
Other noncurrent assets	112.5	115.6

Total assets	$673.6	$711.5

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Short-term borrowings	$10.2	$42.6
Long-term debt and capital lease obligations due within one year	5.6	117.3
Trade accounts payable	69.8	67.9
Advance billings and deposits	18.2	15.2
Accrued and other current liabilities	96.2	109.3

Current liabilities of continuing operations	200.0	352.3
Liabilities of discontinued operations	—	1.8

Total current liabilities	200.0	354.1

Long-term accrued liabilities	220.9	227.8
Long-term debt	235.8	163.5

Total liabilities	656.7	745.4
Commitments and contingencies	—	—
Shareholders' equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock	113.0	—
Common shares, $.01 par value in 2004 and $1.00 par value in 2003 (outstanding: 35.8 in 2004 and 34.8 in 2003)	.4	34.8
Capital in excess of par value	322.9	284.0
Contingent warrants	2.6	—
Accumulated deficit	(321.6)	(252.0)
Accumulated other comprehensive loss	(106.4)	(106.7)

Total shareholders' equity (deficit)	16.9	(33.9)

Total liabilities and shareholders' equity (deficit)	$673.6	$711.5

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders' Equity (Deficit) Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

4% Cumulative Preferred Shares
Balance at beginning and end of period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	113.1	—	—	—
Net proceeds from issuance	(.1)	—	94.9	—
Beneficial conversion feature	—	—	18.1	—

Balance at end of period	113.0	—	113.0	—
Common shares
Balance at beginning of period	322.7	318.0	318.8	317.3
Net restricted stock activity	—	—	3.1	.1
Reissuance of treasury shares	.6	.3	1.3	.9
Beneficial conversion feature related to Series A Notes	—	—	6.6	—
Conversion of Series A Notes to common stock	—	—	28.1	—
Conversion to Series B Preferred Stock	—	—	(34.6)	—

Balance at end of period	323.3	318.3	323.3	318.3
Contingent warrants
Balance at beginning of period	2.6	—	—	—
Issuance of contingent warrants	—	—	2.6	—

Balance at end of period	2.6	—	2.6	—
Accumulated deficit
Balance at beginning of period	(314.7)	(159.8)	(252.0)	(59.4)
Net loss for the period	(5.5)	(67.7)	(49.9)	(167.3)
Dividends paid and declared
4% Preferred shares	(1.4)	—	(1.6)	(.1)
Common shares	—	—	—	(.7)
Beneficial conversion feature related to Series B Preferred Stock	—	—	(18.1)	—

Balance at end of period	(321.6)	(227.5)	(321.6)	(227.5)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(108.8)	(120.9)	(106.7)	(129.8)
Foreign currency translation adjustment	2.5	(1.6)	.4	7.4
Other	(.1)	—	(.1)	(.1)

Balance at end of period	(106.4)	(122.5)	(106.4)	(122.5)

Total shareholders' equity (deficit)	$16.9	$(25.7)	$16.9	$(25.7)

Net loss for the period	$(5.5)	$(67.7)	$(49.9)	$(167.3)
Change in accumulated other comprehensive income (loss)	2.4	(1.6)	.3	7.3

Total comprehensive loss	$(3.1)	$(69.3)	$(49.6)	$(160.0)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows Milacron Inc. and Subsidiaries (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net loss	$(5.5)	$(67.7)	$(49.9)	$(167.3)
Operating activities providing (using) cash
Loss from discontinued operations	—	2.0	1.3	5.7
Net gain on divestiture	—	—	(.8)	—
Depreciaton and amortization	4.9	5.0	15.3	16.3
Refinancing costs	.4	—	21.4	—
Restructuring costs	2.3	6.4	5.1	18.6
Goodwill impairment charge	—	52.3	—	52.3
Deferred income taxes	2.1	(.3)	2.4	68.1
Working capital changes
Notes and accounts receivable	(1.0)	(8.2)	(32.6)	(6.3)
Inventories	.3	8.7	1.2	16.3
Other current assets	(1.8)	1.0	(7.5)	8.9
Trade accounts payable	(.2)	7.4	3.2	(5.7)
Other current liabilities	(2.9)	(10.1)	(11.6)	(29.5)
Decrease in other noncurrent assets	.5	2.8	2.3	1.0
Increase (decrease) in long-term accrued liabilities	(4.4)	2.1	(2.6)	(.4)
Other-net	.4	.4	1.8	1.5

Net cash provided (used) by operating activities	(4.9)	1.8	(51.0)	(20.5)
Investing activities cash flows
Capital expenditures	(1.4)	(1.1)	(4.3)	(4.1)
Net disposals of property, plant and equipment	.2	.1	.4	2.4
Divestitures	—	4.1	8.0	(20.3)
Acquisitions	—	—	—	(6.5)

Net cash provided (used) by investing activities	(1.2)	3.1	4.1	(28.5)
Financing activities cash flows
Issuance of long-term debt	—	—	219.8	—
Repayments of long-term debt	(.4)	(.7)	(261.0)	(1.7)
Increase (decrease) in short-term borrowings	9.1	(1.5)	67.4	(2.8)
Debt issuance costs	(3.0)	—	(24.9)	—
Dividends paid	(1.4)	—	(1.6)	(.8)

Net cash provided (used) by financing activities	4.3	(2.2)	(.3)	(5.3)
Effect of exchange rate fluctuations on cash and cash equivalents	.3	(.8)	(.9)	6.2
Cash flows related to discontinued operations	—	(6.3)	(4.2)	(11.4)

Decrease in cash and cash equivalents	(1.5)	(4.4)	(52.3)	(59.5)
Cash and cash equivalents at beginning of period	42.0	67.2	92.8	122.3

Cash and cash equivalents at end of period	$40.5	$62.8	$40.5	$62.8

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Basis of Presentation
      In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the notes captioned "Discontinued Operations," "Refinancing Costs," "Goodwill Impairment Charge" and "Restructuring Costs," necessary to present fairly the company's financial position, results of operations and cash flows.

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

Pro Forma Loss

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions, except per-share amounts)	2004	2003	2004	2003

Net loss as reported	$(5.5)	$(67.7)	$(49.9)	$(167.3)
Effect on reported loss of accounting for stock options at fair value	—	(.1)	(1.2)	(.5)

Pro forma net loss	$(5.5)	$(67.8)	$(51.1)	$(167.8)

Loss per common share -
basic and diluted
As reported	$(.20)	$(2.01)	$(1.38)	$(4.98)

Pro forma	$(.20)	$(2.01)	$(1.41)	$(4.99)

      The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Plan which triggered the early vesting of all outstanding stock options. Accordingly, the pro forma net loss amount for the nine months ended September 30, 2004 includes a charge of $.7 million in excess of the amount that would otherwise be reported to recognize all remaining compensation expense related to these stock options. As a result of the vesting in the second quarter and the related charge, there is no incremental pro forma expense in the third quarter of 2004.

Discontinued Operations
      In the third quarter of 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold the Valenite, Widia and Werkö metalcutting tools businesses that had been included in its former metalworking technologies segment and initiated plans for the sale of the round metalcutting tools and grinding wheels businesses. The disposition of the round metalcutting tools businesses was completed in the third quarter of 2003 in two separate transactions that resulted in a combined after-tax loss of $6.9 million. The grinding wheels business was sold on April 30, 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of this business which was adjusted to $3.4 million in the second quarter of 2004 to reflect the actual sale proceeds and sale-related costs.

      The round metalcutting tools and grinding wheels businesses are reported as discontinued operations in the Consolidated Condensed Financial Statements through the dates of their disposition. Operating results for these businesses are presented in the following table.

Loss From Discontinued Operations

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Sales	$—	$12.3	$9.6	$44.7

Operating loss	—	(1.6)	(.8)	(4.4)
Allocated interest expense	—	(.4)	(.1)	(1.3)
Other allocated costs	—	—	(.4)	—

Loss from operations (a)	—	(2.0)	(1.3)	(5.7)
Adjustment of loss on sale of grinding wheels business	—	—	.8	—

Total loss from discontinued operations	$—	$(2.0)	$(.5)	$(5.7)

(a) No current tax benefit could be recorded for the losses incurred in 2004 and 2003 (see Income Taxes).

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

Refinancing Costs
      During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). The company's refinancing costs in the second quarter totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. The second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston credit facility. An additional $.4 million of expense related to the tender offer was recorded in the third quarter of 2004. In the third quarter of 2003, the company charged to expense $1.0 million of costs incurred in that year in pursuing various alternatives to the 2004 refinancing transactions.

Goodwill Impairment Charge
      In the third quarter of 2003, the company recorded a preliminary goodwill impairment charge of $52.3 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The amount of the charge was increased to $65.6 million in the fourth quarter after the completion of appraisals of certain tangible and intangible assets. The charge resulted from a downward adjustment of the future cash flows expected to be generated by these businesses due to a delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to the company's European mold base and components business due to continued weakness in the markets it serves. The amount of the charge was determined based on a comparison of the present value of expected future cash flows to the value of the assets (including goodwill) and liabilities of the business.

Restructuring Costs
      During 2001, the company's management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company's existing European mold base and components business. These businesses are included in the mold technologies segment. The plan, which was substantially completed in 2003, involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe and the elimination of approximately 230 positions. The total cost of the plan was $11.0 million, of which $1.2 million was included in reserves for employee termination benefits that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.8 million was charged to expense, including $.6 million in the first three quarters of 2003. Of the total cost of the plan, $4.4 million related to employee termination costs, $2.5 million to facility exit costs and $4.1 million to other costs including $3.1 million to relocate employees, inventory and machinery. The cash cost of the integration will be approximately $9.5 million, of which $.2 million and $.1 million was spent in the first three quarters of 2003 and 2004, respectively. Cash costs for the remainder of 2004 are expected to be approximately $.3 million. The non-cash costs of the integration related principally to the write-down of one of the closed facilities to its expected realizable value. As of September 30, 2004 reserves for employee termination benefits and facility exit costs totaled $1.3 million and related principally to supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.

      In November 2002, the company announced two restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company's more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies - North America segment. The relocations, which involved the elimination of approximately 40 positions, are resulting in restructuring costs of $9.7 million, including $3.9 million in the first three quarters of 2003 and $1.8 million in the first three quarters of 2004. An additional $.2 million is expected to be expensed in the fourth quarter of 2004. The 2004 costs relate principally to completing the move of the mold making operation. Of the total cost of $9.7 million, $1.5 million relates to employee severance costs, $2.2 million to facility exit costs including adjustments of the carrying values of assets to be disposed of and plant closing costs, $1.9 million to inventory adjustments related to discontinued product lines and $4.1 million to other move-related costs including employee, inventory and machinery relocation. The cash cost of the relocations will be approximately $5.9 million, (including $1.7 million for severance and termination benefits) $.3 million for plant clean up costs and $3.9 million for other costs, principally to relocate inventory and machinery. The non-cash costs of $3.8 million relate principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.

      In November 2002, the company also announced that the manufacture of special mold bases for injection molding at the mold technologies segment's Monterey Park, California plant would be phased out and transferred to various other facilities in North America. The closure of the facility resulted in the elimination of 12 positions and restructuring costs of $1.4 million, including $.9 million in 2002 and $.5 million in the first three quarters of 2003. The total cost includes $.1 million for employee termination costs, $.6 million to adjust the carrying values of assets to be sold and plant closure costs and $.8 million for the relocation of equipment and other moving costs. The net cash cost of the closure was $.2 million, which is net of $1.5 million of proceeds from the sale of the facility. The non-cash costs were not significant.

      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.0 million. A total of $4.6 million was charged to expense for the restructuring in the first three quarters of 2003. In the fourth quarter, $.6 million of excess reserves for termination benefits and inventory adjustments that had been recorded earlier in the year were reversed. The restructuring involved the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy, which is included in the machinery technologies - Europe segment, and the elimination of approximately 35 positions. The final $4.0 million cost of the restructuring includes $3.3 million to adjust the carrying values of inventories for discontinued product lines to expected realizable values and $.7 million for severance and other termination benefits. The cash cost of the restructuring was $.9 million based on exchange rates in effect when the termination benefits were actually paid. The non-cash cost related almost entirely to the inventory adjustments discussed above.

      In the second quarter of 2003, the company initiated a plan to close the mold technologies segment's special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing operations to another facility. Certain other production was outsourced. The closure resulted in the elimination of approximately 65 positions and restructuring costs of $5.7 million, including $2.8 million to adjust the recorded value of the facility to expected realizable value, $2.3 million for severance and other termination benefits, $.4 million to relocate manufacturing equipment and $.2 million for plant clean up and other costs. The entire cost of the closure was recorded in 2003, including $2.8 million in the second quarter and $.1 million in the third quarter. The cash cost of this initiative was $2.7 million, substantially all of which - principally for severance-related costs - was spent in the second and third quarters of 2003. The non-cash costs of $3.0 million related principally to the write-down of the facility to expected realizable value.

      In the third quarter of 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production and warehousing (including the closure of one small facility and the downsizing of two others), closures of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.5 million to substantially complete them was expensed in the first three quarters of 2004. Of the total cost of the initiatives of $11.7 million, $3.7 million related to the machinery technologies - North America segment, $2.7 million to the machinery technologies - Europe segment, $5.0 million to the mold technologies segment and $.3 million to corporate expenses. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company's defined benefit pension plan for certain U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.1 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company's funding requirements in future years. The cash costs of the initiatives - including $6.9 million for severance and other termination benefits, $.4 million for lease termination and other facility exit costs and $1.2 million for other costs - are expected to total approximately $8.5 million. Of this amount, $3.5 million was spent in 2003 and another $4.4 million was spent in the first three quarters of 2004. Cash costs for the remainder of the year are expected to total approximately $.3 million. The non-cash costs of the 2003 initiatives will be approximately $3.2 million and relate principally to the early retirement benefits funded through the pension plan as discussed above. At September 30, 2004, reserves for the 2003 initiatives, most of which are expected to be utilized in the fourth quarter, totaled $.4 million.

      In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies - North America segment. These overhead reductions resulted in restructuring expense of $.7 million in the second quarter of 2004 and $.4 million in the third quarter. Termination benefits accounted for $.9 million of the total cost. Cash costs are expected to be $1.1 million, of which a total of $.5 million was spent in the second and third quarters of 2004. An additional $.3 million is expected to be spent in the fourth quarter of 2004 with the remainder being spent in 2005. The actions will result in the elimination of approximately 60 positions, all by the end of 2004. Reserves for the 2004 initiatives totaled $.5 million as of September 30, 2004 and are expected to be utilized in the fourth quarter of 2004 and in 2005.

      In the third quarter of 2004, the company elected to discontinue the sale of certain lines of blow molding systems in North America. This decision resulted in a third quarter charge of $1.7 million to adjust the carrying values of the related inventory to net realizable values.

      The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the third quarters of 2004 and 2003 and the nine month periods ended September 30, 2004 and 2003.

Restructuring Costs

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Accruals for termination benefits and facility exit costs	$.4	$1.0	$1.1	$4.6
Supplemental retirement benefits	—	3.2	—	3.2
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	1.7	—	1.7	3.8
Inventory and machinery relocation	—	.1	.5	1.2
Employee relocation and other move costs	.2	.2	.8	.6
Adjustments for assets to realizable values	—	.2	.3	1.3
Severance and facility exit costs	—	1.6	.7	3.5
Other	—	.1	.1	1.1
Reserve adjustments	—	—	—	.6

	2.3	6.4	5.1	18.0
Costs related to the EOC and Reform integration	—	—	—	.6

Total restructuring costs	$2.3	$6.4	$5.1	$18.6

      The amounts on the line captioned "Inventory adjustments related to product line discontinuation" are included in cost of products sold in the Consolidated Condensed Statements of Operations for the respective periods.

      As presented in the above table, the costs under the line captioned "Costs charged to expense as incurred" do not meet the conditions for accrual under accounting principles generally recognized in the U.S. and are therefore expensed when the related contractual liabilities are incurred. Accordingly, no reserves related to these costs have been established.

      The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations.

Restructuring Reserves

	Three Months Ended Sept. 30, 2004				Nine Months Ended Sept. 30, 2004

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.1	$—	$—	$1.1	$1.3	$—	$(.2)	$1.1
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.4	—	—	1.4	1.6	—	(.2)	1.4

Restructuring costs
Termination benefits	1.9	.2	(1.3)	1.1	4.5	.9	(4.6)	.8
Facility exit costs	.1	.2	—	.3	.4	.2	(.3)	.3

	2.0	.4	(1.3)	1.1	4.9	1.1	(4.9)	1.1

Total reserves related to
continuing operations	$3.4	$.4	$(1.3)	$2.5	$6.5	$1.1	$(5.1)	$2.5

	Three Months Ended Sept. 30, 2003				Nine Months Ended Sept. 30, 2003

(In millions)	Beginning Balance	Addi- tions	Usage and Other	Ending Balance	Beginning Balance	Addi- tions	Usage and Other	Ending Balance

EOC and Reform integration
Termination benefits	$1.4	$—	$—	$1.4	$1.7	$—	$(.3)	$1.4

Restructuring costs
Termination benefits	1.1	1.0	(.5)	1.6	3.1	4.6	(6.1)	1.6
Facility exit costs	—	—	—	—	.6	—	(.6)	—

	1.1	1.0	(.5)	1.6	3.7	4.6	(6.7)	1.6

Total reserves related to
continuing operations	$2.5	$1.0	$(.5)	$3.0	$5.4	$4.6	$(7.0)	$3.0

      Approximately $1.0 million of the $2.5 million of reserves related to restructuring actions is expected to be utilized in the fourth quarter of 2004. An additional $.4 million is expected to be used in the first half of 2005. A large majority of the remaining $1.1 million represents supplemental retirement benefits for certain employees that will be paid at a rate of approximately $.1 million per year for the next several years.

Retirement Benefit Plans
      The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the third quarters of 2004 and 2003 and the nine month periods ended September 30, 2004 and 2003.

Pension Expense

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Service cost	$1.0	$1.1	$3.2	$3.5
Interest cost	8.5	8.3	25.3	25.1
Expected return on plan assets	(8.8)	(9.8)	(26.3)	(28.9)
Supplemental retirement benefits (a)	—	3.2	—	3.2
Amortization of prior service cost	.2	.2	.6	.6
Amortization of unrecognized gains and losses	1.8	.7	5.2	2.4

Expense for the period	$2.7	$3.7	$8.0	$5.9

(a)	These amounts are included in the line captioned "Restructuring costs" in the Consolidated Condensed Statements of Operations for the respective periods.

Postretirement Healthcare Cost

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Service cost	$—	$—	$.1	$.1
Interest cost	.4	.4	1.1	1.1
Amortization of unrecognized gains and losses	(.1)	(.1)	(.2)	(.2)

Expense for the period	$.3	$.3	$1.0	$1.0

      The company expects to make contributions to the funded pension plan for certain U.S. employees totaling $4.2 million in 2004. Through the first three quarters, $3.7 million has been paid. Contributions will also be required in future years, including approximately $2.5 million in 2005.

      On December 18, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created new federal subsidies beginning in 2006 for employers that provide prescription drug coverage for their retirees. However, the subsidies will only be available to employers whose prescription drug coverage is determined to be "actuarially equivalent" to Medicare Part D. The principal postretirement health care plan for certain U.S. employees provides prescription drug coverage but due to the absence of definitive regulations for determining actuarial equivalency, the company is currently unable to determine the extent to which the subsidies will be available or their potential effect on postretirement health care costs. The company is evaluating its options regarding the Act, including potential modifications to the plan. However, the amounts presented in the preceding table reflect no adjustments related to the Act.

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

      At December 31, 2003, the company had a U.S. federal net operating loss carryforward of $63 million, of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Of the federal tax credit carryforwards, $6 million expire between 2008 and 2014 and $7 million have no expiration dates. Approximately 40% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2018. At December 31, 2003, additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expecte d to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration beyond 2023.

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

      During the second half of 2003, U.S. deferred tax assets increased by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million. As of December 31, 2003, U.S. deferred tax assets net of deferred tax liabilities totaled $162 million and U.S. valuation allowances totaled $89 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $7 million in the first three quarters of 2004. The company continues to rely on the availability of qualified tax planning strategies and tax carryforwards to conclude that valuation allowances are not required with respect to U.S. deferred tax assets that totaled approximately $73 million at December 31, 2003.

      Management will continue to reassess its conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders' equity in the period of the change.

      The company recorded a U.S. tax benefit of $2.1 million in the third quarter of 2004 with respect to a portion of its U.S. losses under special carryback provisions. No benefits could be recorded for the remainder of the loss incurred during the first nine months of the year. Certain non-U.S. operations were also precluded from recognizing tax benefits with respect to their losses. However, results for the first nine months of 2004 include tax expense related to operations in profitable non-U.S. jurisdictions. These factors resulted in a provision for income taxes of $3.0 million despite a pretax loss of $46.4 million. In the first three quarters of 2003, the provision for income taxes was $71.4 million which includes the $71 million charge discussed above and provisions for income taxes in certain non-U.S. jurisdictions.

Receivables
      During all of 2003 and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which the company maintained a reserve for doubtful accounts sufficient to cover estimated expenses. At December 31, 2003, approximately $33 million of accounts receivable related to continuing operations had been sold under this arrangement. This amount is reported as a reduction of accounts receivable in the Consolidated Condensed Balance Sheet at that date. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities for the nine months ended September 30, 2004 by $33 million.

      Certain of the company's non-U.S. subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At September 30, 2004 and December 31, 2003, the gross amounts of accounts receivable that had been sold under these arrangements totaled $3.9 million and $3.8 million, respectively. At September 30, 2004 and December 31, 2003, these amounts were partially collateralized with $3 million of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheets.

      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At September 30, 2004 and December 31, 2003, the company's maximum exposure under these arrangements totaled $7.8 million and $11.6 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment.

      Costs related to sales of notes receivable and to guarantees have not been material in the past.

Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $83.8 million at both September 30, 2004 and December 31, 2003. The company's other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Other Assets
      The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

(In millions)	Sept. 30, 2004	Dec. 31, 2003

Deferred Income Taxes	$27.5	$27.9
Refundable Income Taxes	4.5	2.7
Other	20.5	14.6

	$52.5	$45.2

Other Noncurrent Assets

(In millions)	Sept. 30, 2004	Dec. 31, 2003

Deferred income taxes net of valuation allowance	$67.3	$70.9
Intangible assets other than goodwill	5.4	6.5
Other	39.8	38.2

	$112.5	$115.6

Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

(In millions)	Sept. 30, 2004	Dec. 31, 2003

Accrued salaries, wages and other compensation	$23.0	$20.9
Taxes payable other than income taxes	7.1	10.8
Reserves for post-closing adjustments and transaction costs on divestitures	10.5	11.8
Accrued and deferred income taxes	6.8	8.0
Accrued insurance and self-insurance reserves	10.8	11.7
Other accrued expenses	38.0	46.1

	$96.2	$109.3

      The following table summarizes changes in the company's warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Balance at beginning of period	$7.2	$6.3	$8.1	$5.9
Accruals	.8	1.2	3.1	3.4
Payments	(.9)	(.1)	(3.8)	(.4)
Warranty expirations	(.7)	(.6)	(1.0)	(1.7)
Foreign currency translation adjustments	—	.2	—	(.2)

Balance at end of period	$6.4	$7.0	$6.4	$7.0

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

(In millions)	Sept. 30, 2004	Dec. 31, 2003

Accrued pensions and other compensation	$38.0	$42.5
Minimum pension liability	105.6	104.3
Accrued postretirement health care benefits	29.4	31.2
Accrued and deferred income taxes	21.7	21.5
Self-insurance reserves (a)	16.4	18.3
Other	9.8	10.0

	$220.9	$227.8

(a)	As presented on the above table, self-insurance reserves at September 30, 2004 are shown net of expected recoveries from excess liability carriers of approximately $8 million.

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

      On May 26, 2004, Milacron Escrow Corporation, a wholly-owned, direct subsidiary of the company created solely to issue notes and to merge with and into the company, issued $225 million in aggregate principal amount of 11½% Senior Secured Notes due 2011 in a private placement. The proceeds of this issuance were initially placed in escrow. On June 10, 2004, the conditions for release of the proceeds from escrow were satisfied, including the consummation of the merger of Milacron Escrow Corporation with and into the company.

      On June 10, 2004, (i) the common stock into which the Series A Notes were converted and (ii) the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of the company's convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, the company also entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.

      On June 10, 2004, the company applied the proceeds of the issuance of the 11½% Senior Secured Notes due 2011, together with $7.3 million in borrowings under the asset based facility and approximately $10.3 million of cash on hand, to:

  purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.'s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;
  terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. The company also used $17.4 million in availability under the asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;
  repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and
  pay transaction expenses.

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

Short-Term Borrowings
      The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

(In millions)	Sept. 30, 2004	Dec. 31, 2003

Asset based credit facility due 2008	$9.3	$—
Revolving credit facility due 2004	—	42.0
Borrowings under other lines of credit	.9	.6

	$10.2	$42.6

      Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest in the assets that secure the 11½% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under the facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory and is subject to other conditions and limitations, including an excess availability reserve (the minimum required availability) of $10 million and an additional $1 million hedging reserve as a result of an interest rate swap that was entered into on July 30, 2004 (see Long-Term Debt).

      Pursuant to the terms of the asset based facility, the cash the company receives from collection of receivables is subject to an automatic "sweep" to repay any outstanding borrowings under the asset based facility on a daily basis. As a result, the company relies on borrowings under the asset based facility as the primary source of cash for use in its North American operations. The availability of borrowings under the asset based facility is subject to the borrowing base limitations, including the excess availability and hedging reserves, which may be adjusted from time to time by the administrative agent at its discretion, and the satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of the company’s representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

      The asset based facility contains for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the facility, to be tested quarterly. The EBITDA requirement for the third quarter of 2004 was originally $11.6 million and the cumulative fourth quarter requirement was originally $25.9 million. However, the facility was amended on September 28, 2004, to reduce these requirements as more fully discussed below. The facility also contains a limit on capital expenditures to be complied with on a quarterly basis beginning with the third quarter of 2004. Thereafter, the company will have to comply with a fixed charge coverage ratio to be tested quarterly beginning in the fourth quarter of 2005.

      As discussed above, the asset based facility requires the company to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly through September 30, 2005. In response to a reassessment of projected earnings and EBITDA for the third and fourth fiscal quarters of 2004, the facility was amended on September 28, 2004 to reduce the minimum cumulative consolidated EBITDA requirement for the three consecutive calendar months ending September 30, 2004 from $11.6 million to $8.0 million and for the six consecutive calendar months ending December 31, 2004 from $25.9 million to $24.0 million. The minimum cumulative consolidated EBITDA requirement for the nine consecutive calendar months ending March 31, 2005, the twelve consecutive calendar months ending June 30, 2005 and the twelve consecutive calendar months ending September 30, 2005 remain unchanged at $32.3 million, $43.0 million and $48.4 million, respectively. Based on the company's current financial projections for the remainder of 2004 and for 2005, the company is not aware at this time of any reason why it would not be able to meet or exceed these covenant requirements. However, the company's ability to do so will be contingent on a number of factors, many of which are beyond its control. These include the company's need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, the need for no material decrease in price realization, the company's ability to absorb recent raw material price increases or pass such price increases through to customers, and the company's continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the minimum cumulative consolidated EBITDA requirements of its asset based facility, it will attempt to further renegotiate the financial covenant with its lenders to assure compliance. However, the company cannot control its lenders' actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company's 11½% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11½% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11½% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company's outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.

      At September 30, 2004, $22.4 million of the asset based credit facility was utilized, including borrowings of $9.3 million and letters of credit of $13.1 million. Under the terms of the facility, the company's additional borrowing capacity at September 30, 2004 was approximately $24.6 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility was 5.25%. The facility includes a number of covenants. On November 8, 2004, the company reached an agreement with the lenders to waive various technical defaults concerning certain inactive subsidiaries. A copy of the waiver is included in this Form 10-Q as Exhibit 10.41. The company was in compliance with all other covenants as of September 30, 2004.

      At September 30, 2004, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $26 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $12.5 million was available to the company under these lines under certain circumstances.

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

Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

(In millions)	Sept. 30, 2004	Dec. 31, 2003

11 1/2% Senior Secured Notes due 2011	$219.9	$—
8 3/8% Notes due March, 2004	—	115.0
7 5/8% Eurobonds due April, 2005	—	142.6
Capital lease obligations	15.8	17.1
Other	5.7	6.1

	241.4	280.8
Less current maturities	(5.6)	(117.3)

	$235.8	$163.5

      On March 15, 2004, the 8 3/8% Notes were repaid using a portion of the proceeds of the refinancing transactions entered into on March 12, 2004. On June 10, 2004, the company repurchased €114,990,000 of the 7 5/8% Eurobonds due 2005 following the completion of a tender offer for these obligations (see Refinancing Transactions).

      The 11½% Senior Secured Notes due 2011 are jointly and severally guaranteed on a senior secured basis by substantially all of the company's U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. The notes and guarantees are secured by a first priority security interest in certain of the company's U.S. assets other than those securing the asset based facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company's asset based credit facility on a first priority basis.

      Subject to a number of important limitations, exceptions and qualifications, the indenture governing the 11½% Senior Secured Notes due 2011 contains covenants that limit the ability of the company and its restricted subsidiaries to incur additional indebtedness, create liens, engage in sale and leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.

      As presented in the above table, the value of the 11½% Senior Secured Notes due 2011 is net of the unamortized portion of a $5.1 million discount at issuance. As a result of this discount, the effective interest rate for financial reporting purposes is approximately 12%.

      On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which matures on November 15, 2008, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of lowering interest expense for the third quarter of 2004 by $.4 million. Any positive or negative effects in future periods cannot be determined at this time.

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

      On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The 500,000 shares of Series B Preferred Stock are initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per share and have a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock using the proceeds of the rights offering that is discussed below. The initial conversion price will be reset to $1.75 per share of common stock effective June 30, 2005 if a test based on the company's financial performance for 2004 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $50 million in 2004. Based on the company's most recent internal projections, it is unlikely to generate $50 million of EBITDA in 2004. Assuming the conversion price reset were to take place as of September 30, 2004, the total number of common shares outstanding on an as converted basis would increase from approximately 86 million to approximately 93 million. To the extent not previously converted to common shares at the option of the holders, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the 4% Preferred Stock, as discussd below.

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

      As of September 30, 2004 Glencore Finance AG and Mizuho International plc collectively owned 100% of the Series B Preferred Stock which represents approximately 57% of the company's fully diluted common equity (on an as-converted basis). Glencore Finance AG has reported in a Schedule 13D amendment dated June 21, 2004 with the Securities and Exchange Commission (SEC) that it has sold an undivided participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 7.2% of the company's outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the recorded holder of such shares. If the company redeems a portion of the shares of Series B Preferred Stock with the proceeds of a rights offering (as described below), Glencore Finance AG's and Mizuho International plc's collective holdings would represent approximately 40% of the company's outstanding equity, with Triage's participation interest in Glencore Finance AG's holdings representing approximately 4.9% of the company's outstanding common equity, in each case on an as-converted basis and assuming (i) no pay-in-kind dividends on the Series B Preferred Stock have been paid (ii) full subscription to the rights offering and (iii) the redemption of 150,000 shares of Series B Preferred Stock with the proceeds of the rights offering.

      The Series B Preferred Stock includes a beneficial conversion feature of approximately $18 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.00 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Condensed Balance Sheet at September 30, 2004, the $18 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock and has been applied as a direct increase of accumulated deficit.

      On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The contingent warrants are exercisable only if a test based on the company's financial performance for 2005 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $60 million in 2005. If the test is not satisfied, the contingent warrants will be exercisable until March 25, 2011. If the test based on financial performance is satisfied, the contingent warrants will immediately terminate and will not be exercisable. The contingent warrants are included in shareholders' equity at an amount representative of their relative fair value in relation to the Series B Preferred Stock. If the contingent warrants do not become exercisable, their carrying value will be transferred to the carrying value of the Series B Preferred Stock. If they should be exercised, their carrying value will be included in the value of the newly issued common stock.

      On June 25, 2004, as permitted by the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering. The registration statement for the 16.3 million common shares was declared effective by the SEC on October 6, 2004. Pursuant to the rights offering, the holders of shares of common stock (other than common stock received upon the conversion of Series B Preferred Stock) were granted .452 rights for each share of common stock held as of 5:00 p.m., New York City time, on October 18, 2004. The number of rights granted to each holder of common stock was rounded up to the nearest whole number. Each right is exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which the company may cancel at any time, is scheduled to expire at 5:00 p.m., New York City time, on November 22, 2004, unless extended, at the company's discretion, to a date no later than January 7, 2005. At its option, the company plans to (but is not required to) redeem up to 150,000 shares of Series B Preferred Stock at a price of $210.00 per share using the proceeds of the rights offering.

      In addition to the Series B Preferred Stock, at September 30, 2004 and December 31, 2003, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company's certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless "consolidated net current assets," and "consolidated net tangible assets," in both cases as defined in the company's certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.

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

      In the first three quarters of 2004, a total of 309,940 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans. This reduction in treasury shares was more than offset by the cancellation of 432,132 restricted shares (including shares cancelled to cover withholding taxes) that were added to the treasury share balance in lieu of their cancellation. At September 30, 2004 the treasury share balance was 15,298,167 which includes the 15.0 million shares into which the Series A debt was converted which were subsequently exchanged for Series B Preferred Stock on June 10, 2004.

      In the first three quarters of 2003, a total of 208,345 treasury shares were reissued in connection with grants of restricted shares and contributions to employee benefit plans. These reductions in treasury shares were partially offset by the cancellation of 87,943 restricted shares that had been granted in prior years.

Comprehensive Loss
      Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Net loss	$(5.5)	$(67.7)	$(49.9)	$(167.3)
Foreign currency translation adjustments	2.5	(1.6)	.4	7.4
Change in fair value of foreign currency exchange contracts	(.1)	—	(.1)	(.1)

Total comprehensive loss	$(3.1)	$(69.3)	$(49.6)	$(160.0)

      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

(In millions)	Sept. 30, 2004	Dec. 31, 2003

Foreign currency translation adjustments	$(25.6)	$(26.1)
Minimum pension liability adjustment	(80.8)	(80.8)
Fair value of foreign currency exchange contracts	—	.2

	$(106.4)	$(106.7)

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

Organization
      The company has four business segments: machinery technologies - North America, machinery technologies - Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the "Organization" note to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results by segment for the third quarters of 2004 and 2003 and for the nine month periods ended September 30, 2004 and 2003 are presented in the following tables.

Total Sales by Segment

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Plastics technologies
Machinery technologies — North America	$77.2	$71.6	$237.7	$234.6
Machinery technologies — Europe	37.5	33.4	122.4	107.3
Mold technologies	39.6	39.1	122.8	126.7
Eliminations (a)	(.4)	(.3)	(2.3)	(4.6)

Total plastics technologies	153.9	143.8	480.6	464.0
Industrial fluids	26.6	26.4	80.6	78.0

Total sales	$180.5	$170.2	$561.2	$542.0

(a)	Represents the elimination of sales among plastics technologies segments.

Customer Sales by Segment

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Plastics technologies
Machinery technologies — North America	$77.0	$71.5	$237.2	$233.5
Machinery technologies — Europe	37.3	33.2	120.6	103.8
Mold technologies	39.6	39.1	122.8	126.7

Total plastics technologies	153.9	143.8	480.6	464.0
Industrial fluids	26.6	26.4	80.6	78.0

Total sales	$180.5	$170.2	$561.2	$542.0

Operating Information by Segment

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$4.1	$.9	$6.9	$1.4
Machinery technologies — Europe	(.3)	(.4)	2.1	(2.9)
Mold technologies	1.1	.1	2.4	.5

Total plastics technologies	4.9	.6	11.4	(1.0)
Industrial fluids	2.8	4.8	8.7	12.0
Goodwill impairment charge (b)	—	(52.3)	—	(52.3)
Refinancing costs	(.4)	(1.0)	(21.4)	(1.0)
Restructuring costs (c)	(2.3)	(6.4)	(5.1)	(18.6)
Corporate expenses	(2.6)	(3.1)	(8.8)	(10.3)
Other unallocated expenses (d)	(.5)	(.6)	(1.4)	(2.1)

Operating earnings (loss)	1.9	(58.0)	(16.6)	(73.3)
Interest expense-net	(6.6)	(5.9)	(29.8)	(16.9)

Loss before income taxes	$(4.7)	$(63.9)	$(46.4)	$(90.2)

(a)	For the nine months ended September 30, 2003, includes royalty income of $4.5 million from the licensing of patented technology.
(b)	Relates to the mold technologies segment.
(c)	In the third quarter of 2004, the entire amount relates to machinery technologies - North America. In the third quarter of 2003, $3.9 million relates to machinery technologies - North America, $.7 million relates to machinery technologies - Europe, $1.5 million relates to mold technologies and $.3 million relates to corporate expenses. For the nine months ended September 30, 2004, $4.5 million relates to machinery technologies - North America, $.2 million relates to machinery technologies - Europe and $.4 million relates to mold technologies. For the nine months ended September 30, 2003, $7.6 million relates to machinery technologies - North America, $5.3 million relates to machinery technologies - Europe, $5.4 million relates to mold technologies and $.3 million relates to corporate expenses.
(d)	Represents financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.

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

Subequent Event
      On October 6, 2004, the company announced that the registration statement related to its previously announced intention to issue up to 16.3 million additional common shares through a rights offering had been declared effective by the SEC (see Shareholders' Equity).

Condensed Consoldating Financial Information
      On May 26, 2004, 11½% Senior Secured Notes due 2011 were issued by Milacron Escrow Corporation, a wholly-owned, direct subsidiary of Milacron Inc. created solely to issue the Senior Secured Notes and to merge with and into Milacron Inc. The merger of Milacron Escrow Corporation with and into Milacron Inc. was completed on June 10, 2004. Also on June 10, 2004, the Senior Secured Notes were jointly, severally, fully and unconditionally guaranteed by the company’s U.S. and Canadian restricted subsidiaries and by Milacron Capital Holdings B.V. Following are unaudited condensed consolidating financial statements of the company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Secured Notes. The following condensed consolidating financial statements present the balance sheet, statement of operations and cash flows of (i) Milacron Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of Milacron Inc., (iii) the nonguarantor subsidiaries of Milacron Inc., and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying unaudited consolidated condensed financial statements of the company.

Consolidating Statement of Operations

	Three Months Ended September 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$117.4	$69.7	$(6.6)	$180.5
Cost of products sold	.5	95.7	55.0	(6.6)	144.6
Cost of products sold related to restructuring	—	1.7	—	—	1.7

Total cost of products sold	.5	97.4	55.0	(6.6)	146.3

Manufacturing Margins	(.5)	20.0	14.7	—	34.2

Other costs and expenses
Selling and administrative	4.5	12.7	13.6	—	30.8
Refinancing costs	.4	—	—	—	.4
Restructuring costs	.1	.5	—	—	.6
Other - net	.6	(.4)	.3	—	.5

Total other costs and expenses	5.6	12.8	13.9	—	32.3

Operating earnings (loss)	(6.1)	7.2	.8	—	1.9
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(5.6)	5.8	(.2)	—	—
Equity in (earnings) losses of subsidiaries	3.5	(1.4)	—	(2.1)	—

Total other non-operating expense (income)	(5.2)	7.5	(.2)	(2.1)	—

Earnings (loss) from cotinuing operations before interest and income taxes	(.9)	(.3)	1.0	2.1	1.9
Interest expense - net	(6.7)	.4	(.3)	—	(6.6)

Earnings (loss) from cotinuing operations before income taxes	(7.6)	.1	.7	2.1	(4.7)
Provision for income taxes	(2.1)	.1	2.8	—	.8

Earnings (loss) from cotinuing operations	(5.5)	—	(2.1)	2.1	(5.5)
Discontinued operations - net of income taxes	—	—	—	—	—

Net earnings (loss)	$(5.5)	$—	$(2.1)	$2.1	$(5.5)

Consolidating Statement of Operations

	Nine Months Ended September 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$360.0	$218.7	$(17.5)	$561.2
Cost of products sold	4.5	298.9	171.1	(17.5)	457.0
Cost of products sold related to restructuring	—	1.7	—	—	1.7

Total cost of products sold	4.5	300.6	171.1	(17.5)	458.7

Manufacturing Margins	(4.5)	59.4	47.6	—	102.5

Other costs and expenses
Selling and administrative	12.5	38.6	41.5	—	92.6
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	2.7	.6	—	3.4
Other - net	1.5	(.2)	.4	—	1.7

Total other costs and expenses	29.9	46.7	42.5	—	119.1

Operating earnings (loss)	(34.4)	12.7	5.1	—	(16.6)
Other non-operating expense (income)
Intercompany management fees	(9.1)	9.1	—	—	—
Intercompany interest	(8.9)	9.5	(.6)	—	—
Equity in (earnings) losses of subsidiaries	11.6	(12.8)	—	1.2	—

Total other non-operating expense (income)	(6.4)	5.8	(.6)	1.2	—

Earnings (loss) from cotinuing operations before interest and income taxes	(28.0)	6.9	5.7	(1.2)	(16.6)
Interest expense - net	(24.8)	(4.5)	(.5)	—	(29.8)

Earnings (loss) from cotinuing operations before income taxes	(52.8)	2.4	5.2	(1.2)	(46.4)
Provision for income taxes	(2.1)	.4	4.7	—	3.0

Earnings (loss) from cotinuing operations	(50.7)	2.0	.5	(1.2)	(49.4)
Discontinued operations - net of income taxes	.8	(1.3)	—	—	(.5)

Net earnings (loss)	$(49.9)	$.7	$.5	$(1.2)	$(49.9)

Consolidating Statement of Operations

	Three Months Ended September 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$108.2	$65.6	$(3.6)	$170.2
Cost of products sold	(.1)	90.7	52.0	(3.6)	139.0

Manufacturing Margins	.1	17.5	13.6	—	31.2

Other costs and expenses
Selling and administrative	2.9	14.3	13.5	—	30.7
Goodwill impairment charge	—	52.3	—	—	52.3
Refinancing costs	1.0	—	—	—	1.0
Restructuring costs	.4	4.9	1.1	—	6.4
Other - net	(1.9)	.3	.4	—	(1.2)

Total other costs and expenses	2.4	71.8	15.0	—	89.2

Operating loss	(2.3)	(54.3)	(1.4)	—	(58.0)
Other non-operating expense (income)
Intercompany management fees	(3.4)	3.4	—	—	—
Intercompany interest	(1.3)	1.4	(.1)	—	—
Equity in (earnings) losses of subsidiaries	66.6	(11.8)	—	(54.8)	—

Total other non-operating expense (income)	61.9	(7.0)	(.1)	(54.8)	—

Earnings (loss) from cotinuing operations before interest and income taxes	(64.2)	(47.3)	(1.3)	54.8	(58.0)
Interest expense - net	(3.5)	(2.1)	(.3)	—	(5.9)

Earnings (loss) from cotinuing operations before income taxes	(67.7)	(49.4)	(1.6)	54.8	(63.9)
Provision for income taxes	—	.1	1.7	—	1.8

Earnings (loss) from cotinuing operations	(67.7)	(49.5)	(3.3)	54.8	(65.7)
Discontinued operations - net of income taxes	—	(2.0)	—	—	(2.0)

Net earnings (loss)	$(67.7)	$(51.5)	$(3.3)	$54.8	$(67.7)

Consolidating Statement of Operations

	Nine Months Ended September 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Sales	$—	$356.2	$201.1	$(15.3)	$542.0
Cost of products sold	(.7)	301.7	161.4	(15.3)	447.1
Cost of products sold related to restructuring	—	—	3.8	—	3.8

Total cost of products sold	(.7)	301.7	165.2	(15.3)	450.9

Manufacturing Margins	.7	54.5	35.9	—	91.1

Other costs and expenses
Selling and administrative	10.7	42.9	41.7	—	95.3
Goodwill impairment charge	—	52.3	—	—	52.3
Refinancing costs	1.0	—	—	—	1.0
Restructuring costs	.8	8.7	5.3	—	14.8
Other - net	(.4)	1.7	(.3)	—	1.0

Total other costs and expenses	12.1	105.6	46.7	—	164.4

Operating earnings (loss)	(11.4)	(51.1)	(10.8)	—	(73.3)
Other non-operating expense (income)
Intercompany management fees	(10.2)	10.2	—	—	—
Intercompany interest	(4.2)	4.8	(.6)	—	—
Equity in (earnings) losses of subsidiaries	90.3	(71.7)	—	(18.6)	—

Total other non-operating expense (income)	75.9	(56.7)	(.6)	(18.6)	—

Earnings (loss) from cotinuing operations before interest and income taxes	(87.3)	5.6	(10.2)	18.6	(73.3)
Interest expense - net	(9.8)	(6.7)	(.4)	—	(16.9)

Earnings (loss) from continuing operations before income taxes	(97.1)	(1.1)	(10.6)	18.6	(90.2)
Provision (benefit) for income taxes	70.2	(1.5)	2.7	—	71.4

Earnings (loss) from continuing operations	(167.3)	.4	(13.3)	18.6	(161.6)
Discontinued operations - net of income taxes	—	(5.7)	—	—	(5.7)

Net earnings (loss)	$(167.3)	$(5.3)	$(13.3)	$18.6	$(167.3)

Consolidating Balance Sheet

	September 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(1.9)	$9.9	$32.5	$—	$40.5
Notes and accounts receivable (excluding intercompany receivables)	1.4	71.6	53.5	—	126.5
Inventories	—	68.8	60.0	—	128.8
Other current assets	19.7	11.7	21.1	—	52.5
Intercompany receivables (payables)	(320.6)	223.6	99.3	(2.3)	—

Total current assets	(301.4)	385.6	266.4	(2.3)	348.3

Property, plant and equipment - net	1.1	62.5	65.4	—	129.0
Goodwill	—	52.5	31.3	—	83.8
Investment in subsidiaries	295.0	178.9	(15.9)	(458.0)	—
Intercompany advances - net	445.4	(478.4)	33.0	—	—
Other noncurrent assets	35.1	73.3	4.1	—	112.5

Total assets	$475.2	$274.4	$384.3	$(460.3)	$673.6

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Borrowings under lines of credit	$9.3	$—	$.9	$—	$10.2
Long-term debt and capital lease obligations due within one year	.9	—	4.7	—	5.6
Trade accounts payable	8.0	34.4	27.4	—	69.8
Advance billings and deposits	—	12.6	5.6	—	18.2
Accrued and other current liabilities	39.7	44.1	12.4	—	96.2

Total current liabilities	57.9	91.1	51.0	—	200.0

Long-term accrued liabilities	171.8	9.9	39.2	—	220.9
Long-term debt	228.6	—	7.2	—	235.8

Total liabilities	458.3	101.0	97.4	—	656.7

Shareholders' equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	113.0	—	—	—	113.0
Common shares, $1.00 par value	.4	25.4	12.8	(38.2)	.4
Capital in excess of par value	322.9	316.4	78.7	(395.1)	322.9
Contingent warrants	2.6	—	—	—	2.6
Reinvested earnings (deficit)	(321.6)	(146.0)	185.1	(39.1)	(321.6)
Accumulated other comprehensive income (loss)	(106.4)	(22.4)	10.3	12.1	(106.4)

Total shareholders' equity (deficit)	16.9	173.4	286.9	(460.3)	16.6

Total liabilities and shareholders' equity (deficit)	$475.2	$274.4	$384.3	$(460.3)	$673.6

Consolidating Balance Sheet

	December 31, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$26.7	$14.3	$51.8	$—	$92.8
Notes and accounts receivable (excluding intercompany receivables)	1.7	35.3	56.8	—	93.8
Inventories	—	72.6	59.7	—	132.3
Other current assets	13.9	11.0	20.3	—	45.2
Intercompany receivables (payables)	(325.4)	233.0	94.7	(2.3)	—

Current assets of continuing operations	(283.1)	366.2	283.3	(2.3)	364.1
Assets of discontinued operations	—	7.2	—	—	7.2

Total current assets	(283.1)	373.4	283.3	(2.3)	371.3

Property, plant and equipment - net	1.3	69.5	70.0	—	140.8
Goodwill	—	52.3	31.5	—	83.8
Investment in subsidiaries	300.5	197.9	(15.7)	(482.7)	—
Intercompany advances - net	297.8	(332.4)	34.6	—	—
Other noncurrent assets	32.7	72.9	10.0	—	115.6

Total assets	$349.2	$433.6	$413.7	$(485.0)	$711.5

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Short-term borrowings	$42.0	$—	$.6	$—	$42.6
Long-term debt and capital lease obligations due within one year	115.9	—	1.4	—	117.3
Trade accounts payable	2.6	31.9	33.4	—	67.9
Advance billings and deposits	—	9.6	5.6	—	15.2
Accrued and other current liabilities	35.5	55.5	18.3	—	109.3

Current liabilities of continuing operations	196.0	97.0	59.3	—	352.3
Liabilities of discontinued operations	—	1.8	—	—	1.8

Total current liabilities	196.0	98.8	59.3	—	354.1

Long-term accrued liabilities	177.8	10.3	39.7	—	227.8
Long-term debt	9.3	142.6	11.6	—	163.5

Total liabilities	383.1	251.7	110.6	—	745.4

Shareholders' equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
Common shares	34.8	34.4	12.8	(47.2)	34.8
Capital in excess of par value	284.0	294.1	78.2	(372.3)	284.0
Reinvested earnings (deficit)	(252.0)	(122.3)	200.3	(78.0)	(252.0)
Accumulated other comprehensive income (loss)	(106.7)	(24.3)	11.8	12.5	(106.7)

Total shareholders' equity (deficit)	(33.9)	181.9	303.1	(485.0)	(33.9)

Total liabilities and shareholders' equity (deficit)	$349.2	$433.6	$413.7	$(485.0)	$711.5

Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(5.5)	$—	$(2.1)	$2.1	$(5.5)
Operating activities providing (using) cash
Depreciation	.1	2.6	1.8	—	4.5
Amortization of intangibles	—	.4	—	—	.4
Refinancing costs	.4	—	—	—	.4
Restructuring costs	.1	2.2	—	—	2.3
Equity in (earnings) losses to subsidiaries	6.4	(1.3)	—	(5.1)	—
Distributions from equity subsidiaries	—	(2.9)	(.1)	3.0	—
Deferred income taxes	—	—	2.1	—	2.1
Working capital changes
Notes and accounts receivable	.5	(5.6)	4.1	—	(1.0)
Inventories	1.0	.2	(.9)	—	.3
Other curernt assets	1.5	(2.7)	(.6)	—	(1.8)
Trade accounts payable	1.0	2.5	(3.7)	—	(.2)
Other current liabilities	4.5	(3.5)	(3.9)	—	(2.9)
Decrease in other noncurrent assets	.2	—	.3	—	.5
Decrease in long-term accrued liabilities	(2.9)	(.1)	(1.4)	—	(4.4)
Other - net	.4	(.3)	.3	—	.4

Net cash provided (used) by operating activities	7.7	(8.5)	(4.1)	—	(4.9)
Investing activities cash flows
Capital expenditures	—	(.5)	(.9)	—	(1.4)
Net disposal of property, plant and equipment	—	.1	.1	—	.2

Net cash used by investing activities	—	(.4)	(.8)	—	(1.2)
Financing activities cash flows
Dividends paid	(1.4)	—	—	—	(1.4)
Debt issuance cost	(3.0)	—	—	—	(3.0)
Repayments of long-term debt	(.1)	—	(.3)	—	(.4)
Increase (decrease) in short-term borrowings	9.3	—	(.2)	—	9.1

Net cash provided (used) by financing activities	4.8	—	(.5)	—	4.3
Intercompany receivables and payables	.2	.2	(.4)	—	—
Intercompany advances	(11.5)	7.8	3.7	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	.1	—	.3

Increase (decrease) in cash and cash equivalents	1.2	(.7)	(2.0)	—	(1.5)
Cash and cash equivalents at beginning of period	(3.1)	10.6	34.5	—	42.0

Cash and cash equivalents at end of period	$(1.9)	$9.9	$32.5	$—	$40.5

Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2004

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(49.9)	$.7	$.5	$(1.2)	$(49.9)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	—	—	1.3
Net gain on divestitures	(.8)	—	—	—	(.8)
Depreciation	.2	8.4	5.7	—	14.3
Amortization of intangibles	—	1.0	—	—	1.0
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	4.4	.6	—	5.1
Equity in (earnings) losses of subsidiaries	20.4	2.9	—	(23.3)	—
Distributions from equity subsidiaries	—	(8.8)	(15.7)	24.5	—
Deferred income taxes	(3.3)	1.8	3.9	—	2.4
Working capital changes
Notes and accounts receivable	.5	(36.2)	3.1	—	(32.6)
Inventories	—	2.1	(.9)	—	1.2
Other curernt assets	(2.8)	(3.7)	(1.0)	—	(7.5)
Trade accounts payable	6.4	2.5	(5.7)	—	3.2
Other current liabilities	5.3	(12.8)	(4.1)	—	(11.6)
Decrease in other noncurrent assets	1.7	.2	.4	—	2.3
Decrease in long-term accrued liabilities	(1.7)	(.6)	(.3)	—	(2.6)
Other - net	9.5	(8.3)	.6	—	1.8

Net cash provided (used) by operating activities	1.4	(39.5)	(12.9)	—	(51.0)
Investing activities cash flows
Capital expenditures	—	(2.2)	(2.1)	—	(4.3)
Net disposal of property, plant and equipment	—	.2	.2	—	.4
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(2.0)	(1.9)	—	4.1
Financing activities cash flows
Dividends paid	(1.6)	—	—	—	(1.6)
Debt issuance cost	(24.9)	—	—	—	(24.9)
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.5)	(144.7)	(.8)	—	(261.0)
Increase in short-term borrowings	67.2	—	.2	—	67.4

Net cash provided (used) by financing activities	145.0	(144.7)	(.6)	—	(.3)
Intercompany receivables and payables	(27.1)	31.6	(4.5)	—	—
Intercompany advances	(147.6)	146.0	1.6	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.1	(1.0)	—	(.9)
Cash flows related to discontinued operations	(8.3)	4.1	—	—	(4.2)

Decrease in cash and cash equivalents	(28.6)	(4.4)	(19.3)	—	(52.3)
Cash and cash equivalents at beginning of period	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of period	$(1.9)	$9.9	$32.5	$—	$40.5

Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(67.7)	$(51.5)	$(3.3)	$54.8	$(67.7)
Operating activities providing (using) cash
Loss from discontinued operations	—	2.0	—	—	2.0
Depreciation	—	2.8	1.9	—	4.7
Amortization of intangibles	—	.3	—	—	.3
Restructuring costs	.4	4.9	1.1	—	6.4
Equity in (earnings) losses of subsidiaries	69.9	(.9)	—	(69.0)	—
Distributions from equity subsidiaries	—	(3.3)	(10.9)	14.2	—
Goodwill impairment charge	—	52.3	—	—	52.3
Deferred income taxes	—	—	(.3)	—	(.3)
Working capital changes
Notes and accounts receivable	(2.1)	(10.6)	4.5	—	(8.2)
Inventories	(.7)	6.1	3.3	—	8.7
Other curernt assets	—	.8	.2	—	1.0
Trade accounts payable	.8	7.1	(.5)	—	7.4
Other current liabilities	(2.9)	(6.1)	(1.1)	—	(10.1)
Decrease in other noncurrent assets	1.5	.9	.4	—	2.8
Increase (decrease) in long-term accrued liabilities	2.4	(.6)	.3	—	2.1
Other - net	13.1	(13.1)	.4	—	.4

Net cash provided (used) by operating activities	14.7	(8.9)	(4.0)	—	1.8
Investing activities cash flows
Capital expenditures	—	(.7)	(.4)	—	(1.1)
Net disposal of property, plant and equipment	—	.1	—	—	.1
Divestitures	4.1	—	—	—	4.1

Net cash provided (used) by investing activities	4.1	(.6)	(.4)	—	3.1
Financing activities cash flows
Repayments of long-term debt	(.2)	—	(.5)	—	(.7)
Decrease in short-term borrowings	—	—	(1.5)	—	(1.5)

Net cash used by financing activities	(.2)	—	(2.0)	—	(2.2)
Intercompany receivables and payables	(35.1)	33.7	1.4	—	—
Intercompany advances	22.2	(21.4)	(.8)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(.8)	—	(.8)
Cash flows related to discontinued operations	(4.1)	(2.2)	—	—	(6.3)

Increase (decrease) in cash and cash equivalents	1.6	.6	(6.6)	—	(4.4)
Cash and cash equivalents at beginning of period	10.5	8.3	48.4	—	67.2

Cash and cash equivalents at end of period	$12.1	$8.9	$41.8	$—	$62.8

Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2003

(In millions)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations & Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents

Operating activities cash flows
Net earnings (loss)	$(167.3)	$(5.3)	$(13.3)	$18.6	$(167.3)
Operating activities providing (using) cash
Loss from discontinued operations	—	5.7	—	—	5.7
Depreciation	.3	9.4	5.6	—	15.3
Amortization of intangibles	—	1.0	—	—	1.0
Restructuring costs	.8	8.7	9.1	—	18.6
Equity in (earnings) losses of subsidiaries	100.0	(51.3)	—	(48.7)	—
Distributions in equity subsidiaries	—	(9.7)	(20.4)	30.1	—
Goodwill impairment charge	—	52.3	—	—	52.3
Deferred income taxes	67.7	—	.4	—	68.1
Working capital changes
Notes and accounts receivable	(1.9)	(8.6)	4.2	—	(6.3)
Inventories	(.7)	10.1	6.9	—	16.3
Other curernt assets	9.1	.8	(1.0)	—	8.9
Trade accounts payable	1.3	(6.2)	(.8)	—	(5.7)
Other current liabilities	(4.3)	(21.9)	(3.3)	—	(29.5)
Decrease (increase) in other noncurrent assets	(.6)	1.2	.4	—	1.0
Increase (decrease) in long-term accrued liabilities	1.8	(.8)	(1.4)	—	(.4)
Other - net	13.7	(12.6)	.4	—	1.5

Net cash provided (used) by operating activities	19.9	(27.2)	(13.2)	—	(20.5)
Investing activities cash flows
Capital expenditures	—	(3.0)	(1.1)	—	(4.1)
Net disposal of property, plant and equipment	.5	1.7	.2	—	2.4
Acquisitions	—	(2.9)	(3.6)	—	(6.5)
Divestitures	(20.3)	—	—	—	(20.3)

Net cash provided (used) by investing activities	(19.8)	(4.2)	(4.5)	—	(28.5)
Financing activities cash flows
Dividends paid	(.8)	—	—	—	(.8)
Repayments of long-term debt	(.7)	—	(1.0)	—	(1.7)
Decrease in short-term borrowings	—	—	(2.8)	—	(2.8)

Net cash used by financing activities	(1.5)	—	(3.8)	—	(5.3)
Intercompany receivables and payables	(8.1)	50.3	(42.2)	—	—
Intercompany advances	4.3	(10.5)	6.2	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.4	5.8	—	6.2
Cash flows related to discontinued operations	(4.1)	(7.3)	—	—	(11.4)

Increase (decrease) in cash and cash equivalents	(9.3)	1.5	(51.7)	—	(59.5)
Cash and cash equivalents at beginning of period	21.4	7.4	93.5	—	122.3

Cash and cash equivalents at end of period	$12.1	$8.9	$41.8	$—	$62.8

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

Refinancing Activities
      An important accomplishment in 2004 was the establishment of a new long-term capital structure, which addressed, among other things, approximately $200 million of debt and other obligations that had been temporarily refinanced at the end of the first quarter. Specifically, on March 12, 2004, we had entered into an agreement with Glencore Finance AG and Mizuho International plc whereby they jointly provided us with $100 million in new capital in the form of exchangeable securities. This new capital, together with existing cash balances, was used to repay our outstanding $115 million in senior U.S. notes due March 15, 2004. In addition, to replace our maturing revolving credit agreement with our bank group, we successfully negotiated with Credit Suisse First Boston a new $140 million agreement consisting of a $65 million revolving facility and a $75 million term loan facility. At close, $84 million of this new facility was drawn to retire our then-existing revolving credit facility and to terminate our then-existing receivables purchase program. On April 15, 2004 Glencore and Mizuho converted $30 million of Series A Notes to 15 million shares of our common stock.

      When we released our first quarter results on April 26, 2004, we also announced the second step in our plan to revitalize our capital structure: our intention to refinance the $140 million Credit Suisse First Boston credit facility and to retire €115 million in Eurobonds due 2005. The following day we launched a tender offer for these bonds and, at the time of the expiration of the offer, 99.99% of the bonds had been validly tendered and not withdrawn. In May, we successfully issued $225 million of 11½% Senior Secured Notes in a private placement to qualified purchasers pursuant to Rule 144A, contingent on shareholder approval of a number of key proposals. At our annual meeting on June 9, 2004, shareholders approved the proposals necessary to enable us to complete our refinancing. As a result, on June 10, 2004, we repurchased the Eurobonds and replaced our $140 million Credit Suisse First Boston credit facility with a $75 million asset-based revolving credit facility led by JPMorgan Chase Bank. Also on this day, we issued to Glencore and Mizuho $100 million of 6% convertible preferred stock in exchange for their 15 million shares of common stock and $70 million of Series B Notes.

Operating Results
      Recent sharp increases in oil and resin prices have negatively affected our customers' operating costs which we believe has delayed their plans to purchase new equipment. Nonetheless, our third quarter results showed good progress on a year-over-year basis. We reported a net loss of $5.5 million, or $0.20 per share, in the third quarter of 2004 on sales of $181 million. The loss included, on an after-tax basis, $2.3 million in restructuring costs, as well as $.4 million in refinancing costs. In comparison, in the third quarter of 2003 we had a net loss of $67.7 million, or $2.01 per share, on sales of $170 million. The year-ago loss included a goodwill impairment charge of $52.3 million (with no tax benefit), $6.3 million in after-tax restructuring costs and $1.0 million in refinancing costs, as well as $2.0 million in losses from discontinued operations.

      Our new orders in the third quarter of 2004 were $183 million, compared to $176 million in the same quarter a year ago. Orders for plastics machinery in North America accounted for most of the increase, as favorable currency translation effects offset declines in Europe.

      Manufacturing margins in the third quarter were 18.9%, up from 18.3% in the same quarter of 2003

Outlook
      Our outlook in the fourth quarter and for 2005 remains positive. The recovery in the plastics industry is behind where most experts had predicted it to be by this time, which we attribute to rising resin prices. However, we are encouraged by recent order trends, particularly in North America, and for 2005 we are projecting a 5% to 7% overall growth in sales. In Western Europe, we are encouraged by our experience at the "K2004" show, the largest plastics trade exposition in the world, where we introduced a number of new, technologically advanced products. In Eastern Europe and Asia, growth continues to be strong, and we are rapidly expanding our presence in these markets.

      We remain committed to finding better ways to help our customers improve their competitiveness while improving our own performance in this challenging environment. And we believe that our continued improvements in operating efficiency, coupled with modestly higher sales volumes, should enable us to approach breakeven in the fourth quarter and return to profitability in 2005.

Presence Outside the U.S.
      In the first three quarters of 2004, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Canada and Mexico 7%; Asia 8%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders' equity. During the first nine months of 2004, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2003. As a result, we experienced favorable currency translation effects on sales and new orders of approximately $19 million and $18 million, respectively. The effect on earnings was not significant.

      Between December 31, 2003 and September 30, 2004, the euro weakened against the U.S. dollar by approximately 1%. If the euro should weaken further against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

Significant Accounting Policies and Judgments

      The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the amounts that are included therein. The "Management's Discussion and Analysis" section of our Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the "Summary of Significant Accounting Policies" note to the Consolidated Financial Statements included in our Form 10-K. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances
      At December 31, 2003, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2003, we had provided valuation allowances against some of the non-U.S. assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets - particularly those assets related to net operating loss carryforwards - are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the countries in which we operate, and the effect of potential economic changes on our various operations.

      At December 31, 2003, we had non-U.S. net operating loss carryforwards - principally in The Netherlands, Germany and Italy - totaling $190 million, of which $17 million will expire at the end of 2007. The remaining $173 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $61 million at December 31, 2003 and valuation allowances totaling $51 million had been provided with respect to these assets as of that date. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions - primarily Germany and Italy - to conclude that no valuation allowances are required.

      At December 31, 2003, we had a U.S. federal net operating loss carryforward of $63 million, of which $17 million and $46 million expire in 2022 and 2023, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($13 million) and additional state and local loss carryforwards ($10 million), totaled $45 million. Of the federal tax credit carryforwards, $6 million expire between 2008 and 2014 and $7 million have no expiration dates. Approximately 40% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2018. At December 31, 2003, additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration beyond 2023.

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

      As of June 30, 2003, however, we determined that valuation allowances were required for at least a portion of the U.S. deferred tax assets. This conclusion was based on the expectation that a recovery in the U.S. plastics industry and our return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003, we expected to incur a cumulative loss in the U.S. for the three-year period ending December 31, 2003. In such situations, accounting principles generally accepted in the U.S. include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Due principally to the revised outlook for 2003, we recorded valuation allowances totaling $71 million in the second quarter.

      During the second half of 2003, we increased U.S. deferred tax assets by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million. As of December 31, 2003, U.S. deferred tax assets net of deferred tax liabilities totaled $162 million and U.S. valuation allowances totaled $89 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $7 million in the first three quarters of 2004. We continue to rely on the availability of qualified tax planning strategies and tax carryforwards to conclude that valuation allowances are not required with respect to U.S. deferred tax assets that totaled approximately $73 million at December 31, 2003.

      We will continue to reassess our conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders' equity in the period of the change.

      We recorded a tax benefit of $2.1 million in the third quarter of 2004 with respect to a portion of our U.S. losses under special carryback provisions. No benefits could be recorded for the remainder of the loss incurred during the first nine months of the year. Certain non-U.S. operations were also precluded from recognizing tax benefits with respect to their losses. However, results for the first nine months of 2004 include tax expense related to operations in profitable non-U.S. jurisdictions. These factors resulted in a provision for income taxes of $3.0 million despite a pretax loss of $46.4 million. In the first three quarters of 2003, the provision for income taxes was $71.4 million which includes the $71 million charge discussed above and provisions for income taxes in certain non-U.S. jurisdictions.

Results of Operations

      In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on pages 45 and 46 of this Form 10-Q under the caption "Comparative Operating Results," (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Pension Income and Expense and Pension Funding
      In 2002 and prior years, we recorded significant amounts of income related to our defined benefit pension plan for certain U.S. employees. However, because of the significant decrease in the value of the plan's assets and changes in the rate-of-return on assets and discount rate assumptions, pension income related to continuing operations was reduced to $.5 million in 2003. For 2004, we currently expect to record pension expense of approximately $6.7 million, substantially all of which will be charged to continuing operations. As discussed further below, the fluctuation between years has negatively affected margins, selling expense and earnings. Pension expense is currently expected to increase by as much as $5 million in 2005.

      Because of the funded status of the plan, we will be required to make cash contributions to the plan's trust for the next several years, including $4.2 million in 2004. Through September 30, 2004, $3.7 million of this amount had been paid. Estimated amounts applicable to future years are included in the table captioned "Contractual Obligations" on page 47 of this Form 10-Q and discussed in note (a) thereto.

New Orders and Sales
      In the third quarter of 2004, consolidated new orders totaled $183 million compared to $176 million in 2003. Consolidated sales were $181 million in 2004 and $170 million in 2003. In 2004, new orders and sales benefited from favorable currency effects of $5 million each which helped to offset soft market conditions in Europe. Orders and shipments of plastics processing machinery in North America accounted for most of the increases but were negatively affected by rising oil and resin prices which we believe are causing our customers to delay plans to purchase new equipment.

      In the first nine months of 2004, consolidated new orders and sales were $570 million and $562 million, respectively. In the first nine months of 2003, new orders totaled $553 million and sales were $542 million. Favorable currency effects, principally from the increased strength of the euro, contributed $18 million of incremental orders and $19 million of sales.

      Export orders from the U.S. were $21 million in the third quarter of 2004 compared to $19 million in 2003. Export sales from the U.S. totaled $19 million in 2004 and $17 million in 2003. For the first nine months of 2004, export orders totaled $57 million while export sales were $56 million. In the comparable period of 2003, export orders and sales were both $53 million. Sales of all segments to non-U.S. markets, including exports, totaled $84 million in the third quarter of 2004 compared to $82 million in 2003. Non-U.S. sales for the first nine months of 2004 were $263 million compared to $246 million in 2003. For the first three quarters of 2004 and 2003, products sold outside the U.S. were approximately 47% and 45% of sales, respectively, while products manufactured outside the U.S. represented 41% of sales in both years.

      Our backlog of unfilled orders at September 30, 2004 was $100 million, the highest level since the fourth quarter of 2000. The backlog of unfilled orders was $92 million at both December 31, 2003 and September 30, 2003.

Margins, Costs and Expenses
      Including $1.7 million of restructuring costs related to product line discontinuation, the consolidated manufacturing margin was 18.9% for the third quarter of 2004 and 18.3% for the nine months ended September 30, 2004. Excluding restructuring costs, the margin was 19.9% in the third quarter and 18.6% for the year-to-date period. The consolidated manufacturing margin for the third quarter of 2003 was 18.3%. For the first nine months of 2003, the consolidated manufacturing margin was 16.8% including restructuring costs and 17.5% excluding restructuring costs. The improvement for the third quarter was achieved despite almost $3 million of higher raw material costs and increased pension expense which was $1.2 million in 2004 compared to income of $.2 million in 2003. For the nine months ended September 30, 2004 pension expense increased by $3.7 million while insurance costs increased by approximately $1.0 million. For the remainder of 2004, pension expen se will continue to be higher than in the comparable period of 2003. Incremental cost savings related to the restructuring initiatives that are discussed below were approximately $3 million for the third quarter and more than $11 million for the year-to-date period. We expect to realize an additional $6 million of savings in 2005 when we receive the full benefit of actions initiated in 2004. A majority of these savings will relate to cost of products sold. While precise quantification is impossible, we believe that results for 2004 also benefited from our recent process improvement initiatives.

      In the third quarter of 2004, total selling and administrative expense was virtually unchanged in relation to the comparable period of 2003. Selling expense decreased modestly despite unfavorable currency effects of $.8 million and an increase in pension expense of $.5 million, the combined effects of which were offset by lower trade show costs and the benefits of our cost reduction initiatives. As a percentage of sales, selling expense decreased from 14.8% to 13.6%. Administrative expense increased by $.8 million as currency effects and costs associated with implementing Section 404 of the Sarbanes-Oxley Act of 2002 offset the benefits of our cost-cutting initiatives. For all of 2004, expenses related to implementing Section 404 of the Sarbanes-Oxley Act are expected to be approximately $2 million.

      For the first nine months of 2004 total selling and administrative expense was $92.6 million compared to $95.3 million in 2003. The reduction was due in part to lower trade show and overhead costs and was achieved despite $3.2 million of adverse currency effects and a $1.4 million increase in pension expense. As a percentage of sales, selling expense was 13.2% in 2004 and 14.2% in 2003. Administrative expense was virtually unchanged as the benefits of our cost reduction and restructuring initiatives were offset by $.8 million of adverse currency effects and the Sarbanes-Oxley Act related costs that are discussed above.

      Other expense-net was $.5 million in the third quarter of 2004 and income of $1.2 million in the comparable period of 2003. The amount for 2003 includes income from the licensing of patented technology. For the first nine months of 2004 and 2003, other expense-net was $1.7 million and $1.0 million, respectively.

      Interest expense net of interest income increased from $5.9 million in the third quarter of 2003 to $6.6 million in the comparable period of 2004. Interest expense net of interest income was $29.8 million in the first nine months of 2004 and $16.9 million in the comparable period of 2003. The increases were due in part to higher borrowing costs (including amortization of deferred financing fees) related to the new financing arrangements entered into on March 12, 2004 and June 10, 2004 which are described in detail in the "Liquidity and Sources of Capital" section that follows. The year-to-date amount for 2004 also includes a one-time, non-cash charge of $6.4 million from the write-off of a financial asset related to the Series A Notes issued on March 12, 2004. The asset resulted from a beneficial conversion feature that allowed the holders of the Series A Notes to acquire common shares at approximately $2.00 per share compared to a fair value of $2.40 per share on March 12, 2004. Although actual amounts could vary due to the effects of the interest rate swap that is discussed on page 46 of this Form 10-Q, interest expense is expected to be between $7 and $8 million in the fourth quarter of 2004 based on our current capital structure. For 2005, interest expense is expected to be between $29 and $31 million, including cash interest of $27 to $29 million. The difference represents expense for the amortization of deferred financing costs.

Refinancing Costs
      During the first quarter of 2004, we charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations. Our refinancing costs in the second quarter totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. The second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the Credit Suisse First Boston credit facility which we repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston credit facility. An additional $.4 million o expense related to the tender offer was recorded in the third quarter of 2004. In the third quarter of 2003, we charged to expense $1.0 million of costs incurred in that year in pursuing alternatives to the 2004 refinancing transactions.

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

      In the second quarter of 2003, we initiated a plan to close our special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. The closure resulted in restructuring costs of $5.7 million - including a total of $2.9 million in the second and third quarters of 2003 - and the elimination of approximately 65 positions. The total cash cost was $2.7 million, substantially all of which was spent in the second quarter of 2003. The annual cost savings are expected to be approximately $4 million.

      In the third quarter of 2003, we began to implement additional restructuring initiatives that focus on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions, which involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide and restructuring costs of $11.2 million that were recorded in the second half of 2003. Additional expense related to these initiatives in the first three quarters of 2004 was $.5 million. The related cash costs will be approximately $8.5 million, of which $3.5 million was spent in 2003. An additional $4.4 million was spent in the first three quarters of 2004.

      In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the total overhead cost structure of our North American plastics machinery operations. These overhead reductions resulted in restructuring expense totaling $1.1 million in the second and third quarters. The overhead reductions are expected to result in annualized cost savings of approximately $5 million. Cash costs are expected to be approximately $1.1 million.

      In the third quarter of 2004, we elected to discontinue the sale of certain lines of blow molding systems in North America. This decision resulted in a third quarter charge of $1.7 million to adjust the carrying values of the related inventory to net realizable values.

      In total, the actions initiated in 2002 through 2004 that are discussed above resulted in pretax restructuring costs of $5.1 million in the first nine months of 2004 and $18.0 million in the comparable period of 2003. Cash costs totaled $6.7 million in the first three quarters of 2003 and $7.8 million in 2004. Cash costs will be approximately $1.7 million in the fourth quarter of 2004 and approximately $2 million in 2005. For the first nine months of 2003, expense for restructuring also included $.6 million related to the integration of EOC and Reform, two businesses acquired in 2001, with our existing mold base and components business in Europe.

      The total annualized cost savings from all of the actions initiated in 2002 through 2004 that are discussed above is expected to be approximately $38 million. A portion of this amount was realized in 2003 and an incremental $23 million of savings is being realized in 2004. Of the $38 million of cost savings, approximately $25 million (which includes savings related to corporate costs) was realized in the first three quarters of 2004. The incremental savings in relation to the third quarter of 2003 were approximately $5.7 million and $19.1 million for the year-to-date period.

      In 2001, we also initiated restructuring actions intended to reduce our cost structure and consolidate manufacturing operations. Including the benefits of these actions as well as the 2002 through 2004 actions that are discussed above, we expect to realize pretax cost savings of approximately $72 million for all of 2004.

      In response to soft market conditions in western Europe, we are implementing further headcount reductions in the fourth quarter. Including the cost of these actions and the actions implemented earlier in 2004, restructuring expense in the fourth quarter will be approximately $2 million.

      As a result of restructuring actions initiated in 2003 and 2004, we expect to realize additional cost reductions in 2005 of approximately $6 million.

Goodwill Impairment Charge
      In the third quarter of 2003, we recorded a preliminary goodwill impairment charge of $52.3 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The amount of the charge was increased to $65.6 million in the fourth quarter after the completion of appraisals of certain tangible and intangible assets. The charge resulted from a downward adjustment of the future cash flows expected to be generated by these businesses due to a delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to our European mold base and components business due to continued weakness in the markets it serves.

Results by Segment
      The following sections discuss the operating results of our business segments which are presented in tabular form on pages 24 and 25 of this Form 10-Q.

      Machinery technologies - North America - Due to increased demand for injection molding products in the packaging, construction, automotive, medical and consumer goods industries, the machinery technologies - North America segment had new orders of $80 million in the third quarter of 2004. This represents an increase of $6 million, or 8%, in relation to orders of $74 million in 2003. Sales totaled $77 million and $72 million in the third quarters of 2004 and 2003, respectively. The segment's pension expense increased by $1.7 million in relation to 2003. Despite this increase and a $.9 million charge to write down some older inventory, the segment had operating earnings excluding restructuring costs of $4.1 million in 2004 compared to earnings excluding restructuring costs of $.9 million in 2003. The improvement was due to increased sales volume and incremental benefits of more than $2 million related to the restructuring and cost cutting initiatives that were undertaken in 2002 through 2004. The segment's restructuring costs totaled $2.3 million in 2004 and $3.9 million in 2003.

      For the first nine months of 2004, the segment had new orders of $247 million and sales of $238 million compared to orders of $243 million and sales of $235 million in the comparable period of the prior year. The segment's operating profit excluding $4.5 million of restructuring costs was $6.9 million in the first nine months of 2004, compared to $1.4 million in 2003, once again excluding $7.6 million of restructuring costs. The improved results in 2004 include more than $6 million of incremental benefits related to recent restructuring actions and were achieved despite a $4.7 million increase in pension expense.

      Machinery technologies - Europe - The machinery technologies - Europe segment had new orders and sales of $36 million and $38 million, respectively, in the third quarter of 2004 compared to new orders and sales of $37 million and $33 million, respectively, in 2003. Currency effects contributed about $3 million of incremental sales and new orders in 2004. Demand was primarily export-driven, as markets in western Europe remained sluggish. The restructuring actions begun in 2003 resulted in $1.4 million of incremental cost savings in relation to the third quarter of 2003. However, the segment had an operating loss of $.3 million in the third quarter of 2004 compared to a loss of $.4 million in 2003. The loss in 2004 resulted from several factors including higher marketing and trade show costs. The loss for 2003 excludes restructuring costs of $.7 million.

      The machinery technologies - Europe segment had new orders of $122 million in the first nine months of 2004 compared to $109 million in the comparable period of 2003. The $13 million increase includes approximately $10 million that resulted from currency effects. The segment's sales totaled $122 million in the first nine months of 2004 and $107 million in 2003. Currency effects contributed $10 million of incremental sales in 2004. Excluding restructuring costs, the segment had an operating profit of $2.1 million in the first nine months of 2004 compared to a loss of $2.9 million in 2003, once again excluding restructuring costs. The segment's restructuring costs were $.2 million in 2004 and $5.3 million in 2003. The incremental cost savings related to the 2003 restructuring initiatives were approximately $4 million.

      Mold technologies - The mold technologies segment had new orders and sales of $40 million each in the third quarter of 2004, virtually unchanged from 2003 despite more than $1 million of favorable currency effects. Orders and sales improved by 8% in North America and profitability improved significantly. Despite the favorable currency effects, orders and sales declined in Europe due to weakness in the mold-making market in that region. Despite lower sales volume, competitive pricing in Europe and higher raw material costs worldwide, the segment had operating earnings of $1.1 million in the third quarter of 2004 compared to earnings of $.1 million in 2003 which excludes $1.5 million of restructuring costs. The earnings improvement in 2004 resulted principally from $1.8 million of incremental cost savings related to the restructuring actions initiated in 2003.

      The mold technologies segment had new orders and sales of $123 million each in the first nine months of 2004. In the comparable period of 2003, orders and sales both totaled $127 million. The decreases in new orders and sales occurred despite favorable currency effects of more than $4 million. Despite lower sales and a $.7 million increase in insurance costs, the segment's operating profit excluding restructuring costs increased from $.5 million in the first nine months of 2003 to $2.4 million in 2004 due to almost $8 million of benefits from the restructuring actions. Restructuring costs were $.4 million and $5.4 million in 2004 and 2003, respectively.

      Industrial fluids - The industrial fluids segment had new orders and sales of $27 million each in the third quarter of 2004 compared to $26 million in 2003 with the increases being due primarily to favorable currency effects as manufacturing activity was slower due to higher energy prices. The segment's operating profit was $2.8 million in 2004 compared to $4.8 million in 2003. The reduction in profitability was due primarily to higher raw material costs, especially for oil and steel, but also reflects higher selling expense to expand distribution networks in both North America and eastern Europe. To offset the higher raw material costs, price increases are being phased in between now and the end of the year. Because a high percentage of fluid sales are made on a six- or twelve-month contract basis, the effect of the increases will not be felt until the first quarter of 2005.

      For the first nine months of 2004, the industrial fluids segment had new orders and sales of $81 million compared to $78 million in 2003. Currency effects contributed a majority of the increases. The segment's operating profit decreased from $12.0 million in 2003 to $8.7 million in 2004 due principally to higher raw material costs. Higher pension and insurance costs also contributed to the decrease in profitability. Pension expense increased by $.4 million while insurance costs increased by $.7 million. Pension costs will continue to be higher for the remainder of 2004. Future increases in insurance costs will depend on factors that cannot be predicted with certainty at this time.

Loss Before Income Taxes
      Our pretax loss for the third quarter of 2004 was $4.7 million which includes refinancing costs of $.4 million and restructuring costs of $2.3 million. In the comparable period of 2003, our pretax loss was $63.9 million which includes the goodwill impairment charge of $52.3 million and restructuring costs of $6.4 million. The pretax loss for 2004 includes incremental savings of approximately $5.7 million from the restructuring actions that were initiated in 2002 through 2004, partially offset by $1.6 million of expense related to the principal pension plan for U.S. employees. In 2003, pension income related to the plan was $.3 million.

      Including restructuring and refinancing costs of $5.1 million and $21.4 million, respectively, we had a pretax loss of $46.4 million in the first nine months of 2004 compared to a loss of $90.2 million in the 2003 period. Restructuring costs totaled $18.6 million in 2003. The loss for 2004 includes incremental savings of more than $19 million arising from the actions taken in 2002 through 2004. However, these benefits were partially offset by a $5.1 million increase in pension expense.

Income Taxes
      As was previously discussed (see Significant Accounting Policies and Judgments - Deferred Tax Assets and Valuation Allowances), we recorded a $71 million charge in the provision for income taxes for the second quarter of 2003 to establish valuation allowances against a portion of our U.S. deferred tax assets. Additional deferred tax assets and valuation allowances were recorded later in the year and in the first nine months of 2004.

      We recorded a U.S. net tax benefit of $2.1 million in the third quarter of 2004 under special carryback provisions. However, certain non-U.S. operations were precluded from recognizing tax benefits with respect to their losses and results for the third quarter include tax expense related to operations in profitable non-U.S. jurisdictions. These factors resulted in a net tax expense of $.8 million despite a pretax loss of $4.7 million. In the third quarter of 2003, the provision for income taxes was $1.8 million, despite a pretax loss of $63.9 million.

      For the first nine months of 2004, the provision for income taxes was $3.0 million despite a pretax loss of $46.4 million. The $71.4 million provision for income taxes for the first nine months of 2003 includes the $71 million charge related to U.S. operations, the effect of which was partially offset by tax benefits related to non-U.S. losses.

Loss From Continuing Operations
      Our loss from continuing operations in the third quarter of 2004 was $5.5 million, or $.20 per share, compared to a loss of $65.7 million, or $1.95 per share, in 2003. The loss for 2004 includes refinancing costs of $.4 million and restructuring costs of $2.3 million, in both cases, with no current tax benefit. The amount for 2003 includes the goodwill impairment charge of $52.3 million (with no current tax effect) and after-tax restructuring costs of $6.3 million.

      For the first three quarters of 2004, we had a loss from continuing operations of $49.4 million, or $1.37 per share, which includes restructuring costs of $5.1 million and refinancing costs of $21.4 million. Including after-tax restructuring costs of $17.4 million, the $71 million tax adjustment and the $52.3 million goodwill impairment charges, our loss from continuing operations for the first three quarters of 2003 was $161.6 million, or $4.81 per share.

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

Net Loss
      Including refinancing costs and restructuring costs, we had a net loss of $5.5 million, or $.20 per share, in the third quarter of 2004. In the third quarter of 2003, we had a net loss including the goodwill impairment charge, restructuring costs and discontinued operations of $67.7 million, or $2.01 per share. In the first three quarters of 2004, we had a net loss of $49.9 million, or $1.38 per share, compared to a loss of $167.3 million, or $4.98 per share, in the comparable period of 2003.

Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding our segment operating earnings (loss) including these amounts.

Machinery Technologies — North America Operating Results

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Segment operating earnings as reported	$4.1	$.9	$6.9	$1.4
Restructuring costs	(2.3)	(3.9)	(4.5)	(7.6)

Adjusted operating earning (loss)	$1.8	$(3.0)	$2.4	$(6.2)

Machinery Technologies — Europe Operating Results

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Segment operating earnings (loss) as reported	$(.3)	$(.4)	$2.1	$(2.9)
Restructuring costs	—	(.7)	(.2)	(5.3)

Adjusted operating earnings (loss)	$(.3)	$(1.1)	$1.9	$(8.2)

Mold Technologies Operating Results

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

(In millions)	2004	2003	2004	2003

Segment operating earnings as reported	$1.1	$.1	$2.4	$.5
Restructuring costs	—	(1.5)	(.4)	(5.4)

Adjusted operating earnings (loss)	$1.1	$(1.4)	$2.0	$(4.9)

      The industrial fluids segment had no restructuring costs in 2004 or 2003.

Market Risk

Foreign Currency Exchange Rate Risk
      We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At September 30, 2004, we had outstanding forward contracts totaling $7.5 million. Forward contracts totaled $4.7 million at December 31, 2003. At September 30, 2003, we had no outstanding forward contracts. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at September 30, 2004 and December 31, 2003 would not materially affect our consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At September 30, 2004, we had fixed rate debt of $231 million including $225 million face value of 11½% Senior Secured Notes due 2011 that were issued on May 26, 2004 and floating rate debt of $21 million. At December 31, 2003 and September 30, 2003, fixed rate debt totaled $270 million and $260 million, respectively, and included the 8 3/8% Notes due 2004 that were repaid on March 15, 2004 and the 7 5/8% Eurobonds due 2005, substantially all of which were repurchased on June 10, 2004 pursuant to a tender offer therefor. Floating rate debt totaled $53 million at both December 31, 2003 and September 30, 2003. During 2003 and through March 12, 2004, we also had the ability to sell accounts receivable under our accounts receivable purchase agreement which resulted in financing fees that fluctuated based on changes in commercial paper rates. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.

      On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which matures on November 15, 2008, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of lowering interest expense for the third quarter of 2004 by $.4 million. Any positive or negative effects in future periods cannot be determined at this time.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable
      Certain of our non-U.S. subsidiaries sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At September 30, 2004 and December 31, 2003, the gross amount of receivables sold totaled $3.9 million and $3.8 million, respectively. The average amount sold during 2004 has been approximately $5 million while the average amount for 2003 was also approximately $5 million. Financing fees related to these arrangements are not material.

Sales of Notes and Guarantees
      Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At September 30, 2004 and December 31, 2003, our maximum exposure under these guarantees totaled $7.8 million and $11.6 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Contractual Obligations
      Our contractual obligations for the remainder of 2004 and beyond are shown in the table that follows. At September 30, 2004, obligations under operating leases are not significantly different from the amounts reported in our Form 10-K for the year ended December 31, 2003.

Contractual Obligations

(In millions)	Total	2004	2005- 2006	2007- 2008	Beyond 2008

Asset based facility due 2008	$9.3	$9.3	$—	$—	$—
11 1/2% Senior Secured Notes due 2011	225.0	—	—	—	225.0
Other long-term debt	5.7	.5	4.5	.4	.3
Capital lease obligations	15.8	.4	3.7	4.2	7.5
Other long-term liabilities (a)
Pension plan constributions (a)	63.1	.5	5.4	54.6	2.6
Unfunded pension benefits (b) (c)	76.4	.7	5.8	6.2	63.7
Postretirement medical benefits (c)	46.4	.8	5.2	4.7	35.7
Insurance reserves (c)	20.5	.6	10.7	5.5	3.7

Total	$462.2	$12.8	$35.3	$75.6	$338.5

(a)	We are required to make contributions to our defined benefit pension plan for certain U.S. employees in 2004. The amounts shown above are estimates based on the current funded status of the plan and discount rates required to be used for minimum funding purposes by the Pension Funding Act of 2004 that was enacted on April 10, 2004. The amounts also give effect to supplemental early retirement benefits that were granted in connection with restructuring initiatives, the sale of the grinding wheels business and expectations regarding future changes in discount rates for funding purposes. The amounts of actual contributions for years after 2004 can be expected to vary based on factors such as returns on plan assets, changes in the plan's discount rate and actuarial gains and losses.
(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.
(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown.

      The above table excludes the contingent liabilities of up to $11.7 million related to the sales of receivables and loan guarantees that are discussed above.

Liquidity and Sources of Capital

      At September 30, 2004, we had cash and cash equivalents of $41 million, a decrease of $52 million from December 31, 2003. The decrease was due principally to the repayment of debt and other obligations in connection with the refinancing transactions entered into on March 12, 2004 and June 10, 2004. Of the $41 million of cash, a substantial amount was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions. Approximately $3 million of the non-U.S. cash was being utilized to collateralize sales of certain non-U.S. receivables.

      Operating activities used $5 million of cash in the third quarter of 2004 compared to $2 million of cash provided in 2003. The usage of cash in 2004 was due in part to reductions in current and noncurrent liabilities during the quarter. In addition, we experienced a seasonal increase in days' sales outstanding (DSO) in accounts receivable. In 2003, the effects of reductions in inventories and increases in trade accounts payable were largely offset by increases in accounts receivable and payments of other current liabilities.

      For the first nine months of 2004, operating activities used $51 million of cash compared to a $21 million use of cash in the first nine months of 2003. The usage of cash in 2004 includes $33 million in the first quarter related to the termination and repayment of our receivables purchase agreement, the $10 million final annual interest payment on the 7 5/8% Eurobonds that were repurchased on June 10, 2004 and $5 million of cash spent in the first nine months of the year in pursuing alternatives to the refinancing actions that are discussed below. The use of cash in 2003 was due in part to reductions of trade payables and other current liabilities which more than offset the beneficial effects of reductions in inventories.

      In the third quarter of 2004, investing activities used $1 million of cash, compared to $3 million of cash provided in 2003. The amount for 2004 relates almost entirely to capital expenditures while the amount for 2003 was due principally to the proceeds from the sale of the round metalcutting tools business.

      Investing activities provided $4 million of cash in the first nine months of 2004 compared to a $29 million use of cash in 2003. The amount for 2004 includes the proceeds from the second quarter sale of the grinding wheels business, partially offset by capital expenditures. The amount for 2003 includes $24 million for post-closing adjustments related to the 2002 divestitures of our Valenite and Widia and Werkö metalcutting tools businesses and $7 million to increase our ownership interest in two affiliates.

      In the third quarter of 2004, financing activities provided $4 million of cash due principally to additional short-term borrowings. In the comparable period of 2003, financing activities used $2 million of cash for debt repayments.

      For the first nine months of 2004, financing activities used a negligible amount of cash, as the proceeds from the issuance of the 11½% Senior Secured Notes due 2011 were offset by the repurchase of the 7 5/8% Eurobonds and the repayment of $115 million of 8 3/8% Notes and our former revolving credit facility in March, 2004. Financing activities used $5 million of cash in the first nine months of 2003, primarily for repayments of debt.

      Our current ratio was 1.7 at September 30, 2004. The current ratio excluding the assets and liabilities of discontinued operations was 1.0 at December 31, 2003 and September 30, 2003. The change in relation to the prior dates is due to the effects of the March 12, 2004 and June 10, 2004 refinancing transactions that are discussed below.

      Total debt was $252 million at September 30, 2004 compared to $323 million at December 31, 2003. The decrease is due to the results of the refinancing transactions.

      Total shareholders' equity was $17 million at June 30, 2004, an increase of $51 million from December 31, 2003. The increase is due principally to the issuance of the Series B Preferred Stock (as discussed below) which was partially offset by the net loss for the period.

      On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our 8 3/8% Notes due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore and Mizuho converted the entire principal amount of the Series A Notes into 15 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% p er annum from the date of issuance, payable in cash.

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

      On June 10, 2004, (i) the common stock into which the Series A Notes were converted and (ii) the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of our convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, we also satisfied the conditions to release to us from escrow the proceeds from the offering of $225 million of 11½% Senior Secured Notes due 2011 and entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.

      On June 10, 2004, we applied the proceeds from the issuance of the 11½% Senior Secured Notes due 2011, together with $7.3 million in borrowings under our asset based facility and approximately $10.3 million of cash on hand, to:

  purchase€114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.'s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;
  terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. We also used $17.4 million of availability under our asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;
  repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and
  pay transaction expenses.

      The borrowings under our asset based facility entered into on June 10, 2004 are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventory and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. Our asset based facility is also secured by a second priority security interest on the assets that secure the 11½% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under our asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and an additional $1 million hedging reserve as a result of t he interest rate swap that was entered into on July 30, 2004.

      As of September 30, 2004 and without giving effect to issuances of letters of credit, we had approximately $58 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash "sweep" on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash "sweep" is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash "sweep" on cash received in our Canadian bank accounts from collections of our accounts re ceivable. Since the cash we receive from collection of receivables is subject to the automatic "sweep" to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. If we have no additional availability or are unable to satisfy the borrowing conditions, our liquidity could be materially adversely affected.

      Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. On November 8, 2004, we reached an agreement with the lenders to waive various technical defaults concerning certain inactive subsidiaries. A copy of the waiver is included in this Form 10-Q as Exhibit 10.41. We were in compliance with all other covenants as of September 30, 2004. As of September 30, 2004, after giving effect to then-outstanding letters of credit and the $9 million borrowed under the facility, our availability after deducting the $11 million of reserves was approximately $25 million. In addition, our asset based facility contains, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The EBITDA requirement for the third quarter of 2004 was originally $11.6 million and the cumulative fourth quarter requirement was originally $25.9 million. However, the facility was amended on September 28, 2004, to reduce these requirements as discussed more fully below. The facility also contains a limit on capital expenditures to be complied with on a quarterly basis, beginning with the third quarter of 2004. Thereafter, we will have to comply with a fixed charge coverage ratio to be tested quarterly beginning in the fourth quarter of 2005.

      Our asset based facility requires us to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly through September 30, 2005. In response to a reassessment of projected earnings and EBITDA for the third and fourth fiscal quarters of 2004, our asset based facility was amended on September 28, 2004 to reduce the minimum cumulative consolidated EBITDA requirement for the three consecutive calendar months ending September 30, 2004 from $11.6 million to $8.0 million and for the six consecutive calendar months ending December 31, 2004 from $25.9 million to $24.0 million. The minimum cumulative consolidated EBITDA requirement for the nine consecutive calendar months ending March 31, 2005, the twelve consecutive calendar months ending June 30, 2005 and the twelve consecutive calendar months ending September 30, 2005 remain unchanged at $32.3 million, $43.0 million and $48.4 million, respectively. Based on our current financial projection s for the remainder of 2004 and for 2005, we are not aware at this time of any reason why we would not be able to meet or exceed these covenant requirements. However, our ability to do so will be contingent on a number of factors, many of which are beyond our control. These include our need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, our need for no material decrease in price realization, our ability to absorb recent raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the minimum cumulative consolidated EBITDA requirements of our asset based facility, we will attempt to further renegotiate the financial covenant with our lenders to assure compliance. However, we cannot control our lenders' actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of our asset based facility would const itute an event of default under the facility, which would permit the lenders to accelerate the indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11½% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11½% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.

      Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule during 2004 and, as we have seen moderate improvements in demand levels in 2004, continued improvement in demand levels in 2005 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated cost savings and operating improvements on schedule and volume and pricing levels improve significantly, we may need to fund interest payments on the 11½% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including an excess availability reserve and the hedging reserve, which may be adjusted from time to time by the administrative agent for the lenders under our asset based facility at its discretion, and our satisfaction of certain conditions to borrowing under our asset based f acility, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants, including to meet minimum cumulative consolidated EBITDA requirements, as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity discussed above to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness, as discussed above. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

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

      At September 30, 2004, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $26 million, of which approximately $13 million was available under certain circumstances.

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

      We expect to generate positive cash flow from operating activities during the remainder of 2004, which will be partially offset by up to $6 to $7 million for capital expenditures. Capital expenditures for all of 2004 are expected to be $11 to $12 million and increase in 2005.

      We believe that our current cash position, cash flow from operations and available credit lines including our asset based revolving credit facility will be sufficient to meet our operating and capital expenditure requirements for 2004.

52

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

  our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;
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
  production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The information required by Item 3 is included in Item 2 on page 46 of this Form 10-Q.

Item 4. Controls and Procedures

      As of the end of the period covered by this report, the company conducted an evaluation (under the supervision and with the participation of the company's management, including the chief executive officer and the chief financial officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that as of the end of the period covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      Since the end of the period covered by this report, there have not been any significant changes in internal controls or in other factors that could significantly affect the internal controls.

      We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and continuing our evaluation of our internal controls versus standards adopted by the Public Company Accounting Oversight Board. Compliance is required beginning with our year-end reporting for the fiscal year ending December 31, 2004. This effort includes documenting and testing of our internal control over financial reporting.

      While we have not identified any material weakness in our internal control over financial reporting that would cause us to consider it ineffective for its intended purpose, we nevertheless have identified certain deficiencies with regard to program changes and access security over our information systems. Management will consider these matters when assessing the effectiveness of our internal control over financial reporting at year-end. These matters have been discussed with our Audit Committee and the registered public accounting firm that audits our financial statements, and identification of alternate mitigating controls and/or appropriate remediation efforts are currently underway and will be closely monitored by management.

      While we do not believe that these deficiencies have had a material impact on our financial statements, there can be no assurance that additional documentation and testing will not identify material weaknesses in our internal control over financial reporting that could materially impact the effectiveness of our financial statements.

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

Milacron Inc.

Date:	November 9, 2004	By:	/s/Ronald D. Brown

Ronald D. Brown Chairman, President and Chief Executive Officer

Date:	November 9, 2004	By:	/s/Robert P. Lienesch

Robert P. Lienesch Senior Vice President - Finance Controller and Chief Financial Officer

Index to Exhibits
Exhibit No.			Page

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession - not applicable.
3.	Articles of Incorporation and By-Laws.
	3.1	Restated Certificate of Incorporation of Milacron Inc. — Incorporated by reference to the company's Form S-8 filed on June 11, 2004
	3.2	Certificate of Designation of 6.0% Series B Convertible Preferred Stock of Milacron Inc. — Incorporated by reference to the company's Form S-8 filed on June 11, 2004
	3.3	Amended and restated By-Laws of Milacron Inc. — Incorporated by reference to the company's Form S-8 filed on June 11, 2004
4.	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Indenture dated as of May 26, 2004, between Milacron Escrow Corporation, to be merged with and into Milacron Inc., and U.S. Bank National Association, as trustee, relating to the
11½% Senior Secured Notes due 2011
— Incorporated by refernce to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.2	Supplemental Indenture dated as of June 10, 2004, among Milacron Inc., the
Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee, relating to the 11½% Senior Secured Notes due 2011
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
	4.3	Form of 11½% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4.4	Registration Rights Agreement dated as of May 26, 2004, between Milacron Escrow
Corporation and Credit Suisse First Boston LLC, as representative of the several purchasers listed therein, relating to the 11½% Senior Secured Notes due 2011
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.5	Joinder to the Registration Rights Agreement dated June 10, 2004 by Milacron Inc.
and the Guarantors listed therein
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.6	Security Agreement dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.7	Security Agreement (Canada) dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.8	Pledge and Security Agreement dated June 10, 2004, made by each of the Pledgors listed therein in favor of U.S. Bank National Association
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.9	Intercreditor Agreement dated as of June 10, 2004, by and between JPMorgan
Chase Bank and U.S. Bank National Association, acknowledged by Milacron Inc.
and the subsidiaries of Milacron Inc. listed therein
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by
D-M-E Company in favor of U.S. Bank National Association (1975 N. 17th Avenue, Melrose
Park, Illinois 60160), dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.11	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association
(6328 Ferry Avenue, Charlevoix, Michigan 49720), dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.12	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association
(29215 Stephenson Highway, Madison Heights, Michigan 48071) dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.13	Mortgage made by Oak International, Inc. in favor of U.S. Bank National
Association (1160 White Street, Sturgis, Michigan 49091), dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.14	Mortgage made by Milacron Industrial Products, Inc. in favor of U.S. Bank
National Association (31003 Industrial Road, Livonia, Michigan 48150), dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.15	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association
(29111 Stephenson Highway, Madison Heights, Michigan 48071), dated as of
June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by D-M-E Company in favor of U.S. Bank National
Association (558 Leo Street, Dayton, Ohio 45404) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.17	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association
(418 West Main Street, Mount Orab, Ohio 45154) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.18	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association
(3000 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.19	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association
(3010 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.20	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association
(977 Loop road, Lewistown, Pennsylvania) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
4.21	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association
(70 East Hills Street, Youngwood, Pennsylvania 15697) dated as of June 10, 2004
— Incorporated by reference to the company's Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
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
— Incorporated by refernce to the company's Form 10-Q for the quarter ended
June 30, 2004
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
as Guarantors, the Lenders from time to time party thereto, and Credit Suisse
First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
— Incorporated by reference to the company's Form 8-K dated March 31, 2004
10.22	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc.,
Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
10.23	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc.,
Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
10.24	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among
Milacron Inc. and Mellon Investor Services LLC
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
	10.25	Milacron Inc. 1994 Long-Term Incentive Plan, as amended July 29, 2004 — Filed herewith
	10.26	Milacron Inc. 1997 Long-Term Incentive Plan, as amended July 29, 2004 — Filed herewith
	10.27	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 10, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
	10.28	Milacron Retirement Plan for Non-Employee Directors, as amended February 10, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
	10.29	Milacron Compensation Deferral Plan, as amended February 26, 2004 — Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
10.30	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R.P. Lienesch and
H. C. O'Donnell dated as of February 10, 2004
— Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2003
10.31	Contingent Warrant Agreement dated March 12, 2003 by and among
Milacron Inc., Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
(Registration No. 333-116892)
10.32	Letter Amendment to Note Purchase Agreement dated April 5, 2004 among
Milacron Inc., Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
(Registration No. 333-116892)
10.33	Letter Amendment to Note Purchase Agreement dated June 7, 2004 among
Milacron Inc., Glencore Finance AG and Mizuho International plc
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
(Registration No. 333-116892)
10.34	Amendment No. 2 to Rights Agreement dated as of June 9, 2004 among
Milacron Inc. and Mellon Investor Services LLC
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
(Registration No. 333-116892)
	10.35	Milacron Inc. 2004 Long-Term Incentive Plan — Incorporated by reference to the company's Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.36	Financing Agreement dated as of June 10, 2004 by and among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, JPMorgan Chase Bank as Administrative and
Collateral Agent, Wells Fargo Foothill, LLC as Documentation Agent and J.P. Morgan
Business Credit Corp., as Sole Lead Arranger and Book Manager
— Incorporated by reference to the company's Form S-1 filed on June 25, 2004
(Registration No. 333-116892)
	10.37	Executive Medical Expense Reimbursement Plan, Amended as of July 29, 2004 — Filed herewith
10.38	First Amendment to Financing Agreement dated as of September 28, 2004 among
Milacron Inc., each subsidiary of Milacron Inc. listed as a borrower or Guarantor, the
Lenders and JPMorgan Chase Bank as administrative agent and collateral agent
— Incorporated by reference to the company's Form 8-K dated September 28, 2004
	10.39	ISDA 2002 Maser Agreement dated as of July 28, 2004 between JPMorgan Chase Bank and Milacron Inc. and the schedule and Swap Transaction letter agreement related thereto — Filed herewith
	10.40	Arrangement regarding the equity component of annual compensation for non-employee directors of Milacron Inc. — Incorporated by reference to the company's Form 8-K filed on November 4, 2004
10.41	Limited Waiver, Consent and Second Amendment to Financing Agreement, dated as of
November 8, 2004 among Milacron Inc., each subsidiary of Milacron Inc. listed as a borrower or a guarantor, the Lenders and JPMorgan Chase Bank as administrative agent and collateral agent — Filed herewith
11.	Statement Regarding Computation of Per-Share Earnings		63
15.	Letter Regarding Unaudited Interim Financial Information - not applicable
18.	Letter Regarding Change in Accounting Principles - not applicable
19.	Report Furnished to Security Holders - not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable
23.	Consent of Experts and Counsel - not applicable
24.	Power of Attorney - not applicable
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act		64
	31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act		65
32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		66
99.	Additional Exhibits - not applicable

57-62