Form 10-K
period 2004-12-31
MILACRON INC
filed 2005-03-30
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Commission File Number 1-8485
Milacron Inc.
2090 Florence Avenue
Cincinnati, Ohio 45206
(513) 487-5000

Incorporated in Delaware	I.R.S. No. 31-1062125

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares — Par Value $.01	New York Stock Exchange, Inc.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
     The aggregate market value of voting stock held by non-affiliates of the registrant was $126,107,092 at June 30, 2004.
     *Voting stock held by officers, directors and principal holders is not included in the computation. The company, however, has not made a determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
     Number of shares of Common Stock, $.01 par value, outstanding as of March 24, 2005: 49,701,938
DOCUMENTS INCORPORATED BY REFERENCE: None

MILACRON INC.
2004 FORM 10-K

		Page

PART I
Item 1.	Business	2
	Executive Officers of the Registrant	10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	109

PART III
Item 10.	Directors and Executive Officers of the Registrant	109
Item 11.	Executive Compensation	113
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
Item 13.	Certain Relationships and Related Transactions	123
Item 14.	Principal Accountant Fees and Services	124

PART IV
Item 15.	Exhibits and Financial Statement Schedules	125
	Schedule II — Valuation and Qualifying Accounts and Reserves	133
	Signatures	134
	Index to Certain Exhibits and Financial Statement Schedules	135
EX-10.6
EX-10.10
EX-10.13
EX-10.19
EX-10.20
EX-11
EX-18
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

PART I

Item 1.	Business
General
      Milacron is a major solutions provider to the plastics-processing industries and a leading supplier of premium metalworking fluids. By offering advanced technology and superior aftermarket service and support, we are committed to the success of our customers worldwide. We operate four business segments:

•	Machinery technologies — North America

•	Machinery technologies — Europe

•	Mold technologies

•	Industrial fluids
      Our first three segments provide plastics processors with a broad range of technologically advanced products, services and support used in state-of-the-art injection molding, blow molding and extrusion processing. Our fourth segment blends and sells industrial fluids with advanced formulations that meet many stringent performance, health and safety requirements and are used in a wide variety of metalworking applications.
      Starting in the 1860s as a screw and tap machine shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading machine tool maker serving metalworking industries, in the late 1990s we divested this legacy business and subsequently in the past three years also divested our metalcutting carbide insert, round tool and grinding wheel businesses in order to focus exclusively on plastics technologies and industrial fluids.
      Accounting for 86% of consolidated sales from continuing operations in 2004, our plastics technologies segments manufacture and sell machines and turnkey systems as well as related mold tooling and components, MRO (maintenance, repair and operating) supplies, and value-added services and support for injection molding, extrusion and blow molding — methods that account for over 90% of all plastic part production. Major global markets for our plastics technologies include packaging, automotive, consumer goods, building materials, medical, housewares, and electronics.
      In our industrial fluids segment, representing 14% of total sales from continuing operations, we develop, manufacture and sell coolants, lubricants, process cleaners and corrosion inhibitors and provide related value-added services to a variety of metalworking industries. Major global markets for our industrial fluids include automotive, industrial components and machinery, off-road equipment, appliances, aerospace, oil and primary metals, and consumer goods.
      During the 1990s, Milacron benefited from a strong economy with high levels of sales and growing profitability. Strategic acquisitions allowed us to expand faster than the general economy. From mid 2000 to late 2003, however, we experienced the most severe and prolonged downturn in the North American manufacturing sector since the 1930s. During this recession in North America, with both European and Asian markets also in decline, our global plastics technologies sales dropped by more than 25% and operating earnings fell from almost $100 million in 2000 to a loss in 2001 and only marginal profitability in 2002 and 2003. This difficult economic environment also significantly impaired our liquidity and access to capital. In response, we reduced our cost structure, exited non-core businesses and completed a number of key refinancing transactions in order to improve our profitability, focus on core competencies, reduce our indebtedness and increase our financial flexibility.
      In the fourth quarter of 2003, we began to see gradual increases in plastic part production and in capacity utilization of plastics processors. This encouraging trend continued midway through 2004, at which time a sudden, unexpected rise in oil and resin prices set the recovery back for several months. By the end of 2004, however, capacity utilization rates were again approaching levels historically associated with increases in capital investment. For the year 2004, Milacron had a consolidated net loss of $51.8 million, compared to $190.9 million in 2003, on sales of $774 million, a 5% increase over the prior year.
      We maintain an Internet website at www.milacron.com. Our site provides company, product, service and investor information, including our annual report and other filings as well as our latest earnings and news releases, stock information, investor presentations and conference calls. The information contained on our website is not incorporated by reference in this report.
Strategic Acquisitions and Divestitures
      Milacron has made a number of key acquisitions and divestitures designed to strengthen our core businesses — plastics technologies and industrial fluids — on a global basis. In the last five years we have made six acquisitions in plastics technologies. During this time we have also divested seven businesses, most of them metalworking product lines. In plastics, we have expanded our presence in durable goods and consumable products, which are less sensitive to economic cycles and generally have higher margins than capital goods. In 2004, capital goods accounted for about 48% of our plastics sales, compared to 88% in 1994.
      Due to exceptionally weak business conditions we have made no significant acquisitions since 2001. Additions to our operations in the last five years have been:

Acquisition	Date	Product Lines

Akron Extruders	2000	Plastics single-screw extruders
Rite-Tek Canada	2000	Plastics MRO supplies
Ontario Heater and Supply	2000	Plastics MRO supplies
Progress Precision	2001	Plastics extrusion feed screws
Reform Flachstahl	2001	Plastics mold bases and components
EOC Normalien	2001	Plastics mold bases and components
      Milacron is committed to growing profitability in each of our business segments and we will seek to divest any operation or product line that is not critical to our core businesses or not likely to meet our growth targets. In 2002, we sold our large metalcutting carbide insert businesses in North America, Europe and Asia, and our round metalcutting tool business in Europe. In 2003 and 2004, we sold our North American round metalcutting tool businesses and grinding wheel business, respectively.

Divestiture	Date	Product Lines

Widia magnet engineering	2000	Industrial magnets
Valenite, Widia	2002	Carbide metalcutting inserts, tool holders
Werkö	2002	Round metalcutting tools
Talbot, Minnesota Twist Drill	2003	Round metalcutting tools
Cimform	2004	Vitrified and resin-bonded grinding wheels
Manufacturing Efficiency and Cost Structure
      We are focused on better serving our customers and improving our financial performance through continuous cost reduction, greater working capital efficiency, increasing manufacturing productivity and enhanced product quality.
      Milacron began implementing Lean Manufacturing and Six Sigma methodologies throughout our operations in 2001 and we have accelerated implementation through intensive employee training programs. Most of our employees worldwide have received Lean/ Six Sigma training, and hundreds of cross-functional teams continue to solve problems and improve process efficiencies resulting in shorter customer response times, lower working capital requirements and improved cash flow.
      We are reducing our overall costs and improving our operational efficiency through strategic global sourcing and manufacturing. We are concentrating our own manufacturing on those core components we can make better and/or less expensively than we would obtain through outsourcing. As part of this effort, we continue to seek suppliers who offer greater flexibility, lower cost and higher quality, while consolidating supplier relationships and making other improvements to our supply chain.
      Over the past four years we have closed nine manufacturing plants in North America and Europe and have consolidated manufacturing capacity to more efficient facilities. During this time period we also eliminated the need for approximately 1,700 manufacturing and administrative positions worldwide and divested various non-core assets.
      These initiatives have contributed materially to the generation of over $72 million of annualized cost savings from our operating structure since the end of 2000 and a reduction in primary working capital as a percent of sales from 40% in 2001 to 25% by the end of 2004. In 2005, we expect further savings from operations of $6 million as we continue to implement these and other initiatives in our ongoing effort to achieve operational excellence.
Refinancing
      During 2004, Milacron completed a number of key refinancing transactions to strengthen our balance sheet and improve our financial flexibility. We repaid long-term debt issues due to mature in 2004 and 2005 and eventually consolidated all our major long-term debt into one obligation of $225 million in 11 1/2% Senior Secured Notes due 2011. We also successfully negotiated a new four-year, $75 million senior secured revolving credit facility to expire in 2008 and we issued 500,000 shares of 6% Series B Convertible Preferred Stock to Glencore Finance AG and Mizuho International plc in exchange for $100 million of new capital, which we used to help retire our 2004 maturities. As a result of all these transactions, we increased our equity base, improved our financial flexibility and reduced our cost structure, which we believe leaves us better prepared to benefit from the anticipated recovery in our end markets in 2005 and beyond.
      In the fourth quarter of 2004, we conducted a rights offering, which allowed existing holders of common stock to purchase 0.452 new shares for every share held at $2.00 each. At 78% subscribed, the offering resulted in the issuance of 12.7 million new shares of common stock and net proceeds to the company of $24.2 million. In early March of 2005, we announced we would use the proceeds to pay down short-term debt and to add to our cash position in anticipation of working capital needs related to the continued strong growth in our North American plastics machinery business, higher levels of investment for new equipment and systems upgrades and any other developments in 2005.
Product Research and Development
      We design and manufacture innovative, value-added products to reinforce our leading global positions and achieve sales growth. We continually invest in research and development to improve the performance of our existing products, to bring new products to market and to remain at the technological forefront of the plastics processing and metalworking fluids industries. To these ends we invested $19.8 million, or 2.6% of sales, in R&D in 2004, compared to $17.8 million, or 2.4% of sales, in 2003 and $15.8 million, or 2.3% of sales, in 2002.
Patents
      Milacron holds a number of patents pertaining to both plastics technologies and industrial fluids, none of which are material to their respective business segments.
Employees
      The average number of employees from continuing operations at Milacron was 3,490 people in 2004. Of these, almost half were outside the U.S. As of year-end 2004, our employment was about 3,470 people.

Segment Information
      Segment and geographic information for the years ended December 31, 2004, 2003 and 2002 is included in the notes to Milacron’s Consolidated Financial Statements on pages 91 through 94 of this Form 10-K.
Plastics Technologies
      Products and Services. We believe Milacron is the world’s broadest-line supplier of machinery, mold bases and related tooling and supplies to process plastics. Our extensive applications engineering expertise and comprehensive aftermarket service and support further differentiate us from our competitors. With combined 2004 sales of $665 million, our plastics technologies businesses are organized in three segments:
Machinery technologies — North America

•	Injection molding systems, parts and services supplied from North America and India

•	Blow molding systems, parts, molds and services supplied from North America

•	Extrusion systems, parts and services supplied from North America
Machinery technologies — Europe

•	Injection molding systems, parts and services supplied from Europe

•	Blow molding systems, parts, molds and services supplied from Europe
Mold technologies

•	Injection mold bases, related components/tooling and services worldwide

•	MRO — maintenance, repair and supplies worldwide
      Milacron strives to be a “one-stop” supplier of complete end-to-end plastics processing solutions. We offer full lines of advanced injection molding, blow molding and extrusion systems, aftermarket replacement parts, and specialty auxiliary equipment for plastics processing. Milacron is a manufacturer of mold bases and related tooling and components for injection mold making and injection molders, and we make complete molds for blow molding. We are also a supplier of aftermarket MRO items for plastics processing and mold making, and we provide retrofit and rebuild services for older equipment manufactured by Milacron and others.
      Injection molding is a very versatile process used to make a wide variety of plastic products, ranging from auto components, toothbrushes and computer devices to mobile phones, toys, medical equipment and DVDs. Milacron is the largest supplier of injection molding machinery to the North American market and the third largest worldwide. We are a recognized technology leader in all-electric injection molding and in co-injection, multi-component-material-color, high-tonnage, and low-pressure foam/gas-assisted injection molding, offering systems that significantly reduce the customer’s cost per part. Our patented PC-based control technology for plastics molding machines assures high-quality part production and brings the power of the Internet and improved communications to the shop floor.
      In blow molding, we believe Milacron is the number-one supplier of systems to produce HDPE (high density polyethylene) containers, as well as one of the world’s largest producers of industrial blow molding equipment to make hollow or semi-hollow products such as automotive components, toys, furniture, luggage and storage and shipping containers. In addition to providing turnkey, state-of-the-art systems, we are an integrated supplier of molds and related tooling for blow molding.
      Our high-output, twin-screw extruders are North American market leaders for producing a wide variety of PVC (polyvinyl chloride) and plastic composite products, such as siding, decking, fencing and pipe, used in commercial and home construction markets. Smaller models of our single-screw extruders serve such end markets as plastics film and medical tubing. We also supply a leading line of new and rebuilt high-

performance screws and barrels, which are the productivity and value components in the extrusion business, for all makes and models of extruders. With the December 2004 expiration of a five-year non-compete agreement with the buyer of our divested European extrusion systems business, in 2005 we plan to reintroduce our advanced extrusion systems and technologies to markets outside North America.
      For North American injection mold makers and injection molders, Milacron is the leading supplier of durable mold bases, mold base components, ejector pins, nozzles, screw tips and MRO supplies. We are the number-two supplier of mold bases, components and MRO supplies in Europe and on a global basis. Independent mold makers are our largest customer category. We provide the widest range of standard and special mold technologies and the latest advances in quick-change molds, hot runner systems and art-to-part metal printing of complex molds. Offering high-quality MRO products at competitive prices, we strive to become an extension of our customers’ businesses by meeting their day-to-day needs for small tools, gauges, temperature regulators, lubricants, safety supplies and thousands of other items.
      We leverage our size and geographic presence to provide rapid, comprehensive, high-quality service and support to our customers worldwide. Through our integrated service and supply network, we offer 24/7 technical support and repair services. Our customers have access to repair and maintenance services onsite or via the Internet as well as next-day parts availability on a global basis.
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
      Milacron competes in a global market, estimated to be $13 billion on an annualized basis, for plastics equipment and supplies. Our product mix generally parallels the major segments of this market. About two-thirds of the market consists of capital equipment, which is highly sensitive to general economic cycles and capital spending patterns. In addition, demand is often shaped by other factors such as fluctuations in resin pricing and availability, oil and other energy costs, the impact of interest rates on new housing starts and auto sales, the introduction of new products or models, and consumer confidence and spending. Changes in currency exchange rates may also affect our customers’ businesses and, in turn, the demand for processing equipment. To reduce our dependency on capital goods cycles, we have continued to look for ways to expand our durable and consumable product offerings as well as our aftermarket services on a global basis.
      Although not always understood by those outside the industry, the use of plastics generally is environmentally friendly and conserves energy when compared to making the same products out of metal, wood, paper and glass. In addition, many polymer suppliers, machinery makers and processors are actively developing and improving methods of recycling. As a member of the trade association, The Society of the Plastics Industry, Milacron continues to work with other leading companies to make plastics a part of the solution to the challenges of energy and environmental conservation.
      Geographic Sales. About 61% of our plastics technologies products and services in 2004 were sold to customers in North America. European sales made up about 27% of the total, with the remainder coming from Asia and the rest of the world.
      Distribution. Milacron maintains sales, marketing and customer service facilities in major cities and regions across North America, Europe and Asia. We also sell through large networks of distributors and/or sales and service offices in all major countries.
      We sell our plastics machinery and systems through a combination of direct sales force and independent agents who are spread geographically throughout our key markets. We sell our mold bases, supplies and components through a direct distribution network in North America and Europe, through a large network of joint venture sales and service offices in Asia, over the Internet and via telemarketing. We market our MRO supplies through both paper and electronic catalogs as well as over the Internet.
      Customers. Our plastics technologies customers are involved in making a wide range of everyday products: from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras and razors; from milk bottles to plastic-lumber decking. Key end markets in order of 2004 sales were packaging, automotive, consumer goods and toys, building materials, industrial components, custom molders, medical, appliances and housewares, and electrical and electronics.
      Production Facilities. For our three plastics technologies segments, Milacron maintains the following principal production facilities:

Facility Location	Products

Ahmedabad, India	Injection molding machines
Batavia, Ohio*	Injection molding machines Blow molding machines Extrusion systems
Charlevoix, Michigan	Mold components
Corby, England	Injection molding components
Fulda, Germany	Mold bases
Greenville, Michigan*	Mold bases
Jiangyin, China*	Injection molding machines
Lewistown, Pennsylvania	Mold components
Madison Heights, Michigan	Hot runner systems
Magenta, Italy*	Blow molding machines
Malterdingen, Germany	Injection molding machines
McPherson, Kansas*	Extrusion screws and barrels
Mechelen, Belgium	Mold components
Melrose Park, Illinois	Mold bases
Mississauga, Canada*	Extrusion screws
Mt. Orab, Ohio	Plastics machinery parts
Policka, Czech Republic*	Blow molding machines
Tecumseh, Michigan*	Molds for blow molding
Windsor, Canada	Mold bases
Youngwood, Pennsylvania	Mold bases and components

*	Leased
      The above facilities provide almost two million square feet of manufacturing, warehousing and office space. All facilities are in good repair and are considered suitable for the purposes for which they are used. The level of utilization of the facilities in relation to their practical capacities varies but, in all instances, is sufficient to justify their continued operation.
      In addition to the facilities listed above, we currently own three inactive manufacturing facilities that are held for sale. In the fourth quarter of 2004, these locations were written down to reflect revised estimates of their expected selling prices.
      The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $75 million asset based revolving credit facility with JPMorgan Chase Bank, as administrative agent and collateral agent: (i) Lewistown, Pennsylvania, (ii) Youngwood, Pennsylvania, (iii) Melrose Park, Illinois, (iv) Mt. Orab, Ohio and (v) Madison Heights, Michigan.

      Competition. The markets for plastics technologies are global, highly competitive and include principally North American, European and Asian competitors. We believe Milacron has the number-one position in the North American market and that we are one of the largest suppliers worldwide. A few of our competitors are larger than us, most are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are product features, technology, performance, reliability, quality, delivery, price and customer service.
Industrial Fluids
      Products and Services. We provide metalworking industries worldwide with a wide variety of coolants, lubricants, forming fluids, process cleaners and corrosion inhibitors used in the shaping of metal products. Customers count on our extensive knowledge of chemistry and metalworking applications to maximize their productivity.
      With 2004 sales of $109 million, our industrial fluids segment consists of:

•	Metalcutting and metalforming coolants and lubricants

•	Process cleaners, corrosion inhibitors and specialty products
      Coolants are required in the vast majority of metalworking operations, including cutting, grinding, stamping and forming, to achieve desired part quality and output through higher metal-removal rates and longer tool life. Our family of premium fluids offers superior performance while meeting the demands of today’s toughest metalworking operations. We enhance our customers’ competitiveness by prolonging tool life, reducing coolant usage, and improving metal removal and metalforming productivity. For over half a century, our specialty has been synthetic (water-based) and semi-synthetic fluids, which provide excellent lubricity and are generally more environmentally friendly than traditional mineral oil-based products. In recent years, we have developed advanced “green” fluids, made from renewable oils and synthetic esters, which match or exceed the performance characteristics of mineral oil-based fluids, but with improved health and safety features and environmental advantages.
      We add value for our customers by helping them maintain the safety and effectiveness of their fluids and by offering them our expertise in fluid/operation synergies in order to optimize their metalworking processes. Fluid optimization can provide our customers with significant productivity gains and cost savings.
      Traditionally our strength has been in the area of metal removal (cutting and grinding), but we also blend and sell stamping and metalforming fluids, process cleaners, corrosion inhibitors and other specialty products for metalworking, all of which represent good growth opportunities for us.
      Markets. Key markets for our industrial fluids include the whole spectrum of metalworking industries: from automotive, aircraft and machinery makers and job shops to manufacturers of appliances, agricultural equipment and consumer and sporting goods. Milacron fluids are also used in the production of glass and mirrors and in high-tech processes such as silicon wafer slicing and polishing.
      The markets in which our industrial fluids compete total $2.5 billion on an annualized, global basis. Over one-third of the market consists of metalcutting and grinding fluids, with metalforming fluids and process cleaners each accounting for about one-quarter of the market. Demand for our fluids is generally directly proportional to levels of industrial production, although we specifically target higher-growth areas such as machining and forming exotic alloys and aluminum. Factors affecting our customers’ production rates and ultimately the demand for our fluids include auto and machinery sales, consumer spending and confidence, interest rates, energy prices and currency exchange rates.
      Environmental, health and safety concerns have the potential to negatively affect demand for metalworking fluids. When it comes to industrial fluids, Milacron places very high importance on employee safety and environmental protection. In a proactive approach to continually improve the health and environmental effects of metalworking fluids, we work both locally and internationally with suppliers, customers and regulatory authorities, and we support and participate in research and educational programs regarding metalworking fluids.

      Geographic Sales. About 53% of our 2004 industrial fluid sales were made to customers in North America, while another 39% were to European customers. The remaining sales were to customers in Asia and the rest of the world.
      Distribution. Milacron’s industrial fluids are sold primarily through industrial distributors, with some direct sales, as well as through traditional printed catalogs. We produce most of what we sell, and most of what we make is sold under our own brand names. In addition, some of our fluids are sold under brand names of other companies through their own market channels.
      Customers. Our metalworking fluids are involved in making all kinds of products: from automotive power train components to aluminum soft drink cans, from air conditioners and glass mirrors to bearings, golf clubs and a wide variety of industrial components.
      Markets for our industrial fluids in order of importance based on 2004 sales were automotive, industrial components, industrial machinery, job shops, off-road equipment, appliances and housewares, aerospace, oil and primary metals, and consumer goods. The largest customer category, automotive, accounted for 37% of fluid sales in 2004.
      Production Facilities. For our industrial fluids segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Cincinnati, Ohio	Metalworking fluids
Corby, England*	Metalworking and metalforming fluids
Freiburg, Germany*	Process cleaners, corrosion inhibitors, specialty products
Livonia, Michigan	Metalworking fluids
Sturgis, Michigan	Metalworking fluids
Ulsan, South Korea	Metalworking fluids
Vlaardingen, The Netherlands	Metalforming fluids

*	Leased
      The above facilities provide approximately 250,000 square feet of manufacturing, warehousing and office space. All facilities are in good repair and are considered suitable for the purposes for which they are used. The level of utilization of the facilities in relation to their practical capacities varies but, in all instances, is sufficient to justify their continued operation.
      The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $75 million asset based revolving credit facility with JPMorgan Chase Bank, as administrative agent and collateral agent: (i) Cincinnati, Ohio, (ii) Sturgis, Michigan and (iii) Livonia, Michigan.
      Competition. We believe Milacron holds a leadership position in world markets for synthetic metalworking fluids. Our competitors range from large petrochemical companies to smaller companies specializing in similar fluids. Principal competitive factors in this business include market coverage, product performance, delivery, price and customer service.

Executive Officers of the Registrant
      The following information is included in accordance with the provisions for Part III, Item 10:

Name and Age	Position	Positions Held During Last Five Years

Ronald D. Brown (51)	Chairman, President and Chief Executive Officer	Elected Chairman, President and Chief Executive Officer in 2001. Elected President and Chief Operating Officer in 1999. Has served as a Director since 1999.
Robert P. Lienesch (59)	Senior Vice President — Finance, Controller and Chief Financial Officer	Elected Senior Vice President — Finance and Controller in 2004. Elected Vice President — Finance and Chief Financial Officer in 1999. Elected Vice President and Treasurer in 1998 and served as Treasurer until 2001.
Hugh C. O’Donnell (53)	Senior Vice President, General Counsel and Secretary	Elected Senior Vice President in 2004 and elected Vice President, General Counsel and Secretary in 1999. Prior thereto was Corporate Counsel from 1992.
Dr. Karlheinz Bourdon (47)	President — Global Plastics Machinery	Elected President of Global Plastics Machinery business in 2004. Prior thereto was General Manager, Plastics Machinery Technologies Group from 2003 to 2004, Senior Managing Director, Plastics Machinery Europe from 2001 to 2003, and Managing Director, Ferromatik Milacron from 1999 to 2001.
David E. Lawrence (54)	President — Global Mold Technologies	Elected President of Global Mold Technologies business in 2004. Prior thereto was General Manager, Global Mold Technologies from 2003 to 2004 and General Manager, North America of D-M-E, a Milacron subsidiary, from 1999 to 2003.
Robert C. McKee (53)	President — Global Industrial Fluids	Elected President of Global Industrial Fluids business in 2004. Prior thereto was General Manager, Global Industrial Fluids from 2002, General Manager, Consumable Products Division from 2000 to 2002 and President of Talbot Holdings, a Milacron subsidiary, from 1995 to 2000.

Name and Age	Position	Positions Held During Last Five Years

M. Bradley Baker (39)	Vice President — Human Resources	Elected Vice President of Human Resources in 2004. Prior thereto was Director, Global Human Resources from 2002 to 2004 and Group Director, Human Resources — Plastics Technologies from 1999 to 2002.
John C. Francy (40)	Vice President and Treasurer	Elected Vice President in 2004 and Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998.

Notes:

The parenthetical figure below the name of each individual indicates his age at most recent birthday prior to December 31, 2004.

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
      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Liquidity and Sources of Capital for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange, with options traded on the Philadelphia Stock Exchange. As of March 24, 2005, there were approximately 4,082 holders of record of our common shares. Our 4% Cumulative Preferred Stock and 6% Series B Convertible Preferred Stock are not actively traded.
      The following table shows the price range of the common shares for 2003 and 2004, as reported by the New York Stock Exchange. Cash dividends of $.01 per common share were paid in the first two quarters of 2003. No dividends were paid in 2004 or in the last two quarters of 2003. The indenture governing our 11 1/2% Senior Secured Notes due 2011 (discussed on page 80 of this Form 10-K) contains restrictions limiting the payment of cash dividends on our common stock, and our asset based revolving credit facility (discussed on pages 38 through 41 of this Form 10-K) prevents the payment of cash dividends on our common stock.

Common Stock Price Range

	High	Low

2003, quarter ended
March 31	$6.55	$3.76
June 30	5.59	4.08
September 30	5.00	2.00
December 31	4.47	2.23
2004, quarter ended
March 31	$4.55	$1.86
June 30	4.49	3.25
September 30	4.02	2.83
December 31	3.76	2.66
      The following table summarizes stock repurchases and reacquisitions for the quarter ended December 31, 2004.

	(a)		(b)	(c)	(d)

				Total Number	Maximum Number
				of Shares	(or Approximate
				(or Units)	Dollar Value) of
				Purchased as	Shares (or Units)
	Total Number		Average Price	Part of Publicly	that May Yet Be
	of Shares		Paid per	Announced	Purchased Under
	(or Units)		Share	Plans	the Plans or
Period	Purchased		(or Unit)	or Programs(1)	Programs(1)

October 1 - October 31, 2004	—		—	—	—
November 1 - November 30, 2004	32,851	(2)	2.97	—	—
December 1 - December 31, 2004	3,749	(2)	2.99	—	—
Total	36,600		2.97	—	—

(1)	As of December 31, 2004, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents shares issued in a rights offering that were cancelled to cover withholding taxes owed by certain holders of restricted shares who participated in the offering.

Item 6.	Selected Financial Data

	2004		2003		2002		2001		2000

	(Dollars in millions, except per-share amounts)
Summary of Operations
Sales	$774.2		$739.7		$693.2		$755.2		$974.5
Earnings (loss) from continuing operations before cumulative effect of change in method of accounting(a)	(51.3	)(b)	(183.7	)(b)	(18.7	)(b)	(28.6	)(b)	48.2	(b)
Per common share(c)
Basic	(1.33)		(5.02)		(.52)		(.80)		1.26
Diluted	(1.33	)(d)	(5.02	)(d)	(.52	)(d)	(.80	)(d)	1.25
Earnings (loss) from discontinued operations	(.5	)(e)	(7.2	)(e)	(16.8	)(e)	(7.0)		22.8
Per common share(c)
Basic	(.01)		(.19)		(.46)		(.19)		.60
Diluted	(.01	)(d)	(.19	)(d)	(.46	)(d)	(.19	)(d)	.60
Cumulative effect of change in method of accounting	—		—		(187.7	)(f)	—		—
Per common share(c)
Basic	—		—		(5.15)		—		—
Diluted	—		—		(5.15	)(d)	—		—
Net earnings (loss)(a)	(51.8)		(190.9)		(223.2)		(35.6)		71.0
Per common share(c)
Basic	(1.34)		(5.21)		(6.13)		(.99)		1.86
Diluted	(1.34	)(d)	(5.21	)(d)	(6.13	)(d)	(.99	)(d)	1.85
Financial Position at Year End
Working capital of continuing operations	193.4		22.2		166.9		176.5		102.5
Property, plant and equipment-net	128.4		140.8		149.8		165.8		165.0
Total assets	739.9		733.4		947.3		1,528.5		1,481.0
Long-term debt	235.9		163.5		255.4		501.1		371.3
Total debt	253.1		323.4		301.5		576.7		457.2
Net debt (total debt less cash and cash equivalents)	183.9		230.6		179.2		486.6		423.4
Shareholders’ equity (deficit)	50.4		(23.6)		143.5		444.6		494.0
Per common share	(1.42)		(.85)		4.07		13.11		14.64
Other Data
Dividends paid to common shareholders	—		.7		1.4		12.4		16.8
Per common share	—		.02		.04		.37		.50
Capital expenditures	8.8		6.5		6.2		13.5		26.5
Depreciation and amortization	20.3		21.7		23.0		34.9		35.4
Backlog of unfilled orders at year-end	87.3		92.0		76.4		61.2		100.0
Employees (average)	3,490		3,760		4,090		4,672		4,789

(a)	In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out

(FIFO) method, retroactive to the beginning of the year. The amounts presented herein for the years 2000 through 2003 have been restated to conform to the 2004 presentation.

(b)	Includes restructuring costs of $13.0 million (with no tax benefit) in 2004, $27.1 million ($25.5 million after tax) in 2003, $13.9 million ($8.8 million after tax) in 2002, $17.5 million ($11.0 million after tax) in 2001 and $1.4 million ($.9 million after tax) in 2000. In 2004 and 2003, includes refinancing costs of $21.4 million and $1.8 million, respectively, in both cases with no tax benefit. In 2003 and 2002, includes goodwill impairment charges of $65.6 million and $1.0 million, respectively, in both cases with no tax benefit.

(c)	The number of shares used to compute earnings (loss) per common share data for all years prior to 2004 has been restated to reflect the effects of a “bonus element” inherent in the rights offering that was completed in the fourth quarter of 2004. Under the terms of the offering, holders of common shares were permitted to acquire additional shares at a price of $2.00 per share compared to a weighted-average market price on the closing dates of $2.91 per share. As a result of the bonus element, shares previously used to calculate basic and diluted earnings (loss) per common share were increased by a factor of 1.0891.

(d)	For 2004, 2003, 2002 and 2001, diluted earnings per common share is equal to basic earnings per common share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.

(e)	In 2004 and 2003, includes net income of $.8 million and net expense of $.8 million, respectively, related to adjustments of previously recorded gains and losses on divestitures of discontinued operations. In 2002, includes a net gain of $8.4 million on the divestitures of the Valenite and Widia and Werkö metalcutting tools businesses, the planned divestiture of the round metalcutting tools and grinding wheels businesses and adjustments of reserves related to the 1998 sale of the machine tools segment.

(f)	Represents a goodwill impairment charge related to the adoption of a new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

Company Overview
      Milacron is a leading global provider of equipment, supplies, services and complete end-to-end solutions to the plastics processing industries. We are also a leading global supplier of premium industrial fluids to the metalworking industries. First incorporated in 1884 and headquartered in Cincinnati, Ohio, we employ about 3,500 people and operate major manufacturing facilities in North America, Europe and Asia, while maintaining sales and services offices in over one hundred countries around the world. Milacron’s top priority is to support our customers with the most advanced technology and the most comprehensive, reliable service in our industry.
      We operate in four business segments. The first three, machinery technologies-North America, machinery technologies-Europe and mold technologies, serve the plastics processing industries. Our fourth segment, industrial fluids, serves the metalworking sector. Both of our machinery technologies segments provide leading-edge capital equipment, related tooling and replacement parts for the three most common methods of processing plastics: injection molding, blow molding and extrusion. Our mold technologies segment supplies mold bases, mold components, hot runner systems and numerous other components for injection molding, as well as MRO (maintenance, repair and operating) supplies for all plastics processing operations. Our industrial fluids segment develops and sells premium fluids for metalworking applications such as machining, grinding, forming and process cleaning. In all our businesses, we focus on leading-edge technology with superior aftermarket service and support.
      We entered the plastics machinery business with the introduction of our first line of injection molding machines in the late 1960s. By the mid 1980s, we had become the number-one U.S. producer of plastics machinery. Our major customers are producers of packaging, automobiles, consumer goods, building materials, industrial components, medical devices, appliances and housewares, and electrical products.

      Milacron pioneered the development of synthetic (water-based) industrial fluids and we have sold these fluids since the late 1940s. Our largest customer for fluids is the automotive industry, followed by makers of industrial components and machinery, off-road equipment, appliances and housewares, and aircraft.

Plastics Markets — Background and Recent History
      Since the end of World War II, plastics and plastic composites have increasingly replaced traditional materials such as metal, wood, glass and paper throughout manufacturing. Since 1970, global consumption of plastics resins has grown at a compounded annual rate of 6%, compared to 1% for steel and 3% for aluminum (Sources: BASF AG, Association of Plastics Manufacturers in Europe, International Iron & Steel Institute, U.S. Geological Survey).
      Plastic part production, like industrial production in general, has historically shown sustained growth. In every year from 1980 to 2000, plastic part production in the U.S. increased over the prior year, averaging 7% compounded annual growth (Source: U.S. Federal Reserve Board). Growth in plastics consumption and production has generally created increasing demand for our plastics machinery and related supplies. Between 1980 and 2000, our sales of plastics equipment and supplies in North America grew at 8% compounded annually excluding acquisitions (11% including acquisitions).
      In the 1990s, Milacron, like many other U.S. companies, benefited from a strong, growing economy. Our plastics technologies sales were approaching $1 billion with good profitability. At the end of the decade, however, the U.S. manufacturing sector fell into its most severe and prolonged downturn since the 1930s. From June 2000 to June 2003, for example, U.S. industrial production, a key indicator of demand for our products, declined 6% (Source: U.S. Federal Reserve Board). The plastics processing portion of the manufacturing sector was severely impacted. As production slowed, capacity utilization rates of U.S. plastics processors dropped from the previous peaks near 90% to record lows around 77% (Source: U.S. Federal Reserve Board), and shipments of injection molding machines in North America fell from a $1.2 billion 12-month moving total in 2000 to under $700 million by the end of 2001, and it stayed at very low levels through 2003 but experienced a partial recovery in 2004 (Source: The Society of Plastics Industry).
      During this deep recession in North America, with both European and Asian markets also in decline, albeit more modestly, demand for many of our plastics machinery lines declined by 50% or more, and our total global plastics technologies sales fell 27%. Despite a series of responsive actions, including a number of plant closings, head-count reductions and other measures resulting in cumulative annual cost-savings of $72 million, severely depressed sales volumes led to consolidated losses from continuing operations in 2001 through 2004.
      At the end of 2003, the manufacturing sector of the North American economy began to show some signs of recovery. In early 2004, the Institute for Supply Management’s manufacturing index, traditionally a very accurate leading indicator, rose to its highest level in twenty years, portending the long-awaited rebound in manufacturing. In the plastics sector, part production and U.S. capacity utilization were increasing gradually. In mid-2004, however, the industry was hit by a steep, unexpected jump in oil prices, resulting in rapid rises in material and resin costs. Many of our plastics-processing customers were negatively impacted, and we saw a corresponding weakness in plastics machinery orders in the second half of the year. By the end of 2004, however, there were signs that the recovery had resumed, including a double-digit increase in orders for plastics injection molding machinery in North America.

Industrial Fluids — Recent History
      During the severe manufacturing recession of 2000-2003, overall demand for our metalworking fluids declined by only 10%, as our largest customer group, automakers, maintained high levels of production both in North America and worldwide. Profitability in the fluids business, although impacted, held up fairly well throughout this period, with operating earnings in the range of 13% to 15% of sales.
      In 2004, sales of our metalworking fluids were up 5% from the prior year, aided in part by our geographic expansion in the growing eastern European and Asian markets, as well as by favorable currency translation effects. However, profitability in this segment declined due to a significant increase in insurance expense, as well as higher material costs and pension expense.

Consolidated 2004 Results
      Sales and new orders in 2004 were up slightly compared to 2003, as good growth in North America and Asia and favorable currency translation effects were tempered by weakness in western Europe. Our net loss for the year was $52 million, and included $21 million in refinancing costs and $13 million in restructuring charges. Earnings from continuing operations before interest, taxes, restructuring, refinancing and goodwill impairment charges were two and one half times higher than in 2003, as savings from restructuring and other cost reduction measures more than compensated for increased costs of materials, pension, insurance and compliance with the Sarbanes-Oxley Act.

Opportunities and Challenges
      Milacron successfully overcame a number of difficult challenges in 2004. In the first half of the year, even though an economic recovery in the manufacturing sector was gradually taking hold in North America, uncertainty surrounding the refinancing of major debt obligations maturing at that time had a discernible negative impact on our orders. By mid year, we had completed all the key refinancing transactions needed to strengthen our balance sheet and improve our financial flexibility and we were well positioned to begin taking advantage of the recovery. Unfortunately, at that time sudden increases in oil and material prices stalled the recovery and had a dampening effect on capital spending by our customers.
      To help reduce the impact of rising material costs and improve the availability of various steel components, we have been increasing our sourcing of parts and subassemblies from non-traditional markets. In addition, we have been able to offset some higher material costs with aggressive cost reductions and selective price increases, depending on market conditions. This should have a favorable impact on margins going forward.
      In 2004 we continued to expand our presence outside the United States, Canada and western Europe. During the year, we launched a joint venture operation in China, stepped up production in India and expanded our customer service capabilities in Asia and eastern Europe. As a result, we achieved sales growth in excess of 25% in these non-traditional markets. In addition, we undertook a number of initiatives to strengthen our performance and customer focus in our home markets of North America and western Europe.
      As we enter 2005, the recovery in machinery orders is once again taking hold and we are encouraged by recent order trends, particularly in North America. Beyond new machinery sales, our customers also want their existing tooling and equipment to last longer, and this creates major opportunities for us in all of our businesses, particularly aftermarket sales and service. A critical part of our strategy going forward, therefore, is to broaden our capabilities to provide strong aftermarket support.
      Among the challenges facing us in 2005 are: increased pension and insurance expense, higher material costs and ongoing weakness in western European markets. We expect to overcome these challenges through continued aggressive cost reductions, selective price increases and further sales growth in North America, eastern Europe and Asia. While our primary focus is on helping our customers become more competitive and profitable through advanced technology and superior service, we will also continue to improve our own competitiveness and profitability through Lean manufacturing techniques and other efficiency measures. Combined, all of these factors should help make 2005 a better year for Milacron.
Consolidated 2004 Results

Presence Outside the U.S.
      Since 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. For 2004, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Asia 8%; Canada and Mexico 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2004, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in 2003. As a result, Milacron experienced favorable currency translation effects on new orders and sales of $24 million and $25 million, respectively. The effect on earnings was not material.
      During 2004, the euro strengthened against the U.S. dollar by approximately 8% which caused the majority of a $16 million favorable adjustment to consolidated shareholders’ equity.
      If the euro should weaken against the dollar in future periods, we could experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Internal Control Over Financial Reporting
      While our management’s and our independent auditor’s assessments of the effectiveness of internal control over financial reporting are not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. The deficiency consists of inadequate levels of review of complex and judgmental accounting issues. Various adjustments to our financial statements were needed to correct errors resulting from the internal control deficiency. The deficiency manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. This internal control deficiency does not affect our independent auditor’s unqualified report on our financial statements as of December 31, 2004 and for the year then ended included in this annual report on Form 10-K. To address this material weakness we have increased our levels of review of complex and judgmental accounting issues and have initiated a plan to add personnel with technical accounting expertise as well as made a commitment to increase professional development for finance and accounting personnel. See Item 9A of this Form 10-K for further discussion of our internal control over financial reporting.

Significant Accounting Policies and Judgments
      The Consolidated Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the note captioned “Summary of Significant Accounting Policies” on pages 47 through 52 of this Form 10-K, which should be read in connection with the discussion that follows. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe that the estimates used in the preparation of the Consolidated Financial Statements are reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances
      At December 31, 2004, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2004, we have provided valuation allowances against all net deferred tax assets except $61 million in the U.S. that are offset by qualified tax planning strategies and available carrybacks and $6 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.
      At December 31, 2004, we had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $193 million and related deferred tax assets of $57 million. Valuation allowances totaling $51 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany and Italy — to conclude that no valuation allowances are required.
      At December 31, 2004, we had a U.S. federal net operating loss carryforward of $113 million, of which $17 million, $40 million and $56 million expire in 2023, 2024 and 2025, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($14 million) and additional state and local loss carryforwards ($10 million), totaled $64 million. Additional deferred tax assets totaling approximately $107 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2025.
      The transaction entered into with Glencore Finance AG and Mizuho International plc on June 10, 2004 will substantially delay the timing of the utilization of certain of the U.S. loss carryforwards and other tax attributes that are discussed in the preceding paragraph (see Liquidity and Sources of Capital). This delay will increase tax expense and decrease available cash in future years. Although the amounts are dependent on a number of future events and are therefore not currently determinable, we are completing our analysis to determine the annual limitations applicable to the U.S. net operating loss and tax credit carryforwards.
      At December 31, 2002, no valuation allowances had been provided with respect to the U.S. deferred tax assets based on a “more likely than not” assessment of whether they would be realized. This decision was based on the availability of qualified tax planning strategies and the expectation of increased industrial production and capital spending in the U.S. plastics industry. Higher sales and order levels in 2003 and beyond, combined with the significant reductions in our cost structure that had been achieved in recent years, were expected to result in improved operating results in relation to the losses incurred in 2002 and 2001.
      At June 30, 2003, however, we concluded that a recovery in the plastics industry and our return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003, we expected to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, U.S. generally accepted accounting principles include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a charge to the tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of our U.S. deferred tax assets for which future income was previously assumed.
      During the second half of 2003, we increased U.S. deferred tax assets by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million and as a result, there was no tax benefit for financial reporting purposes associated with the losses and the impairment charge. During 2004, deferred tax assets and valuation allowances were further increased by $15 million and $17 million, respectively. As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million.

We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. Due to better market information and refined estimates, the $61 million of tax planning strategies at the end of 2004 represents a net $8 million increase over the tax planning strategies at December 31, 2003 which resulted in a $8 million non-cash credit to the provision for income taxes in 2004.
      We will reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ equity in the period of the change.

Accounts Receivable, Inventory and Warranty Reserves
      Our internal accounting policies require that each of our operations maintain appropriate reserves for uncollectible receivables, inventory obsolescence and warranty costs in accordance with U.S. generally accepted accounting principles. Because of the diversity of our customers and product lines, the specific procedures used to calculate these reserves vary by location but in all cases must conform to company guidelines. Reserves are required to be reviewed and adjusted as necessary on a quarterly basis.
      Allowances for doubtful accounts are generally established using specific percentages of the gross receivable amounts based on their age as of a particular balance sheet date. Because of the product line and customer diversity noted above, each business unit is required to base the percentages it applies to its aged receivables on its unique history of collection problems. The percentages used are reviewed for continued reasonableness on a quarterly basis. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable for our continuing operations have averaged $3.2 million during the last three years. While we believe that our reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of our major customers could result in the need for additional reserves in the future.
      Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. As is the case for allowances for doubtful accounts, each business unit selects the percentages it applies based on its (i) unique history of inventory usage and obsolescence problems and (ii) forecasted usage. The preliminary calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2004, our continuing operations recorded new inventory obsolescence reserves totaling $7.4 million and utilized $6.2 million of such reserves in connection with the disposal of obsolete inventory. We believe that our reserves are appropriate in light of our historical results and our assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.
      Our warranty reserves are of two types — “normal” and “extraordinary.” Normal warranty reserves are intended to cover routine costs associated with the repair or replacement of products sold in the ordinary course of business during the warranty period. These reserves are accrued using a percentage-of-sales approach based on the ratio of actual warranty costs over a representative number of years to sales revenues from products sold with warranties over the same period. The percentages are required to be reviewed and adjusted as necessary at least annually. Extraordinary warranty reserves are intended to cover major problems related to a single machine or customer order or to problems related to a large number of machines or other type of product. These reserves are intended to cover the estimated costs of resolving the problems based on all relevant facts and circumstances. In recent years, costs related to extraordinary warranty problems have not been significant. In 2004, our continuing operations accrued warranty reserves totaling $4.2 million and incurred warranty-related costs totaling $5.6 million. While we believe that our warranty reserves are adequate in the circumstances, unforeseen problems related to unexpired warranty obligations could result in a requirement for additional reserves in the future.

Impairment of Goodwill and Long-Lived Assets
      In years prior to 2002, we reviewed the carrying value of goodwill annually using estimated undiscounted future cash flows. However, effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), under which we test goodwill for impairment using probability-weighted cash flows discounted at market interest rates. The change from undiscounted to discounted cash flows resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 million after tax) that was recorded as the cumulative effect of a change in accounting method as of January 1, 2002.
      SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally best determined through market prices. Due to the absence of market prices for our businesses and as permitted by SFAS No. 142, we have elected to base our testing on discounted cash flows as discussed above. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The cash flows we use are derived from the annual long-range planning process that we complete in the third quarter of each year. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three years based on current and forecasted economic conditions. Each business unit’s plan is reviewed by corporate management and the entire plan is reviewed with our board of directors. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates are obtained from an outside source based on the Standard Industrial Classification codes in which our businesses operate. These discount rates are then judgmentally adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the non-U.S. countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used are susceptible to change due to global and regional economic conditions as well as competitive factors in the industries in which we operate. In recent years, many of our cash flow forecasts have not been achieved due in large part to the unprecedented length and depth of the recession, particularly in the market for capital equipment in the plastics processing industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable in the circumstances, various economic factors could cause the results of our testing to vary significantly.
      SFAS No. 142 requires that goodwill be tested for impairment annually or whenever certain indicators of impairment are determined to be present. We conducted our first annual review of goodwill balances as of October 1, 2002. This review resulted in a pretax goodwill impairment charge related to the mold technologies segment of $1.0 million (with no tax benefit) that was recorded in the fourth quarter. In the third quarter of 2003, we tested the goodwill of the mold base and components and maintenance, repair and operating supplies (MRO) businesses that are included in the mold technologies segment for impairment due to the presence of certain indicators of impairment. Although these businesses failed to achieve the cash flow forecasts included in their annual business plans during the first half of the year, at the end of the second quarter of 2003 it was believed that a further economic recovery in both North America and Europe would result in improved cash flows for these businesses for the remainder of the year and for subsequent years. It was also anticipated that the restructuring actions undertaken in Europe in the years 2001 through 2003 would significantly improve the overall cash flow of the mold base and components business. During the third quarter of 2003, we completed our annual long-range planning process that focused on the years 2004 through 2006. This process revealed that the future cash flows expected to be generated by the two businesses would continue to be lower than the amounts anticipated a year earlier. The biggest decrease in expected cash flow related to the European mold base and components business due to the anticipation of continued softness in the markets it serves. Because of the change in expectations, we tested the goodwill of both businesses for impairment during the third quarter of 2003 rather than waiting for the annual review that is conducted during the fourth quarter. This review resulted in a preliminary goodwill impairment charge of $52.3 million that was recorded in the third quarter and subsequently adjusted to $65.6 million in the fourth quarter after the completion of the independent appraisals of certain tangible and intangible assets that were required to determine their fair values. Our annual review of goodwill as of October 1, 2003 did not result in any additional impairment charges.
      Our annual review of goodwill impairment as of October 1, 2004 did not result in additional impairment charges.
      We review the carrying values of our long-lived assets other than goodwill annually under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reviews are conducted by comparing the estimates of undiscounted future cash flows that are included in our long-range internal operating plans to the carrying values of the related assets. To be conservative, no growth in operating cash flows beyond the third year is currently assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts. In 2004, we reviewed the aggregate carrying values of selected groups of our long-lived assets. The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, intangible assets other than goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 9 years and that the weighted-average recovery period is approximately 28% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2004.

Self-Insurance Reserves
      Through our wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), we are primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain U.S. employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to us. Exposure for general and product liability claims is supplemented by reinsurance coverage in some cases and by excess liability coverage in all policy years. Worker’s compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2004, MAL had reserves for known claims and incurred but not reported claims under all coverages totaling approximately $33.9 million and expected recoveries from excess carriers and other third parties of $13.8 million. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to us. Of the $33.9 million in reserves at December 31, 2004, $26.8 million is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date. The remaining $7.1 million is included in accrued and other current liabilities. The expected recoveries from excess carriers and other third parties are included in other current assets ($4.1 million) and other noncurrent assets ($9.7 million).
      MAL’s reserves are established based on known claims, including those arising from litigation, and our best estimates of the ultimate liabilities thereunder (after consideration of excess carriers’ liabilities and claims against third parties) and on estimates of the cost of incurred but not reported claims. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all evidence available as of the respective balance sheet dates or as further information becomes available or circumstances change. While the ultimate amount of MAL’s exposure to claims is dependent on future events that cannot be predicted with certainty, we believe that the recorded reserves are appropriate based on current information. It is possible that our ultimate liability could substantially exceed our recorded reserves as of December 31, 2004, but the amount of any such excess cannot be reasonably determined at this time. Were we to have significant adverse judgments or determine, as cases progress, that significant additional reserves should be recorded, our future operating results, financial condition and liquidity could be adversely affected.

Pensions
      We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for certain U.S. employees, which is also the only defined benefit plan that is funded. Excluding charges of $4.7 million for temporary supplemental retirement benefits that were offered in connection with restructuring actions, we recorded pension income of $9.4 million related to this plan in 2002. In 2003, however, pension income decreased to $.6 million, once again excluding charges for supplemental benefits of $3.2 million. We recorded pension expense related to this plan of approximately $6.7 million in 2004 and currently expect to record pension expense of $11 million to $12 million in 2005. Pension expense for 2006 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension income or expense and the reasons for the reductions in income identified above.
      A significant factor in determining the amount of income or expense to be recorded for the funded U.S. plan is the expected long-term rate of return on assets assumption. In 2002 and in several preceding years, we used an expected long-term rate of return of 9 1/2%. However, we began using a rate of return of 9% beginning in 2003 and continued to do so in 2004. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments, as well as international securities. The change from the 9 1/2% rate of return assumption to the lower 9% rate had the effect of reducing the amount of pension income that would otherwise be reportable in 2004 by almost $2 million.
      In determining the amount of pension income or expense to be recognized, the expected long-term rate of return is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. This practice is intended to reduce year-to-year volatility in recorded pension income or expense but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on the long-term rate-of-return assumption. At December 31, 2004, the market value of the plan’s assets was $379 million whereas the calculated value of these assets was $365 million. The difference arises because the latter amount includes only two-thirds of the asset-related gain realized in 2003 and one-third of the gain from 2004. However, if significant asset-related losses are incurred in 2005, it will have the effect of increasing the amount of pension expense to be recognized in future years beginning in 2006.
      In addition to the expected rate of return on plan assets, recorded pension income or expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At December 31, 2002, the discount rate used to value the liabilities of the principal U.S. plan was reduced from 7 1/4% to 6 1/2%. The rate was further lowered to 6 1/4% at December 31, 2003 and to 6% at December 31, 2004. The combined effects of these changes and the variances in relation to the long-term rate of return assumption discussed above have resulted in cumulative losses in excess of the 10% corridor. Pension expense for 2004 includes more than $6 million for the amortization of previously unrecognized losses. Expense for amortization of previously unrecognized losses is expected to be in excess of $9 million in 2005.
      Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2005. Specifically, a one-half percent increase in the rate of return on plan assets assumption would have the effect of decreasing pension expense by approximately $2 million. A comparable decrease in this assumption would have the opposite effect. In addition, a one-

quarter percent increase in the discount rate would decrease expense by approximately $.9 million. Conversely, a one-quarter percent decrease in the discount rate would have the effect of increasing pension expense by $1.2 million.
      Because of the significant decrease in the value of the assets of the funded plan for U.S. employees during 2001 and 2002 and the decreases in the plan’s discount rate, we recorded a minimum pension liability adjustment of $118 million effective December 31, 2002 and significantly reduced the carrying value of the pension asset related to the plan. This resulted in a $95 million after-tax reduction in shareholders’ equity. At December 31, 2003, shareholders’ equity was increased by $14 million (with no tax effect) due to an increase in plan assets in 2003 that was partially offset by an increase in liabilities that resulted from a lower discount rate. During 2004, the amount of the adjustment to shareholders’ equity was increased by $13 million (with no related tax effect) to $94 million. The change was due to an increase in the assets of the funded plan that was more than offset by an increase in its liabilities due to the change in the discount rate and to the recording of a similar adjustment related to an unfunded plan. All of these adjustments were recorded as a component of accumulated other comprehensive loss and therefore did not affect reported earnings or loss. However, they resulted in $94 million and $81 million after-tax reductions of shareholders’ equity at December 31, 2004 and December 31, 2003, respectively.
Results of Operations
      In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs. Accordingly, those discussions should be read in connection with (i) the tables on pages 34 and 35 of this Form 10-K under the caption “Comparative Operating Results” and (ii) the Consolidated Financial Statements and notes thereto that are included herein on pages 43 through 104.

Basis of Presentation
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Summary of Significant Accounting Policies — Changes in Methods of Accounting,” in the fourth quarter of 2004, we elected to change our method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. Certain of the amounts discussed herein for the years 2002 and 2003 have been restated to conform to the 2004 presentation.

Earnings Per Common Share
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Earnings Per Common Share,” the number of shares previously used to compute earnings (loss) per common share data for all years prior to 2004 has been increased by a factor of 1.0891 to reflect the effects of a “bonus element” inherent in a rights offering that was completed in the fourth quarter of 2004.

Discontinued Operations
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Discontinued Operations,” in the third quarter of 2002 we completed the sales of our Valenite and Widia and Werkö metalcutting tools businesses and began to explore strategic alternatives for the sale of our round metalcutting tools and grinding wheels businesses. The round metalcutting tools business was sold in two separate transactions in the third quarter of 2003 and the grinding wheels business was sold on April 30, 2004. All of these businesses are reported as discontinued operations in the Consolidated Financial Statements. The comparisons of results of operations that follow exclude these businesses and relate solely to our continuing operations unless otherwise indicated.

Pension Income and Expense
      In 2002 and prior years, we recorded significant amounts of income related to our defined benefit pension plan for certain U.S. employees. However, because of the significant decrease in the value of the plan’s assets and changes in the rate-of-return on assets and discount rate assumptions (see “Significant Accounting Policies and Judgments — Pensions”), pension income in 2003 was reduced to $.6 million, of which $.5 million is included in continuing operations. For 2004, we recorded pension expense of $6.7 million, substantially all of which was charged to continuing operations. As discussed further below, the fluctuations between years have negatively affected margins, selling and administrative expense and earnings. Additional increases in non-cash pension expense are expected in 2005.
      Because of the funded status of the plan, we will be required to make cash contributions to the plan’s trust for the next several years in addition to the $4.2 million that was contributed in 2004. Estimated amounts applicable to future years are included in the table captioned “Contractual Obligations” and discussed in note (a) thereto (see “Contractual Obligations”).
2004 Compared to 2003

New Order and Sales
      Consolidated new orders were $766 million in 2004 compared to $747 million in 2003. Consolidated sales totaled $774 million in 2004, which represents a $34 million, or 5%, increase over 2003 sales of $740 million. New orders and sales benefited from $24 million and $25 million, respectively, of favorable currency effects that resulted principally from the strength of the euro in relation to the U.S. dollar.
      Export orders increased from $73 million in 2003 to $79 million in 2004 and export sales increased from $73 million to $78 million. The increases were due principally to higher export business for U.S.-built injection molding machines that was offset to some degree by lower volume for blow molding systems. Total sales to non-U.S. markets, including exports, were $362 million in 2004 compared to $338 million in 2003 with the increase being due principally to currency effects. In 2004, products sold outside the U.S. represented 47% of total sales compared to 46% in 2003. Products manufactured outside the U.S. represented 40% of total sales in 2004 compared to 39% in 2003.
      The backlog of unfilled orders was $87 million at December 31, 2004. At December 31, 2003, the backlog was $92 million. While the backlog for U.S.-built injection molding machines increased in 2004, the overall decrease resulted principally from lower order levels for European-built machinery in the fourth quarter of the year.

Margins, Costs and Expenses
      The consolidated manufacturing margin was 18.9% in 2004, which includes restructuring costs of $1.4 million related to product line discontinuation. Excluding restructuring costs, the 2004 manufacturing margin was 19.1%. Including $3.3 million of restructuring costs, the manufacturing margin was 17.9% in 2003. Excluding this amount, the margin was 18.4%. The improvement in the margin excluding restructuring costs was achieved despite higher raw material costs and a $4.2 million increase in insurance expense. Pension expense also increased to $4.8 million in 2004 compared to income of $.4 million in 2003. Pension expense related to cost of products sold is expected to increase further in 2005 to as much as $9 million. Incremental cost savings from the restructuring actions that are discussed below were approximately $23 million in 2004. We expect to realize an additional $6 million of savings in 2005 when we receive the full benefit of actions initiated in 2004. Approximately two-thirds of savings in both years relate to cost of products sold. While precise quantification is impossible, we believe that our results for 2004 also benefited from the process improvements initiated in recent years.
      Total selling and administrative expense decreased modestly from $129 million in 2003 to $127 million in 2004 despite adverse currency effects and a $1.7 million increase in pension expense. Selling expense decreased by $2.7 million due in part to the benefits of our restructuring actions. Lower bad debt expense and trade show costs also contributed to the decrease. As a percent of sales, selling expense decreased from 14.0%

in 2003 to 13.1% in 2004. Administrative expense increased modestly due to currency effects and $1.9 million of costs associated with implementing Section 404 of the Sarbanes-Oxley Act of 2002. These increases more than offset the benefits of our cost-cutting initiatives.
      Other expense-net was expense of $2.9 million in 2004 compared to income of $.2 million in 2003. The latter amount includes $3.5 million of income from the settlement of warranty claims against a supplier and $.9 million of income from the licensing of patented technology. Income from technology licensing was $.8 million in 2004.
      Interest expense net of interest income increased from $23.0 million in 2003 to $37.3 million in 2004 due to higher borrowing costs (including amortization of deferred financing fees) related to the new financing arrangements entered into on March 12, 2004 and June 10, 2004 (see Liquidity and Sources of Capital). The amount for 2004 also includes a one-time, non-cash charge of $6.4 million for the write off of a financial asset related to the Series A Notes that were issued on March 12, 2004. The asset resulted from a beneficial conversion feature that allowed the holders of Series A Notes to acquire shares of common stock at approximately $2.00 per share compared to a market value of $2.40 per share on March 12, 2004. The interest rate swap that was entered into on July 30, 2004 (see Liquidity and Sources of Capital) had the effect of lowering interest expense by $.4 million in 2004. Increases in short-term interest rates will have the effect of increasing interest expense in the future.

Refinancing Costs
      During 2004, we charged to expense $21.4 million of refinancing costs, including $6.6 million incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Liquidity and Sources of Capital). Other refinancing costs in 2004 included (i) $6.2 million for the tender offer premium for our 7 5/8% Eurobonds due 2005 and the related expenses, (ii) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (iii) charges of $4.5 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related expenses and (iv) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston facility. In the third and fourth quarters of 2003, we expensed a total of $1.8 million of costs incurred in that year in pursuing alternatives to the 2004 refinancing transactions. No further refinancing expenses are expected in 2005.

Restructuring Costs
      The following paragraphs discuss the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Financial Statements captioned “Restructuring Costs” which should be read in connection with the discussion that follows.
      In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. In addition, the mold making operation has been moved to a smaller, more cost-effective location near Manchester. In another action, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was discontinued and transferred to other facilities in North America.
      Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations, including the discontinuation of the manufacture of certain product lines at the Magenta, Italy plant. We also initiated a plan to close our special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. In the third quarter of 2003, we began to implement additional restructuring initiatives that focused on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions.

      In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the total overhead cost structure of our North American plastics machinery operations. In the third quarter of 2004, we elected to discontinue the sale of certain lines of blow molding systems in North America. This decision resulted in a charge of $1.4 million to adjust the carrying values of the related inventory to net realizable value. Finally, in response to soft market conditions in western Europe, we implemented further headcount reductions in our mold technologies business in that region during the fourth quarter.
      In addition to the actions that are discussed above, restructuring costs in both 2004 and 2003 include costs to integrate the operations of two businesses acquired in 2001 with our existing mold base and components business in Europe. A majority of the 2004 costs relate to adjustments of the carrying values of two closed manufacturing facilities to reflect revised estimates of their ultimate selling prices.
      In total, the actions described above resulted in restructuring costs of $13.0 million in 2004 and $27.1 million in 2003. The amount for 2004 includes fourth quarter non-cash charges totaling $6.2 million to adjust the carrying values of surplus machinery and three closed manufacturing facilities, including one located in the U.S., to expected realizable values. Cash costs related to the restructuring actions totaled $8.3 million and $10.2 million in 2004 and 2003, respectively. Cash costs for certain other restructuring actions that were initiated in 2001 and 2002 were $1.6 million in 2003. In 2005, restructuring expense to complete the actions initiated in 2003 and 2004 will be approximately $1.0 million while cash costs are expected to be approximately $2.7 million.
      The costs and related cash effects of the actions described above as well as certain other actions that were initiated in 2001 are summarized in the table that follows.
Restructuring Actions

		Restructuring Costs			Cash Costs

	Year Initiated	2004	2003	2002	2004	2003	2002

		(In millions)
Machinery technologies — North America
Injection molding and blow molding employment reductions	2003 & 2004	$2.5	$3.8	$—	$1.7	$.7	$—
Blow molding machinery and mold making relocations	2002	5.5	3.9	3.4	.6	3.4	.4
Southwest Ohio reorganization	2002	—	—	.6	—	—	.1
Injection molding and extrusion early retirement program and general overhead reductions	2001	—	—	2.3	—	—	.6
Injection molding and blow molding facilities product line rationalization	2001	—	—	.4	—	—	.2
Other 2001 actions	2001	—	—	—	—	—	.2

		8.0	7.7	6.7	2.3	4.1	1.5
Machinery technologies — Europe
Blow molding product line rationalization and employment reductions	2003	.2	4.5	—	.9	.7	—
Injection molding sales office and employment reductions	2003	—	2.0	—	1.4	.5	—
Injection molding and blow molding overhead reductions	2001	—	—	(.4)	—	1.3	4.0

		.2	6.5	(.4)	2.3	2.5	4.0

		Restructuring Costs			Cash Costs

	Year Initiated	2004	2003	2002	2004	2003	2002

		(In millions)
Mold technologies
Downsize Fulda plant	2004	2.2	—	—	.6	—	—
Mahlberg plant closure	2003	1.3	5.7	—	—	2.8	—
North American employment reductions	2003	—	1.0	—	.3	.6	—
European sales reorganization	2003 & 2004	1.0	3.6	—	2.4	1.3	—
Monterey Park plant closure	2002	—	.5	.9	—	(.2)	—
EOC and Reform integration	2001	.3	1.8	4.6	.2	.2	7.8
North American overhead and general employment reductions	2001 & 2002	—	—	.9	—	—	.3

		4.8	12.6	6.4	3.5	4.7	8.1
Industrial fluids and corporate
Early retirement program and general overhead reductions	2003	—	.3	—	.1	.2	—
Early retirement program and general overhead reductions	2001 & 2002	—	—	1.2	.1	.3	.3

		—	.3	1.2	.2	.5	.3

		$13.0	$27.1	$13.9	$8.3	$11.8	$13.9

      The non-cash costs of the restructuring actions presented in the above table consist principally of $6.1 million of supplemental early retirement benefits that will be paid by our defined benefit pension plan for certain U.S. employees, $6.6 million to adjust inventories related to discontinued product lines to expected realizable values and $12.7 million to adjust the carrying values of facilities and production equipment to be disposed of to expected realizable values.
      The table that follows depicts the cost savings realized in 2002, 2003 and 2004 from the restructuring actions discussed above and from certain 2001 actions and the incremental savings of approximately $5.7 million that are expected to be realized in 2005.
Restructuring Actions

			Cost Savings

		Headcount				Incremental
	Year Initiated	Reductions	2002	2003	2004	2005

			(In millions)
Machinery technologies — North America
Injection molding and blow molding employment reductions	2003 & 2004	165	$—	$2.1	$8.8	$3.3
Blow molding machinery and mold making relocations	2002	42	—	3.7	4.7	—
Southwest Ohio reorganization	2002	24	.8	2.7	2.7	—
Injection molding and extrusion early retirement program and general overhead reductions	2001	165	9.9	10.7	10.7	—
Injection molding and blow molding facilities product line rationalization	2001	64	4.4	4.2	4.2	—
Other 2001 actions	2001	52	5.0	5.0	5.0	—

		512	20.1	28.4	36.1	3.3

			Cost Savings

		Headcount				Incremental
	Year Initiated	Reductions	2002	2003	2004	2005

			(In millions)
Machinery technologies — Europe
Blow molding product line rationalization and employment reductions	2003	47	—	1.0	2.8	—
Injection molding sales office and employment reductions	2003	72	—	.4	3.6	.9
Injection molding and blow molding overhead reductions	2001	133	5.0	6.8	7.2	—

		252	5.0	8.2	13.6	.9
Mold technologies
Downsize Fulda plant	2004	25	—	—	—	.8
Mahlberg plant closure	2003	64	—	2.1	3.8	.2
North American employment reductions	2003	38	—	1.0	3.1	.1
European sales reorganization	2003 & 2004	79	—	.1	5.5	.4
Monterey Park plant closure	2002	12	—	.6	.8	—
EOC and Reform integration	2001	233	3.0	5.2	5.2	—
North American overhead and general employment reductions	2001 & 2002	47	1.9	2.0	1.9	—

		498	4.9	11.0	20.3	1.5
Industrial fluids and corporate
Early retirement program and general overhead reductions	2003	11	—	.5	1.4	—
Early retirement program and general overhead reductions	2001 & 2002	16	.5	1.0	1.0	—

		27	.5	1.5	2.4	—

		1,289	$30.5	$49.1	$72.4	$5.7

Goodwill Impairment Charge
      In 2003, we recorded a goodwill impairment charge of $65.6 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The charge was calculated by discounting estimated future cash flows and resulted from a downward adjustment of the cash flows expected to be generated by these businesses due to the delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to our European mold base and components business due to continued weakness in the markets it serves.

Results By Segment
      Machinery technologies — North America — New orders in the machinery technologies — North America segment increased from $325 million in 2003 to $337 million in 2004. The segment’s sales increased by $13 million from $321 million to $334 million. The increases were due principally to improved demand for injection molding machines, especially in the fourth quarter. Despite higher raw materials costs, the absence of $3.5 million of income from the settlement of warranty claims against a supplier and a $6.3 million increase in pension expense, the segment had operating earnings of $16.0 million in 2004 compared to earnings of $8.1 million in 2003, in both cases excluding restructuring costs which were $8.0 million in 2004 and $7.7 million in 2003. In 2004, these costs related principally to actions intended to enhance customer service while further reducing overhead costs and to a non-cash adjustment of the carrying value of our former blow molding systems facility to reflect revised estimates of its ultimate selling price. The relocation of the blow molding machinery business and supplemental early retirement benefits intended to reduce the segment’s cost structure accounted for a majority of the 2003 expense. The segment’s improved operating results in 2004 were due principally to increased sales volume, improved price realization and incremental benefits of approximately $8 million related to the restructuring and cost-cutting initiatives that were implemented in 2002 through 2004. The incremental savings in 2005 are expected to be in excess of $3 million.
      Machinery technologies — Europe — The machinery technologies — Europe segment had new orders of $155 million and sales of $167 million in 2004. In 2003, orders were $154 million while sales totaled $151 million. Currency effects contributed $13 million of incremental orders and $14 million of sales in 2004. Demand was primarily export-driven as orders in western Europe slowed, particularly in the fourth quarter of the year. Despite rising material costs, the segment had an operating profit of $1.9 million in 2004 compared to a loss of $1.4 million in 2003. These amounts exclude restructuring costs of $.2 million in 2004 and $6.5 million in 2003. In both years, these costs related to the restructuring of the segment’s blow molding machinery business (including the discontinuation of certain product lines) that was undertaken in 2003 and to overhead reductions in the segment’s injection molding machinery business. The incremental savings related to these actions totaled approximately $5 million in 2004. Approximately $1 million of incremental savings are expected in 2005.
      Mold technologies — The mold technologies segment’s 2004 new orders of $168 million were virtually unchanged from the prior year despite favorable currency effects of $6 million. The segment’s sales of $167 million were also flat despite $6 million of favorable currency effects. Orders and sales improved modestly in North America but decreased in Europe due to weak economic conditions in that region. Despite higher insurance costs in North America and raw material cost increases worldwide, the segment had an operating profit of $4.3 million in 2004 compared to a profit of $1.8 million in 2003, in both cases excluding restructuring costs. The improvement in profitability was primarily the result of cost savings from recent restructuring actions in Europe. Weak price realization and reduced sales volume in Europe tempered the extent of the improvement. The segment’s restructuring costs totaled $4.8 million in 2004 and $12.6 million in 2003. The 2003 costs related principally to overhead reductions in North America and the further consolidation of the segment’s European operations, including the closure of a manufacturing plant and the reorganization of its marketing and sales structure. The amount for 2004 was due to adjustments to the carrying values of two closed facilities to reflect revised estimates of their future selling prices, costs to downsize another facility and additional overhead reductions implemented in the fourth quarter. Cost savings related to the 2003 and 2004 actions and to actions implemented in 2002 totaled approximately $9 million. The incremental savings related to the 2003 actions and the overhead reductions implemented in 2004 are expected to total approximately $1.5 million in 2005.
      Industrial Fluids — The industrial fluids segment had new orders and sales of $109 million each in 2004 compared to orders and sales of $104 million in 2003. Favorable currency effects accounted for a majority of the increases as manufacturing activity slowed in the second half of the year. The segment’s operating profit decreased from $15.7 million in 2003 to $9.2 million in 2004 due principally to higher insurance costs, which increased by $2.8 million, and higher raw material costs, especially for chemicals and steel. Transportation costs also increased in 2004. The segment’s pension expense increased by $.6 million as did selling expense to expand distribution networks in both North America and eastern Europe. Pension expense can be expected to increase further in 2005 but future insurance costs will depend on factors that cannot be predicted with certainty at this time. To offset the higher material costs, price increases were phased in during the fourth quarter of 2004 but because a high percentage of fluid sales are made on a six– or twelve-month contract basis, the full effect of the increases will not be realized until the first half of 2005.

Loss From Continuing Operations Before Income Taxes
      Our pretax loss from continuing operations was $53.9 million in 2004 compared to a loss of $110.4 million in 2003. The amount for 2004 includes refinancing costs of $21.4 million and restructuring costs of $13.0 million. The loss for 2003 includes the previously discussed $65.6 million goodwill impairment charge as well as restructuring and refinancing costs of $27.1 million and $1.8 million, respectively. The comparison between years benefited from incremental savings of $23 million arising from the restructuring actions initiated in 2002 through 2004 but was adversely affected by a $6.9 million increase in pension expense as well as higher insurance and raw material costs.

Income Taxes
      In the second quarter of 2003, we recorded a $71 million charge in the provision for income taxes to establish valuation allowances against a portion of our U.S. deferred tax assets (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances). Additional deferred tax assets and valuation allowances were recorded in the second half of 2003 and in 2004.
      In 2004, we recorded a net U.S. tax benefit of $9.7 million primarily related to a $7.8 million increase in the value of our tax planning strategies and benefits relating to a special ten year carryback of $1.9 million. However, due to insufficient positive evidence we were precluded from recognizing a tax benefit related to the remaining operating loss incurred for the year. Certain of our non-U.S. subsidiaries also lacked sufficient positive evidence to allow them to record any tax benefits with respect to their losses for the year. However, profitable non-U.S. operations, primarily in The Netherlands, Canada and India, recorded net income tax expense of $4.3 million in 2004. Additional valuation allowances of $2.8 million were recorded against deferred tax asset balances in Italy, France and Denmark. In the aggregate, these factors resulted in a 2004 tax benefit of $2.6 million on a pretax loss from continuing operations of $53.9 million.
      In 2003, the provision for income taxes of $73.3 million includes the previously discussed $71 million second quarter charge as well as tax expense related to profitable non-U.S. operations. The same factors that precluded the recognition of tax benefits with respect to U.S. and certain non-U.S. losses were also applicable in 2003.

Loss From Continuing Operations
      Our 2004 loss from continuing operations was $51.3 million, or $1.33 per share, compared to a loss of $183.7 million, or $5.02 per share, in 2003. The loss for 2004 includes refinancing costs of $21.4 million and restructuring costs of $13.0 million, in both cases with no tax benefit. In 2003, the loss from continuing operations includes the $65.6 million goodwill impairment charge (with no tax benefit) as well as $25.5 million in after-tax restructuring costs.

Discontinued Operations
      In 2004 and 2003, the loss from discontinued operations includes the operating results of our grinding wheels business which was sold on April 30, 2004. In 2003, discontinued operations also includes the results of our round metalcutting tools business that was sold in two separate transactions in September of that year.
      In 2004, discontinued operations includes a net gain of $.8 million to adjust the previously recorded loss on the divestiture of the grinding wheels business to reflect the actual sale proceeds and transaction costs and to further adjust losses on divestitures completed in prior years. In 2003, discontinued operations includes net expense of $.8 million to adjust previously recorded gains and losses on divestitures to reflect revised estimates of reserve requirements and expected divestiture proceeds.

Net Loss
      Including the previously discussed refinancing and restructuring costs and the results of discontinued operations, our net loss in 2004 was $51.8 million, or $1.34 per share. In 2003, our net loss was $190.9 million, or $5.21 per share, which includes the $71 million tax charge as well as restructuring costs and the goodwill impairment charge.

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

Margins, Costs and Expenses
      Including $3.3 million of restructuring costs related to product line discontinuation, the consolidated manufacturing margin was 17.9% in 2003. Excluding restructuring costs, the consolidated margin was 18.4%. In 2002, the consolidated manufacturing margin, including $1.9 million of restructuring costs, was 17.2%. Excluding restructuring costs, the 2002 margin was 17.5%. Margins remained low in relation to pre-recession historical levels due to reduced sales volume and the related underabsorption of manufacturing costs. Margins were also penalized by increased pricing pressure for plastics processing machinery in both North America and Europe and a $5.0 million decrease from 2002 in the amount of pension income included in the cost of products sold. However, margins benefited from the effects of our process improvement initiatives and our recent restructuring actions.
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
      Other expense-net increased from income of $1.0 million in 2002 to income of $.2 million in 2003. The amount for 2003 includes income of $3.5 million from the settlement of warranty claims against a supplier and $.9 million of income from the licensing of patented technology. The 2002 amount includes income of $4.5 million from technology licensing.

Restructuring Costs
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Restructuring Costs,” in 2002 and 2003 we announced additional restructuring initiatives intended to further reduce our cost structure as well as to improve operating efficiency and customer service. In the aggregate, these actions ultimately resulted in the elimination of approximately 500 positions worldwide. Cost savings related to these actions were in excess of $15 million in 2003. This is in addition to the savings we realized from the restructuring actions that were initiated in 2001.

      In the fourth quarter of 2002, we initiated the transfer of all manufacture of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our facility near Cincinnati, Ohio. The mold making operation in Manchester was moved to a smaller, more cost-effective location near the former facility. In another action, the manufacture of special mold bases for injection molding at the Monterey Park, California plant was discontinued and transferred to other facilities in North America.
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
      In 2003 and 2002, restructuring costs also include amounts for the integration of EOC and Reform, two businesses acquired in 2001, with our existing mold base and components business in Europe and costs associated with initiatives announced in 2001 and 2002 to consolidate manufacturing operations and reduce Milacron’s cost structure.
      The costs of the actions described above as well as the related cash effects and cost savings are summarized in the tables on pages 26 through 28 of this Form 10-K.

Goodwill Impairment Charge
      In 2003, we recorded a goodwill impairment charge of $65.6 million (with no tax benefit) to adjust the carrying value of the goodwill of two businesses included in the mold technologies segment. The charge was calculated by discounting estimated future cash flows and resulted from a downward adjustment of the cash flows expected to be generated by these businesses due to the delay in the general economic recovery in both North America and Europe. The largest decrease in cash flow expectations related to our European mold base and components business due to continued weakness in the markets it serves.

Results By Segment
      The following sections discuss the operating results of our business segments which are presented in tabular form on pages 91 through 93 of this Form 10-K. As presented therein, segment operating profit or loss excludes restructuring costs and goodwill impairment charges.
      Machinery technologies — North America — New orders in the machinery technologies — North America segment were $325 million in 2003 compared to $321 million in 2002. The segment’s sales also increased modestly from $314 million in 2002 to $321 million in 2003. Despite signs of increased capacity utilization in U.S. plastics processing industries in the fourth quarter, orders and shipments remained at low levels for the third consecutive year due to depressed capital spending. In addition, the segment’s results were penalized by weaker price realization and reduced pension income but benefited from our restructuring and cost reduction initiatives. Excluding restructuring costs, the segment had operating earnings of $8.1 million in 2003 compared to $7.5 million in 2002. The decrease was due entirely to a $6.1 million reduction in pension income and the absence of $4.5 million of royalty income from the licensing of patented technology that was received in 2002. Restructuring costs for the segment were $7.7 million in 2003 and $6.7 million in 2002. In both years, most of these costs related to the relocation of the North American blow molding systems business and to supplemental retirement benefits offered for the purpose of reducing the cost structure of the segment’s injection molding and extrusion machinery businesses. The restructuring actions initiated in 2002 and 2003 resulted in incremental cost savings in excess of $8 million in 2003.
      Machinery technologies — Europe — The machinery technologies — Europe segment had new orders of $154 million and sales of $151 million in 2003 compared to orders of $122 million and sales of $117 million in 2002. Currency translation effects related to the strength of the euro in relation to the dollar contributed about two-thirds of both increases. Sales of blow molding systems were flat in relation to 2002 but orders and shipments of European-built injection molding machines increased as measured in local currency despite weaker price realization. The segment’s operating results improved significantly as a result of our restructuring of its blow molding systems business as its loss excluding restructuring costs decreased from $8.1 million in 2002 to $1.4 million in 2003. Restructuring costs totaled $6.5 million in 2003 and related principally to the restructuring of our European blow molding operations and the discontinuation of certain of its product lines and to overhead reductions in the segment’s injection molding machinery business. In 2003, these actions have resulted in savings in excess of $1 million.
      Mold technologies — In 2003, the mold technologies segment had new orders and sales of $169 million compared to $175 million of orders and sales in 2002. The decreases occurred despite favorable currency effects of approximately $10 million. The segment’s profitability was adversely affected by low levels of industrial production and capacity utilization in both North America and Europe. Inefficiencies associated with the consolidation of the segment’s European operations continued into 2003 and adversely affected its results as did reduced profitability in North America. Excluding restructuring costs, the segment had operating earnings of $1.8 million in 2003 compared to earnings of $5.3 million in 2002. Restructuring costs totaled $12.6 million in 2003 and related principally to overhead reductions in North America and to the further consolidation of the segment’s European operations. The actions in Europe included the closure of two manufacturing plants and the reorganization and consolidation of the European marketing and sales structure. Restructuring costs of $6.4 million in 2002 related principally to the closure of a manufacturing plant in the U.S. and to costs to integrate two businesses acquired in 2001 with the segment’s existing European operations. The actions initiated in 2002 and 2003 resulted in savings of almost $4 million in 2003.
      Industrial Fluids — The industrial fluids segment had new orders and sales of $104 million compared to orders and sales of $96 million in 2002. Both increases were due principally to currency effects related to the segment’s operations in Europe. Despite a $.9 million reduction in pension income, the segment’s operating profit increased from $14.4 million in 2002 to $15.7 million in 2003.

Loss From Continuing Operations Before Income Taxes
      Our pretax loss was $110.4 million in 2003 compared to a loss of $37.1 million in 2002. The amount for 2003 includes restructuring costs of $27.1 million and the previously discussed $65.6 million goodwill impairment charge. In 2002, restructuring costs were $13.9 million. The comparison between years was also adversely affected by a $7.1 million reduction in the amount of pension income related to continuing operations and the absence in 2003 of the previously discussed $4.5 million of royalty income.

Income Taxes
      As was previously discussed (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances), in 2003 we recorded a $71 million charge in the second quarter tax provision to establish valuation allowances against a portion of the company’s U.S. deferred tax assets. Additional deferred tax assets and valuation allowances were recorded in the second half of the year. Due to the geographic mix of earnings and losses, the tax provision for 2003 also includes income tax expense related to profitable operations in non-U.S. jurisdictions. These factors resulted in a 2003 provision for income taxes of $73.3 million despite a pretax loss of $110.4 million.
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

Loss From Continuing Operations
      Our 2003 loss from continuing operations was $183.7 million, or $5.02 per share, which includes after-tax restructuring costs of $25.5 million, the goodwill impairment charge of $65.6 million (with no tax benefit) and the $71 million tax adjustment to record U.S. valuation allowances. In 2002, our loss from continuing operations was $18.7 million, or $.52 per share. The loss for 2002 includes after-tax restructuring costs and royalty income of $8.8 million and $2.8 million, respectively. After-tax pension income was $.5 million in 2003 compared to $4.9 million in 2002.

Discontinued Operations
      In 2003 and 2002, the loss from discontinued operations includes our round metalcutting tools and grinding wheels businesses. The former was sold in two separate transactions in 2003 and the grinding wheels business was sold in 2004. In 2002, discontinued operations also includes the Valenite and Widia and Werkö metalcutting tools businesses that were sold in August of that year. The losses that were incurred in both years resulted from depressed levels of industrial production in North America and — in 2002 — Europe and India and from inefficiencies associated with managing businesses in the process of being sold.
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Discontinued Operations,” in 2002 we recorded a net gain of $8.4 million related to the divestitures of discontinued operations. In 2003, we recorded expense of $.8 million to adjust sale-related accruals and reserves to reflect then-current expectations.

Cumulative Effect of Change in Method of Accounting
      Effective January 1, 2002, Milacron recorded a pretax goodwill impairment charge of $247.5 million ($187.7 after tax or $5.15 per share) as the cumulative effect of a change in method of accounting in connection with the adoption of Statement of Financial Accounting Standards No. 142. Approximately 75% of the pretax charge related to the company’s blow molding and round metalcutting tools businesses, the latter of which was sold in 2003.

Net Loss
      Our net loss for 2003 was $190.9 million, or $5.21 per share, compared to a loss of $223.2 million, or $6.13 per share, in 2002. The amount for 2003 includes the previously discussed restructuring costs, goodwill impairment charge, tax adjustment for valuation allowances and the losses from discontinued operations. The loss for 2002 includes restructuring costs, the net loss from discontinued operations and the cumulative effect adjustment.
Comparative Operating Results
      Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding our operating earnings (loss) including these amounts.

	2004	2003	2002

	(In millions)
Machinery Technologies — North America
Segment operating earnings as reported	$16.0	$8.1	$7.5
Restructuring costs	(8.0)	(7.7)	(6.7)

Adjusted operating earnings	$8.0	$.4	$.8

	2004	2003	2002

	(In millions)
Machinery Technologies — Europe
Segment operating earnings (loss) as reported	$1.9	$(1.4)	$(8.1)
Restructuring costs	(.2)	(6.5)	.4

Adjusted operating earnings (loss)	$1.7	$(7.9)	$(7.7)

	2004	2003	2002

	(In millions)
Mold Technologies
Segment operating earnings as reported	$4.3	$1.8	$5.3
Restructuring costs	(4.8)	(12.6)	(6.4)

Adjusted operating loss	$(.5)	$(10.8)	$(1.1)

      The industrial fluids segment had no restructuring costs in 2004, 2003, or 2002.
Market Risk

Foreign Currency Exchange Rate Risk
      We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At December 31, 2004, we had no outstanding forward contracts. Forward contracts totaled $4.7 million at December 31, 2003. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at December 31, 2003 would not have materially affected our consolidated financial position, results of operations or cash flows.

Interest Rate Risk
      At December 31, 2004, we had fixed rate debt of $231 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004, and floating rate debt of $22 million. At December 31, 2003, fixed rate debt totaled $270 million and included the 8 3/8% Notes due 2004 that were repaid on March 15, 2004 and the 7 5/8% Eurobonds due 2005, substantially all of which were repurchased on June 10, 2004 pursuant to a tender offer therefor. Floating rate debt totaled $53 million at December 31, 2003. During 2003 and through March 12, 2004, we also had the ability to sell accounts receivable under our accounts receivable purchase agreement which resulted in financing fees that fluctuated based on changes in commercial paper rates. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effect of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.
      On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which matures on November 15, 2008, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of lowering interest expense in 2004 by $.4 million. At December 31, 2004, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would have been approximately $.2 million. However, increases in short-term interest rates will have the effect of increasing interest expense in the first quarter of 2005. In addition, the fair value of the swap can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense.
Off-Balance Sheet Arrangements

Sales of Accounts Receivable
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Receivables,” during several preceding years and through March 12, 2004, we maintained a receivables purchase agreement with a third party financial institution. Under this arrangement we sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and we were at risk for any related credit issues. Credit losses were not significant and we maintained an allowance for doubtful accounts sufficient to cover our estimated exposures. On March 12, 2004 this facility was repaid (see Liquidity and Sources of Capital).
      Certain of our non-U.S. subsidiaries sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At December 31, 2004, the gross amount of receivables sold totaled $6.6 million. The average amount sold during the year was approximately $4.3 million. Financing fees related to these arrangements were not material.

Sales of Notes and Guarantees
      Certain of our U.S. operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At December 31, 2004, our maximum exposure under these U.S. guarantees, as well as guarantees by certain of our non-U.S. subsidiaries, totaled $8.0 million. Losses related to sales of notes and guarantees have not been material in the past.
Contractual Obligations
      Our contractual obligations for 2005 and beyond are shown as of December 31, 2004 in the table that follows.

			2006-	2008-	Beyond
	Total	2005	2007	2009	2009

	(In millions)
Contractual Obligations
Asset-based facility due 2008	$11.0	$11.0	$—	$—	$—
11 1/2% Senior Secured Notes due 2011	225.0	—	—	—	225.0
Other long-term debt	5.9	4.1	1.2	.4	.2
Capital lease obligations	15.9	1.9	4.1	6.4	3.5
Operating leases	32.2	11.8	14.3	5.1	1.0
Purchase obligations(a)	—	—	—	—	—
Other long-term liabilities
Pension plan contributions(b)	62.6	2.5	44.1	16.0	—
Unfunded pension benefits(c)(d)	145.1	2.9	5.9	6.2	130.1
Postretirement medical benefits(d)	45.9	3.1	5.8	4.5	32.5
Insurance reserves(d)	20.1	3.4	8.3	3.5	4.9

Total	$563.7	$40.7	$83.7	$42.1	$397.2

(a)	We did not have any significant purchase obligations as of December 31, 2004.

(b)	We are required to make contributions to our defined benefit pension plan for certain U.S. employees. The amounts shown above are estimates based on the current funded status of the plan and discount rates required to be used for minimum funding purposes by the Pension Funding Act of 2004 that was enacted on April 10, 2004. The amounts also give effect to supplemental early retirement benefits that were granted in connection with restructuring initiatives, the sale of the grinding wheels business and expectations regarding future changes in discount rates for funding purposes. The amounts of actual contributions can be expected to vary based on factors such as returns on plan assets, changes in the plan’s discount rate and actuarial gains and losses.

(c)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(d)	The amounts presented for unfunded pension benefits, postretirement medical benefits and insurance reserves are estimates based on current assumptions and expectations. Actual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess carriers and other third parties totaling $13.8 million.
      The above table excludes the contingent liabilities of up to $14.6 million related to sales of receivables and loan guarantees that are described above.
Liquidity and Sources of Capital
      At December 31, 2004, we had cash and cash equivalents of $69 million, a decrease of $24 million from December 31, 2003. The December 31, 2004 amount includes $25.2 million of proceeds that were received from a rights offering that was completed in the fourth quarter. We will use a portion of this cash to repay all outstanding amounts borrowed under our asset based credit facility.
      At December 31, 2004, approximately $5 million of cash was used to collateralize sales of certain non-U.S. receivables. Approximately 65% of the $69 million of cash was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it could result in withholding taxes in foreign jurisdictions.
      Operating activities used $42 million of cash in 2004 due principally to a $33 million payment related to the termination of our receivables purchase agreement on March 12, 2004. The usage of cash in 2004 also includes $10 million for the final annual interest payment on the 7 5/8% Eurobonds, substantially all of which were repurchased on June 10, 2004, and $5 million of cash spent in pursuing alternatives to the refinancing actions that are discussed below. Operating activities provided $10 million of cash in 2003 due to reductions in inventories and trade receivables that resulted from our aggressive working capital management initiatives. Cash flows for 2003 also benefited from the receipt of $21 million of refunds of income taxes paid in prior years. These benefits were partially offset by reductions of certain current liabilities.
      Investing activities used a negligible amount of cash in 2004 as capital expenditures of $9 million were substantially offset by the proceeds from the sale of the grinding wheels business. In 2003, investing activities used $31 million of cash, principally for post-closing adjustments related to divestitures that were completed in 2002 and for acquisitions and capital additions.
      Financing activities provided $21 million of cash in 2004 which includes the $25 million of proceeds from the rights offering that were received in the fourth quarter of the year. A substantial portion of the $1.2 million of costs of the offering will be paid in the first quarter of 2005. Cash provided by financing activities in 2004 also includes the proceeds of the refinancing transactions of March 12, 2004 and June 10, 2004 (including $100 million of short-term loans that were ultimately converted to new equity in a non-cash transaction), and usages of cash of $42 million to repay bank borrowings and $28 million for debt issuance costs. In 2003, financing activities used $6 million of cash, principally for debt repayments.
      Our current ratio was 1.9 at December 31, 2004. Excluding the assets and liabilities of discontinued operations, the current ratio was 1.1 at December 31, 2003. The change in relation to the prior year is due to the effects of the March 12, 2004 and June 10, 2004 refinancing transactions that are discussed below and the rights offering.
      Total shareholders’ equity was $50 million at December 31, 2004, an increase of $74 million from December 31, 2003. The increase is due principally to the issuance of the Series B Preferred Stock (as discussed below) and the completion of the rights offering, the combined effects of which were partially offset by the net loss for 2004.
      Total debt was $253 million at December 31, 2004 compared to $323 million at December 31, 2003. The decrease is due to the results of the refinancing transitions.

      On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our 8 3/8% Notes due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
      On June 10, 2004, (i) the common stock into which the Series A Notes were converted and (ii) the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, we also satisfied the conditions to release to us from escrow the proceeds from the offering of $225 million of 11 1/2% Senior Secured Notes due 2011 and entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.
      On June 10, 2004, we applied the proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under our asset based facility and approximately $10.3 million of cash on hand, to:

•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. We also used $17.4 million of availability under our asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.
      The borrowings under the asset based facility entered into on June 10, 2004 are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventory and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. Our asset based facility is also secured by a second priority security interest on the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under our asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and an additional $1 million hedging reserve as a result of the interest rate swap that was entered into on July 30, 2004.
      Based on the assets included in the borrowing base as of December 31, 2004 and without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $61 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. If we have no additional availability or are unable to satisfy the borrowing conditions, our liquidity could be materially adversely affected.
      Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of December 31, 2004, after giving effect to then-outstanding letters of credit and the $11 million borrowed under the facility, our availability after deducting the $11 million of reserves was approximately $28 million. On November 8, 2004, we reached an agreement with the lenders to waive various technical defaults concerning certain inactive subsidiaries. In addition, our asset based facility originally contained, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The facility was amended on September 28, 2004 and February 11, 2005, to reduce these requirements as discussed more fully below. The facility also contains a limit on capital expenditures to be complied with on a quarterly basis, beginning with the third quarter of 2004. Thereafter, we will have to comply with a fixed charge coverage ratio to be tested quarterly. This test was originally to be required beginning in the fourth quarter of 2005 but on February 11, 2005, we reached an agreement with the lenders to delay it until the first quarter of 2006.
      Our asset based facility requires us to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the February 11, 2005 amendment to the facility extended it through December 31, 2005. In response to a reassessment of projected earnings and EBITDA for the third and fourth fiscal quarters of 2004, our asset based facility was amended on September 28, 2004 to reduce the minimum cumulative consolidated EBITDA requirement for the three consecutive calendar months ending September 30, 2004 from $11.6 million to $8.0 million and for the six consecutive calendar months ending December 31, 2004 from $25.9 million to $24.0 million. We subsequently identified additional adjustments that resulted in reducing our fourth quarter 2004 EBITDA to below the minimum level required by the revised covenant. However, we reached an agreement with our lenders on March 16, 2005 to waive any noncompliance in our fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the wavier, we were in compliance with the revised covenant as of December 31, 2004. The facility was also amended on February 11, 2005 to reduce the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ended March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ended June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ended September 30, 2005 from $48.4 million to $36.6 million. This amendment also established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ended December 31, 2005 and extended the limitation on capital expenditures originally required through September 30, 2005 to December 31, 2005.
      Our ability to continue to meet the cumulative consolidated EBITDA covenant will be contingent on a number of factors, many of which are beyond our control. These include our need for a continued increase in capital spending in the plastics processing industry and the resulting increases in our sales revenues and operating margins, our need for no material decrease in price realization, our ability to absorb recent raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the minimum cumulative consolidated EBITDA requirements of our asset based facility, we will attempt to further renegotiate this covenant with our lenders to assure compliance. However, we cannot control our lenders’ actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of our asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate the indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there was a payment default or the maturity had been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.
      Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule and continued improvement in demand levels in 2005 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated cost savings and operating improvements on schedule and volume and pricing levels improve significantly, we may need to fund interest payments on the 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including the excess availability reserve and the hedging reserve, which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants, including meeting the minimum cumulative consolidated EBITDA requirements and other conditions to borrowing as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity discussed above to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness, as discussed above. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.
      Borrowings under our asset based facility bear interest, at our option, at either (i) the LIBO Rate plus the applicable margin (as defined below) or (ii) an ABR plus the applicable margin (as defined below). The “applicable margin,” with respect to Eurodollar loans, is between 2.50% per annum and 3.25% per annum and, with respect to ABR loans, is between .75% per annum and 1.50% per annum, determined based on a calculation of the trailing average availability levels under our asset based facility. LIBO Rate means the rate at which Eurodollar deposits in the London interbank market are quoted. We may elect Eurodollar loan interest periods of one, two or three months. “ABR” means the higher of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City or (ii) the federal funds effective rate from time to time plus .50%.
      Our asset based facility provides that we will pay a monthly unused line fee equal to .50% per annum on the average daily unused portion of our credit commitment, as well as customary loan servicing and letter of credit issuance fees.

      Our asset based facility provides that upon the occurrence and continuance of an event of default under our asset based facility, upon demand by the agent, we will have to pay (i) in the case of revolving credit loans, a rate of interest per annum equal to the rate of interest otherwise in effect (assuming the rate in effect is at the maximum applicable margin) pursuant to the terms of our asset based facility plus 2% and (ii) in the case of other amounts, a rate of interest per annum equal to the ABR plus the maximum applicable margin plus 2%.
      As discussed more fully in Item 9A of this Form 10-K, we do not expect to file an amendment hereto that includes management’s report and our auditor’s attestation on internal control over financial reporting by the May 2, 2005 deadline. However, we have reached an agreement with the lenders to waive the provision of our asset based facility concerning the timely filing of our Form 10-K as it relates to this information provided, among other things, the amendment is filed no later than June 30, 2005. While we believe we will meet this deadline, failure to do so could result in us being declared in default.
      At December 31, 2004, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $27 million, of which approximately $10 million was available under certain circumstances.
      Our debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On June 11, 2004, S&P announced that it had raised our corporate credit rating to B- with a “positive” outlook. S&P’s “positive” outlook was reaffirmed on August 25, 2004. On June 16, 2004, Moody’s reaffirmed our senior unsecured rating at Caa2 and our senior implied rating to Caa1 and raised the outlook to “positive.”
      None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.
      We expect to generate positive cash flow from operating activities during 2005, which will be partially offset by up to $16 million for capital expenditures.
      We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for 2005.
Cautionary Statement
      We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2005 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate the identified material weakness in internal control over financial reporting, or any additional material weakness or significant deficiencies that may be identified;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2004 and products expected to be introduced in 2005;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information required by Item 7A is included in Item 7 on page 35 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
      Beginning on page 43 and continuing through page 106 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002

	2004	2003		2002

	(In millions, except per-share
	amounts)
Sales	$774.2		$739.7	$693.2
Cost of products sold	626.6		603.8	572.1
Cost of products sold related to restructuring	1.4		3.3	1.9

Total cost of products sold	628.0		607.1	574.0

Manufacturing margins	146.2		132.6	119.2
Other costs and expenses
Selling and administrative	126.9		129.0	121.0
Restructuring costs	11.6		23.8	12.0
Refinancing costs	21.4		1.8	—
Goodwill impairment charge	—		65.6	1.0
Other expense — net	2.9		(.2)	(1.0)

Total other costs and expenses	162.8		220.0	133.0

Operating loss	(16.6)		(87.4)	(13.8)
Interest
Income	2.0		1.9	2.2
Expense	(39.3)		(24.9)	(25.5)

Interest — net	(37.3)		(23.0)	(23.3)

Loss from continuing operations before income taxes and cumulative effect of change in method of accounting	(53.9)		(110.4)	(37.1)
Provision (benefit) for income taxes	(2.6)		73.3	(18.4)

Loss from continuing operations before cumulative effect of change in method of accounting	(51.3)		(183.7)	(18.7)
Discontinued operations net of income taxes
Loss from operations	(1.3)		(6.4)	(25.2)
Net gain (loss) on divestitures	.8		(.8)	8.4

Total discontinued operations	(.5)		(7.2)	(16.8)
Cumulative effect of change in method of accounting	—		—	(187.7)

Net loss	$(51.8)		$(190.9)	$(223.2)

Loss per common share — basic and diluted
Continuing operations	$(1.33)		$(5.02)	$(.52)
Discontinued operations	(.01)		(.19)	(.46)
Cumulative effect of change in method of accounting	—		—	(5.15)

Net loss	$(1.34)	$	(5.21)	$(6.13)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In millions, except
	par value)
ASSETS
Current assets
Cash and cash equivalents	$69.2	$92.8
Notes and accounts receivable, less allowances of $12.1 in 2004 and $15.1 in 2003	134.6	93.8
Inventories
Raw materials	8.1	8.2
Work-in-process and finished parts	69.2	69.4
Finished products	76.6	71.9

Total inventories	153.9	149.5
Other current assets	49.1	45.2

Current assets of continuing operations	406.8	381.3
Assets of discontinued operations	—	7.2

Total current assets	406.8	388.5
Property, plant and equipment — net	128.4	140.8
Goodwill	86.6	83.8
Other noncurrent assets	118.1	120.3

Total assets	$739.9	$733.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$11.2	$42.6
Long-term debt and capital lease obligations due within one year	6.0	117.3
Trade accounts payable	80.3	67.9
Advance billings and deposits	18.6	15.2
Accrued and other current liabilities	97.3	116.1

Current liabilities of continuing operations	213.4	359.1
Liabilities of discontinued operations	—	1.8

Total current liabilities	213.4	360.9
Long-term accrued liabilities	240.2	232.6
Long-term debt	235.9	163.5

Total liabilities	689.5	757.0
Commitments and contingencies	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in 2004)	112.9	—
Common shares, $.01 par value in 2004 and $1.00 par value in 2003 (outstanding: 48.6 in 2004 and 34.8 in 2003)	.5	34.8
Capital in excess of par value	347.2	284.0
Contingent warrants	.5	—
Accumulated deficit	(312.7)	(241.7)
Accumulated other comprehensive loss	(104.0)	(106.7)

Total shareholders’ equity (deficit)	50.4	(23.6)

Total liabilities and shareholders’ equity (deficit)	$739.9	$733.4

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’
EQUITY (DEFICIT)
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In millions)
4% Cumulative Preferred shares
Balance at beginning and end of period	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	—	—	—
Net proceeds from issuance	97.0	—	—
Beneficial conversion feature	15.9	—	—

Balance at end of period	112.9	—	—
Common shares
Balance at beginning of period	318.8	317.3	314.9
Stock options exercised and net restricted stock activity	3.1	.2	.5
Reissuance of treasury shares	1.6	1.3	1.9
Beneficial conversion feature related to Series A Notes	6.6	—	—
Conversion of Series A Notes to common stock	28.1	—	—
Conversion to Series B Convertible Preferred Stock	(34.6)	—	—
Net proceeds from rights offering	24.1	—	—

Balance at end of period	347.7	318.8	317.3
Contingent warrants
Balance at beginning of period	—	—	—
Issuance of contingent warrants	.5	—	—

Balance at end of period	.5	—	—
Retained earnings (accumulated deficit)
December 31, 2001 balance as originally reported			165.0
Effect of restatement for change in method of accounting			9.8

Balance at beginning of period	(241.7)	(50.0)	174.8
Net loss for the period	(51.8)	(190.9)	(223.2)
Dividends paid and declared
4% Cumulative Preferred shares	(.4)	(.1)	(.2)
6% Series B Convertible Preferred Stock	(2.9)	—	—
Common shares	—	(.7)	(1.4)
Beneficial conversion feature related to Series B Convertible
Preferred Stock	(15.9)	—	—

Balance at end of period	(312.7)	(241.7)	(50.0)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(106.7)	(129.8)	(51.0)
Foreign currency translation adjustments	15.9	8.5	5.9
Minimum pension liability adjustment	(13.0)	14.6	(95.4)
Other	(.2)	—	10.7

Balance at end of period	(104.0)	(106.7)	(129.8)

Total shareholders’ equity (deficit)	$50.4	$(23.6)	$143.5

Net loss for the period	$(51.8)	$(190.9)	(223.2)
Change in accumulated other comprehensive income (loss)	2.7	23.1	(78.8)

Total comprehensive loss	$(49.1)	$(167.8)	$(302.0)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In millions)
Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(51.8)	$(190.9)	$(223.2)
Cumulative effect of change in method of accounting	—	—	187.7
Operating activities providing (using) cash
Loss from discontinued operations	1.3	6.4	25.2
Net (gain) loss on divestitures	(.8)	.8	(8.4)
Depreciation and amortization	20.3	21.7	23.0
Restructuring costs	13.0	27.1	13.9
Refinancing costs	21.4	1.8	—
Goodwill impairment charge	—	65.6	1.0
Deferred income taxes	8.7	73.9	(16.9)
Working capital changes
Notes and accounts receivable	(36.1)	6.6	9.7
Inventories	(1.1)	22.3	36.4
Other current assets	3.0	13.9	2.4
Trade accounts payable	9.3	(6.1)	6.9
Other current liabilities	(30.4)	(31.3)	(10.9)
Decrease (increase) in other noncurrent assets	3.0	(.6)	(7.0)
Decrease in long-term accrued liabilities	(1.9)	(2.7)	(4.2)
Other — net	.4	1.5	.3

Net cash provided (used) by operating activities	(41.7)	10.0	35.9
Investing activities cash flows
Capital expenditures	(8.8)	(6.5)	(6.2)
Net disposals of property, plant and equipment	.6	2.5	7.5
Divestitures	8.0	(20.3)	303.9
Acquisitions	—	(6.5)	(4.3)

Net cash provided (used) by investing activities	(.2)	(30.8)	300.9
Financing activities cash flows
Issuance of long-term debt	219.8	—	11.5
Repayments of long-term debt	(261.5)	(2.2)	(1.3)
Increase (decrease) in short-term borrowings	68.5	(2.6)	(311.6)
Issuance of common shares	25.2	—	.4
Debt issuance costs	(27.8)	—	—
Dividends paid	(3.3)	(.8)	(1.6)

Net cash provided (used) by financing activities	20.9	(5.6)	(302.6)
Effect of exchange rate fluctuations on cash and cash equivalents	1.6	8.8	5.6
Cash flows related to discontinued operations	(4.2)	(11.9)	(7.6)

Increase (decrease) in cash and cash equivalents	(23.6)	(29.5)	32.2
Cash and cash equivalents at beginning of year	92.8	122.3	90.1

Cash and cash equivalents at end of year	$69.2	$92.8	$122.3

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Significant Accounting Policies

Basis of Presentation
      As discussed more fully below, in the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Consolidated Financial Statements for all prior years have been restated to conform to the 2004 presentation.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition
      The company recognizes revenue when products are shipped to unaffiliated customers, legal title has passed, the sales price is fixed and determinable, all significant contractual obligations have been satisfied and the collectibility of the sales price is reasonably assured. Revenues from services, which are not significant, are recognized when earned.
      Contracts for the sale of plastics processing machinery typically include customer acceptance provisions, which are satisfied prior to shipment or at the customer’s facility. Revenue is recognized when all significant acceptance provisions have been satisfied. Such contracts may also include multiple elements, such as molds and downstream equipment for blow molding systems and — in rare occasions — installation of machinery. In the former case, revenue is recognized when all elements have been delivered and all applicable revenue recognition criteria have been satisfied. Installation is typically not included in the sale price of plastics processing machinery. To the extent that it is, it is generally of a perfunctory nature and reserves for any related costs are provided at the time revenue is recognized.
      The company offers volume discounts and rebates to certain customers, usually distributors, of its metalworking fluids business. Discounts offered to distributors are based on the number of gallons included in a particular order. Discounts and rebates are applied as reductions of sales revenues.
      Appropriate allowances for returns (which are not significant) and post-sale warranty costs (see Summary of Significant Accounting Policies — Warranty Reserves) are made at the time revenue is recognized. The company continually evaluates the creditworthiness of its customers and enters into sales contracts only when collection of the sales price is reasonably assured. For sales of plastics processing

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
machinery, customers are generally required to make substantial down-payments prior to shipment which helps to ensure collection of the full price.

Advertising Costs
      Advertising costs are charged to expense as incurred. Excluding amounts related to participation in trade shows, advertising costs totaled $6.8 million in 2004, $5.4 million in 2003 and $4.8 million in 2002.

Income Taxes
      The company provides deferred income taxes for cumulative temporary differences between the financial reporting basis and income tax basis of its assets and liabilities. Provisions are made for all currently payable federal and state and local income taxes at applicable tax rates. Provisions are also made for any additional taxes on anticipated distributions from non-U.S. subsidiaries.

Earnings Per Common Share
      Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and certain restricted shares.
      The number of shares used to compute earnings (loss) per common share data for all years prior to 2004 has been restated to reflect the effects of a bonus element inherent in the rights offering that was completed in the fourth quarter of 2004 (see Earnings Per Common Share and Shareholders’ Equity).

Cash and Cash Equivalents
      The company considers all highly liquid investments with a maturity of three months or less, including invested amounts received as a result of the rights offering, to be cash equivalents.

Inventory Valuation
      Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are average or standard costs, which approximate first-in, first-out (FIFO). As discussed more fully below (see Summary of Significant Accounting Policies — Changes in Methods of Accounting), certain U.S. inventories were accounted for on the last-in, first-out (LIFO) method in years prior to 2004.

Property, Plant and Equipment
      Property, plant and equipment, including amounts related to capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense related to continuing operations was $18.9 million, $20.3 million and $22.0 million for 2004, 2003 and 2002, respectively.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The ranges of depreciation lives that are used for most assets are as follows:

Range of
Asset	Depreciation Life

Buildings (new)	25 – 45 years
Buildings (used)	20 – 30 years
Land improvements	10 – 20 years
Building components	5 – 45 years
Factory machinery	6 – 12 years
Vehicles	3 – 6 years
Office furniture and fixtures	5 – 10 years
Computers	3 – 5 years
Personal computers	3 years
      Property, plant and equipment that are idle and held for sale are valued at the lower of historical cost less accumulated depreciation or at fair value less cost to sell. Carrying costs through the expected disposal dates of such assets are accrued at the time expected losses are recognized. For assets expected to be sold at a gain, carrying costs are charged to expense as incurred.

Goodwill
      Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired in business combinations, is reviewed annually for impairment. The company has elected to conduct its annual impairment reviews as of October 1 of each year and base its assessments of possible impairment on the discounted present value of the operating cash flows of its various reporting units. (see Summary of Significant Accounting Policies — Change in Method of Accounting and Goodwill Impairment Charge). The company has identified nine reporting units for purposes of testing goodwill for impairment.

Long-Lived Assets
      The company evaluates its long-lived assets, including certain intangible assets, for impairment annually or when facts and circumstances suggest that the carrying amounts of these assets might not be recoverable.

Warranty Reserves
      The company maintains warranty reserves intended to cover future costs associated with its warranty obligations. These reserves are based on estimates of the amounts of those costs. Warranty costs are of two types — normal and extraordinary. Normal warranty costs represent repair costs incurred in the ordinary course of business and reserves are calculated using a percentage of sales approach consistent with past experience. Extraordinary warranty costs are unique major problems associated with a single machine, customer order, or a set of problems related to a large number of machines. Extraordinary warranty reserves are estimated based on specific facts and circumstances. The company’s policy is to adjust its warranty reserves quarterly.

Self-Insurance Reserves
      Through its wholly owned insurance subsidiary, Milacron Assurance Ltd. (MAL), the company is primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain domestic employees. MAL, which is fully consolidated in the Consolidated Financial Statements and subject to the insurance laws and regulations of Bermuda, establishes reserves for known or estimated exposures under the policies it issues to the company. MAL’s exposure for

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
general and product liability claims is limited by reinsurance coverage in some cases and by excess liability coverage in all policy years. Worker’s compensation claims in excess of certain limits are insured with commercial carriers.
      MAL’s reserves are established based on known claims, including those arising from litigation, and estimates of the ultimate exposures thereunder (after consideration of expected recoveries from excess liability carriers and claims against third parties) and on estimates of the cost of incurred but not reported claims. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to the company. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all available information as of the respective balance sheet dates or as further information becomes available or circumstances change. MAL’s reserves are included in accrued and other current liabilities and long-term accrued liabilities in the Consolidated Balance Sheets. Expected recoveries from excess carriers are included in other current assets and other noncurrent assets.

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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The company currently accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Because all stock options outstanding under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The following table illustrates on a pro forma basis the effect on net loss and net loss per common share if the stock options granted from 1995 through 2004 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Pro Forma Loss

	2004	2003	2002

	(In millions, except
	per-share amounts)
Net loss as reported	$(51.8)	$(190.9)	$(223.2)
Effect on reported loss of accounting for stock options at fair value	(1.2)	(1.1)	(2.2)

Pro forma net loss	$(53.0)	$(192.0)	$(225.4)

Loss per common share — basic and diluted
As reported	$(1.34)	$(5.21)	$(6.13)

Pro forma	$(1.37)	$(5.24)	$(6.19)

      The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the early vesting of all outstanding stock options. Accordingly, the pro forma net loss amount for 2004 includes a charge of $.7 million in excess of the amount that would otherwise have been reported to recognize all remaining compensation expense related to these stock options.
      As discussed more fully below, a newly issued accounting standard will require the company to include expense related to stock options in the Consolidated Financial Statements beginning in the third quarter of 2005 rather than reporting it on a pro forma basis as in the past.
      Additional information regarding stock options and expense related to restricted shares granted under the 1997 and 2004 Long-Term Incentive Plans is included in the note captioned “Stock-Based Compensation.”

Derivative Financial Instruments
      The company enters into foreign currency forward exchange contracts, which are a type of derivative financial instrument, on an ongoing basis commensurate with known or expected exposures. The purpose of this practice is to minimize the potentially adverse effects of foreign currency exchange rate fluctuations on the company’s operating results. These contracts are typically designated as cash flow hedges with any gains or losses resulting from changes in their fair value being recorded as a component of other comprehensive loss pending completion of the transactions being hedged.
      On July 30, 2004, the company entered into an interest rate swap, a form of derivative financial instrument, for the purpose of achieving a better balance between fixed- and floating rate debt. The amounts paid or received under this arrangement are recorded as adjustments of interest expense. Changes in the fair value of the arrangement are also applied as adjustments of interest expense.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company does not currently hold other types of derivative financial instruments and does not engage in speculation.

Changes in Methods of Accounting
      In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The Consolidated Financial Statements for all prior years have been restated to conform to the 2004 presentation. The effect of the restatement was to decrease the net loss for 2003 by $.8 million, or $.02 per share, increase the net loss for 2002 by $.3 million, or $.01 per share, and decrease the accumulated deficit as of December 31, 2003 by $10.3 million.
      The company believes that the FIFO method is preferable because it results in a more meaningful and understandable presentation of financial position to users of the company’s financial statements. The change also conforms the accounting for all of the company’s inventories to a single method, which is also used by a large number of its competitors. Moreover, cost increases have not been significant in recent years and significant cost increases are not expected in the future. The FIFO method also results in improved reporting of operating cash flows by eliminating the non-cash effects of the LIFO method and will result in improved interim financial reporting by eliminating the need to estimate the effects of the LIFO method.
      Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As required by this standard, during 2002 the company completed the transitional reviews of recorded goodwill balances as of January 1, 2002. These transitional reviews resulted in a pretax goodwill impairment charge of $247.5 million ($187.7 million after tax or $5.15 per share) that was recorded as the cumulative effect of a change in method of accounting as of January 1, 2002. Approximately 75% of the pretax charge related to the company’s blow molding machinery and round metalcutting tools businesses, the latter of which was sold in 2003.

Recently Issued Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). Among other things, this standard requires that expense related to stock options be included in a company’s primary financial statements over the vesting periods based on their fair values as of the grant dates. The company will comply with SFAS No. 123R beginning in the third quarter of 2005 but, because there are currently only 14,000 stock options that are not fully vested, the effect of doing so is not currently expected to be material. The company will use the “modified-prospective” transition method and prior years’ financial statements will therefore not be restated. The company is evaluating the other provisions of SFAS No. 123R but currently does not expect their effects to be significant.
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
      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments that were paid in 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale were approximately $145 million, a majority of which was used to repay bank borrowings. The company recorded an after-tax gain

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the sale of $31.3 million in 2002 that was subsequently adjusted to $31.7 million in 2003 and to $31.3 million in 2004.
      On August 30, 2002, the company completed the sale of its Widia and Werkö metalcutting tools businesses to Kennametal, Inc. for €188 million in cash (approximately $185 million), subject to post-closing adjustments. In a separate but contingent transaction, the company purchased an additional 26% of the shares of Widia India, thereby increasing its ownership interest from 51% to 77%. The entire 77% of the Widia India shares was included in the sale transaction. After deducting post-closing adjustments that were paid in 2003, transaction costs and the cost to increase the company’s ownership interest in Widia India, the ultimate net cash proceeds from the sale were approximately $135 million, most of which was used to repay bank borrowings. The sale resulted in a 2002 after-tax loss of $14.9 million that was subsequently adjusted to $14.0 million in 2003 and to $13.5 million in 2004. Approximately $7 million of the loss resulted from the recognition of the cumulative foreign currency translation adjustments that had been recorded in accumulated other comprehensive loss since the acquisition of Widia in 1995.
      During the third quarter of 2002, the company retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter of that year, initiated plans for their sale. The disposition of the round metalcutting tools business was completed in the third quarter of 2003 in two separate transactions. In 2002, the company had recorded an estimated loss on the sale of this business of $4.7 million which was increased to $6.9 million in 2003 based on the actual sale proceeds and transaction-related expenses. The loss was further adjusted to $7.4 million in 2004. The sale of the grinding wheels business was completed in the second quarter of 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of this business which was adjusted to $3.6 million in 2004 to reflect the actual sale proceeds and sale-related costs.
      All of the businesses discussed above are reported as discontinued operations and the Consolidated Financial Statements for all prior periods have been adjusted to reflect this presentation. Operating results for all of the businesses included in discontinued operations are presented in the following table.

Loss From Discontinued Operations

	2004	2003	2002

	(In millions)
Sales	$9.6	$51.6	$325.0

Operating loss including restructuring costs	(1.2)	(5.1)	(26.8)
Allocated interest expense	(.1)	(1.3)	(10.9)

Loss before income taxes and minority shareholders’ interests	(1.3)	(6.4)	(37.7)
Benefit for income taxes	—	—	(10.4)

Loss before minority shareholders’ interests	(1.3)	(6.4)	(27.3)
Minority shareholders’ interests	—	—	(2.1)

Loss from discontinued operations	$(1.3)	$(6.4)	$(25.2)

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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As presented in the Consolidated Statements of Operations, the line captioned “Net gain (loss) on divestitures” includes the following components.

Gain (Loss) on Divestiture of Discontinued Operations

	2004	2003	2002

	(In millions)
Gain on sale of Valenite	$(.4)	$.4	$31.3
Loss on sale of Widia and Werkö	.5	.9	(14.9)
Loss on sale of round metalcutting tools business	(.5)	(2.2)	(4.7)
Loss on sale of grinding wheels business	.6	1.0	(5.2)
Adjustment of reserves for the 1998 divestiture of the machine tools segment	.6	(.9)	1.9

Net gain (loss) on divestitures	$.8	$(.8)	$8.4

      The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2003 are as follows:

Assets and Liabilities of Discontinued Operations

2003

(In millions)
Notes and accounts receivable	$.4
Inventories	4.1
Other current assets	.2
Property, plant and equipment-net	2.5

Total assets	7.2
Trade accounts payable	1.1
Other current liabilities	.5
Long-term accrued liabilities	.2

Total liabilities	1.8

Net assets	$5.4

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
      In 2002, the company recorded an impairment charge of $1.0 million (with no tax benefit) related to a small business unit included in the mold technologies segment.
      The amounts of the charges recorded in 2003 and 2002 were determined based on a comparison of the present value of expected future cash flows to the historical carrying values of the businesses’ assets (including goodwill) and liabilities.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restructuring Costs
      In 2001, the company’s management formally approved plans to consolidate certain manufacturing operations and reduce its cost structure. Implementation of these plans resulted in pretax charges to earnings from continuing operations of $17.8 million. Of the total cost of the plans, $14.1 million was recorded in 2001 and an additional $3.7 million was charged to expense in continuing operations during 2002. The 2001 plans involved the closure of four manufacturing facilities in North America and the elimination of several sales and administrative locations worldwide. The consolidations and overhead reductions resulted in the elimination of approximately 450 manufacturing and administrative positions within the company’s continuing operations, principally in the U.S. and Europe. The cash cost of implementing the plans related to continuing operations was $12.5 million, of which, $5.8 million was spent in 2001, $5.4 million in 2002 and $1.3 million in 2003. The non-cash cost related principally to supplemental retirement benefits, inventory adjustments and asset write-downs to expected realizable values.
      During 2001, the company’s management also approved a plan to integrate the operations of EOC and Reform, two businesses acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cost of the integration was $11.3 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remaining $10.1 million was charged to expense, including $3.4 million in 2001, $4.6 million in 2002, $1.8 million 2003 and $.3 million in 2004. The amount for 2004 represents a fourth quarter charge to further adjust the carrying value of one of the closed facilities based on revised estimates of its expected selling price. Of the total cost of the plan, $4.4 million related to employee termination benefits, $2.8 million to facility exit costs and $4.1 million to other costs, including $3.1 million to relocate employees, inventory and machinery and equipment. The total cash cost of the integration will be $9.4 million, of which $1.1 million was spent in 2001, $7.8 million in 2002 and $.2 million in 2003. An additional $.2 million was spent in 2004 and $.1 million is expected to be spent in 2005. The non-cash costs of the integration related principally to the previously discussed facility write-down in 2004 and a similar adjustment that was recorded in 2003.
      In 2002, the company’s management approved additional restructuring plans for the purpose of further reducing the company’s cost structure in certain businesses and to reduce corporate costs as a result of the disposition of Widia, Werkö and Valenite. These actions resulted in 2002 restructuring expense of $1.3 million and cash costs of $.3 million in 2002 and $.2 million in 2003.
      In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, are resulting in restructuring costs of $13.3 million, including $3.3 million in 2002, $4.0 million in 2003 and $5.5 million in 2004. The amount for 2004 includes costs to complete the move of the mold making operation and a fourth quarter charge of $3.6 million to reduce the carrying value of the Manchester facility to its expected realizable value based on revised estimates of its current market value. An additional $.5 million is expected to be charged to expense in 2005. Of the total cost of $13.3 million, $1.5 million relates to employee severance costs, $5.9 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $4.0 million to other move-related costs, including employee, inventory and machinery and equipment

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relocation. The cash cost of the relocations will be approximately $6.0 million, including $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $3.9 million for other costs, principally to relocate inventory and machinery and equipment. The non-cash cost of $7.3 million relates principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
      In November 2002, the company also announced that the manufacturing of special mold bases for injection molding at the mold technologies segment’s Monterey Park, California plant would be phased out and transferred to various other locations in North America. The closure of the facility resulted in the elimination of 12 positions and restructuring costs of $1.4 million, including $.9 million in 2002 and $.5 million in 2003. The total cost includes $.1 million for employee termination costs, $.5 million to adjust the carrying values of assets to be sold and other plant closure costs and $.8 million for the relocation of equipment and other moving costs. The net cash cost of the closure was $.2 million, which is net of $1.5 million of proceeds from the sale of the facility. The non-cash costs were not significant.
      Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.0 million. The restructuring involved the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy, which is included in the machinery technologies — Europe segment, and the elimination of approximately 35 positions. The $4.0 million cost of the restructuring included $3.3 million to adjust the carrying values of inventories for the discontinued product lines to expected realizable values and $.7 million for severance and other termination benefits. The cash cost of the restructuring was $.9 million based on exchange rates in effect when the termination benefits were actually paid. The non-cash cost related almost entirely to the inventory adjustments discussed above.
      In 2003, the company initiated a plan to close the mold technology segment’s special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. The closure resulted in restructuring costs of $7.0 million and the elimination of approximately 65 positions. The total cost included $4.1 million to adjust the recorded values of the facility and certain other assets to expected realizable values, $2.4 million for severance and other termination benefits, $.3 million to relocate manufacturing equipment and $.2 million for plant clean-up and other costs. Of the total cost of the closure, $5.7 million was recorded in 2003. An additional $1.3 million was charged to expense in 2004, principally to further adjust the carrying value of the facility to its expected realizable value. The cash cost of this initiative was $2.7 million, of which $2.2 million related to severance-related costs. The non-cash cost of $4.3 million related principally to the write-down of the facility to expected realizable value.
      In 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production and warehousing (including the closure of one small facility and the downsizing of two other facilities), closures of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.6 million was expensed in 2004 to substantially complete them. Of the total cost of $11.8 million, $3.7 million relates to the machinery technologies — North America segment, $2.7 million to the machinery technologies — Europe segment and $5.0 million to the mold technologies segment. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company’s defined benefit pension plan for U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.2 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company’s funding requirements in future years. The cash costs of the initiatives — including $7.0 million for severance and other termination benefits, $.5 million for lease termination and other facility exit costs and $.9 million for

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other costs will be $8.4 million. Of this amount, $3.5 million was spent in 2003 and another $4.7 million was spent in 2004. The non-cash cost of the 2003 initiatives was $3.4 million and related principally to early retirement benefits to be funded through the pension plan as discussed above.
      In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004. Termination benefits accounted for $.9 of this amount while facility exit costs represented a substantial majority of the remaining $.2 million. An additional $.5 million is expected to be charged to expense in 2005 in connection with these actions. Total cash costs are expected to be approximately $1.4 million, of which $.8 million was spent in 2004. The remainder will be spent in 2005. The cash costs include $.9 million for severance and $.4 million for facility exit and moving costs. These actions are resulting in the elimination of 63 positions, a majority of which occurred during 2004.
      In the third quarter of 2004, the company elected to discontinue the sale of certain blow molding systems in North America. This decision resulted in a charge in that quarter of $1.7 million to adjust the carrying values of the inventory to estimated realizable values. The amount of the charge was adjusted to $1.4 million in the fourth quarter due to higher than expected liquidation proceeds.
      In the fourth quarter of 2004, the company initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in Europe. The plan will result in the elimination of approximately 25 positions at a cost of $1.1 million, all of which was charged to expense in 2004. In addition, certain surplus assets were written down to estimated realizable value through non-cash charges totaling $1.1 million. The cash costs, principally for severance benefits, will be approximately $1.1 million. Of this amount, $.6 million was spent in 2004. The remainder will be spent in 2005.
      In the fourth quarter of 2004, the company initiated additional headcount reductions in its European mold base and components business that resulted in expense of $.6 million. These reductions represent a continuation of the actions initiated in the third and fourth quarters of 2003 (as discussed above) and were undertaken due to continued slow economic conditions in Europe.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the components of the line captioned “Restructuring costs” in the Consolidated Statements of Operations for the years 2004, 2003 and 2002.

Restructuring Costs

	2004	2003	2002

	(In millions)
Accruals for restructuring costs
Termination benefits	$2.5	$8.7	$2.0
Facility exit costs	.2	.4	.9

Total accruals	2.7	9.1	2.9
Supplemental retirement benefits	—	3.2	2.9
Adjustment of assets to realizable values(a)	6.3	4.1	.4
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	1.4	3.3	1.9
Inventory and machinery relocation	1.2	1.5	.1
Employee relocation and other move costs	—	1.1	.1
Severance and facility exist costs	.8	3.7	1.3
Other	.5	1.1	.2
Reserve adjustments	(.2)	(1.8)	(.5)

	12.7	25.3	9.3
Costs related to the EOC and Reform integration(a)	.3	1.8	4.6

Total restructuring costs	$13.0	$27.1	$13.9

(a)	In 2004, the amounts presented on these lines include $6.2 million of non-cash charges recorded in the fourth quarter to adjust the carrying values of idle plant and equipment to expected realizable values.
      The amounts on the line captioned “Inventory adjustments related to product line discontinuation” are included in cost of products sold on the Consolidated Statements of Operations.
      As presented in the above table, the costs under the line captioned “Costs charged to expense as incurred” do not meet the conditions for accrual under U.S. generally accepted accounting principles and are therefore expensed when the related contractual liabilities are incurred. Accordingly, no reserves related to these costs have been established.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations.

Restructuring Reserves

	2004

	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance

	(In millions)
EOC and Reform integration
Termination benefits	$1.3	$—	$(.3)	$1.0
Facility exit costs	.3	—	—	.3

	1.6	—	(.3)	1.3
Restructuring costs
Termination benefits	4.5	2.5	(5.7)	1.3
Facility exit costs	.4	.2	(.4)	.2

	4.9	2.7	(6.1)	1.5

Total reserves related to continuing operations	$6.5	$2.7	$(6.4)	$2.8

	2003

	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance

	(In millions)
EOC and Reform integration
Termination benefits	$1.7	$—	$(.4)	$1.3
Facility exit costs	—	.3	—	.3

	1.7	.3	(.4)	1.6
Restructuring costs
Termination benefits	3.1	8.7	(7.3)	4.5
Facility exit costs	.6	.4	(.6)	.4

	3.7	9.1	(7.9)	4.9

Total reserves related to continuing operations	$5.4	$9.4	$(8.3)	$6.5

      Approximately $1.6 million of the $2.8 million of reserves related to restructuring actions is expected to be utilized in 2005. A large majority of the remaining $1.2 million represents supplemental retirement benefits for certain employees in Europe that will be paid at a rate of approximately $.1 million per year for the next several years.
Refinancing Costs
      During 2004, the company charged to expense $21.4 million of refinancing costs, including $6.6 million incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). Other refinancing costs in 2004 included (i) $6.2 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses, (ii) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (iii) charges of $4.5 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 10, 2004 and for other refinancing-related expenses and (iv) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston facility. In the third and fourth quarters of 2003, the company charged to expense $1.8 million of costs incurred in that year in pursuing alternatives to the 2004 refinancing transactions.
Acquisitions
      In 2002, the company acquired the remaining 74% of the outstanding shares of Ferromatik Milacron A/ S, which sells and services Ferromatik injection molding machines in Denmark. Ferromatik Milacron A/ S, which has annual sales of approximately $4 million, was previously accounted for on the equity method but is now fully consolidated beginning in 2002.
      In 2003, the company purchased the remaining 51% of the shares of Klockner Ferromatik AG, a Ferromatik sales office in Switzerland with annual sales of approximately $6 million. In addition, the company acquired the remaining 25% of 450500 Ontario Limited, a consolidated subsidiary that manufactures components for molds used in injection molding.
      All of the acquisitions were accounted for under the purchase method and were financed through the use of available cash and bank borrowings. The aggregate cost of the acquisitions, including professional fees and other related costs, totaled $1.1 million in 2003, and $.9 million in 2002. The allocation of the aggregate cost of the acquisitions to the assets acquired and liabilities assumed is presented in the table that follows. The amounts for 2003 relate solely to Klockner Ferromatik AG.

Allocation of Acquisition Cost

	2003	2002

	(In millions)
Cash and cash equivalents	$.4	$—
Accounts receivable	1.5	.4
Inventories	.3	.7
Other current assets	.1	—
Property, plant and equipment	.2	.3
Goodwill	—	.4

Total assets	2.5	1.8
Current liabilities	1.4	.8
Long-term debt	—	.1

Total liabilities	1.4	.9

Total acquisition cost	$1.1	$.9

      Unaudited pro forma sales and earnings information is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statements of Operations for either year.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development
      Charges to operations for the research and development activities of continuing operations are summarized below.

Research and Development

	2004	2003	2002

	(In millions)
Research and development	$19.8	$17.8	$15.8

Retirement Benefit Plans
      Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees in the U.S. and Germany.

Pension Expense (Income)

	2004	2003	2002

	(In millions)
Service cost (benefits earned during the period)	$4.2	$4.5	$4.6
Interest cost on projected benefit obligation	33.8	33.4	34.5
Expected return on plan assets	(35.1)	(38.8)	(45.9)
Supplemental retirement benefits(a)	—	3.2	4.7
Amortization of unrecognized prior service cost	.8	.8	.8
Amortization of unrecognized gains and losses	7.0	3.1	.5

Pension expense (income)	$10.7	$6.2	$(.8)

(a)	In 2003, the entire amount is included in the line captioned “Restructuring costs” in the Consolidated Statement of Operations for that year. In 2002, $2.9 million is included in restructuring costs and $1.8 million is included in results of discontinued operations.
      The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

	2004	2003

	(In millions)
Balance at beginning of year	$(537.3)	$(527.2)
Service cost	(4.2)	(4.5)
Interest cost	(33.8)	(33.4)
Benefits paid	42.8	39.3
Actuarial gain (loss)	(6.1)	12.6
Merger of subsidiary plan	—	(4.0)
Supplemental retirement benefits	—	(3.2)
Changes in discount rates	(16.6)	(14.6)
Foreign currency translation adjustments	(1.1)	(2.3)

Balance at end of year	$(556.3)	$(537.3)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the changes in plan assets for the funded U.S. plan. Consistent with customary practice in Germany, the plan for employees in that country has not been funded.

Plan Assets

	2004	2003

	(In millions)
Balance at beginning of year	$370.9	$342.7
Actual investment gain (loss)	44.0	61.4
Benefits and expenses paid	(40.3)	(37.0)
Contributions	4.2	—
Merger of subsidiary plan	—	3.8

Balance at end of year	$378.8	$370.9

      The weighted allocations of plan assets at December 31, 2004 and 2003 are shown in the following table.

Allocation of Plan Assets

	2004	2003

Equity securities	69%	65%
Debt securities	31%	34%
Cash and cash equivalents	—%	1%

	100%	100%

      At December 31, 2004 and 2003, common shares of the company represented 3% and 4% of the plan’s equity securities. These common shares had a market value of $11.8 million at December 31, 2004 and $9.2 million at December 31, 2003.
      At December 31, 2004, the company’s target allocation percentages for plan assets were approximately 60% to 65% equity securities and 35% to 40% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 6%. Under the current policy, the investment in equity securities may not be less than 35% or more than 80% of total assets. Investments in debt securities may not be less than 20% or more than 65% of total assets.
      The expected long-term rates of return on plan assets for purposes of determining pension expense were 9.0% in 2004 and 2003 and 9.5% in 2002. The company will continue to use a 9.0% rate in 2005. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations of future returns and value-added expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
      The company made cash contributions to the plan of $4.2 million in 2004 and currently expects to make contributions of approximately $2.5 million in 2005.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of the plans for U.S. employees at year-end 2004 and 2003.

Funded Status at Year-End

	2004	2003

	(In millions)
Vested benefit obligation	$(506.7)	$(487.1)

Accumulated benefit obligation	$(519.0)	$(500.6)

Projected benefit obligation	$(541.1)	$(523.3)
Plan assets at fair value	378.8	370.9

Deficiency of plan assets in relation to projected benefit obligation	(162.3)	(152.4)
Unrecognized net loss	166.9	164.4
Unrecognized prior service cost	3.6	4.1

Prepaid pension cost	$8.2	$16.1

      The presentation of the amounts included in the previous table in the Consolidated Balance Sheets at December 31, 2004 and December 31, 2003 is reflected in the following table.

Balance Sheet Presentation

	2004	2003

	(In millions)
Intangible asset	$3.6	$3.5
Accrued pension cost	(140.5)	(119.6)
Accumulated other comprehensive loss(a)	145.1	132.2

	$8.2	$16.1

(a)	Represents the pretax amount of cumulative after-tax charges to accumulated other comprehensive loss of $93.8 million in 2004 and $80.8 million in 2003.
      The intangible asset is included in other noncurrent assets in the Consolidated Balance Sheets as of the respective dates. Accrued pension cost is included in long-term accrued liabilities.
      The following table sets forth the status of the company’s defined benefit pension plan for certain employees in Germany.

Status at Year-End

	2004	2003

	(In millions)
Vested benefit obligation	$(11.4)	$(10.4)

Accumulated benefit obligation	$(13.2)	$(12.1)

Projected benefit obligation	$(15.2)	$(14.0)
Unrecognized net (gain) loss	(.6)	.3

Accrued pension cost	$(15.8)	$(13.7)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the weighted-average actuarial assumptions used to determine pension income or expense for all defined benefit plans in 2004, 2003 and 2002.

Actuarial Assumptions

	2004	2003	2002

Discount rate	6.24%	6.49%	7.23%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.50%
Rate of increase in future compensation levels	3.66%	2.41%	.73%
      The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for all defined benefit plans at December 31, 2004 and December 31, 2003.

Actuarial Assumptions

	2004	2003

Discount rate	6.00%	6.24%
Rate of increase on future compensation levels	3.66%	3.69%
      The following table presents future estimated benefit payments, including the effects of future service, under all defined benefit plans as of December 31, 2004.

Pension Benefit Payments

(In millions)
2005	$36.6
2006	36.1
2007	35.7
2008	35.6
2009	35.8
2010-2104	186.9
      The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs included in continuing operations for these plans were $1.1 million, $1.6 million and $1.6 million in 2004, 2003 and 2002, respectively.
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

	2004	2003	2002

	(In millions)
Service cost (benefits earned during the period)	$.1	$.1	$.1
Interest cost on accumulated postretirement benefit obligation	1.4	1.5	1.7
Amortization of unrecognized gains	(.2)	(.3)	(.4)

Postretirement health care cost	$1.3	$1.3	$1.4

      The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan.

Accumulated Postretirement Benefit Obligation

	2004	2003

	(In millions)
Balance at beginning of year	$(23.2)	$(24.9)
Service cost	(.1)	(.1)
Interest cost	(1.4)	(1.5)
Participant contributions	(5.7)	(5.0)
Benefits paid	8.4	7.9
Actuarial gain (loss)	(.4)	.8
Changes in discount rates	(.4)	(.4)

Balance at end of year	$(22.8)	$(23.2)

      The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

	2004	2003

	(In millions)
Accumulated postretirement benefit obligation
Retirees	$(16.9)	$(17.3)
Fully eligible active participants	(1.6)	(1.7)
Other active participants	(4.3)	(4.2)

	(22.8)	(23.2)
Unrecognized net gain	(4.5)	(5.5)

Accrued postretirement health care benefits	$(27.3)	$(28.7)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the discount rates used to calculate the accumulated postretirement benefit obligation at December 31, 2004, December 31, 2003 and December 31, 2002 and the rates used to calculate postretirement health care cost for the years then ended.

Actuarial Assumptions

	2004	2003	2002

Accumulated postretirement benefit obligation	6.00%	6.25%	6.50%
Postretirement health care cost	6.25%	6.50%	7.25%
      For 2005, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 12.0%. This rate is assumed to decrease in varying degrees annually to 5.0% for years after 2012. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.
      The following table presents estimated future payments of postretirement health care benefits as of December 31, 2004. The amounts presented therein are net of participant contributions.

Postretirement Health Care Benefits

(In millions)
2005	$2.6
2006	2.5
2007	2.3
2008	2.2
2009	2.1
2010-2014	8.7
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created new federal subsidies beginning in 2006 for employers that provide prescription drug coverage for their retirees. However, the subsidies will only be available to employers whose prescription drug coverage is determined to be “actuarially equivalent” to Medicare Part D. The principal postretirement health care plan for certain U.S. employees provides prescription drug coverage but due to the absence of definitive regulations for determining actuarial equivalency, the company is currently unable to determine the extent to which the subsidies will be available or their potential effect on postretirement health care costs. The company is evaluating its options regarding the Act, including potential modifications to the plan. However, the amounts presented in the preceding tables reflect no adjustments related to the Act.
Income Taxes
      At December 31, 2004, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $193 million, of which $33 million will expire between 2007 and 2020. The remaining $160 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $57 million at December 31, 2004 and valuation allowances totaling $51 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany and Italy — to conclude that no valuation allowances are required.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the company had a U.S. federal net operating loss carryforward of $113 million, of which $17 million, $40 million and $56 million expire in 2023, 2024 and 2025 respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($14 million) and additional state and local loss carry forwards ($10 million), totaled $64 million. Of the federal tax credit carryforwards, $5 million expire between 2008 and 2014 and $9 million have no expiration dates. Approximately 40% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2019. At December 31, 2004, additional deferred tax assets totaling approximately $107 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending its ultimate expiration of the net operating loss carryforward beyond 2025.
      The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. (see Refinancing Transactions.) As a consequence of this ownership change, the timing of the company’s utilization of its U.S. tax loss carryforwards and other tax attributes will be substantially delayed. This delay will increase tax expense and decrease available cash in future years. Although the amounts are dependent on a number of future events and are therefore not currently determinable, the company is completing its analysis to determine the annual limitations applicable to the U.S. net operating loss and tax credit carryforwards.
      At December 31, 2002, management concluded that no valuation allowances were currently required with respect to the company’s U.S. deferred tax assets. This conclusion was based on the availability of qualified tax planning strategies and the expectation that increased industrial production and capital spending in the U.S. plastics industry combined with the significant reductions in the company’s cost structure that had been achieved in recent years, would result in improved operating results in relation to the losses incurred in 2001 and 2002.
      At June 30, 2003, however, management concluded that a recovery in the plastics industry and the company’s return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003 (see Restructuring Costs), the company expected to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, U.S. generally accepted accounting principles include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of the company’s U.S. deferred tax assets for which future income was previously assumed.
      During the second half of 2003, U.S. deferred tax assets increased by approximately $18 million due to continued losses from operations and a goodwill impairment charge, the effects of which were partially offset by taxable income related to dividends from non-U.S. subsidiaries. Valuation allowances were also increased by $18 million. Deferred tax assets and valuation allowances were further increased $15 million and $17 million, respectively, during 2004. As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company could take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2004, valuation allowances had not been recorded with respect to

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. Due to better market information and refined estimates, the $61 million of tax planning strategies at the end of 2004 represents a net $8 million increase over the tax planning strategies at December 31, 2003 which resulted in a $8 million non-cash credit to the provision for income taxes in 2004.
      The company will continue to reassess its conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.
      In 2004, the company recorded a net U.S. tax benefit of $9.7 million primarily related to a $7.8 million increase in the value of its tax planning strategies and benefits relating to a special ten year carryback of $1.9 million. However, due to insufficient positive evidence the company was precluded from recognizing a tax benefit related to the remaining operating loss incurred for the year. Certain of the company’s non-U.S. subsidiaries lacked sufficient positive evidence to allow them to record any tax benefits with respect to their losses for the year. However, profitable non-U.S. operations, primarily in Holland, Canada and India, recorded net income tax expense of $4.3 million in 2004. Additional valuation allowances of $2.8 million were recorded against deferred tax asset balances in Italy, France and Denmark. In the aggregate, these factors resulted in a 2004 tax benefit of $2.6 million on a pretax loss of $53.9 million.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary (one tax year) incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for qualifying dividends from controlled foreign corporations. The deduction is subject to numerous requirements and limitations and uncertainty remains as to how to interpret certain provisions of the Act. The provision is elective and, for companies with a calendar year end, is available only for the years 2004 or 2005.
      The company does not intend to make an election for calendar year 2004 and is still evaluating the merits of making the election for the year 2005. The evaluation necessarily requires an analysis of the company’s geographic liquidity needs and the relative benefit of a repatriation that qualifies as extraordinary under the Act. Also, the tax benefits derived from this provision of the Act during 2005 would be delayed to a future date due to the company’s net operating loss and tax credit carryforwards. The decision whether or not to elect an extraordinary dividend repatriation for the year 2005 should be finalized by the second quarter of 2005. The amount of any potential repatriation and the associated tax benefits have not been determined at this time. Accordingly, it remains the intention of the company to permanently reinvest earnings of its foreign subsidiaries pending the completion of its analysis.
      Additionally, the Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2005 or 2006 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are indeterminable at this time.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significant components of the company’s deferred tax assets and liabilities as of year-end 2004 and 2003 are as follows:

Components of Deferred Tax Assets and Liabilities

	2004	2003

	(In millions)
Deferred tax assets
Net operating loss carryforwards	$111.2	$95.2
Tax credit carryforwards	14.2	12.4
Accrued postretirement health care benefits	8.5	9.3
Inventories, due principally to obsolescence reserves and additional costs inventoried for tax purposes	4.8	6.3
Accrued employee benefits other than pensions and retiree health care benefits	1.7	3.4
Accrued pension cost	8.8	8.5
Accrued warranty cost	1.2	1.8
Accrued taxes	2.1	3.0
Accounts receivable, due principally to allowances for doubtful accounts	1.7	1.8
Goodwill	39.2	46.0
Deferred pension costs	41.1	35.7
Accrued liabilities and other	11.8	15.2

Total deferred tax assets	246.3	238.6
Less valuation allowances	(157.1)	(139.8)

Deferred tax assets net of valuation allowances	89.2	98.8
Deferred tax liabilities
Property, plant and equipment, due principally to differences in depreciation methods	8.5	8.2
Inventories	9.5	12.8

Total deferred tax liabilities	18.0	21.0

Net deferred tax assets	$71.2	$77.8

      Summarized in the following tables are the company’s earnings (loss) from continuing operations before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Loss Before Income Taxes

	2004	2003		2002

	(In millions)
United States	$(59.7)		$(96.7)		$(26.1)
Non-U.S.	5.8		(13.7)		(11.0)

	$(53.9)	$	(110.4)	$	(37.1)

      As presented in the above table, losses from U.S. and non-U.S. operations in 2004 include restructuring costs of $8.0 million and $5.0 million, respectively. Losses from U.S. operations in 2003 include restructuring

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs of $9.7 million while earnings from non-U.S. operations include $17.4 million of such costs. Losses from U.S. and non-U.S. operations in 2002 include restructuring costs of $9.8 million and $4.1 million, respectively. Loss from U.S. operations also includes goodwill impairment charges of $65.6 million in 2003 and $1.0 million in 2002.

Provision (Benefit) for Income Taxes

	2004	2003	2002

	(In millions)
Current provision (benefit)
United States	$(12.5)	$(1.8)	$(4.4)
State and local	.1	—	.2
Non-U.S.	1.1	1.2	2.7

	(11.3)	(.6)	(1.5)
Deferred provision (benefit)
United States	2.7	68.7	(12.5)
Non-U.S.	6.0	5.2	(4.4)

	8.7	73.9	(16.9)

	$(2.6)	$73.3	$(18.4)

Components of the Provision (Benefit) for Deferred Income Taxes

	2004	2003	2002

	(In millions)
Change in valuation allowances	$17.3	$104.6	$19.2
Change in deferred taxes related to operating loss and tax credit carryforwards	(17.8)	(30.5)	(31.7)
Depreciation and amortization	7.1	6.0	6.3
Inventories and accounts receivable	(1.7)	1.2	(4.6)
Accrued pension and other employee costs	(4.0)	4.7	3.1
Other	7.8	(12.1)	(9.2)

	$8.7	$73.9	$(16.9)

      The change in valuation allowances in 2003, as presented in the above table, represents $35.4 million related to 2003 activities and $69.2 million due to a change in circumstances and judgment related to deferred tax balances at December 31, 2002.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2004	2003	2002

U.S. statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from
Effect of changes in valuation allowances	37.9	94.7	31.5
Losses without current tax benefits	—	—	(.2)
Adjustment of tax reserves	(19.5)	—	(4.6)
Statutory tax rate changes	.9	—	—
Effect of operations outside the U.S.	—	—	(37.7)
State and local income taxes, net of federal benefit	.2	—	(2.1)
Foreign dividends	12.4	6.7	1.0
Other	(1.7)	—	(2.6)

	(4.8)%	66.4%	(49.7)%

      At year-end 2004 the company had U.S. net operating loss carryforwards of approximately $113 million that expire in 2023 through 2025. In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $193 million, substantially all of which have no expiration date.
      Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $111 million at the end of 2004. No deferred income taxes have been recorded with respect to this amount. As a result of the 2004 refinancing, approximately $3.4 million of the unrepatriated earnings of our Canadian subsidiaries were deemed, under U.S. Federal income tax rules and regulations, to be distributed. Also, approximately $15.6 million of the company’s earnings in The Netherlands were distributed to pay interest, fees and expenses and premium related to the redemption of the 7 5/8% Eurobonds. The unrecorded deferred tax liability related to undistributed non-U.S. earnings was approximately $39 million at December 31, 2004.
      The company received net tax refunds of $1.9 million in 2004, $17.0 million in 2003 and $14.2 million in 2002.
Earnings Per Common Share
      The following tables present the calculation of earnings available to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Earnings Applicable to Common Shareholders

	2004	2003	2002

	(In millions)
Net loss	$(51.8)	$(190.9)	$(223.2)
Dividends on preferred shares	(3.1)	(.2)	(.2)

Loss applicable to common shareholders	$(54.9)	$(191.1)	$(223.4)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Shares

	2004	2003	2002

	(In thousands)
Weighted-average common shares outstanding	40,955	36,660	36,465
Effect of dilutive stock options and restricted shares	—	—	—

Weighted-average common shares assuming dilution	40,955	36,660	36,465

      The number of shares used to compute earnings (loss) per common share data for all years prior to 2004 has been restated to reflect the effects of a “bonus element” inherent in a rights offering that was completed in the fourth quarter of 2004 (see Shareholders’ Equity). Under the terms of the offering, holders of common shares were permitted to acquire additional shares at a price of $2.00 per share compared to a weighted-average market price on the closing dates of $2.91 per share. As a result of the bonus element, shares previously used to calculate basic and diluted earnings (loss) per common share were increased by a factor of 1.0891.
      In 2004, the common shares into which the Series B Preferred Stock is convertible are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share. For all years, the effects of potentially dilutive stock options and restricted shares are also excluded. Had all of these shares been included, weighted-average shares assuming dilution would have been 70,585 thousand in 2004, 36,679 thousand in 2003 and 36,499 thousand in 2002.
Receivables
      During several preceding years and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which the company maintained a reserve for doubtful accounts sufficient to cover estimated expenses. At December 31, 2003, approximately $33 million of accounts receivable related to continuing operations had been sold under this arrangement. This amount is reported as a reduction of accounts receivable in the Consolidated Balance Sheet at that date. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2004 by $33 million.
      During the period the receivables purchase agreement was in effect, increases and decreases in the amount sold were reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sales were $.2 million in 2004, $1.5 million in 2003 and $1.2 million in 2002. These amounts are included in other expense-net in the Consolidated Statements of Operations.
      Certain of the company’s subsidiaries also sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At December 31, 2004 and December 31, 2003, the gross amounts of accounts receivable that had been sold under these arrangements totaled $6.6 million and $3.8 million, respectively. At December 31, 2004 and December 31, 2003, certain of these amounts were partially collateralized with approximately $5.3 million and $3.0 million, respectively, of cash deposits that are included in cash and cash equivalents in the Consolidated Balance Sheets at those dates.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At December 31, 2004 and December 31, 2003, the company’s maximum exposure under these arrangements totaled $8.0 million and $11.6 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.
Inventories
      As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $29.7 million and $27.0 million in 2004 and 2003, respectively.
Goodwill and Other Intangible Assets
      The carrying value of goodwill totaled $86.6 million and $83.8 million at December 31, 2004 and December 31, 2003, respectively. The company’s other intangible assets, all of which are subject to amortization, are included in other noncurrent assets in the Consolidated Balance Sheets and totaled $5.1 million at December 31, 2004 and $6.5 million at December 31, 2003. Amortization expense related to these assets was $1.4 million in 2004, $1.4 million in 2003 and $1.0 million in 2002.
      Changes in goodwill during the years ended December 31, 2004 and December 31, 2003 are presented in the following table.

Changes in Goodwill

	2004

	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total

	(In millions)
Balance at beginning of year	$17.5	$.7	$55.4	$10.2	$83.8
Foreign currency translation adjustments	.1	.1	2.6	—	2.8

Balance at end of year	$17.6	$.8	$58.0	$10.2	$86.6

	2003

	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total

	(In millions)
Balance at beginning of year	$17.3	$.5	$115.3	$10.2	$143.3
Goodwill acquired	—	—	.2	—	.2
Impairment charges	—	—	(65.6)	—	(65.6)
Foreign currency translation adjustments	.2	.2	5.5	—	5.9

Balance at end of year	$17.5	$.7	$55.4	$10.2	$83.8

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment
      The components of property, plant and equipment, including amounts related to capital leases, are shown in the following table.

Property, Plant and Equipment-Net

	2004	2003

	(In millions)
Land	$11.3	$10.7
Buildings	132.5	125.2
Machinery and equipment	218.2	211.6

	362.0	347.5
Less accumulated depreciation	(233.6)	(206.7)

	$128.4	$140.8

Other Assets
      The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

	2004	2003

	(In millions)
Deferred income taxes	$26.2	$27.9
Recoverable from excess liability carriers	4.1	—
Refundable income taxes	3.5	2.7
Other	15.3	14.6

	$49.1	$45.2

Other Noncurrent Assets

	2004	2003

	(In millions)
Deferred income taxes net of valuation allowances	$63.1	$70.9
Recoverable from excess liability carriers	9.7	4.7
Intangible assets other than goodwill	5.1	6.5
Other	40.2	38.2

	$118.1	$120.3

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liabilities
      The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

	2004	2003

	(In millions)
Accrued salaries, wages and other compensation	$24.0	$20.9
Taxes payable other than income taxes	9.9	10.8
Reserves for post-closing adjustments and transaction costs on divestitures	4.9	9.4
Accrued and deferred income taxes	13.2	14.8
Accrued insurance and self-insurance reserves	14.1	11.7
Other accrued expenses	31.2	48.5

	$97.3	$116.1

      The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Balance Sheets.

Warranty Reserves

	2004	2003

	(In millions)
Balance at beginning of year	$8.1	$5.9
Accruals	4.2	4.9
Payments	(5.6)	(3.0)
Warranty expirations	(.3)	(.1)
Foreign currency translation adjustments	.1	.4

Balance at end of year	$6.5	$8.1

      The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

	2004	2003

	(In millions)
Accrued pensions and other compensation	$39.9	$42.5
Minimum pension liability	119.8	104.3
Accrued postretirement health care benefits	28.7	31.2
Self-insurance reserves(a)	26.8	23.0
Accrued and deferred income taxes	11.4	21.5
Reserves for post-closing adjustments and transaction costs on divestitures	7.1	2.4
Other	6.5	7.7

	$240.2	$232.6

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $13.8 million in 2004 and $4.7 million in 2003. These amounts are included in other current assets and other noncurrent assets.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refinancing Transactions
      On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
      On March 12, 2004, the company also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. This senior secured credit facility consisted of a $65 million revolving A facility and a $75 million term loan B facility. On March 12, 2004, extensions of credit under the facility in an aggregate amount of $84 million were utilized to repay and terminate the company’s then-existing revolving credit facility (in addition to replacing or providing credit support for outstanding letters of credit) and its then-existing receivables purchase program. As discussed below, all borrowings under the Credit Suisse First Boston facility were repaid on June 10, 2004.
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
      On June 10, 2004, (i) the common stock into which the Series A Notes were converted and (ii) the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, the company also entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.
      On June 10, 2004, the company applied the proceeds of the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under the asset based facility and approximately $10.3 million of cash on hand, to:

•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. The company also used $17.4 million in availability under the asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.
      The conversion of the Series A Notes into common stock on April 15, 2004, and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004, triggered an “ownership

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change” for U.S. federal income tax purposes. As a consequence of the ownership change, timing of the company’s utilization of tax loss carryforwards and other tax attributes will be substantially delayed. This delay will increase income tax expense and decrease available cash in future years, although the amounts are dependent upon a number of future events and are therefore not determinable at this time.
Short-Term Borrowings
      The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

	2004	2003

	(In millions)
Asset based credit facility due 2008	$11.0	$—
Revolving credit facility due 2004	—	42.0
Borrowings under other lines of credit	.2	.6

	$11.2	$42.6

      Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest in the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under the facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory and is subject to other conditions and limitations, including an excess availability reserve (the minimum required availability) of $10 million and an additional $1 million hedging reserve as a result of an interest rate swap that was entered into on July 30, 2004 (see Long-Term Debt).
      Pursuant to the terms of the asset based facility, the cash the company receives from collection of receivables is subject to an automatic “sweep” to repay any outstanding borrowings under the asset based facility on a daily basis. As a result, the company relies on borrowings under the asset based facility as the primary source of cash for use in its North American operations. The availability of borrowings under the asset based facility is subject to the borrowing base limitations, including the excess availability and hedging reserves, which may be adjusted from time to time by the administrative agent at its discretion, and the satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of the company’s representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
      The asset based facility originally contained for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the facility, to be tested quarterly. The facility was amended on September 28, 2004, and February 11, 2005 to reduce these requirements as more fully discussed below. The facility also contains a limit on capital expenditures to be complied with on a quarterly basis beginning with the third quarter of 2004. Thereafter, the company will have to comply with a fixed charge coverage ratio to be tested quarterly. This test was originally to be required beginning in the fourth quarter of 2005 but on February 11, 2005 the company reached an agreement with the lenders to delay it until the first quarter of 2006.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As discussed above, the asset based facility requires the company to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the previously discussed amendment to the facility extended it through December 31, 2005. In response to a reassessment of projected earnings and EBITDA for the third and fourth fiscal quarters of 2004, the facility was amended on September 28, 2004 to reduce the minimum cumulative consolidated EBITDA requirement for the three consecutive calendar months ending September 30, 2004 from $11.6 million to $8.0 million and for the six consecutive calendar months ending December 31, 2004 from $25.9 million to $24.0 million. The company subsequently identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required by the revised covenant. However, the company reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, the company was in compliance with the revised covenant as of December 31, 2004. The facility was also amended on February 11, 2005 to reduce the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ended March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ended June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ended September 30, 2005 from $48.4 million to $36.6 million. This amendment also established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005, extended the limitation on capital expenditures originally required through September 30, 2005 to December 31, 2005 and corrected a minor technical violation related to an investment.
      The company’s ability to continue to meet the cumulative consolidated EBITDA covenant will be contingent on a number of factors, many of which are beyond its control. These include the company’s need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, the need for no material decrease in price realization for the products the company sells, the company’s ability to absorb recent raw material price increases or pass such price increases through to customers, and the company’s continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the minimum cumulative consolidated EBITDA requirements and other conditions to borrowing of its asset based facility, it will attempt to further renegotiate this covenant with its lenders to assure compliance. However, the company cannot control its lenders’ actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.
      At December 31, 2004, $22 million of the asset based credit facility was utilized, including borrowings of $11 million and letters of credit of $11 million. Under the terms of the facility, the company’s additional

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
borrowing capacity based on the assets included in the borrowing base at December 31, 2004 was approximately $28 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility at December 31, 2004 was 5.7%. On February 11, 2005, the company used $2.5 million of the proceeds of a rights offering (see Shareholders’ Equity) to make a prepayment of the asset based facility. All additional short-term borrowings drawn under the asset based facility were subsequently repaid using the rights offering proceeds.
      The facility includes a number of covenants. On November 8, 2004, the company reached an agreement with the lenders to waive various technical defaults. On March 14, 2005, the company reached an agreement with the lenders to waive certain provisions under the facility as they relate solely to any delay in filing an amendment to this Form 10-K containing management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Such waiver, however, is subject to certain conditions, including that management’s report and the auditor’s attestation are filed no later than June 30, 2005. Failure to meet the June 30, 2005 deadline, without a subsequent waiver, could result in the company being in default or unable to borrow under the facility. After giving effect to the previously discussed February 11, 2005 amendment, the company was in compliance with all covenants as of December 31, 2004.
      At December 31, 2004, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $27 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $10 million was available to the company under these lines under certain circumstances.
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
Long-Term Debt
      The components of long-term debt are shown in the following table.

Long-Term Debt

	2004	2003

	(In millions)
11 1/2% Senior Secured Notes due 2011	$220.1	$—
8 3/8% Notes due 2004	—	115.0
7 5/8% Eurobonds due 2005	—	142.6
Capital lease obligations	15.9	17.1
Other	5.9	6.1

	241.9	280.8
Less current maturities	(6.0)	(117.3)

	$235.9	$163.5

      On March 15, 2004, the 8 3/8% Notes were repaid using a portion of the proceeds of the refinancing transactions entered into on March 12, 2004. On June 10, 2004, the company repurchased €114,990,000 of the 7 5/8% Eurobonds due 2005 following the completion of a tender offer for these obligations (see Refinancing Transactions).

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 11 1/2% Senior Secured Notes due 2011 are jointly and severally guaranteed on a senior secured basis by substantially all of the company’s U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. The notes and guarantees are secured by a first priority security interest in certain of the company’s U.S. assets other than those securing the asset based facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company’s asset based credit facility on a first priority basis.
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
      As discussed more fully in the note captioned “Subsequent Events,” the 11 1/2% Senior Secured Notes due 2011 could be declared due and payable if the company fails to file within sixty days after May 2, 2005 an amendment to its Form 10-K for the year ended December 31, 2004 containing management’s report and auditor’s attestation on internal control over financial reporting that is required by Section 404 of the Sarbanes-Oxley Act of 2002.
      As presented in the preceding table, the value of the 11 1/2% Senior Secured Notes due 2011 is net of the unamortized portion of a $5.1 million discount at issuance. As a result of the discount, the effective interest rate for financial reporting purposes is approximately 12%.
      On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which matures on November 15, 2008, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of lowering interest expense for 2004 by $.4 million. However, increases in short-term interest rates will have the effect of increasing interest expense in the first quarter of 2005. In addition, the fair value of the swap, which is included in other noncurrent assets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At December 31, 2004, the fair value of the swap was not material.
      Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases, none of the company’s other indebtedness is secured.
      Total interest paid was $33.7 million in 2004, $23.3 million in 2003 and $35.8 million in 2002. Of these amounts, interest related to continuing operations was $33.6 million in 2004, $22.0 million in 2003 and $25.1 million in 2002.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of long-term debt excluding capital leases for the five years after 2004 are shown in the following table.

Maturities of Long-Term Debt

(In millions)
2005	$4.2
2006	.9
2007	.2
2008	.2
2009	.2
      The company leases two manufacturing facilities under capital leases. The assets related to these leases are included in property, plant and equipment — net in the Consolidated Balance Sheets and had net book values of $16.5 million at December 31, 2004 and $16.6 million at December 31, 2003. Amortization of these assets is included in depreciation expense and interest on lease obligations is included in interest expense. Future minimum payments for capital leases during the next five years and in the aggregate thereafter are shown in the following table.

Capital Lease Payments

(In millions)
2005	$2.9
2006	2.8
2007	2.7
2008	2.8
2009	4.6
After 2010	3.8

Total capital lease payments	19.6
Less interest component(a)	(3.7)

Capital lease obligations	$15.9

(a)	Includes $1.0 million applicable to 2005.
      The company also leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancellable operating leases during the next five years and in the aggregate thereafter are shown in the following table.

Rental Payments

(In millions)
2005	$11.8
2006	8.6
2007	5.7
2008	3.4
2009	1.7
After 2009	1.0

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense related to continuing operations was $14.9 million, $14.2 million and $13.7 million in 2004, 2003 and 2002, respectively.
Shareholders’ Equity
      On April 15, 2004, the $30.0 million of Series A Notes issued to Glencore Finance AG and Mizuho International plc on March 12, 2004 (see Refinancing Transactions), were converted into 15,000,000 common shares. The conversion involved the reissuance of 4,607,088 treasury shares and the issuance of 10,392,912 authorized but previously unissued common shares.
      On June 9, 2004, the company’s shareholders, among other things, approved the following resolutions:

•	an increase in the number of authorized common shares from 50.0 million to 165.0 million;

•	a decrease in the par value of each common share from $1.00 per share to $.01 per share;

•	the issuance of a new series of Series B Preferred Stock that is convertible into common shares; and

•	the issuance of contingent warrants which will be exercisable to purchase additional shares of the company’s common stock under certain circumstances.
      On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The 500,000 shares of Series B Preferred Stock are initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per share and have a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The initial conversion price of $2.00 per share of common stock will be reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. Assuming the conversion price reset were to take place as of December 31, 2004, the total number of common shares outstanding on an as-converted basis would increase from approximately 98.6 million to approximately 105.7 million. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
      Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. The holders of the Series B Preferred Stock, voting separately as a class, have the right to elect a number of directors to the company’s board of directors in proportion to the percentage of fully diluted common stock

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represented by the outstanding Series B Preferred Stock (on an as-converted basis), rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one).
      As of December 31, 2004, Glencore Finance AG and Mizuho International plc collectively owned 100% of the Series B Preferred Stock which represents approximately 51% of the company’s fully diluted common equity (on an as-converted basis). Glencore Finance AG has reported in a Schedule 13D amendment dated June 21, 2004 with the Securities and Exchange Commission (SEC) that it has sold an undivided participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 6.3% of the company’s outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the recorded holder of such shares. After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75, Glencore Finance AG’s and Mizuho International plc’s collective holdings will represent approximately 54% of the company’s as-converted common equity with Triage’s participation interest representing 5.9%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid.
      The Series B Preferred Stock includes a beneficial conversion feature of $15.9 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Balance Sheet at December 31, 2004, the $15.9 million related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock and has been applied as a direct increase of accumulated deficit.
      On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The contingent warrants are exercisable only if a test based on the company’s financial performance for 2005 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $60 million in 2005. If the test is not satisfied, the contingent warrants will be exercisable until March 25, 2011. If the test based on financial performance is satisfied, the contingent warrants will immediately terminate and will not be exercisable. The contingent warrants are included in shareholders’ equity at an amount representative of their relative fair value in relation to the Series B Preferred Stock. If the contingent warrants do not become exercisable, their carrying value will be transferred to the carrying value of the Series B Preferred Stock. If they should be exercised, their carrying value will be included in the value of the newly issued common stock.
      On June 25, 2004, as permitted by the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering. The registration statement was declared effective by the SEC on October 6, 2004. Pursuant to the rights offering, the holders of shares of common stock (other than common stock received upon the conversion of Series B Preferred Stock) were granted .452 rights for each share of common stock held as of 5:00 p.m., New York City time, on October 18, 2004. The number of rights granted to each holder of common stock was rounded up to the nearest whole number. Each right was exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which was originally scheduled to expire on November 22, 2004 but extended to December 10, 2004, resulted in the reissuance of 12,716,175 treasury shares and net cash proceeds of $24.2 million after deducting the related costs. Of the total shares issued in the rights offering, 36,600 shares were cancelled to cover withholding taxes owed by certain holders of restricted stock who participated in the offering. On February 11, 2005, the company used $2.5 million of the proceeds of the rights offering to make a prepayment of its asset based credit facility (see Short-Term Borrowings). As permitted under the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company had the option of using the proceeds of the offering to redeem a portion of the Series B Preferred Stock. However, the company has elected to use the proceeds to repay additional short-term borrowings and invest the surplus cash for the purpose of improving its liquidity and to

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide increased financial flexibility to satisfy anticipated working capital needs, higher levels of capital spending and any other developments in 2005.
      In addition to the Series B Preferred Stock, at December 31, 2004 and December 31, 2003, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
      The 4% Preferred stock may be redeemed, under certain conditions, at the company’s election, by resolution of the board of directors, for a redemption price of $105 per share plus all accrued and unpaid dividends to the date of redemption. At meetings of shareholders of the company, each shareholder of 4% Preferred Stock is entitled to 24 votes for each share of 4% Preferred Stock held except that in the event that a default in dividends on the 4% Preferred Stock is deemed to have occurred, the holders of the 4% Preferred Stock, voting separately as a class, have the right at each shareholders’ meeting thereafter (at which 35% of the 4% Preferred Stock is represented) to elect one-third of the members of the board of directors to be elected at that meeting. A default in preferred dividends would be deemed to have occurred if at any time dividends accrued or in arrears on the 4% Preferred Stock amounts to $4 per share or more.
      On June 11, 2004, the company issued 1,110,000 previously unissued common shares in the form of grants of restricted stock.
      In addition to the treasury shares reissued in connection with the rights offering, an additional 378,006 treasury shares were reissued during 2004 in connection with grants of restricted stock and contributions to employee benefit plans. This reduction was more than offset by (i) the cancellation of 432,132 restricted shares and (ii) the cancellation of 36,600 shares to cover withholding taxes in connection with the rights offering. These shares were added to the treasury share balance in lieu of their cancellation. The 15,000,000 common shares that were exchanged for Series B Preferred Stock on June 10, 2004 were also added to the treasury share balance on that date. In November, 2004, a total of 1,278,946 treasury shares were cancelled and returned to the pool of authorized but unissued common shares.
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity — Preferred and Common Shares

	2004	2003

	(In millions)
4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0
6% Series B Convertible Preferred Stock authorized, issued and outstanding, 500,000 shares at $.01 par value	—	—
Common shares, $.01 par value in 2004 and $1.00 par value in 2003, authorized 165,000,000 shares, issued and outstanding, 2004: 48,559,474 shares, 2003: 34,824,025 shares	.5	34.8
      As presented in the previous table, common shares outstanding are net of treasury shares of 1,271,580 in 2004 and 4,783,063 in 2003.
      Changes in common shares outstanding for the years 2004, 2003 and 2002 are shown in the table that follows.

Changes in Common Shares Outstanding

	2004	2003	2002

Outstanding at beginning of year	34,824,025	33,753,781	33,467,506
Net restricted stock activity	760,440	826,013	109,552
Stock options exercised	—	—	29,250
Reissuance of treasury shares for employee benefit and incentive programs	295,434	244,231	147,473
Conversion of Series A Notes to common stock	15,000,000	—	—
Conversion of common stock to Series B Preferred Stock	(15,000,000)	—	—
Net common shares issued in rights offering	12,679,575	—	—

Outstanding at end of year	48,559,474	34,824,025	33,753,781

      Dividends of $5.70 per share were paid with respect to the Series B Preferred Stock in 2004. Dividends of $7.00 per share of 4% Cumulative Preferred Stock were declared in 2004, of which $6.00 was paid in that year. The remaining $1.00 per share was paid on March 1, 2005. Dividends declared and paid with respect to the 4% Cumulative Preferred Stock were $2.00 per share in 2003 and $4.00 per share in 2002. Dividends declared and paid per share of common stock were $.02 per share in 2003 and $.04 per share in 2002.
      The company has authorized 10 million serial preference shares with $.01 par value. A decrease in the par value of serial preference shares from $1.00 per share to $.01 per share was approved by the company’s shareholders on June 9, 2004. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had been issued as of December 31, 2003. On June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of December 31, 2004, no other serial preference shares have been designated or issued by the company.
      On May 23, 2003, the company’s shareholders adopted an amendment to the company’s certificate of incorporation to eliminate the right of holders of common shares to ten votes per share upon satisfaction of certain ownership tenure requirements. In the past, holders of common shares were entitled to cast ten votes

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for each share that had been beneficially owned for at least 36 consecutive calendar months. As a result of the change, each common share is now entitled to one vote irrespective to the period of time it has been owned.
      The company has a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire more than 15% of the company’s common shares, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the common shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. On March 11, 2004, the company amended its stockholder rights plan to exempt the acquisition by Glencore Finance AG and Mizuho International plc of securities issued by the company in connection with the financing arrangements entered into on March 12, 2004 from triggering the rights under the plan. On June 9, 2004, the company further amended its stockholder rights plan to reflect the decrease in par value of the Series A Participating Cumulative Preferred Stock from $1.00 per share to $.01 per share as approved by the company’s shareholders. The rights plan expires in February 2009.
Comprehensive Loss
      Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are shown in the table that follows.

Comprehensive Loss

	2004	2003	2002

	(In millions)
Net loss	$(51.8)	$(190.9)	$(223.2)
Foreign currency translation adjustments	15.9	8.5	5.9
Reclassification of foreign currency translation adjustments to net gain on divestitures	—	—	10.6
Minimum pension liability adjustment(a)	(13.0)	14.6	(95.4)
Change in fair value of foreign currency exchange contracts	(.2)	—	.1

Total comprehensive loss	$(49.1)	$(167.8)	$(302.0)

(a)	In 2004 and 2003, includes no tax effect. In 2002, includes a tax benefit of $51.4 million.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

	2004	2003

	(In millions)
Foreign currency translation adjustments	$(10.2)	$(26.1)
Minimum pension liability adjustment	(93.8)	(80.8)
Fair value of foreign currency exchange contracts	—	.2

	$(104.0)	$(106.7)

Contingencies
      The company is involved in remedial investigations and actions at various locations, including former plant facilities, and offsite disposal sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of a remediation feasibility study. The accruals are adjusted as further information becomes available or circumstances change. Environmental costs have not been material in the past.
      Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids, supplied and/or managed by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Short-Term Borrowings for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.
Foreign Exchange Contracts
      At December 31, 2004, the company had no outstanding forward contracts. Forward exchange contracts totaled $4.7 million at December 31, 2003.
Stock-Based Compensation
      On June 9, 2004, the company’s shareholders’ approved the 2004 Long-Term Incentive plan (2004 Plan) which permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, performance shares, restricted shares and deferred shares. The 2004 Plan also provides for the granting of appreciation rights, either in tandem with stock options or free-standing. Awards under the 2004 Plan may include “management objectives,” the attainment of which governs the extent to which the related awards vest or become exercisable. A predecessor plan, the 1997 Long-Term Incentive Plan (1997 Plan) also permits the granting of non-qualified stock options, incentive stock options and restricted stock in addition to performance awards.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the 2004 Plan and the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a four or five year period, and expire not more than ten years subsequent to the award. Of the 3,524,900 stock options outstanding at December 31, 2004, 220,000 are incentive stock options.
      Summaries of stock options granted under the 2004 Plan, 1997 Plan and a predecessor plan are presented in the following tables.

Stock Option Activity

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at year-end 2001	4,214,775	$21.06
Granted	829,500	13.19
Exercised	(29,250)	13.97
Cancelled	(397,075)	17.15

Outstanding at year-end 2002	4,617,950	20.03
Granted	18,000	5.43
Cancelled	(314,100)	18.65
Waived	(465,900)	22.75

Outstanding at year-end 2003	3,855,950	19.75
Granted	14,000	4.30
Cancelled	(345,050)	22.97

Outstanding at year-end 2004	3,524,900	19.37

      On April 21, 2003, the company’s executive officers waived all right and all interest to their options to purchase 465,900 common shares of the company. In all cases, the option prices were in excess of current market price of the company’s common shares as of the date of the waivers. The waivers were made without any promise of future options being offered to these officers. The purpose of the waivers was to allow the company to make future grants to participants under the company’s long-term incentive plans without increasing shareholder dilution.

Exercisable Stock Options at Year-End

Stock
Options

2002	2,653,163
2003	2,723,088
2004	2,887,288

Shares Available for Future Grant at Year-End

Shares

2002	969,524
2003	276,737
2004	7,127,180

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize information about stock options outstanding at December 31, 2004.

Components of Outstanding Stock Options

		Average	Weighted-
		Remaining	Average
	Number	Contract	Exercise
Range of Exercise Prices	Outstanding	Life	Price

$ 4.30-19.53	1,359,075	3.5	$13.23
20.09-27.91	2,165,825	2.8	23.22

	3,524,900

Components of Exercisable Stock Options

		Weighted-
		Average
	Number	Exercise
Range of Exercise Prices	Exercisable	Price

$ 4.30-19.56	827,463	$13.47
20.09-27.91	2,059,825	23.38

	2,887,288

      As discussed more fully in the Stock-Based Compensation section of the note captioned “Summary of Significant Accounting Policies,” the company currently does not expense stock options but will begin doing so in 2005 as a result of a newly issued accounting standard. For purposes of determining the pro forma amounts presented in the referenced section, the weighted-average per-share fair values of stock options granted during 2004, 2003 and 2002 were $2.72, $2.37 and $5.35, respectively. The fair values of the options were calculated as of the grant dates using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions

	2004	2003	2002

Dividend yield	0.0%	1.6%	.3-.7%
Expected volatility	74%	54%	46-50%
Risk free interest rate at grant date	4.00%	2.97%	2.98- 4.28%
Expected life in years	5	5	2-5
      Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. Performance awards were granted under the 1997 Plan in the form of shares of restricted stock which vested based on the achievement of specified earnings objectives over a three-year period. The 2004 Plan and the 1997 Plan also permit the granting of other restricted stock awards, which also vest two or three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Expense for restricted shares, including performance awards, was $3.6 million in 2004, $.6 million in 2003 and $1.0 million in 2002. The amount for 2004 includes a charge of $2.6 million related to the early vesting of 1,090,310 shares as a result of a change in control provision that was triggered by

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the refinancing transactions that occurred on March 12, 2004 and June 10, 2004 (see Refinancing Transactions). Restricted stock award activity is as follows:

Restricted Stock Activity

	2004	2003	2002

Restricted stock granted	1,192,572	924,300	192,000

Weighted-average market value on date of grant	$4.25	$2.74	$13.09

      Grants of restricted shares and performance awards subject to contingent vesting totaled 1,110,000 in 2004, 38,000 in 2003 and 46,000 in 2002. Outstanding restricted shares subject to contingent vesting totaled 1,110,000, 104,646 and 141,795 at year-end 2004, 2003 and 2002, respectively.
      Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 432,132 in 2004, 98,287 in 2003 and 82,448 in 2002.
      Issuances of shares related to performance awards earned under a prior plan and to deferred directors’ fees totaled 67,185 in 2004, 19,903 in 2003 and 1,003 in 2002.
Organization
      The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids.
      The company’s segments conform to its internal management reporting structure and are based on the nature of the products they produce and the principal markets they serve. The machinery technologies — North America segment produces injection molding machines and extrusion and blow molding systems for distribution primarily in North America at the company’s principal plastics machinery plant located near Cincinnati, Ohio. The segment also sells specialty and peripheral equipment for plastics processing as well as replacement parts for its machinery products. The machinery technologies — Europe segment manufactures injection molding machines and blow molding systems for distribution in Europe and Asia at its principal manufacturing plants located in Germany and Italy. The mold technologies segment — which has its major operations in North America and Europe — produces mold bases and components for injection molding and distributes maintenance, repair and operating supplies for all types to plastics processors. The industrial fluids segment is also international in scope with major blending facilities in the U.S. and The Netherlands and manufactures and sells coolants, lubricants, corrosion inhibitors and cleaning fluids used in metalworking.
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
      Financial data for the past three years for the company’s business segments are shown in the following tables. The accounting policies followed by the segments are identical to those used in the preparation of the company’s Consolidated Financial Statements. The effects of intersegment transactions, which are not significant in amount, have been eliminated. The company incurs costs and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been allocated to

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the company’s business segments by various methods, largely on the basis of usage. Management believes that all such allocations are reasonable.

Total Sales by Segment

	2004	2003	2002

	(In millions)
Plastics technologies
Machinery technologies-North America	$334.4	$321.2	$313.6
Machinery technologies-Europe	167.0	151.0	117.4
Mold technologies	167.1	168.7	174.7
Eliminations	(3.3)	(5.4)	(8.5)

Total plastics technologies	665.2	635.5	597.2
Industrial fluids	109.0	104.2	96.0

Total sales	$774.2	$739.7	$693.2

Customer Sales by Segment

	2004	2003	2002

	(In millions)
Plastics technologies
Machinery technologies-North America	$333.9	$319.6	$312.5
Machinery technologies-Europe	164.2	147.2	110.0
Mold technologies	167.1	168.7	174.7

Total plastics technologies	665.2	635.5	597.2
Industrial fluids	109.0	104.2	96.0

Total sales	$774.2	$739.7	$693.2

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Information by Segment

	2004	2003	2002

	(In millions)
Operating profit (loss)
Plastics technologies(a)
Machinery technologies-North America	$16.0	$8.1	$7.5
Machinery technologies-Europe	1.9	(1.4)	(8.1)
Mold technologies	4.3	1.8	5.3

Total plastics technologies	22.2	8.5	4.7
Industrial fluids	9.2	15.7	14.4
Goodwill impairment charge(b)	—	(65.6)	—
Restructuring costs(c)	(13.0)	(27.1)	(13.9)
Refinancing costs	(21.4)	(1.8)	—
Corporate expenses	(11.9)	(14.3)	(15.4)
Other unallocated expenses(d)	(1.7)	(2.8)	(3.6)

Operating loss	(16.6)	(87.4)	(13.8)
Interest expense-net	(37.3)	(23.0)	(23.3)

Loss before income taxes	$(53.9)	$(110.4)	$(37.1)

Segment assets(e)
Plastics technologies
Machinery technologies-North America	$183.9	$181.3	$202.5
Machinery technologies-Europe	116.4	110.2	97.7
Mold technologies	152.9	156.4	227.6
Other	(.9)	.7	1.1

Total plastics technologies	452.3	448.6	528.9
Industrial fluids	49.2	50.2	48.1
Cash and cash equivalents	69.2	92.8	122.3
Receivables sold	—	(33.0)	(34.6)
Deferred income taxes	89.2	98.8	173.0
Assets of discontinued operations	—	7.2	16.0
Unallocated corporate and other(f)	80.0	68.8	93.6

Total assets	$739.9	$733.4	$947.3

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Information by Segment

	2004	2003	2002

	(In millions)
Capital expenditures
Plastics technologies
Machinery technologies-North America	$4.0	$1.7	$2.6
Machinery technologies-Europe	1.6	1.1	.3
Mold technologies	1.7	1.6	1.7

Total plastics technologies	7.3	4.4	4.6
Industrial fluids	1.4	2.1	1.5
Unallocated corporate	.1	—	.1

Total capital expenditures	$8.8	$6.5	$6.2

Depreciation and amortization
Plastics technologies
Machinery technologies-North America	$7.3	$8.7	$9.9
Machinery technologies-Europe	4.2	3.9	3.5
Mold technologies	6.7	6.7	7.4

Total plastics technologies	18.2	19.3	20.8
Industrial fluids	1.8	2.0	1.5
Unallocated corporate	.3	.4	.7

Total depreciation and amortization	$20.3	$21.7	$23.0

(a)	In 2002, operating profit of the machinery technologies — North America segment includes $4.5 million of royalty income from the licensing of patented technology and the operating profit of the mold technologies segment includes a $1.0 million goodwill impairment charge.

(b)	Relates to the mold technologies segment.

(c)	In 2004, $8.0 million relates to machinery technologies — North America, $.2 million relates to machinery technologies — Europe and $4.8 million relates to mold technologies. In 2003, $7.7 million relates to machinery technologies — North America, $6.5 million relates to machinery technologies — Europe, $12.6 million relates to mold technologies and $.3 million relates to corporate expenses. In 2002, $6.7 million relates to machinery technologies — North America, $(.4) million relates to machinery technologies — Europe $6.4 million relates to mold technologies and $1.2 million relates to corporate expenses. In 2004, 2003 and 2002, $1.4, $3.3 and $1.9 million, respectively, relates to product line discontinuation and is therefore included in cost of products sold in the Consolidated Statements of Operations for those years.

(d)	Represents financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.

(e)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(f)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, expected recoveries from excess insurance carriers, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	2004	2003	2002

	(In millions)
Sales(a)
United States	$466.6	$450.8	$444.4
Non-U.S. operations
Germany	104.5	102.3	84.3
Other Western Europe	134.2	121.9	105.8
Asia	36.4	31.0	31.7
Other	32.5	33.7	27.0

Total sales	$774.2	$739.7	$693.2

Noncurrent assets
United States	$103.8	$103.3	$125.1
Non-U.S. operations
Germany	45.4	46.7	45.8
Other Western Europe	18.7	21.5	19.6
Asia	6.6	5.7	5.9
Other	1.8	4.9	5.6

	176.3	182.1	202.0
Investments not consolidated	2.0	1.6	1.2
Goodwill	86.6	83.8	143.3
Other intangible assets	5.1	6.5	7.8
Deferred income taxes net of valuation allowances	63.1	70.9	132.4

Total noncurrent assets	$333.1	$344.9	$486.7

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.
      Sales of U.S. operations include export sales of $78.0 million in 2004, $73.0 million in 2003 and $70.7 million in 2002.
      Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $361.7 million, $338.2 million and $295.7 million in 2004, 2003 and 2002, respectively.
Subsequent Events
      On February 11, 2005, the company amended its $75 million asset based credit facility and made a $2.5 million prepayment of the facility from the proceeds of a rights offering. The February 11, 2005 amendment reduced the minimum cumulative consolidated EBITDA requirements for 2005 and added a minimum consolidated EBITDA requirement for the twelve consecutive calendar months ending December 31, 2005. The amendment also delayed the beginning of the fixed charge coverage ratio test from the fourth quarter of 2005 until the first quarter of 2006, extended the capital expenditures test from September 30, 2005 to December 31, 2005 and corrected a minor technical violation. The company also reached an agreement with the lenders to allow for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method (see Summary of Significant Accounting Policies — Changes in Methods of Accounting).

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 2, 2004, the company announced that it has decided to use a portion of the net proceeds from the rights offering that was completed in the fourth quarter of 2004 (see Shareholders’ Equity) to repay all short-term borrowings under its asset based credit facility and invest the surplus cash rather than redeeming a portion of the company’s Series B Preferred Stock. All such borrowings have subsequently been repaid. The objective of the company’s decision was to improve its liquidity and to provide increased financial flexibility to satisfy anticipated working capital needs, higher levels of capital spending and any other cash requirements in 2005.
      On March 16, 2005, the company announced that it had identified a deficiency in internal control over financial reporting that constitutes a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States). The deficiency consists of inadequate levels of review of complex and judgmental accounting issues. This internal control deficiency does not affect Ernst & Young LLP’s unqualified report on the company’s financial statements as of December 31, 2004 or for the year then ended.
      To address the deficiency, the company has increased its levels of review of complex and judgmental accounting issues, initiated a plan to add personnel with technical accounting expertise and has adopted a policy to increase professional development for finance and accounting personnel.
      The company received a waiver from its bank group on March 16, 2005 for any noncompliance with its minimum level of fourth quarter, 2004 EBITDA (earnings before interest, taxes, depreciation and amortization) resulting from certain fourth quarter adjustments to the company’s financial statements. After giving effect to this waiver, the company was in compliance with this covenant at December 31, 2004.
      The SEC, in Release No. 34-50754 dated November 30, 2004, announced that certain companies, including Milacron, have an additional 45 days in which to file an amendment to Form 10-K that contains management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404). At this time, the company’s management has not completed the procedures necessary to issue its management report nor have its independent auditors completed their procedures necessary to issue their attestation on internal control over financial reporting as required by SOX-404. While the company has hired consultants experienced in SOX-404 compliance to provide additional resources to complete this process, it is unlikely that these assessments will be completed in time to file the required 10-K amendment by the May 2, 2005 deadline. If a filing is not made by this date, the company will be considered to have not filed its annual report on Form 10-K in a timely manner.
      The indenture governing the company’s 11 1/2% Senior Secured Notes due 2011 requires filing the Form 10-K in a timely manner. The failure to do so is a default under the indenture, which if not remedied within 60 days after notice is given by the trustee or the holders of 25% in aggregate principal amount of the notes, would allow either the trustee or the holders of 25% in aggregate principal amount of the notes to declare all of the notes due and payable immediately. The company believes that the filing will be made within the 60-day cure period.
      Similarly, the company’s asset-based revolving credit facility contains certain provisions that could be implicated if it does not file its Form 10-K in a timely manner. However, the company has reached an agreement with its lenders to waive such provisions as they relate solely to a delayed filing, subject to certain conditions, of an amendment to the Form 10-K containing management’s report and the auditor’s attestation on internal control over financial reporting not later than June 30, 2005. While the company believes it will meet this deadline, failure to do so, without a subsequent waiver, could result in the company being in default or being unable to borrow under the facility. For a description of the risks and consequences of being in default or not being able to borrow under the company’s asset-based revolving credit facility, see Short-Term Borrowings.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Financial Information
      On May 26, 2004, 11 1/2% Senior Secured Notes due 2011 were issued by Milacron Escrow Corporation, a wholly-owned, direct subsidiary of Milacron Inc. created solely to issue the Senior Secured Notes and to merge with and into Milacron Inc. The merger of Milacron Escrow Corporation with and into Milacron Inc. was completed on June 10, 2004. Also on June 10, 2004, the Senior Secured Notes were jointly, severally, fully and unconditionally guaranteed by the company’s U.S. and Canadian restricted subsidiaries and by Milacron Capital Holdings B.V. Following are consolidating financial statements of the company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Secured Notes. The following consolidating financial statements present the balance sheet, statement of operations and cash flows of (i) Milacron Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of Milacron Inc., (iii) the nonguarantor subsidiaries of Milacron Inc., and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The consolidating financial statements should be read in conjunction with the accompanying Consolidated Financial Statements of the company.

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Operations

	Year Ended December 31, 2004

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
Sales	$—	$498.0	$300.7	$(24.5)	$774.2
Cost of products sold	5.3	408.1	237.7	(24.5)	626.6
Cost of products sold related to restructuring	—	1.4	—	—	1.4

Total cost of products sold	5.3	409.5	237.7	(24.5)	628.0

Manufacturing margins	(5.3)	88.5	63.0	—	146.2
Other costs and expenses
Selling and administrative	17.6	52.0	57.3	—	126.9
Restructuring costs	.1	6.5	5.0	—	11.6
Refinancing costs	15.8	5.6	—	—	21.4
Other expense — net	2.0	.2	.7	—	2.9

Total other costs and expenses	35.5	64.3	63.0	—	162.8

Operating earnings (loss)	(40.8)	24.2	—	—	(16.6)
Other non-operating expense (income) Intercompany management fees	(10.9)	10.9	—	—	—
Intercompany interest	(15.4)	16.3	(.9)	—	—
Equity in (earnings) losses of subsidiaries	14.8	(4.1)	—	(10.7)	—
Other intercompany transactions	(1.2)	1.1	.1	—	—

Total other non-operating expense (income)	(12.7)	24.2	(.8)	(10.7)	—

Earnings (loss) from continuing operations before interest and income taxes	(28.1)	—	.8	10.7	(16.6)
Interest expense — net	(32.3)	(4.4)	(.6)	—	(37.3)

Earnings (loss) from continuing operations before income taxes	(60.4)	(4.4)	.2	10.7	(53.9)
Provision (benefit) for income taxes	(7.8)	.8	4.4	—	(2.6)

Earnings (loss) from continuing operations	(52.6)	(5.2)	(4.2)	10.7	(51.3)
Discontinued operations net of income taxes
Loss from operations	—	(1.3)	—	—	(1.3)
Net gain on divestitures	.8	—	—	—	.8

Total discontinued operations	.8	(1.3)	—	—	(.5)

Net earnings (loss)	$(51.8)	$(6.5)	$(4.2)	$10.7	$(51.8)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Operations

	Year Ended December 31, 2003

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
Sales	$—	$482.7	$275.8	$(18.8)	$739.7
Cost of products sold	(.9)	405.4	218.1	(18.8)	603.8
Cost of products sold related to restructuring	—	—	3.3	—	3.3

Total cost of products sold	(.9)	405.4	221.4	(18.8)	607.1

Manufacturing margins	.9	77.3	54.4	—	132.6
Other costs and expenses
Selling and administrative	14.5	58.1	56.4	—	129.0
Goodwill impairment charge	—	65.6	—	—	65.6
Restructuring costs	.7	8.8	14.3	—	23.8
Refinancing costs	1.8	—	—	—	1.8
Other expense (income) — net	1.6	(2.1)	.3	—	(.2)

Total other costs and expenses	18.6	130.4	71.0	—	220.0

Operating loss	(17.7)	(53.1)	(16.6)	—	(87.4)
Other non-operating expense (income)
Intercompany management fees	(11.9)	11.9	—	—	—
Intercompany interest	(5.3)	6.1	(.8)	—	—
Equity in (earnings) losses of subsidiaries	107.9	(25.6)	—	(82.3)	—

Total other non-operating expense (income)	90.7	(7.6)	(.8)	(82.3)	—

Earnings (loss) from continuing operations before interest and income taxes	(108.4)	(45.5)	(15.8)	82.3	(87.4)
Interest expense — net	(13.4)	(9.2)	(.4)	—	(23.0)

Earnings (loss) from continuing operations before income taxes	(121.8)	(54.7)	(16.2)	82.3	(110.4)
Provision (benefit) for income taxes	68.3	(.9)	5.9	—	73.3

Earnings (loss) from continuing operations	(190.1)	(53.8)	(22.1)	82.3	(183.7)
Discontinued operations net of income taxes
Loss from operations	—	(6.4)	—	—	(6.4)
Net loss on divestitures	(.8)	—	—	—	(.8)

Total discontinued operations	(.8)	(6.4)	—	—	(7.2)

Net earnings (loss)	$(190.9)	$(60.2)	$(22.1)	$82.3	$(190.9)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Operations

	Year Ended December 31, 2002

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
Sales	$—	$480.6	$236.4	$(23.8)	$693.2
Cost of products sold	(.3)	403.5	192.7	(23.8)	572.1
Cost of products sold related to restructuring	—	1.9	—	—	1.9

Total cost of products sold	(.3)	405.4	192.7	(23.8)	574.0

Manufacturing margins	.3	75.2	43.7	—	119.2
Other costs and expenses
Selling and administrative	13.9	55.8	51.3	—	121.0
Goodwill impairment charge	—	1.0	—	—	1.0
Restructuring costs	.7	6.8	4.5	—	12.0
Other expense (income) — net	3.1	(3.2)	(.9)	—	(1.0)

Total other costs and expenses	17.7	60.4	54.9	—	133.0

Operating earnings (loss)	(17.4)	14.8	(11.2)	—	(13.8)
Other non-operating expense (income)
Intercompany management fees	(14.1)	12.4	1.7	—	—
Intercompany royalties	—	3.6	(3.6)	—	—
Intercompany interest	(6.6)	7.9	(1.3)	—	—
Equity in (earnings) losses of subsidiaries	242.1	29.8	31.7	(303.6)	—
Other intercompany transactions	.9	.4	(.4)	(.9)	—

Total other non-operating expense (income)	222.3	54.1	28.1	(304.5)	—

Earnings (loss) from continuing operations before interest and income taxes	(239.7)	(39.3)	(39.3)	304.5	(13.8)
Interest expense — net	(13.9)	(8.6)	(.8)	—	(23.3)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(253.6)	(47.9)	(40.1)	304.5	(37.1)
Benefit for income taxes	(8.2)	(6.2)	(4.0)	—	(18.4)

Earnings (loss) from continuing operations before cumulative effect of accounting change	(245.4)	(41.7)	(36.1)	304.5	(18.7)
Discontinued operations net of income taxes
Loss from operations	—	(7.7)	(17.5)	—	(25.2)
Net gain (loss) on divestitures	22.2	(5.2)	(8.6)	—	8.4

Total discontinued operations	22.2	(12.9)	(26.1)	—	(16.8)
Cumulative effect of change in method of accounting	—	(141.3)	(46.4)	—	(187.7)

Net earnings (loss)	$(223.2)	$(195.9)	$(108.6)	$304.5	$(223.2)

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet

	December 31, 2004

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$23.0	$7.9	$38.3	$—	$69.2
Notes and accounts receivable (excluding intercompany receivables)	1.3	75.7	57.6	—	134.6
Inventories	(.2)	90.2	63.9	—	153.9
Other current assets	12.7	16.6	19.8	—	49.1
Intercompany receivables (payables)	(331.7)	218.9	115.1	(2.3)	—

Total current assets	(294.9)	409.3	294.7	(2.3)	406.8

Property, plant and equipment — net	1.1	58.9	68.4	—	128.4
Goodwill	—	52.7	33.9	—	86.6
Investment in subsidiaries	301.0	173.8	(15.8)	(459.0)	—
Intercompany advances — net	461.6	(499.3)	37.7	—	—
Other noncurrent assets	37.8	59.7	20.6	—	118.1

Total assets	$506.6	$255.1	$439.5	$(461.3)	$739.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$11.0	$—	$.2	$—	$11.2
Long-term debt and capital lease obligations due within one year	1.0	—	5.0	—	6.0
Trade accounts payable	6.8	39.2	34.3	—	80.3
Advance billings and deposits	—	12.5	6.1	—	18.6
Accrued and other current liabilities	29.4	26.9	41.0	—	97.3

Total current liabilities	48.2	78.6	86.6	—	213.4

Long-term accrued liabilities	179.7	7.7	52.8	—	240.2
Long-term debt	228.3	—	7.6	—	235.9

Total liabilities	456.2	86.3	147.0	—	689.5

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.2	316.4	78.7	(395.1)	347.2
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(312.7)	(146.2)	180.3	(34.1)	(312.7)
Other comprehensive income (accumulated other comprehensive loss)	(104.0)	(26.8)	20.7	6.1	(104.0)

Total shareholders’ equity (deficit)	50.4	168.8	292.5	(461.3)	50.4

Total liabilities and shareholders’ equity (deficit)	$506.6	$255.1	$439.5	$(461.3)	$739.9

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet

	December 31, 2003

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$26.7	$14.3	$51.8	$—	$92.8
Notes and accounts receivable (excluding intercompany receivables)	1.7	35.3	56.8	—	93.8
Inventories	.9	88.8	59.8	—	149.5
Other current assets	13.9	11.0	20.3	—	45.2
Intercompany receivables (payables)	(326.4)	233.9	94.8	(2.3)	—

Current assets of continuing operations	(283.2)	383.3	283.5	(2.3)	381.3
Assets of discontinued operations	—	7.2	—	—	7.2

Total current assets	(283.2)	390.5	283.5	(2.3)	388.5
Property, plant and equipment — net	1.3	69.5	70.0	—	140.8
Goodwill	—	52.3	31.5	—	83.8
Investment in subsidiaries	310.9	198.0	(15.8)	(493.1)	—
Intercompany advances — net	297.8	(332.4)	34.6	—	—
Other noncurrent assets	32.7	72.9	14.7	—	120.3

Total assets	$359.5	$450.8	$418.5	$(495.4)	$733.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$42.0	$—	$.6	$—	$42.6
Long-term debt and capital lease obligations due within one year	115.9	—	1.4	—	117.3
Trade accounts payable	2.6	31.9	33.4	—	67.9
Advance billings and deposits	—	9.6	5.6	—	15.2
Accrued and other current liabilities	35.5	62.3	18.3	—	116.1

Current liabilities of continuing operations	196.0	103.8	59.3	—	359.1
Liabilities of discontinued operations	—	1.8	—	—	1.8

Total current liabilities	196.0	105.6	59.3	—	360.9
Long-term accrued liabilities	177.8	10.3	44.5	—	232.6
Long-term debt	9.3	142.6	11.6	—	163.5

Total liabilities	383.1	258.5	115.4	—	757.0
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit) 4% Cumulative Preferred shares	6.0	—	—	—	6.0
Common shares, $1.00 par value	34.8	34.4	12.8	(47.2)	34.8
Capital in excess of par value	284.0	294.1	78.2	(372.3)	284.0
Reinvested earnings (accumulated deficit)	(241.7)	(111.9)	200.3	(88.4)	(241.7)
Other comprehensive income (accumulated other comprehensive loss)	(106.7)	(24.3)	11.8	12.5	(106.7)

Total shareholders’ equity (deficit)	(23.6)	192.3	303.1	(495.4)	(23.6)

Total liabilities and shareholders’ equity (deficit)	$359.5	$450.8	$418.5	$(495.4)	$733.4

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows

	Year Ended December 31, 2004

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(51.8)	$(6.5)	$(4.2)	$10.7	$(51.8)
Operating activities providing (using) cash Loss from discontinued operations	—	1.3	—	—	1.3
Net (gain) loss on divestiture	(.8)	—	—	—	(.8)
Depreciation	.2	11.2	7.5	—	18.9
Amortization of intangibles	—	1.4	—	—	1.4
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	7.9	5.0	—	13.0
Equity in (earnings) losses of subsidiaries	26.8	11.6	—	(38.4)	—
Distributions from equity subsidiaries	—	(12.0)	(15.7)	27.7	—
Deferred income taxes	.9	5.0	2.8	—	8.7
Working capital changes Notes and accounts receivable	.6	(40.1)	3.4	—	(36.1)
Inventories	1.1	(2.7)	.5	—	(1.1)
Other current assets	4.7	(3.3)	1.6	—	3.0
Trade accounts payable	3.1	7.2	(1.0)	—	9.3
Other current liabilities	(11.4)	(9.8)	(9.2)	—	(30.4)
Decrease in other noncurrent assets	2.3	—	.7	—	3.0
Increase (decrease) in long-term accrued liabilities	(2.9)	(.8)	1.8	—	(1.9)
Other — net	(.5)	—	.9	—	.4

Net cash provided (used) by operating activities	(11.8)	(24.0)	(5.9)	—	(41.7)
Investing activities cash flows
Capital expenditures	—	(4.6)	(4.2)	—	(8.8)
Net disposals of plant, property and equipment	—	.3	.3	—	.6
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(4.3)	(3.9)	—	(.2)
Financing activities cash flows
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.7)	(144.7)	(1.1)	—	(261.5)
Increase (decrease) in short-term borrowings	69.0	—	(.5)	—	68.5
Issuance of common shares	25.2	—	—	—	25.2
Debt issuance costs	(27.8)	—	—	—	(27.8)
Dividends paid	(3.3)	—	—	—	(3.3)

Net cash provided (used) by financing activities	167.2	(144.7)	(1.6)	—	20.9
Intercompany receivables and payables	(8.1)	6.3	1.8	—	—
Intercompany advances	(150.7)	156.0	(5.3)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	1.4	—	1.6
Cash flows related to discontinued operations	(8.3)	4.1	—	—	(4.2)

Decrease in cash and cash equivalents	(3.7)	(6.4)	(13.5)	—	(23.6)
Cash and cash equivalents at beginning of year	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of year	$23.0	$7.9	$38.3	$—	$69.2

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows

	Year Ended December 31, 2003

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(190.9)	$(60.2)	$(22.1)	$82.3	$(190.9)
Operating activities providing (using) cash
Loss from discontinued operations	—	6.4	—	—	6.4
Net loss on divestitures	.8	—	—	—	.8
Depreciation	.4	12.4	7.5	—	20.3
Amortization of intangibles	—	1.4	—	—	1.4
Refinancing costs	1.8	—	—	—	1.8
Restructuring costs	.7	8.8	17.6	—	27.1
Equity in (earnings) losses of subsidiaries	119.8	(4.9)	—	(114.9)	—
Distributions from equity subsidiaries	—	(11.9)	(20.7)	32.6	—
Goodwill impairment charge	—	65.6	—	—	65.6
Deferred income taxes	81.3	(15.7)	8.3	—	73.9
Working capital changes
Notes and accounts receivable	(.5)	2.9	4.2	—	6.6
Inventories	—	13.4	8.9	—	22.3
Other current assets	9.0	2.8	2.1	—	13.9
Trade accounts payable	.4	(7.3)	.8	—	(6.1)
Other current liabilities	(10.6)	(17.7)	(3.0)	—	(31.3)
Decrease (increase) in other noncurrent assets	(3.0)	1.6	.8	—	(.6)
Increase (decrease) in long-term accrued liabilities	.3	(.8)	(2.2)	—	(2.7)
Other — net	7.7	(3.5)	(2.7)	—	1.5

Net cash provided (used) by operating activities	17.2	(6.7)	(.5)	—	10.0
Investing activities cash flows
Capital expenditures	—	(4.5)	(2.0)	—	(6.5)
Net disposals of plant, property and equipment	.5	1.7	.3	—	2.5
Divestitures	(20.3)	—	—	—	(20.3)
Acquisitions	—	(2.9)	(3.6)	—	(6.5)

Net cash used by investing activities	(19.8)	(5.7)	(5.3)	—	(30.8)
Financing activities cash flows
Repayments of long-term debt	(.9)	—	(1.3)	—	(2.2)
Decrease in short-term borrowings	—	—	(2.6)	—	(2.6)
Dividends paid	(.8)	—	—	—	(.8)

Net cash used by financing activities	(1.7)	—	(3.9)	—	(5.6)
Intercompany receivables and payables	14.3	32.9	(47.2)	—	—
Intercompany advances	.7	(7.5)	6.8	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.4	8.4	—	8.8
Cash flows related to discontinued operations	(5.4)	(6.5)	—	—	(11.9)

Increase (decrease) in cash and cash equivalents	5.3	6.9	(41.7)	—	(29.5)
Cash and cash equivalents at beginning of year	21.4	7.4	93.5	—	122.3

Cash and cash equivalents at end of year	$26.7	$14.3	$51.8	$—	$92.8

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows

	Year Ended December 31, 2002

		Guarantor	Nonguarantor	Eliminations &
	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

	(In millions)
Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(223.2)	$(195.9)	$(108.6)	$304.5	$(223.2)
Operating activities providing (using) cash Loss from discontinued operations	—	7.7	17.5	—	25.2
Net gain (loss) on divestitures	(22.2)	5.2	8.6	—	(8.4)
Cumulative effect on change in method of accounting	—	141.3	46.4	—	187.7
Depreciation	.7	14.3	7.0	—	22.0
Amortization of intangibles	—	1.0	—	—	1.0
Goodwill impairment charge	—	1.0	—	—	1.0
Restructuring costs	.7	8.7	4.5	—	13.9
Equity in (earnings) losses of subsidiaries	300.4	30.5	32.5	(363.4)	—
Distributions from equity subsidiaries	—	(12.4)	(47.4)	59.8	—
Deferred income taxes	(10.9)	(.4)	(5.6)	—	(16.9)
Working capital changes
Notes and accounts receivable	1.6	1.2	6.9	—	9.7
Inventories	.1	23.8	12.5	—	36.4
Other current assets	—	2.4	—	—	2.4
Trade accounts payable	(1.4)	8.2	.1	—	6.9
Other current liabilities	39.8	(16.0)	(34.7)	—	(10.9)
Decrease (increase) in other noncurrent assets	(3.3)	(4.8)	1.1	—	(7.0)
Increase (decrease) in long-term accrued liabilities	(4.7)	—	.5	—	(4.2)
Other — net	2.4	(2.5)	1.3	(.9)	.3

Net cash provided (used) by operating activities	80.0	13.3	(57.4)	—	35.9
Investing activities cash flows
Capital expenditures	—	(4.6)	(1.6)	—	(6.2)
Net disposals of plant, property and equipment	—	5.6	1.9	—	7.5
Acquisitions	—	—	(4.3)	—	(4.3)
Divestitures	125.6	—	178.3	—	303.9

Net cash used by investing activities	125.6	1.0	174.3	—	300.9
Financing activities cash flows
Issuance of long-term debt	11.5	—	—	—	11.5
Repayments of long-term debt	(.3)	—	(1.0)	—	(1.3)
Decrease in short-term borrowings	(232.0)	—	(79.6)	—	(311.6)
Issuance of common shares	.4	—	—	—	.4
Dividends paid	(1.6)	—	—	—	(1.6)

Net cash provided (used) by financing activities	(222.0)	—	(80.6)	—	(302.6)
Intercompany receivables and payables	30.1	(64.4)	34.3	—	—
Intercompany advances	(44.0)	15.4	28.6	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.1	5.5	—	5.6
Cash flows related to discontinued operations	—	32.3	(39.9)	—	(7.6)

Increase (decrease) in cash and cash equivalents	(30.3)	(2.3)	64.8	—	32.2
Cash and cash equivalents at beginning of year	51.7	9.7	28.7	—	90.1

Cash and cash equivalents at end of year	$21.4	$7.4	$93.5	$—	$122.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Milacron Inc.
      We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Comprehensive Income and Shareholders’ Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed under the heading “Change in Method of Accounting” in the notes to the consolidated financial statements, in 2004, the Company changed its method of accounting for certain U.S. plastics machinery inventories from LIFO to FIFO. Also as discussed under the heading “Change in Method of Accounting” in the notes to the consolidated financial statements, in 2002, the company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP
Cincinnati, Ohio
March 25, 2005

SUPPLEMENTARY FINANCIAL INFORMATION
          Operating Results by Quarter (Unaudited)

	2004

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

	(In millions, except per-share amounts)
Sales	$188.9	$191.7	$180.5	$213.1
Manufacturing margins	32.8	35.5	34.2	43.7
Percent of sales	17.4%	18.5%	18.9%	20.5%
Loss from continuing operations(a)	(16.0)	(27.9)	(5.5)	(1.9)
Per common share — basic and diluted(b)	(.43)	(.61)	(.18)	(.08)
Discontinued operations	(.6)	.1	—	—
Per common share — basic and diluted(b)	(0.2)	.01	—	—
Net loss	(16.6)	(27.8)	(5.5)	(1.9)
Per common share — basic and diluted(b)	(.45)	(.60)	(.18)	(.08)

	2003

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$190.2	$181.6	$170.2	$197.7
Manufacturing margins	32.0	28.2	31.6	40.8
Percent of sales(c)	16.8%	15.5%	18.6%	20.6%
Loss from continuing operations(d)	(7.6)	(88.1)	(65.3)	(22.7)
Per common share — basic and diluted(b)	(.21)	(2.41)	(1.78)	(.62)
Discontinued operations	(.7)	(3.0)	(2.0)	(1.5)
Per common share — basic and diluted(b)	(.02)	(.08)	(.05)	(.04)
Net loss(c)	(8.3)	(91.1)	(67.3)	(24.2)
Per common share — basic and diluted(b)	(.23)	(2.49)	(1.83)	(.66)

(a)	Includes restructuring costs of $1.1 million in quarter 1, $1.7 million in quarter 2, $2.3 million in quarter 3 and $7.9 million in quarter 4, in all cases with no tax benefit.

(b)	As discussed more fully in the notes to the Consolidated Financial Statements that are included elsewhere herein, the number of shares used to compute earnings (loss) per common share data for all periods prior to the fourth quarter of 2004 has been restated to reflect the effects of a “bonus element” inherent in a rights offering that was completed in that quarter.

(c)	In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The Consolidated Financial Statements for all prior periods have been restated to conform to the 2004 presentation.

(d)	Includes restructuring costs of $6.0 million ($4.8 million after tax) in quarter 1, $6.3 million with no tax benefit in quarter 2, $6.4 million ($6.3 million after tax) in quarter 3 and $8.4 million ($8.1 million after tax) in quarter 4. Also includes goodwill impairment charges of $52.3 million in quarter 3 and $13.3 million in quarter 4, in both cases with no tax benefit.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s fourth quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2004, due to the material weakness in internal control over financial reporting described below.
Internal Control Over Financial Reporting
      The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) is in the process of conducting an evaluation of its internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      While the company’s assessment of the effectiveness of its internal control over financial reporting is not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weakness consists of inadequate levels of review of complex and judgmental accounting issues. Various audit adjustments were needed to correct errors resulting from the internal control deficiency. This deficiency manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. These adjustments are reflected in the company’s audited financial statements for the year ended December 31, 2004.
      Although its audit of internal control over financial reporting is not complete, Ernst & Young LLP has indicated its agreement with the above statements and has advised that the internal control deficiency does not affect Ernst & Young LLP’s unqualified report on the company’s financial statements as of December 31, 2004 and for the year then ended included in this annual report on Form 10-K.
      To address the identified material weakness, the company is in the process of implementing remediation plans, including the following:

•	The company has increased its levels of review of complex and judgmental accounting issues.

•	The company has initiated a plan to add personnel with technical accounting expertise.

•	The company has made a commitment to increase professional development for finance and accounting personnel.
      Since management’s assessment and Ernst & Young LLP’s audit of internal control over financial reporting are not yet complete, it is possible that additional material weaknesses may be identified.
      The SEC, in Release No. 34-50754 dated November 30, 2004 (the Release), announced that certain companies, including Milacron, have an additional 45 days in which to file an amendment to Form 10-K that contains management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404). In reliance on the Release, the company has not included the following items in this Form 10-K: (a) management’s annual report on internal control over financial reporting and (b) an attestation report of Ernst & Young LLP, the registered public accounting firm that audited the company’s financial statements as of and for the year ended December 31, 2004. While the company has hired consultants experienced in SOX-404 compliance to provide additional resources, it is unlikely that the required assessments will be completed in time to file the required amendment by the May 2, 2005 deadline. If a filing is not made by this date, the company will be considered to have not filed its annual report on Form 10-K in a timely manner.
      The indenture governing the company’s 11 1/2% Senior Secured Notes due 2011 requires filing the Form 10-K in a timely manner. The failure to do so is a default under the indenture, which, if not remedied within 60 days after notice is given by the trustee or the holders of 25% in aggregate principal amount of the notes, would allow either the trustee or the holders of 25% in aggregate principal amount of the notes to declare all of the notes due and payable immediately. The company believes that the filing will be made within the 60-day cure period.
      Similarly, the company’s asset-based revolving credit facility contains certain provisions that could be implicated if it does not file its Form 10-K in a timely manner. However, the company has reached an agreement with its lenders to waive such provisions as they relate solely to a delayed filing, subject to certain conditions, of an amendment to the Form 10-K containing management’s report and the auditor’s attestation on internal control over financial reporting not later than June 30, 2005. While the company believes it will meet this deadline, failure to do so, without a subsequent waiver, could result in the company being in default or being unable to borrow under the facility. See Liquidity and Sources of Capital for a description of the risks and consequences of being in default or not being able to borrow under the asset-based revolving credit facility.
      Since a material weakness has been identified, management’s annual report on internal control over financial reporting will be unable to conclude that the company’s internal control over financial reporting was effective as of December 31, 2004 and Ernst & Young LLP is expected to issue an adverse opinion on the effectiveness of the company’s internal control over financial reporting.
      No change in internal control over financial reporting was made in the fourth quarter of 2004 that has materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information
      On March 30, 2005 the company and Karlheinz Bourdon, entered into a new employment agreement in order to update Mr. Bourdon’s terms of employment in light of his recent election as an executive officer. The form of employment agreement is attached to this report as Exhibit 10.20.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by the first part of Item 10 is included in Part I “Executive Officers of the Registrant”, of this Form 10-K and presented below.
Directors of the Registrant
      The following information is furnished with respect to each director of the Company.

Name and Age	Committee Membership	Positions Held During Last Five Years

Darryl F. Allen (61)	Audit Finance	Director since 1993. Term expires 2006. Mr. Allen is the retired Chairman, President and Chief Executive Officer of Aeroquip-Vickers, Inc., Maumee, Ohio, a world-wide manufacturer and distributor of engineered components and systems for markets which include industrial, automotive, aerospace and defense. Director of Fifth Third Bancorp.
Sallie B. Bailey (45)	Audit	Director since November 18, 2004. Term expires 2006.[1] Ms. Bailey is Senior Vice President, Finance and Controller of The Timken Company, Canton, Ohio, a global manufacturer of highly-engineered bearings and alloy steels, and has served in that capacity since January, 2003. She was Corporate Controller from April, 2001, to January, 2003, and Director, Finance and Treasurer from November, 1999, to April, 2001.
Ronald D. Brown (51)		Director since 1999. Term expires 2006. Mr. Brown is Chairman, President and Chief Executive Officer of the Company. He has served as Chairman and Chief Executive Officer since June 1, 2001. Prior thereto, he was President and Chief Operating Officer from September 20, 1999, Vice President-Finance and Administration and Chief Financial Officer from 1997. Director of A.O. Smith Corporation.

Name and Age	Committee Membership	Positions Held During Last Five Years

David L. Burner (65)	Audit Personnel and Compensation	Director since 1998. Term expires 2007. Mr. Burner is the retired Chairman and Chief Executive Officer of Goodrich Corporation, Charlotte, North Carolina, a provider of aircraft systems and services. He served in that capacity from July, 1997 to October, 2003. He was Chief Executive Officer from December, 1996, to July, 1997, and President from December, 1995, to January, 1997. Prior to 1997 he was an Executive Vice President of The BFGoodrich Company and the President & Chief Operating Officer of BFGoodrich Aerospace. Director of Progress Energy, Inc., Briggs & Stratton Corporation, Lance, Inc., and Engelhard Corporation.
Barbara Hackman Franklin (64)	Finance Nominating and Corporate Governance	Director since 1996. Term expires 2005. Ms. Franklin is President and Chief Executive Officer of Barbara Franklin Enterprises, Washington, D.C., an international consulting and investment firm, and has served in that capacity since January, 1995. Prior thereto, she was an independent director, consultant and lecturer (1993-1995), and in 1992 she served as the 29th U.S. Secretary of Commerce. Director of Aetna, Inc., The DOW Chemical Company, MedImmune, Inc., and GenVec, Inc.
Steven N. Isaacs (41)	Finance	Director since April 5, 2004. Term expires 2007. Mr. Isaacs is the Chairman and Managing Director of Glencore Finance AG, an investment subsidiary of Glencore International AG, and a director of Mopani Copper Mines Limited (Zambia). Mr. Isaacs was selected for appointment as a director and selected for nomination for re-election by Glencore Finance AG and Mizuho International plc and is a Series B Director.
Mark L. Segal (40)	Audit	Director since August 1, 2004. Term expires 2006.[1] Mr. Segal is Chief Financial Officer of Spin Master Ltd., Toronto, Canada, a designer, developer, manufacturer and marketer of consumer products for children, and has served in that capacity since September, 2001. He was Vice President, Corporate Treasurer of Norigen Communications Inc., from February, 2000, to August, 2001, and Director, Treasury and Finance of Husky Injection Molding Systems Ltd. from February, 1997, to February, 2000.
Joseph A. Steger (68)	Nominating and Corporate Governance Personnel and Compensation	Director since 1985. Term expires 2007. Dr. Steger had served for more than five years, until his retirement in 2003, as President of the University of Cincinnati, and now serves as President Emeritus.

Name and Age	Committee Membership	Positions Held During Last Five Years

Duane K. Stullich (36)	Nominating and Corporate Governance	Director since August 1, 2004. Term expires 2005. Mr. Stullich is Co-Founder and Managing Member of FocalPoint Partners, LLC, Los Angeles, California, an independent investment bank specializing in mergers and acquisitions, raising capital, and financial restructurings, and has served in that capacity since December, 2002. He was Principal of Murphy Noell Capital, LLC from March, 1999 to December, 2001, and consultant with Murphy Noell Capital, LLC from December, 2001 to July, 2002.
Charles F.C. Turner (44)	Finance	Director since 2002. Term expires 2005. Mr. Turner has been President, Conklin Group, LLC, a real estate holding and management company, since 2002. Prior to his election to the Board in 2002, he had served in various capacities at the Company, his last position being Group Director of Information Technology for the Company’s Plastics Technologies Group. Mr. Turner is a great-grandson of the late Fred A. Geier, one of the founders of the Company, and a nephew of the late James A.D. Geier, a former director and chief executive officer of the Company.
Larry D. Yost (67)	Nominating and Corporate Governance Personnel and Compensation	Director since August 1, 2004. Term expires 2005. Mr. Yost is the retired Chairman and Chief Executive Officer of Arvin Meritor, Inc., Troy, Michigan, a global supplier of components and systems for commercial, specialty and light vehicle original equipment manufacturers and related aftermarkets. He served in that capacity from October 1997 to August, 2004. He was President of Rockwell Automotive from March, 1997 to October, 1997, and President of the Heavy Vehicle Systems group of Rockwell Automotive from November, 1994 to March, 1997. Director of Kennametal, Inc. and UNOVA, Inc.

(1)	Pursuant to the Company’s By-Laws, must stand for re-election at the 2005 annual meeting of shareholders.
Audit Committee Financial Literacy and Financial Experts
      The Company’s Audit Committee is comprised of Darryl F. Allen, Sallie B. Bailey, David L. Burner and Mark L. Segal, with Mr. Burner serving as Chairperson. All members are independent under applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) rules. Messrs. Allen, Burner, and Segal and Ms. Bailey are “audit committee financial experts” in accordance with SEC rules.
Compliance with Section 16(a) of the Exchange Act
      Section 16(a) of the Securities Exchange Act of 1934 and related regulations require the Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock

(“reporting persons”) to report their initial ownership of the Company’s common stock and any changes in that ownership to the SEC and the NYSE. All reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the reports it has received, the Company believes that all Section 16(a) filing requirements applicable to reporting persons were complied with except as follows. Each of the following executive officers had one transaction related to the forfeiture of restricted stock filed via a delinquent Form 4: Messrs. Brown, Francy, Lienesch and O’Donnell. In addition, Mr. Lienesch reported two transactions related to the transfer of shares to a trust established for his wife’s benefit on one delinquent Form 4. Mr. Isaacs reported one transaction related to Glencore’s acquisition of securities of the company on a delinquent Form 4. Glencore Finance AG reported two transactions related to the acquisition of securities of the company on one delinquent Form 4. Finally, Mizuho International plc filed a delinquent Form 3 following its acquisition of 10% or more of the Series B Preferred Stock.
Code of Ethics
      The company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the company’s website, www.milacron.com. A copy can also be obtained by calling the company’s world headquarters at 513.487.5000 or by writing to the following address:

Milacron Inc.
Attention: Investor Relations
2090 Florence Avenue
Cincinnati, OH 45206-2425
Other Corporate Governance Matters
      The company’s board of directors has approved Corporate Governance Guidelines and a Business Code of Conduct that conform to NYSE requirements. Copies of these documents are available on the company’s website, www.milacron.com. Copies may also be obtained by calling the company’s world headquarters at 513.487.5000 or by writing to the following address:

Milacron Inc.
Attention: Investor Relations
2090 Florence Avenue
Cincinnati, OH 45206-2425
      Copies of the following documents may also be obtained on the company’s website or as described above.

Audit Committee Charter
Personnel and Compensation Committee Charter
Nominating and Corporate Governance Charter
and the related appendix regarding Criteria
for Selecting Board of Directors Candidates
Finance Committee Charter
      The company filed its 2004 annual CEO certification with the NYSE on July 9, 2004. The certification was unqualified and states that the CEO is not aware of any violation by the company of any of the NYSE corporate governance listing standards. Additionally, the company filed with the SEC as exhibits to its Form 10-K for the year ended December 31, 2003 the CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation
SUMMARY COMPENSATION TABLE

							Long-Term Compensation

							Awards
		Annual Compensation(1)							Payouts
								Shares
					Other		Performance/	Underlying	LTIP
Name		Salary	Bonus		Annual		Restricted	Stock	Payouts	All Other
Principal Position	Year	($)	($)		Comp.($)		Stock ($)(2)	Options (#)	($)	Comp. ($)(3)

R.D. Brown	2004	627,500	275,000		32,253		1,326,000	0	0	197,100
Chairman, President and	2003	600,000	0		2,238		465,040	0	0	0
Chief Executive Officer	2002	562,585	196,230		10,984		621,450	100,000	0	0
R.P. Lienesch	2004	289,800	85,520		74,078	(6)	265,200	0	0	39,420
Sr. V.P. of Finance,	2003	270,000	0		52,194		139,088	0	0	0
Controller and	2002	253,800	60,861		11,777		248,580	58,000	0	0
Chief Financial Officer
H.C. O’Donnell	2004	246,867	89,103	(5)	17,490		265,200	0	0	29,200
Sr. V.P., General Counsel	2003	230,004	11,500	(5)	6,335		137,240	0	0	0
and Secretary	2002	216,207	51,846		3,267		165,720	44,000	0	0
K. Bourdon	2004	319,610	84,368		0		272,813	0	0	0
Vice President and
President — Global Plastics Machinery(4)
R.C. McKee	2004	197,700	63,512		9		176,800	0	0	26,280
Vice President and
President — Global Industrial Fluids(4)

(1)	Includes amounts earned in fiscal year.

(2)	Performance Share Awards: On February 12, 2002, February 11, 2003, and June 11, 2004, the Personnel and Compensation Committee of the Board of Directors awarded performance share grants in the form of restricted stock under the 1997 Long-Term Incentive Plan (for the 2002 and 2003 grants) and under the 2004 Long-Term Incentive Plan (for the 2004 grants). Mr. Brown was awarded 15,000 shares in 2002, 12,000 shares in 2003 and 300,000 shares in 2004; Mr. Lienesch was awarded 3,000 shares in 2002, 2,400 shares in 2003 and 60,000 shares in 2004; Mr. O’Donnell was awarded 2,000 shares in each of 2002 and 2003 and 60,000 shares in 2004; and Mr. McKee was awarded 40,000 shares in 2004. Under the terms of these restricted stock grants, the restricted stock vests only upon the achievement of certain performance targets during a three-year performance period; however, as described in footnote 3 below, the 2002 and 2003 grants were forfeited in exchange for a payment by the company as a result of changes in control of the company. Mr. Bourdon was granted a phantom-performance award in an amount equivalent to 60,000 shares in 2004. The phantom-performance stock award will vest only if certain performance targets are met during the three-year performance period and can be settled either in cash or in stock, at the discretion of the company.
The performance-related restricted stock and the phantom-performance award granted in 2004 will vest in a linear fashion based on the extent to which the company attains certain levels of cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) for the three-year performance period. No awards will vest unless a certain preestablished threshold of cumulative EBITDA is achieved.
Restricted Stock Awards: On February 12, 2002 and November 6, 2003, the Personnel and Compensation Committee awarded restricted stock, under the 1994 and 1997 Long-Term Incentive Plans, which vests at the end of 3 years (for awards made on November 6, 2003, 50% will vest at the end of 2 years) provided the executive is still employed by the company, has retired from the company or has become disabled, as follows: Mr. Brown, 30,000 shares in 2002 and 160,000 shares in 2003; Mr. Lienesch, 15,000 shares in 2002 and 50,000 shares in 2003; and Mr. O’Donnell, 10,000 shares in 2002 and 50,000 shares in 2003. As described in footnote 3 below, the 2002 and 2003 grants became fully vested in 2004 as a result of a change in control of the company. The Personnel and Compensation Committee also granted a phantom-restricted award on February 10, 2004 to Mr. Bourdon in an amount equivalent to

2,080 shares. The phantom-restricted award granted to Mr. Bourdon vests at the end of two years and can be settled either in cash or in stock, at the discretion of the company.
The values of the awards under the Long-Term Incentive Plans shown in the table are based on the closing prices of $13.81 for the February 12, 2002 awards, $4.62 for the February 11, 2003 awards, $2.56 for the November 6, 2003 awards, $3.66 for the February 10, 2004 awards and $4.42 for the June 11, 2004 awards.
Dividends — Dividends are paid on all restricted stock granted under the Long-Term Incentive Plans at the same time and the same rate as dividends are paid to the shareholders on unrestricted stock. Dividends are similarly credited on phantom-performance shares and phantom-restricted awards in the form of additional whole and fractional phantom shares.
NOTE: The total number of shares of restricted stock held by the listed officers and the aggregate market value at the end of the company’s fiscal year are as follows: Mr. Brown held 300,000 restricted shares valued at $1,017,000; Mr. Lienesch held 60,000 shares valued at $203,400; Mr. O’Donnell held 60,000 shares valued at $203,400; and Mr. McKee held 40,000 shares valued at $135,600. Mr. Bourdon held 110,775 phantom-performance and phantom-restricted awards valued at $375,524. Aggregate market value is based on the closing price of $3.39 at December 31, 2004.

(3)	These amounts reflect payments made in connection with the forfeiture of outstanding performance shares (in the form of restricted stock) as a result of a change in control of the company in 2004. The company’s recapitalization in 2004 constituted a change in control with respect to certain compensation plans, including the company’s 1994 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan. As a result, all outstanding performance shares (in the form of restricted stock) awarded prior to January 1, 2004 were forfeited and employees, including the named executive officers, received a payment in an amount equal to twice the closing price of the common stock on the effective date of the change in control. In addition, as a result of the 2004 change in control, all other restricted shares granted to employees, including the named executive officers, prior to January 1, 2004 became fully vested.

(4)	Messrs. Bourdon and McKee became executive officers of the company on August 2, 2004.

(5)	The Board of Directors approved bonuses to certain employees in 2003 and 2004, at the discretion of the CEO, in recognition of extraordinary job demands required during the company’s refinancing process. Mr. O’Donnell was paid a discretionary bonus in the amount of $11,500 in 2003 and $16,253 in 2004.

(6)	Includes $20,449 for Supplemental Life Insurance benefits in 2004 and $20,834 in 2003 and $11,393 in 2004 relative to Medical Expense Reimbursement received by Mr. Lienesch, which were the only two perquisites or other personal benefits received by him that exceeded 25% of the total of all perquisites and other personal benefits received by him.
Option Grants in Last Fiscal Year
      There were no stock options granted in 2004 to any executive officer or employee of the company.
Aggregated Option Exercises in Last
Year and Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value (1) of Unexercised,
			Unexercised Options at		In-the Money Options
	Number of		Fiscal Year-End (#)(2)		Held at Fiscal Year-End ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

R.D. Brown	0	$0	260,000	0	$0	$0
K. Bourdon	0	$0	47,300	0	$0	$0
R.P. Lienesch	0	$0	113,000	0	$0	$0
H.C. O’Donnell	0	$0	85,000	0	$0	$0
R.C. McKee	0	$0	78,050	0	$0	$0

(1)	Based on a fair market value (average of high and low market prices) of Company common stock on December 31, 2004, of $3.49.

(2)	The company’s recapitalization in 2004 constituted a change in control with respect to certain compensation plans, including the company’s 1994 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan. As a result, all unvested outstanding non-qualified and incentive stock options granted to employees, including the named executive officers, prior to April 23, 2003 (none of which were in-the-money on December 31, 2004) became fully vested.
Retirement Benefits
      The calculation of estimated annual retirement benefits under the Milacron Retirement Plan (the “Retirement Plan”) is based upon years of service and average earnings for the five consecutive years of highest compensation during such service. Earnings include all cash compensation, including amounts received or accrued under the Short-Term Management Incentive Program, but exclude benefits or payments received under long-term incentive plans or any other employee benefit plan. The Retirement Plan is non-contributory and limits the individual annual benefit to the maximum level permitted under existing law. The credited years of service under the Retirement Plan for the executive officers named in the Summary Compensation Table set forth below are: 24 for Mr. Brown, 25 for Mr. Lienesch, 13 for Mr. McKee, and 17 for Mr. O’Donnell. Mr. Bourdon, a German citizen, is not a participant in the Retirement Plan. Mr. Bourdon is a participant in the Milacron Europe Retirement Plan. Directors who are not officers or employees of the company are not eligible to participate in the Retirement Plan.
      Mr. Bourdon, a German citizen, is not a participant in the Retirement Plan. Mr. Bourdon is a participant in the Milacron Europe Retirement Plan which provides a benefit based upon: (i) the participant’s salary, (ii) the participant’s years of service, and (iii) an adjustment factor based on the ratio of pensionable pay to the creditable contribution ceiling in the German State Scheme. The estimated annual benefit payable to Mr. Bourdon at age 65 under this plan (assuming pay as of December 31, 2004 and continued participation in the plan until age 65) is $70,982 per year.
      The table below shows examples of pension benefits which are computed on a straight life annuity basis before deduction of the offset provided by the Retirement Plan, which is up to one-half of the primary Social Security benefit, depending on length of service:

	Estimated Annual Pension for Representative Years of Credited Service
Highest Consecutive
Five-Year Average						35 or
Compensation	10	15	20	25	30	more

$100,000	$15,000	$22,500	$30,000	$37,500	$45,000	$52,500
$250,000	$37,500	$56,250	$75,000	$93,750	$112,500	$131,250
$500,000	$75,000	$112,500	$150,000	$187,500	$225,000	$262,500
$750,000	$112,500	$168,750	$225,000	$281,250	$337,500	$393,750
$1,000,000	$150,000	$225,000	$300,000	$375,000	$450,000	$525,000
$1,250,000	$187,500	$281,250	$375,000	$468,750	$562,500	$656,250
      Under existing law, the Retirement Plan limits the amount of annual earnings that may be taken into account to $210,000 (as adjusted) and provides that annual retirement benefits may not exceed $170,000 (as adjusted). Benefits in excess of these limits will be paid to executive officers directly by the company under a non-qualified supplemental retirement plan.
      The company’s supplemental plans provide certain executive officers (including the executive officers named in the Summary Compensation Table) meeting certain eligibility, age and service requirements as an executive officer, an annual benefit at retirement. Credited years of service as an executive officer under the supplemental plans for executive officers named in the Summary Compensation Table set forth below are: less than 1 for Messrs. Bourdon and McKee, 15 for Mr. Brown, 15 for Mr. Lienesch, and 5 for Mr. O’Donnell.

      The table below shows examples of the annual benefits payable at age 65 under the supplemental plans, computed on a straight life annuity basis.

	Estimated Annual Pension for Representative Years of Officer Service
Highest Consecutive
Three-Year Average						10 or more
Compensation	1	2	4	6	8	years*

$100,000	$1,000	$2,000	$4,000	$6,000	$8,000	$10,000
$250,000	$2,500	$5,000	$10,000	$15,000	$20,000	$25,000
$500,000	$5,000	$10,000	$20,000	$30,000	$40,000	$50,000
$750,000	$7,500	$15,000	$30,000	$45,000	$60,000	$75,000
$1,000,000	$10,000	$20,000	$40,000	$60,000	$80,000	$100,000
$1,250,000	$12,500	$25,000	$50,000	$75,000	$100,000	$125,000

*	Executive officers with 10 or more years of officer service receive the higher of 10% of their average compensation or 52.5% of their average compensation reduced by benefits received from all other Company provided pension plans, including the Retirement Plan, the Milacron Supplemental Retirement Plan and the Milacron Europe Retirement Plan.
Compensation and Benefits for Non-Employee Directors
      Our compensation program for non-employee directors is designed to attract and retain highly qualified directors and to align their interests with the long-term interests of our shareholders. Following is a summary of the program:

Cash Component. Each non-employee director is entitled to receive an annual cash retainer of $25,000 and a fee of $1,500 for each Board and committee meeting attended, either personally or via telephone conference call. Chairpersons of the Finance Committee, Nominating and Corporate Governance Committee, and Personnel and Compensation Committee are entitled to receive an additional retainer of $4,000, and the chairperson of the Audit Committee is entitled to receive an additional retainer of $7,000. Prior to January 1, 2005, non-employee directors were entitled to defer all or a portion of their fees under the Company’s Plan for the Deferral of Directors’ Compensation. In November 2004, the Board froze this plan, effective for years beginning after December 31, 2004, in response to changes in the tax rules governing deferred compensation plans imposed by the American Jobs Creation Act of 2004.

Equity Component. Each non-employee director is entitled to receive annual equity compensation with an aggregate value of $40,000, consisting of the following: (i) a credit of phantom stock units with a value of $10,000 to his or her account under a successor plan to the Plan for the Deferral of Directors’ Compensation that will be adopted by the Board and comply with the tax rules imposed by the American Jobs Creation Act of 2004, and (ii) an award of deferred shares under the 2004 Long-Term Incentive Plan with a value of $30,000. In addition, each non-employee director first elected to the Board is entitled to receive a restricted stock award (or an equivalent award) covering 2,000 shares. In this regard, the Board’s newest member, Sallie Bailey, is entitled to receive a credit under the successor plan to the Plan for the Deferral of Directors’ Compensation of 2,000 phantom stock units, subject to a three-year vesting schedule.

Other Compensation. Each non-employee director may elect to be covered by $100,000 of company-paid group term life insurance.
Executive Agreements
      The company has entered into Executive Severance Agreements (the “Severance Agreements”) with its named executive officers and certain other key executives. The Severance Agreements continue through December 31, 2005, and provide that they are to be automatically extended in one year increments (unless notice by the Company is otherwise given) and, in any event, will continue in effect for a period of two years beyond the term if a Change in Control (as defined below) of the company occurs.

      Generally, a “Change in Control” of the company will be deemed to have occurred if: (i) anyone acquires 20% or more of the outstanding voting stock of the company; (ii) the persons serving as directors of the company as of the date of the agreement, and replacements or additions subsequently approved by at least 60% of the incumbent Board, cease to make up a majority of the Board; (iii) a merger, consolidation, or reorganization occurs after which the holders of the company’s outstanding stock immediately preceding such transaction own less than 66 2/3% of the surviving corporation; (iv) the company disposes of all or substantially all of its assets; or (v) the shareholders of the company approve a plan of liquidation or dissolution of the company.
      The Severance Agreements provide that the executives are entitled to certain benefits following a Change in Control of the company, including: (i) the vesting of all equity-based awards, and (ii) cash payments equal to the value of each executive’s target annual incentive award and any earned but unpaid annual bonus. The Severance Agreements were amended effective February 10, 2004 to provide that the events related to the 2004 recapitalization would not result in a Change in Control for purposes of these benefits. Therefore, equity awards granted to executives on or after February 10, 2004 did not accelerate as a result of the 2004 recapitalization, and the executives did not automatically become entitled to their 2004 target annual incentive awards.
      In the event that an executive’s employment is terminated without “cause” or the executive terminates his employment for “good reason” within two years following a Change in Control, the executive is entitled to the following additional benefits: (i) a portion of the executive’s target annual incentive award for the year of termination; (ii) a cash payment equal to the value of all outstanding long-term incentive awards, assuming maximum performance, (iii) an amount equal to three times (for our CEO) or two times (for our other executives) the sum of the executive’s base salary and highest bonus award; (iv) a payment equal to the additional retirement benefits that the executive would have accrued had he received three years (for our CEO) or two years (for our other executives) of additional age and service credit under the company’s retirement plans; (v) outplacement services for a period of one year; (vi) reimbursement of legal fees incurred by the executive as a result of such termination; and (vii) continuation of all life, disability and accident insurance, and medical plan coverage for a period of three years (for our CEO) or two years (for our other executives). Furthermore, if any of these payments would be subjected to the excise tax imposed on excess parachute payments by the Internal Revenue Code, the company will “gross-up” the executive’s compensation for all such excise taxes. The events related to the 2004 recapitalization were considered a Change in Control for purposes of these benefits. Therefore, executives covered by a Severance Agreement on the effective date of the change in control will become entitled to these benefits if, within two years following such event, their employment is terminated without “cause” or they leave for “good reason.”
      On the recommendation of independent advisors to the Personnel & Compensation Committee of the Board of Directors, in an effort to retain key employees during the uncertainty created by the recapitalization process, the company established a Temporary Enhanced Severance Plan effective November 1, 2003 and extending through December 31, 2005 for certain key employees, including Messrs. Brown, Lienesch, McKee and O’Donnell. Should the company terminate a participant’s employment without “cause” during this period, he or she would be entitled to a continuation of base salary for a period of months (ranging from 6 months to 36 months depending on the participant’s position) and outplacement assistance. In exchange for these benefits, the participants agree to be subject to standard non-competition, non-solicitation and confidentiality provisions. The benefits provided under this plan would not be cumulative to any other severance benefits to which a participant would be entitled. In the event a participant would receive benefits under another severance arrangement, such as the Severance Agreements, then the payments under this plan would be reduced by a like amount.
      Effective February 1, 2005, Ferromatik Milacron Maschinenbau GmbH and Dr. Karlheinz Bourdon entered into a Service Contract For Managing Director (the “Employment Contract”). The Employment Contract restates and updates, in light of Dr. Bourdon’s election as an officer of Milacron Inc., the terms of employment contained in a previous agreement. The Employment Contract is filed with this Form 10-K as Exhibit 10.20 and indicates, among other things, that: Dr. Bourdon shall continue to act as Managing Director of Ferromatik Milacron Maschinenbau GmbH; Dr. Bourdon’s gross annual salary shall be EURO 250,000;

and, Dr. Bourdon shall participate in the Milacron Europe Retirement Plan and shall participate in the other plans and programs available to employees of Ferromatik Milacron Maschinenbau GmbH. In addition, the Employment Agreement states that Dr. Bourdon may participate in such other benefit plans as determined by the Personnel and Compensation Committee of the Milacron Inc. Board of Directors. The Employment Agreement has an initial term of one year and renews automatically for one year periods, unless either party to the contract provides advance notice of termination. The Employment Agreement also contains provisions that, following Dr. Bourdon’s separation from Ferromatik Milacron Maschinebau GmbH, except in the case of retirement, restrict Dr. Bourdon’s ability to compete with Ferromatik Milacron Maschinebau GmbH for two years and require Ferromatik Milacron Maschinebau GmbH to compensate Dr. Bourdon at a reduced salary during this period.
Compensation Committee Interlocks and Insider Participation
      The Company’s Personnel and Compensation Committee is comprised of David L. Burner, Joseph A. Steger and Larry D. Yost, with Mr. Steger serving as Chairperson. James E. Perrella and Joseph A. Pichler also served on the Personnel and Compensation Committee in 2004 prior to their retirement from the Board. Each member of the Committee is independent, as defined by the SEC and the NYSE. No member of the Board and no employee of the Company serves or has served on the compensation committee (or the board of directors of a corporation lacking a compensation committee) of a corporation employing a member of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans [c]
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights [a]	Warrants and Rights [b]	in Column [a])

Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	3,524,900	$19.37	7,127,180

Total	3,524,900	$19.37	7,127,180

Principal Holders of Voting Securities
      The following table sets forth information, unless otherwise indicated, as of March 8, 2005, concerning the beneficial owners of more than five percent of the company’s outstanding shares of the Common Stock, Series B Preferred Stock and 4% Cumulative Preferred Stock. Unless otherwise noted, the individuals or entities named in the table have sole voting and investment power.
Common Stock

			Percent of
		Percent of	Voting Power
Beneficial Owner	Shares	Class Outstanding	Outstanding(1)

Putnam, LLC d/b/a Putnam Investments(2)	3,921,294	7.9	3.9
One Post Office Square Boston, MA 02109
Pzena Investment Management, LLC(3)	3,636,500	7.3	3.6
120 West 45th Street, 34th Floor New York, NY 10036
Dimensional Fund Advisors Inc.(4)	3,531,401	7.1	3.5
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
David G. Greene & Company, LLC(5)	3,346,029	6.7	3.3
599 Lexington Avenue New York, NY 10022
Mellon Trust of New England	3,323,459	6.7	3.5	(9)
525 William Penn Place, Suite 3418 Pittsburgh, PA 15259
Trustee — Milacron Employee Benefit Plans
Series B Preferred Stock

			Percent of
		Percent of	Voting Power
Beneficial Owner	Shares	Class Outstanding	Outstanding(1)

Glencore Finance AG(6)	350,000	70.0	34.6
Baarermattstrasse 3 CH-6341 Baar Switzerland
Mizuho International plc(7)	150,000	30.0	14.8
Bracken House One Friday Street London EC4M 9JA United Kingdom
Triage Offshore Fund, Ltd.(8)	62,500	12.5	6.2
c/o International Fund Administration, Ltd. 48 Par-la-Ville Road, Suite 464 Hamilton, HM11 Bermuda

4% Cumulative Preferred Stock

			Percent of
		Percent of	Voting Power
Beneficial Owner	Shares	Class Outstanding	Outstanding(1)

Mellon Trust of New England	11,126	18.5	3.5	(9)
525 William Penn Place, Suite 3418 Pittsburgh, PA 15259
Trustee — Milacron Employee Benefit Plans	7,285	12.1	0.2
Bear Stearns Securities Corp
One Metrotech Center North, 4th Floor Brooklyn, NY 11201
Empire & Co.	7,154	11.9	0.2
Box 328A Exchange Place Station 69 Montgomery Street Jersey City, NJ 07303-0328
JPMorgan Chase Bank	7,004	11.7	0.2
c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Dallas, TX 75254
RBC Dan Rauscher Inc.	5,385	8.9	0.1
510 Marquette Avenue South Minneapolis, MN 55402
Milacron Geier Foundation	3,913	6.5	0.1
2090 Florence Avenue, Cincinnati, OH 45206 (R. D. Brown, J. A. Steger, and C. F.C. Turner, Trustees)

(1)	The following chart sets forth the percentage of voting power of (a) the holders of the company’s common stock, (b) the holders of the company’s Series B Preferred Stock and (c) the holders of the company’s 4% Cumulative Preferred Stock, giving effect solely to the reset of the conversion price of the Series B Preferred Stock, the exercise of the contingent warrants and payment of pay-in-kind dividends on the Series B Preferred Stock through to its mandatory conversion date (and without giving effect to any other transactions that the company may enter into during the applicable periods that would result in additional dilution).

				On Series B
				Preferred Stock
				Mandatory
				Conversion Date
				(June 10, 2011)
		Following Reset of		Assuming Pay-in-
		Conversion Price of		kind Dividends on
	As of	Series B Preferred	Following Exercise	Series B Preferred
	March 8,	Stock to	of Contingent	Stock Until Such
	2005	$1.75(c)(d)	Warrants(c)(e)	Date(f)

Holders of Common Stock(a)	49.1%	45.9%	45.5%	34.1%
Holders of Series B Preferred Stock	49.5%	52.8%	53.2%	64.9%
Holder of 4% Cumulative Preferred Stock(b)	1.4%	1.3%	1.3%	1.0%

(a)	Each holder of common stock is entitled to one vote for each share of common stock held. In this chart the voting power of common stock issued upon exercise of contingent warrants is attributed to holders of Series B Preferred Stock.

(b)	Each holder of 4% Cumulative Preferred Stock is entitled to 24 votes for each such share of 4% Preferred Stock held.

(c)	Assumes no pay-in-kind dividends on the Series B Preferred Stock have been paid.

(d)	The initial conversion price of $2.00 per share will be reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied.

(e)	Assumes that all contingent warrants and common stock issued upon exercise thereof continue to be held by holders of Series B Preferred Stock. The voting power of common stock issued upon exercise of the contingent warrants is attributed to holders of Series B Preferred Stock. The contingent warrants will be exercisable only if a test contained in the contingent warrants based on the company’s financial performance for 2005 is not satisfied.

(f)	Assumes reset of the conversion price of the Series B Preferred Stock to $1.75, exercise of the contingent warrants and that all contingent warrants and common stock issued upon exercise thereof continue to be held by holders of Series B Preferred Stock.

(2)	As reported in an Amendment to Schedule 13G dated February 4, 2005 filed with the SEC by Putnam, LLC (“Putnam”), a subsidiary of Marsh & McLennan Companies, Inc. (“MMc”), on behalf of MMc, on its own behalf and on behalf of its two registered investment advisory subsidiaries, Putnam Investment Management, LLC (advisor to the Putnam family of mutual funds) and The Putnam Advisory Company, LLC (advisor to Putnam’s institutional clients), with respect to 2,430,264 shares of Common Stock as to which Putnam and Putnam Investment Management, LLC reported shared dispositive power and with respect to 1,491,030 shares of Common Stock as to which Putnam and The Putnam Advisory Company, LLC reported shared dispositive power. Putnam and The Putnam Advisory Company, LLC also reported shared voting power with respect to 1,099,510 of the shares of Common Stock as to which they reported shared dispositive power.

(3)	As reported in Schedule 13G dated February 11, 2005 filed with the SEC by Pzena Investment Management, LLC (“Pzena”), a registered investment advisor, with respect to shares of Common Stock of which clients of Pzena have the right to receive and the ultimate power to direct the receipt of dividends, or the proceeds of sale. Pzena also reported sole voting power with respect to 3,210,300 of the shares of Common Stock as to which it reported sole dispositive power.

(4)	As reported in an Amendment to Schedule 13G dated February 9, 2005 filed with the SEC by Dimensional Fund Advisors Inc., an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934, with respect to shares of Common Stock held by funds as to which it serves as investment advisor or manager.

(5)	As reported in Schedule 13G dated February 2, 2005 filed with the SEC by David G. Greene and Company, LLC (“David G. Greene”), a registered broker or dealer and an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) under the Securities Exchange Act of 1934, with respect to shares of which clients of David G. Greene have the right to receive dividends and proceeds of sale. David G. Greene also reported shared voting power with respect to 3,346,029 of the shares of Common Stock as to which it reported shared dispositive power.

(6)	As reported in an Amendment to Schedule 13D dated June 21, 2004 filed with the SEC by Glencore Finance AG on behalf of (i) Glencore Finance AG, Glencore International AG, and Glencore Holding AG, and (ii) Mizuho International and Mizuho Securities Co., Ltd. (Glencore has disclaimed beneficial ownership of the shares of Series B Preferred Stock held by Mizuho). In the Amendment to Schedule 13D, Glencore Finance AG also reported the sale on March 16, 2004 of an undivided 17.8571428% participation interest in its holdings of our then outstanding Series A Notes and Series B Notes to Triage Offshore Fund, Ltd. Glencore states in the amended Schedule 13D that, as of the date thereof, Triage Offshore, Ltd.’s participation interest is equivalent to 62,500 shares of Series B Preferred Stock. This interest is reflected in the holdings of both Glencore and Triage in the table above. Steven N. Isaacs, the Chairman and Managing Director of Glencore Finance AG, has the right to direct dispositions and voting with respect to the 350,000 shares of Series B Preferred Stock beneficially owned by Glencore Finance AG. See footnote 4 to the “Share Ownership of Directors, Nominees and Executive

Officers” table for information regarding Mr. Isaacs’s beneficial ownership of shares of Series B Preferred Stock.

(7)	As reported in an Amendment to Schedule 13D dated June 21, 2004 filed with the SEC by Glencore Finance AG on behalf of Glencore and Mizuho (Mizuho has disclaimed beneficial ownership of the shares of Series B Preferred Stock held by Glencore).

(8)	As reported in Schedule 13D dated June 21, 2004 filed with the SEC by Triage Advisors, L.L.C., TRIAGE Management LLC, Triage Capital Management, L.P., Triage Capital Management B, L.P., Triage Offshore Fund, Ltd., and Leonid Frenkel (collectively, “Triage”), with respect to Triage Offshore Fund, Ltd.’s purchase of an undivided 17.8571428% participation interest from Glencore Finance AG in its holdings of our then outstanding Series A Notes and Series B Notes. Triage states in the Schedule 13D that as of the date thereof, its participation interest is equivalent to 62,500 shares of Series B Preferred Stock. This interest is reflected in the holdings of both Glencore Finance AG and Triage in the table above (Triage has disclaimed any group for purposes of Section 13(d) among itself, Glencore and Mizuho that may be found as a result of the participation agreement entered into March 16, 2004 between Triage Offshore Fund, Ltd. and Glencore Finance AG).

(9)	Includes both the 3,323,459 shares of Common Stock and the 11,126 shares of 4% Cumulative Preferred Stock beneficially owned by Mellon Trust of New England.

Share Ownership of Directors and Executive Officers
      The following table sets forth the beneficial ownership of Common Stock, Series B Preferred Stock and 4% Cumulative Preferred Stock as of March 8, 2005, for each of the directors and for each of the executive officers named in the Summary Compensation Table included in Item 11 of this Form 10-K.

					4%
		Percent of	Series B	Percent of	Cumulative	Percent of
	Common	Class	Preferred	Class	Preferred	Class
Name	Stock(1)	Outstanding	Stock	Outstanding	Stock	Outstanding

Darryl F. Allen(2)	26,012	*	—	—	—	—
Sallie B. Bailey(2)	0	0	—	—	—	—
Ronald D. Brown(3)	1,247,830	2.5	—	—	—	—
David L. Burner(2)	21,560	*	—	—	—	—
Barbara Hackman Franklin(2)	30,076	*	—	—	—	—
Steven N. Isaacs(2)(4)	5,961	*	350,000	70	—	—
Mark L. Segal(2)	2,000	*	—	—	—	—
Joseph A. Steger(2)(3)	27,480	*	—	—	—	—
Duane K. Stullich(2)	2,904	*	—	—	—	—
Charles F. C. Turner(2)(3)	13,138	*	—	—	342	0.6
Larry D. Yost(2)	2,000	*	—	—	—	—
Karlheinz Bourdon(2)	45,950	*	—	—	—	—
Robert P. Lienesch	330,732	*	—	—	—	—
Robert C. McKee	223,374	*	—	—	—	—
Hugh C. O’Donnell	306,763	*	—	—	—	—
All directors and named executive officers as a Group(5)	2,285,780	4.6	350,000	70	342	0.6

*	Denotes less than 1%.

(1)	The amounts shown include (a) the following shares that may be acquired within 60 days pursuant to outstanding option grants: Mr. Bourdon 45,950 shares, Mr. Brown 260,000 shares, Mr. Lienesch 113,000 shares, Mr. McKee 78,050 shares, Mr. O’Donnell 85,000 shares, Mr. Allen 13,000 shares, Mr. Burner 10,000 shares, Ms. Franklin 14,000 shares, Mr. Steger 15,000 shares, Mr. Turner

3,000 shares, and 694,650 shares for all directors and executive officers as a group; (b) 350,000 shares of Series B Preferred Stock acquired by Glencore Finance AG of which Mr. Isaacs has the right to direct dispositions and voting (Mr. Isaacs has disclaimed beneficial ownership of the 150,000 shares of Series B Preferred Shares acquired by Mizuho International plc in the same transaction); (c) the following shares allocated to participant accounts under the Milacron Retirement Savings Plan, according to information furnished by the Plan Trustee: Mr. Brown 3,357 shares, Mr. McKee 538 shares, Mr. O’Donnell 3,227 shares, and 17,825 shares for all directors and executive officers as a group; and (d) the following shares held by certain members of the individuals’ families as to which beneficial ownership is disclaimed: Mr. Brown 145 shares, Mr. Lienesch 82,732 shares and Mr. Turner 901 shares.

(2)	The amounts shown do not include: (a) 193,711 Phantom Stock Units held by Mr. Bourdon pursuant to phantom stock accounts which may be settled in cash or stock at the discretion of the Company; (b) credits of stock units under the Company’s deferred compensation plan for non-employee directors as follows: Mr. Allen 52,403 units, Ms. Bailey 345 units, Mr. Burner 37,116 units, Ms. Franklin 9,230 units, Mr. Isaacs 1,412 units, Mr. Segal 1,266 units, Mr. Steger 15,418 units, Mr. Stullich 1,266 units, Mr. Turner 6,821 units, and Mr. Yost 1,266 units; and (c) 9,331 deferred shares each for Messrs. Allen, Burner, Isaacs, Segal, Steger, Stullich, Turner, Yost and Ms. Bailey and Ms. Franklin granted pursuant to the Milacron Inc. 2004 Long-Term Incentive Plan.

(3)	The amounts shown do not include 3,913 shares of 4% Cumulative Preferred Stock held by the Milacron Geier Foundation (of which Messrs. Brown, Steger, and Turner are Trustees), as to which shares beneficial ownership is disclaimed.

(4)	The amount shown, which is 70% of the outstanding Series B Preferred Stock, represents the shares owned by Glencore of which Mr. Isaacs has the right to direct dispositions and voting (Mr. Isaacs has disclaimed beneficial ownership to the 150,000 shares owned by Mizuho which were acquired in the same transaction in which Glencore acquired its shares). See footnotes 6 and 8 to the “Principal Holders of Voting Securities” table for information about Glencore’s sale of a participation interest in its investment in the Series B Preferred Stock to a third party.

(5)	Directors’ and executive officers’ beneficial ownership as a group is: 5.5% of the outstanding Common Stock (17 persons), 70% of the outstanding Series B Preferred Stock (1 person) and 0.6% of the outstanding 4% Cumulative Preferred Stock (1 person). In the event of full conversion of the Series B Common Stock held by Glencore and Mizuho, directors and executive officers’ beneficial ownership as a group of outstanding Common Stock would be 2.6% excluding Mr. Isaacs’ interest in Glencore’s holdings and 40% including Mr. Isaacs’ interest in Glencore’s holdings.

Item 13.	Certain Relationships and Related Transactions
      During the year 2004 and through March 8, 2005, the Company had outstanding loans in excess of $60,000.00 to one executive officer under the Company’s employee stock loan program for the purposes of exercising stock options and purchasing stock, and for paying related withholding taxes due as a result of such actions or the lapse of restrictions on restricted stock, all under the Company’s long-term incentive plans. Mr. Brown had loans with interest rates ranging from 5.17% to 7.38%, with the largest aggregate amount of indebtedness outstanding at any time during such period being $147,869.58, and the principal balance of all such loans outstanding at the end of the period being $121,423.02. In 2002 the Company discontinued the employee stock loan program, allowing for the repayment of existing loans in accordance with their respective terms. Pursuant to the employee stock loan program, the loans are to be repaid on terms of regular payments of not more than 10 years unless the related stock is divested by the employee prior to such time, in which case all amounts owing become payable. The interest rate for each loan was the Applicable Federal Rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, as of the day on which the loan was made.
      On March 12, 2004, the company sold $100 million in aggregate principal amount of Series A Notes and Series B Notes to Glencore Finance AG (Glencore), of which Mr. Isaacs, a director, is the Chairman and Managing Director, and Mizuho International plc (Mizuho). Mr. Isaacs was selected for nomination as a director at the 2004 annual meeting of shareholders by Glencore and Mizuho as holders of the Series A Notes pursuant to the agreement governing the sale of such notes. In addition, Glencore has informed the company that it held $7.5 million of the company’s 8 3/8% Notes due March 15, 2004, prior to their repayment, and €11 million of Milacron Capital Holdings B.V.’s 7 5/8% Guaranteed Bonds, prior to consummation of the tender offer. On April 15, 2004, Glencore and Mizuho converted the entire $30 million principal amount of the Series A Notes into 15 million shares of the company’s common stock. On June 10, 2004, the common stock into which the Series A Notes were converted and the Series B Notes were exchanged for 500,000 shares of the company’s Series B Preferred Stock. See footnotes 6 and 8 to the “Principal Holders of Voting Securities” table in Item 12 of this Form 10-K for information about Glencore’s sale of a participation interest in its investment in the Series B Preferred Stock to a third party. Also on June 10, 2004, the company issued to Glencore and Mizuho contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. These contingent warrants are exercisable only if a test based on the company’s financial performance for 2005 is not satisfied. As of December 31, 2004, Glencore and Mizuho collectively owned 100% of the company’s Series B Preferred Stock, with Glencore owning 70% and Mizuho owning 30%. The Series B Preferred Stock represents approximately 51% of the company’s fully diluted common equity (on an as-converted basis) as of such date. For more information on these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and the note to the Consolidated Financial Statements captioned “Shareholders’ Equity.” In addition, Glencore and Mizuho purchased $9 million and $2 million, respectively, in principal amount of the $225 million aggregate principal amount of the company’s 11 1/2% Senior Secured Notes sold in a private placement on May 26, 2004.

Item 14.	Principal Accountant Fees and Services
      The following table presents fees for professional services rendered by Ernst & Young LLP, the company’s independent auditors, for the years ended December 31, 2004 and 2003.
Principal Accountant Fees and Services

	2004	2003

Audit Fees(a)	$4,377,000	$1,408,000
Audit-related fees(b)	14,000	—
Tax fees(c)	336,000	322,000
All other fees(d)	6,000	13,000

Total	$4,733,000	$1,743,000

(a)	For services related to the annual audit of the company’s consolidated financial statements (including statutory audits of subsidiaries or affiliates of the company), quarterly reviews of Forms 10-Q, issuance of the attestation on the company’s internal controls over financial reporting, issuance of consents, issuance of comfort letters and assistance with review of documents filed with the Securities and Exchange Commission.

(b)	For services related to the company’s March 2004 refinancing of debt.

(c)	For services related to tax compliance, tax return preparation and tax planning.

(d)	For miscellaneous performed services in 2004 and 2003.
      The Audit Committee reviews and approves, prior to the annual audit, the scope, general extent, and fees related to the independent auditors’ audit examination. The Committee also reviews the extent of non-audit services provided by the independent auditors in relation to the objectivity and independence needed in the audit. The Committee also pre-approves all non-audit services performed by the independent auditor and fees related thereto (this responsibility may be delegated to the Chairperson when appropriate).

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Item 15(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules
      The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:
      The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2004, 2003 and 2002 is filed herewith pursuant to Item 15(c):

Schedule II — Valuation and Qualifying Accounts and Reserves	133
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 15	(a)(3) — List of Exhibits

Exhibit No.

2 .	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.2	Certificate of Designation of 6.0% Series B Convertible Preferred Stock of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.3	Amended and restated By-Laws of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
4	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Indenture dated as of May 26, 2004, between Milacron Escrow Corporation, to be merged with and into Milacron Inc., and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.2	Supplemental Indenture dated as of June 10, 2004, among Milacron Inc., the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.3	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.1)

Exhibit No.

4.4	Registration Rights Agreement dated as of May 26, 2004, between Milacron Escrow Corporation and Credit Suisse First Boston LLC, as representative of the several purchasers listed therein, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.5	Joinder to the Registration Rights Agreement dated June 10, 2004 by Milacron Inc. and the Guarantors listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.6	Security Agreement dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.7	Security Agreement (Canada) dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.8	Pledge and Security Agreement dated June 10, 2004, made by each of the Pledgors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.9	Intercreditor Agreement dated as of June 10, 2004, by and between JPMorgan Chase Bank and U.S. Bank National Association, acknowledged by Milacron Inc. and the subsidiaries of Milacron Inc. listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (1975 N. 17th Avenue, Melrose Park, Illinois 60160), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.11	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (6328 Ferry Avenue, Charlevoix, Michigan 49720), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.12	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29215 Stephenson Highway, Madison Heights, Michigan 48071) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.13	Mortgage made by Oak International, Inc. in favor of U.S. Bank National Association (1160 White Street, Sturgis, Michigan 49091), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.14	Mortgage made by Milacron Industrial Products, Inc. in favor of U.S. Bank National Association (31003 Industrial Road, Livonia, Michigan 48150), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Exhibit No.

4.15	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29111 Stephenson Highway, Madison Heights, Michigan 48071), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (558 Leo Street, Dayton, Ohio 45404) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.17	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (418 West Main Street, Mount Orab, Ohio 45154) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.18	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3000 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.19	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3010 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.20	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (977 Loop road, Lewistown, Pennsylvania) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.21	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (70 East Hills Street, Youngwood, Pennsylvania 15697) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
9 .	Voting Trust Agreement — not applicable
10 .	Material Contracts:
10.1	Milacron Supplemental Pension Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-08485)
10.2	Milacron Supplemental Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-08485)
10.3	Milacron Supplemental Executive Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
10.4	Milacron Supplemental Retirement Plan Amended and Restated Trust Agreement by and between Milacron Inc. Reliance Trust Company
– Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2004
10.5	Milacron Supplemental Executive Pension Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-08485)

Exhibit No.

10.6	Milacron Kunststoffmaschinen Europa GmbH Pension Plan for Senior Managers and Executives
– Filed herewith
10.7	Milacron Compensation Deferral Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.8	Milacron Compensation Deferral Plan, as amended February 26, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.9	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. And Reliance Trust Company
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-08485)
10.10	Milacron Inc. Executive Life Insurance Plan
– Filed herewith
10.11	Form of Tier I Executive Severance Agreement applicable to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.12	Form of Tier II Executive Severance Agreement applicable to R. P. Lienesch and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.13	Form of Tier II Executive Severance Agreement applicable to K. Bourdon and R. C. McKee
– Filed herewith
10.14	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R. P. Lienesch and H. C. O’Donnell dated as of February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.15	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch, H. C. O’Donnell and R. C. McKee
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.16	Award Letter re. Temporary Enhanced Severance Plan to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.17	Award Letter re. Temporary Enhanced Severance Plan to R. P. Lienesch
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.18	Award Letter re. Temporary Enhanced Severance Plan to H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.19	Award Letter re. Temporary Enhanced Severance Plan to R. C. McKee
– Filed herewith
10.20	Employment Agreement with Karlheinz Bourdon dated March 30, 2005
– Filed herewith
10.21	Executive Medical Expense Reimbursement Plan, Amended as of July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004

Exhibit No.

10.22	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.23	Milacron Inc. 1994 Long-Term Incentive Plan, as amended July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.24	Milacron Inc. 1997 Long-Term Incentive Plan, as amended July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.25	Milacron Inc. 2004 Long-Term Incentive Plan
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.26	Form of Performance Based Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.27	Form of Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.28	Form of Notice of Award of Deferred Shares for Directors
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.29	Form of Phantom Share Account Agreement: Performance
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.30	Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.31	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-08485)
10.32	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
– Incorporated by reference to the company’s Form 10-K for the for the fiscal year ended December 31, 1998 (File No. 001-08485)
10.33	Milacron Retirement Plan for Non-Employee Directors, as amended February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.34	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent
– Incorporated by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485)
10.35	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.36	Amendment No. 2 to Rights Agreement dated as of June 9, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.37	Financing Agreement dated as of June 10, 2004 by and among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, JPMorgan Chase Bank as Administrative and Collateral Agent, Wells Fargo Foothill, LLC as Documentation Agent and J.P. Morgan Business Credit Corp., as Sole Lead Arranger and Book Manager
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)

Exhibit No.

10.38	First Amendment to Financing Agreement dated as of September 28, 2004 among Milacron Inc., each subsidiary of Milacron Inc. listed as a borrower or Guarantor, the Lenders and JPMorgan Chase Bank as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K dated September 28, 2004
10.39	Limited Waiver, Consent and Second Amendment to Financing Agreement, dated as of November 8, 2004 among Milacron Inc., each subsidiary of Milacron Inc. listed as a Borrower or a guarantor, the Lenders and JPMorgan Chase Bank as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.40	Third Amendment to Financing Agreement dated as of February 11, 2005 among Milacron Inc., each subsidiary listed as a borrower or guarantor, the Lenders and JPMorgan Chase Bank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.41	Limited Waiver to Financing Agreement dated as of March 14, 2005 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders and JPMorgan ChaseBank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K filed on March 17, 2005
10.42	Limited Waiver No. 2 to Financing Agreement dated as of March 16, 2005 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders and JPMorgan ChaseBank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K filed on March 17, 2005
10.43	ISDA 2002 Master Agreement dated as of July 28, 2004 between JPMorgan Chase Bank and Milacron Inc. and the schedule and Swap Transaction letter agreement related thereto
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.44	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.45	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.46	Letter Amendment to Note Purchase Agreement dated April 5, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.47	Letter Amendment to Note Purchase Agreement dated June 7, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.48	Contingent Warrant Agreement dated March 12, 2003 by and among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)

Exhibit No.

10.49		Financing Agreement dated as of March 12, 2004 among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
– Incorporated by reference to the company’s form 10-K for the fiscal year end December 31, 2003
10.50		Amended and restated Financing Agreement dated as of March 31, 2004 among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
– Incorporated by reference to the company’s Form 8-K dated March 31, 2004
10.51		Asset Purchase Agreement dated as of January 23, 1996, between Cincinnati Milacron Inc., a Delaware corporation, The Fairchild Corporation, a Delaware Corporation, RHI Holdings, Inc., a Delaware corporation, and the Designated Purchasers and Sellers named therein
– Incorporated herein by reference to the company’s Form 8-K dated January 26, 1996 (File No. 001-08485)
10.52		Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998
– Incorporated by reference to the company’s Form 8-K dated October 2, 1998 (File No. 001-08485)
10.53		Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998
– Incorporated by reference to the company’s Form 8-K dated September 20, 1998 (File No. 001-08485)
10.54		Stock Purchase Agreement dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc.
– Incorporated by reference to the company’s Form 8-K dated May 3, 2002
10.55		Stock Purchase Agreement dated as of June 17, 2002 between Milacron Inc., and Sandvik AB
– Incorporated by reference to the company’s Form 8-K dated June 17, 2002
11	.	Statement Regarding Computation of Per-Share Earnings
15	.	Letter Regarding Unaudited Interim Financial Information — not applicable
18	.	Letter Regarding Change in Accounting Principles
19	.	Report Furnished to Security Holders — not applicable
21	.	Subsidiaries of the Registrant
22	.	Published Report Regarding Matters Submitted to Vote of Security Holders
– not applicable
23	.	Consent of Experts and Counsel — not applicable
24	.	Power of Attorney — not applicable
31	.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.	Additional Exhibits — not applicable
      Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

Item 15	(b) — Index to Certain Exhibits and Financial Statement Schedules Filed Herewith

Exhibit 10.6	Milacron Kunststoffmaschinen Europa GmbH Pension Plan for Senior Managers and Executives
Exhibit 10.10	Milacron Inc. Executive Life Insurance Plan
Exhibit 10.13	Form of Tier II Executive Severance Agreement Applicable to K. Bourdon and R.C. McKee
Exhibit 10.19	Award Letter re. Temporary Enhanced Severance Plan to R.C. McKee
Exhibit 10.20	Employment Agreement with Karlheinz Bourdon dated March 30, 2005
Exhibit 11	Statement Regarding Computation of Per-Share Earnings
Exhibit 18	Letter Regarding Change in Accounting Principles
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Experts and Counsel
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILACRON INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended 2004, 2003 and 2002

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Cost and	Other -		Deductions -		at End
Description	of Period	Expenses	Describe		Describe		of Period

	(In thousands)
Year ended 2004
Allowance for doubtful accounts	$15,087	$1,742	$327	(a)	$(5,096	)(b)	$12,060
Restructuring and consolidation reserves	$6,505	$2,698	$69	(a)	$(6,235	)(b)	$2,838
					(199	)(c)
Allowance for inventory obsolescence	$27,007	$7,393	$1,488	(a)	$(6,180	)(b)	$29,708
Year ended 2003
Allowance for doubtful accounts	$12,354	$4,610	$1,261	(a)	$(3,138	)(b)	$15,087
Restructuring and consolidation reserves	$5,362	$9,387	$648	(a)	$(7,206	)(b)	$6,505
					(1,686	)(c)
Allowance for inventory obsolescence	$24,169	$5,416	$2,738	(a)	$(5,316	)(b)	$27,007
Year ended 2002
Allowance for doubtful accounts	$10,017	$3,939	$616	(a)	$(2,218	)(b)	$12,354
Restructuring and consolidation reserves	$12,365	$3,629	$519	(a)	$(10,622	)(b)	$5,362
					(529	)(c)
Allowance for inventory obsolescence	$19,031	$6,916	$1,869	(a)	$(3,647	)(b)	$24,169

(a)	Represents foreign currency translation adjustments during the year.

(b)	Represents amounts charged against the reserves during the year.

(c)	Represents reversals of excess reserves.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Ronald D. Brown

Ronald D. Brown;
Chairman, President and Chief Executive Officer,
Director (Chief Executive Officer)

By:	/s/ Robert P. Lienesch

Robert P. Lienesch;
Senior Vice President — Finance, Controller and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Darryl F. Allen

Darryl F. Allen; March 30, 2005
(Director)

/s/ David L. Burner

David L. Burner; March 30, 2005
(Director)

/s/ Steven N. Isaacs

Steven N. Isaacs; March 30, 2005
(Director)

/s/ Dr. Joseph A. Steger

Dr. Joseph A. Steger; March 30, 2005
(Director)

/s/ Charles F. C. Turner

Charles F. C. Turner; March 30, 2005
(Director)	/s/ Sallie B. Bailey
-----------------------------------
Sallie B. Bailey; March 30, 2005
(Director)

/s/ Barbara Hackman Franklin
-----------------------------------
Barbara Hackman Franklin; March 30, 2005
(Director)

/s/ Mark L. Segal
-----------------------------------
Mark L. Segal; March 30, 2005
(Director)

/s/ Duane K. Stullich
-----------------------------------
Duane K. Stullich; March 30, 2005
(Director)

/s/ Larry D. Yost
-----------------------------------
Larry D. Yost; March 30, 2005
(Director)