Form 10-Q
period 2005-03-31
MILACRON INC
filed 2005-05-10
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

Commission file number 1-8485

MILACRON INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 31-1062125 (I.R.S. Employer Identification No.)

2090 Florence Avenue, Cincinnati, Ohio (Address of principal executive offices)	45206 (Zip Code)

(513) 487-5000

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☐     No     ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes     ☑     No     ☐

     Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2005: 49,795,114

Milacron Inc. and Subsidiaries
Index

PART I Financial Information

Consolidated Condensed Statements of Operations

Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except share and per-share amounts)	2005	2004

Sales	$192.3	$188.9
Cost of products sold	160.1	156.1

Manufacturing margins	32.2	32.8
Other costs and expenses
Selling and administrative	33.5	30.9
Refinancing costs	—	6.4
Restructuring costs	.4	1.1
Other (income) expense — net	(1.0)	1.4

Total other costs and expenses	32.9	39.8

Operating loss	(.7)	(7.0)
Interest
Income	.5	.4
Expense	(8.7)	(8.3)

Interest – net	(8.2)	(7.9)

Loss from continuing operations before income taxes	(8.9)	(14.9)
Provision for income taxes	.2	1.1

Loss from continuing operations	(9.1)	(16.0)
Discontinued operations net of income taxes	—	(.6)

Net loss	$(9.1)	$(16.6)

Loss per common share — basic and diluted
Continuing operations	$(.22)	$(.43)
Discontinued operations	—	(.02)

Net loss	$(.22)	$(.45)

Dividends per common share	$—	$—

Weighted-average common shares outstanding assuming dilution (in thousands)	47,524	36,898

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets

Milacron Inc. and Subsidiaries
(Unaudited)

	Mar. 31,	Dec. 31,
(In millions, except par value)	2005	2004

Assets
Current assets
Cash and cash equivalents	$43.7	$69.2
Notes and accounts receivable, less allowances of $11.7 in 2005 and $12.1 in 2004	128.1	134.6
Inventories
Raw materials	8.4	8.1
Work-in-process and finished parts	75.5	69.2
Finished products	77.4	76.6

Total inventories	161.3	153.9
Other current assets	46.5	49.1

Total current assets	379.6	406.8
Property, plant and equipment — net	124.0	128.4
Goodwill	85.8	86.6
Other noncurrent assets	116.0	118.1

Total assets	$705.4	$739.9

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$1.1	$11.2
Long-term debt and capital lease obligations due within one year	2.6	6.0
Trade accounts payable	73.2	80.3
Advance billings and deposits	15.7	18.6
Accrued and other current liabilities	99.2	97.3

Total current liabilities	191.8	213.4
Long-term accrued liabilities	243.4	240.2
Long-term debt	235.3	235.9

Total liabilities	670.5	689.5

Commitments and contingencies	—	—
Shareholders’ equity
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock	112.9	112.9
Common shares, $.01 par value (outstanding: 49.7 in 2005 and 48.6 in 2004)	.5	.5
Capital in excess of par value	347.3	347.2
Contingent warrants	.5	.5
Accumulated deficit	(323.4)	(312.7)
Accumulated other comprehensive loss	(108.9)	(104.0)

Total shareholders’ equity	34.9	50.4

Total liabilities and shareholders’ equity	$705.4	$739.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and
Shareholders’ Equity (Deficit)

Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2005	2004

4% Cumulative Preferred shares
Balance at beginning and end of period	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning and end of period	112.9	—
Common shares
Balance at beginning of period	347.7	318.8
Net restricted stock activity	—	.2
Reissuance of treasury shares	.1	.2
Beneficial conversion feature related to Series A Notes	—	6.6

Balance at end of period	347.8	325.8
Contingent warrants
Balance at beginning and end of period	.5	—
Accumulated deficit
Balance at December 31, 2003 as originally reported		(252.0)
Effect of restatement for change in method of accounting		10.3

Balance at beginning of period	(312.7)	(241.7)
Net loss for the period	(9.1)	(16.6)
Dividends paid and declared
4% Cumulative Preferred shares	(.1)	—
6% Series B Convertible Preferred Stock	(1.5)	—

Balance at end of period	(323.4)	(258.3)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(104.0)	(106.7)
Foreign currency translation adjustments	(4.9)	.1

Balance at end of period	(108.9)	(106.6)

Total shareholders’ equity (deficit)	$34.9	$(33.1)

Net loss for the period	$(9.1)	$(16.6)
Change in accumulated other comprehensive income (loss)	(4.9)	.1

Total comprehensive loss	$(14.0)	$(16.5)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows

Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2005	2004

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(9.1)	$(16.6)
Operating activities providing (using) cash
Loss from discontinued operations	—	.6
Depreciation and amortization	4.5	5.3
Refinancing costs	—	6.4
Restructuring costs	.4	1.1
Deferred income taxes	(2.0)	.6
Working capital changes
Notes and accounts receivable	5.2	(30.0)
Inventories	(9.0)	.1
Other current assets	2.6	(10.8)
Trade accounts payable	(4.6)	(2.1)
Other current liabilities	1.2	(.1)
Decrease in other noncurrent assets	.4	1.2
Increase in long-term accrued liabilities	4.2	1.2
Other – net	—	.9

Net cash used by operating activities	(6.2)	(42.2)
Investing activities cash flows
Capital expenditures	(1.5)	(1.5)
Net disposal of property, plant and equipment	.2	.3

Net cash used by investing activities	(1.3)	(1.2)
Financing activities cash flows
Repayments of long-term debt	(3.8)	(115.4)
Increase (decrease) in short-term borrowings	(10.2)	140.4
Debt issuance costs	(.6)	(8.3)
Costs of 2004 rights offering	(1.1)	—
Dividends paid	(1.6)	—

Net cash provided (used) by financing activities	(17.3)	16.7
Effect of exchange rate fluctuations on cash and cash equivalents	(.7)	(.6)
Cash flows related to discontinued operations	—	(3.5)

Decrease in cash and cash equivalents	(25.5)	(30.8)
Cash and cash equivalents at beginning of period	69.2	92.8

Cash and cash equivalents at end of period	$43.7	$62.0

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Basis of Presentation

     In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the notes captioned “Refinancing Costs” and “Restructuring Costs,” necessary to present fairly the company’s financial position, results of operations and cash flows.

     The Consolidated Condensed Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     The accounting policies followed by the company are set forth in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Pro Forma Loss

	Three Months Ended
	March 31,
(In millions, except per-share amounts)	2005	2004

Net loss as reported	$(9.1)	$(16.6)
Effect on reported loss of accounting for stock options at fair value	—	(.2)

Pro forma net loss	$(9.1)	$(16.8)

Net loss per common share – basic and diluted
As reported	$(.22)	$(.45)

Pro forma	$(.22)	$(.46)

     The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Plan which triggered the early vesting of all stock options outstanding as of that date. In the first quarter of 2005, the pro forma expense amount related to stock options granted subsequent to April 15, 2004 is less that $.1 million.

     As discussed more fully below, a newly issued accounting standard will require the company to include expense related to stock options in its financial statements beginning in the first quarter of 2006 rather than reporting it on a pro forma basis as in the past.

Change in Method of Accounting

     In the fourth quarter of 2004, the company elected to change its method of accounting for certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The company’s financial statements for all prior years were restated to conform to the 2004 presentation. The effect of the restatement was to decrease the accumulated deficit as of December 31, 2003 by $10.3 million.

Recently Issued Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). Among other things, this standard requires that

Notes to Consolidated Condensed Financial Statements
(Unaudited)

expense related to stock options be included in a company’s primary financial statements over the vesting periods based on their fair values as of the grant dates. The company will comply with the new standard beginning in the first quarter of 2006 but because there are currently only 14,000 stock options that are not fully vested, the effect of complying with the new standard is not currently expected to be material. The company will use the “modified-prospective” transition method and prior years’ financial statements will therefore not be restated. The company is evaluating the other provisions of SFAS No. 123R but currently does not expect their effects to be significant.

Discontinued Operations

     In the third quarter of 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company initiated plans for the sale of its grinding wheels business. The business was sold on April 30, 2004.

     The grinding wheels business is reported as a discontinued operation in the Consolidated Condensed Financial Statements through the date of its disposition. Operating results for this business are presented in the following table.

Loss From Discontinued Operations

Three Months Ended
(In millions)	March 31, 2004

Sales	$7.1

Operating loss	$(.5)
Allocated interest expense	(.1)

Loss from operations (a)	$(.6)

(a)	No current tax benefit could be recorded for the losses incurred in 2004 (see Income Taxes).

     Allocated interest expense represents an allocated portion of consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Refinancing Costs

     During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions).

Restructuring Costs

     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. The plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe and the elimination of approximately 230 positions. The total cost of the plan was $11.2 million, of which $1.2 million was included in reserves for employee termination benefits that were established in the allocations of the EOC and Reform acquisition costs. The remaining $10.0 million was charged to expense. Of the total cost of the plan, $4.4 million related to employee termination costs, $2.7 million to facility exit costs and $4.1 million to other costs, including $3.1 million to relocate employees, inventory and machinery. The cash cost of the integration will be approximately $9.4 million, of which $.1 million was spent in the first quarter of 2004. Cash costs for all of 2005 are expected to be approximately $.1 million. The non-cash costs of the integration relate principally to the write-down of one of the closed facilities to its expected realizable value. As of March 31, 2005 reserves for employee termination benefits and facility exit costs totaled $1.2 million and related principally to supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.

     In November 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies – North America segment. The relocations, which involved the elimination of approximately 40 positions, are resulting in restructuring costs of $13.4 million, including $.3 million in the first quarter of 2005 and $.9 million in the comparable period of 2004. An additional $.4 million is expected to be expensed during the remainder of 2005. The 2005 costs relate principally to completing the move of the mold making operation. Of the total cost of $13.4 million, $1.5 million relates to employee severance costs, $6.1 million to plant closing and facility exit costs (including adjustments of the carrying values of the Manchester facility and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $3.9 million to other move-related costs, including employee, inventory and machinery relocation. The cash cost of the relocations will be approximately $6.2 million, including $1.7 million for severance and termination benefits, $.3 million for plant clean up costs and $4.2 million for other costs, primarily to relocate inventory and machinery. The non-cash costs of $7.2 million relate principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.

     In the third quarter of 2003, the company announced additional restructuring initiatives that focused on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involved the relocation of production and warehousing (including the closure of one small facility and the downsizing of two others), closures of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.6 million was expensed in 2004, including $.3 million in the first quarter. Of the total cost of the initiatives of $11.8 million, $3.7 million related to the machinery technologies – North America segment, $2.7 million to the machinery technologies – Europe segment, $5.0 million to the mold technologies segment and $.4 million to corporate expenses. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company’s defined benefit pension plan for certain U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.2 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company’s funding requirements in future years. The cash costs of the initiatives – including $6.8 million for severance and other termination benefits, $.5 million for lease termination and other facility exit costs and $1.1 million for other costs – are expected to total approximately $8.4 million. In 2003, $3.5 million was spent and another $4.7 million was spent in 2004. Of the latter amount, $2.3 million was spent in the first quarter. Cash costs for 2005 will be approximately $.2 million, including $.1 million that was spent in the first quarter. The non-cash costs of the 2003

Notes to Consolidated Condensed Financial Statements
(Unaudited)

initiatives will be approximately $3.4 million and relate principally to the early retirement benefits funded through the pension plan as discussed above.

     In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004 and $.2 million in the first quarter of 2005. An additional $.3 million is expected to be charged to expense during the remainder of 2005 in connection with these actions. Termination benefits will account for $1.0 million of the total cost of $1.6 million while facility exit costs represent a substantial majority of the remaining $.6 million. Total cash costs are expected to be approximately $1.5 million, of which $.8 million was spent in 2004. The remainder is being spent in 2005, including $.2 million in the first quarter. The cash costs include $.9 million for severance and $.6 million for facility exit and moving costs. These actions resulted in the elimination of 66 positions, a majority of which occurred during 2004.

     In the fourth quarter of 2004, the company initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in Europe. The plan will result in the elimination of approximately 25 positions at a cost of $1.1 million, all of which was charged to expense in 2004. In addition, certain surplus assets were written down to estimated realizable values through non-cash charges totaling $1.1 million. The cash costs, principally for severance benefits, will be approximately $1.0 million. Of this amount, $.6 million was spent in 2004. The remainder will be spent in 2005, including $.2 million that was spent in the first quarter.

     In the fourth quarter of 2004, the company initiated additional headcount reductions in its European mold base and components business that resulted in expense of $.6 million. These reductions represent a continuation of the actions initiated in the third quarter of 2003 (as discussed above) and were undertaken due to continued slow economic conditions in Europe. The cash costs of these initiatives will be approximately $.6 million, of which $.4 million was spent in the first quarter of 2005. The remainder will be spent later in 2005.

     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the first quarters of 2005 and 2004.

Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2005	2004

Accruals for termination benefits and facility exit costs	$.2	$—
Adjustment of assets to realizable values	(.1)	.2
Other restructuring costs
Costs charged to expense as incurred
Inventory and machinery relocation	—	.7
Severance and facility exit costs	.4	.2
Other	—	.1
Reserve adjustments	—	(.1)

	.5	1.1
Costs related to the EOC and Reform integration	(.1)	—

Total restructuring costs	$.4	$1.1

     As presented in the above table, the costs under the line captioned “Costs charged to expense as incurred” do not meet the conditions for accrual under U.S. generally accepted accounting principles and are therefore expensed when the related contractual liabilities are incurred. Accordingly, no reserves related to these costs have been established.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

     The status of the reserves for the initiatives discussed above is summarized in the following tables. The amounts included therein relate solely to continuing operations.

Restructuring Reserves
	Three Months Ended
	March 31, 2005
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$1.0	$—	$—	$1.0
Facility exit costs	.3	—	—	.3

	1.3	—	—	1.3

Restructuring costs
Termination benefits	1.3	.2	(.7)	.8
Facility exit costs	.2	—	—	.2

	1.5	.2	(.7)	1.0

Total reserves related to continuing operations	$2.8	$.2	$(.7)	$2.3

	Three Months Ended
	March 31, 2004
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$1.3	$—	$(.1)	$1.2
Facility exist costs	.3	—	—	.3

	1.6	—	(.1)	1.5

Restructuring costs
Termination benefits	4.5	—	(2.0)	2.5
Facility exit costs	.4	—	(.3)	.1

	4.9	—	(2.3)	2.6

Total reserves related to continuing operations	$6.5	$—	$(2.4)	$4.1

     Approximately $.5 million of the $2.3 million of reserves related to restructuring actions is expected to be utilized in the second quarter of 2005. An additional $.4 million is expected to be used in the second half of 2005. A large majority of the remaining $1.4 million represents supplemental retirement benefits for certain employees that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Retirement Benefit Plans

     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the first quarters of 2005 and 2004.

Pension Expense
	Three Months Ended
	March 31,
(In millions)	2005	2004

Service cost	$1.2	$1.2
Interest cost	8.3	8.3
Expected return on plan assets	(8.3)	(8.7)
Amortization of prior service cost	.2	.2
Amortization of unrecognized gains and losses	2.4	1.8

Expense for the period	$3.8	$2.8

Postretirement Healthcare Cost
	Three Months Ended
	March 31,
(In millions)	2005	2004

Service cost	$—	$—
Interest cost	.3	.4
Amortization of unrecognized gains and losses	—	(.1)

Expense for the period	$.3	$.3

     The company expects to make contributions to the funded pension plan for certain U.S. employees totaling $2.5 million in 2005. During the first quarter, $.5 million was paid. Contributions will also be required in future years, including approximately $2.9 million in 2006 based on currently available information. Contributions are expected to increase significantly in 2007.

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

Income Taxes

     At December 31, 2004, the company had non-U.S. net operating loss carryforwards – principally in The Netherlands, Germany and Italy – totaling $193 million, of which $33 million will expire between 2007 and 2020. The remaining $160 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $57 million at December 31, 2004 and valuation allowances totaling $51 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions – primarily Germany and Italy – to conclude that no valuation allowances are required.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

     The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 (see Refinancing Transactions) triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of this ownership change, the timing of the company’s utilization of its U.S. tax loss carryforwards and other tax attributes will be substantially delayed. This delay will increase tax expense and decrease available cash in future years. Although the amounts are dependent on a number of future events and are therefore not currently determinable, the company is performing its analysis to determine the annual limitations applicable to the U.S. net operating loss and tax credit carryforwards.

     As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company could take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. The review of the company’s qualified tax planning strategies at March 31, 2005 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.

     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.

     U.S. deferred tax assets and valuation allowances were both increased by an additional $3 million in the first quarter of 2005. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the first quarter of 2005. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $.2 million in 2005. In the first quarter of 2004, the provision for income taxes was $1.1 million.

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

     The company does not intend to make an election for calendar year 2004 and is still evaluating the merits of making the election for the year 2005. The evaluation necessarily requires an analysis of the company’s geographic liquidity needs and the relative benefit of a repatriation that qualifies as extraordinary under the Act. Also, the tax benefits derived from this provision of the Act during 2005 would be delayed to a future date due to the company’s net operating loss and tax credit carryforwards. The decision whether or not to elect an extraordinary dividend repatriation for the year 2005 should be finalized by the end of the second quarter of 2005. The amount of any potential repatriation and the associated tax benefits have not been determined at this time. Accordingly, it remains the intention of the company to permanently reinvest earnings of its foreign subsidiaries pending the completion of its analysis.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

     The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2005 or 2006 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are indeterminable at this time.

Receivables

     Certain of the company’s non-U.S. subsidiaries sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At March 31, 2005 and December 31, 2004, the gross amounts of accounts receivable that had been sold under these arrangements totaled $4.1 million and $6.6 million, respectively. At March 31, 2005 and December 31, 2004, these amounts were partially collateralized with $3.3 million and $5.3 million, respectively, of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheets.

     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At both March 31, 2005 and December 31, 2004, the company’s maximum exposure under these arrangements totaled $8.0 million. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment.

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

Goodwill and Other Intangible Assets

     The carrying value of goodwill totaled $85.8 million at March 31, 2005 and $86.6 million at December 31, 2004. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Other Assets

     The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

Deferred income taxes	$26.2	$26.2
Recoverable from excess liability carriers	4.3	4.1
Refundable income taxes	3.5	3.5
Other	12.5	15.3

	$46.5	$49.1

Notes to Consolidated Condensed Financial Statements
 (Unaudited)

Other Noncurrent Assets
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

Deferred income taxes net of valuation allowances	$62.8	$63.1
Recoverable from excess liability carriers	8.7	9.7
Intangible assets other than goodwill	4.8	5.1
Other	39.7	40.2

	$116.0	$118.1

Liabilities

     The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

Accrued salaries, wages and other compensation	$25.3	$24.0
Taxes payable other than income tax	8.4	9.9
Reserves for post-closing adjustments and transaction costs on divestitures	4.8	4.9
Accrued and deferred income taxes	13.5	13.2
Accrued insurance and self-insurance reserves	14.9	13.7
Other accrued expenses	32.3	31.6

	$99.2	$97.3

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves
	Three Months Ended
	March 31,
(In millions)	2005	2004

Balance at beginning of period	$6.5	$8.1
Accruals	1.0	1.1
Payments	(.8)	(1.8)
Warranty expirations	(.5)	—
Foreign currency translation adjustments	(.1)	(.1)

Balance at end of period	$6.1	$7.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)

     The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

Accrued pensions and other compensation	$40.7	$39.9
Minimum pension liability	122.2	119.8
Accrued postretirement health care benefits	28.2	28.7
Self-insurance reserves (a)	26.7	26.8
Accrued and deferred income taxes	11.3	11.4
Reserves for post-closing adjustments and transaction costs on divestitures	7.1	7.1
Other	7.2	6.5

	$243.4	$240.2

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $13.0 million in 2005 and $13.8 million in 2004. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets.

Refinancing Transactions

     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8⅜% Notes that were due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.

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

     On June 10, 2004, (i) the common stock into which the Series A Notes were converted and (ii) the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of the company’s convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, the company also entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

Short-Term Borrowings

     The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

Asset based credit facility due 2008	$—	$11.0
Borrowings under other lines of credit	1.1	.2

	$1.1	$11.2

     Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest in the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under the facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventories and is subject to other conditions and limitations, including an excess availability reserve (the minimum required availability) of $10 million and an additional $1 million hedging reserve as a result of an interest rate swap that was entered into on July 30, 2004 (see Long-Term Debt).

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

     The asset based facility originally contained, for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the facility, to be tested quarterly. The facility was amended on February 11, 2005 to modify these requirements as more fully discussed below. In addition, the facility originally contained a limit on capital expenditures to be complied with on a quarterly basis through September 30, 2005 but on February 11, 2005, the facility was amended to extend this limit through December 31, 2005. Thereafter, the company will have to comply with a fixed

Notes to Consolidated Condensed Financial Statements
(Unaudited)

charge coverage ratio to be tested quarterly beginning in the first quarter of 2006. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment.

     As discussed above, the asset based facility requires the company to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the previously discussed amendment to the facility extended it through December 31, 2005 and established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005. The February 11, 2005 amendment also reduced the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ending March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ending June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ending September 30, 2005 from $48.4 million to $36.6 million. Subsequent to February 11, 2005, the company identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, the company was in compliance with the EBITDA requirements as of both December 31, 2004 and March 31, 2005. The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

     The company’s ability to continue to meet the cumulative consolidated EBITDA covenant will be contingent on a number of factors, many of which are beyond its control. These include the company’s need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, the need for no material decrease in price realization for the products the company sells, the company’s ability to absorb recent raw material price increases or pass such price increases through to customers, and the company’s continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the minimum cumulative consolidated EBITDA requirements or any other conditions to borrowing of the asset based facility, it will attempt to further renegotiate this covenant or those conditions with its lenders to assure compliance. However, the company cannot control its lenders’ actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.

     At March 31, 2005, no amounts were drawn against the asset based credit facility but $10 million was utilized for outstanding letters of credit. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at March 31, 2005 was approximately $41 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility at March 31, 2005 would have been 5.9%.

     As discussed above, the asset based facility includes a number of covenants. On March 14, 2005, the company reached an agreement with the lenders to waive certain provisions under the facility as they relate solely to any delay in filing an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 containing management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Such waiver, however, is subject to certain conditions, including that management’s report and the

Notes to Consolidated Condensed Financial Statements
(Unaudited)

auditor’s attestation are filed no later than June 30, 2005. Failure to meet the June 30, 2005 deadline, without a subsequent waiver, could result in the company being in default or unable to borrow under the facility.

     At March 31, 2005, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $24 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $15 million was available to the company under these lines under certain circumstances.

     During several preceding years and through March 12, 2004, the company had a $65 million committed revolving credit facility with certain U.S. and non-U.S. banks. All amounts borrowed under the facility were repaid using a portion of the proceeds of the refinancing transactions entered into on March 12, 2004 (see Refinancing Transactions).

Long-Term Debt

     The components of long-term debt are shown in the following table.

Long-Term Debt
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

11 1/2% Senior Secured Notes due 2011	$220.2	$220.1
Capital lease obligations	15.3	15.9
Other	2.4	5.9

	237.9	241.9
Less current maturities	(2.6)	(6.0)

	$235.3	$235.9

     The 11 1/2% Senior Secured Notes due 2011 are jointly and severally guaranteed on a senior secured basis by substantially all of the company’s U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. The notes and guarantees are secured by a first priority security interest in certain of the company’s U.S. assets other than those securing the asset based credit facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company’s asset based credit facility on a first priority basis.

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

     As discussed more fully in the note captioned “Subsequent Events,” the 11 1/2% Senior Secured Notes due 2011 could be declared due and payable if the company fails to file by July 5, 2005 an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 containing management’s report and the auditor’s attestation on internal control over financial reporting that is required by Section 404 of the Sarbanes-Oxley Act of 2002.

     As presented in the above table, the value of the 11 1/2% Senior Secured Notes due 2011 is net of the unamortized portion of a $5.1 million discount at issuance. As a result of this discount, the effective interest rate for financial reporting purposes is approximately 12%.

     On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense for the first quarter of 2005 by $.7 million. Any positive or negative effects in future periods cannot be determined at this time. The fair value of the swap, which is included in other noncurrent assets in the Consolidated Condensed Balance Sheets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in

Notes to Consolidated Condensed Financial Statements
(Unaudited)

the fair value of the swap are reported as non-cash increases or decreases in interest expense. At March 31, 2005 and December 31, 2004, the fair value of the swap was not material.

     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.

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

     On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The 500,000 shares of Series B Preferred Stock are initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per share and have a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The initial conversion price of $2.00 per share of common stock will be reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. Assuming the conversion price reset were to have taken place as of March 31, 2005, the total number of common shares outstanding on an as-converted basis would increase from approximately 99.7 million to approximately 106.8 million. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

     As of March 31, 2005, Glencore Finance AG and Mizuho International plc collectively owned 100% of the Series B Preferred Stock which represents approximately 50.1% of the company’s fully diluted common equity (on an as-converted basis). Glencore Finance AG reported in a Schedule 13D amendment dated June 21, 2004 with the Securities and Exchange Commission (SEC) that it has sold an undivided participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 6.3% of the company’s outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the record holder of such shares. However, as discussed more fully in the note captioned “Subsequent Events,” Glencore Finance AG has advised the company of its intention to transfer 62,500 shares of Series B Preferred Stock to Triage and terminate the participation agreement. After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 and the transfer of the 62,500 shares to Triage, Glencore Finance AG’s and Mizuho International plc’s collective holdings will represent approximately 46.8% of the company’s as-converted common equity with Triage’s ownership interest representing 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid.

     The Series B Preferred Stock includes a beneficial conversion feature of approximately $15.9 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Condensed Balance Sheet at March 31, 2005, the $15.9 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock and was applied as a direct increase of accumulated deficit in the second quarter of 2004.

     On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The contingent warrants are exercisable only if a test based on the company’s financial performance for 2005 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $60 million in 2005. If the test is not satisfied, the contingent warrants will be exercisable until March 25, 2011. Based on the company’s most recent internal projections, it is unlikely to generate $60 million of EBITDA in 2005. The contingent warrants are included in shareholders’ equity at an amount representative of their relative fair value in relation to the Series B Preferred Stock. If the contingent warrants do not become exercisable, their carrying value will be transferred to the carrying value of the Series B Preferred Stock. If they should be exercised, their carrying value will be included in the value of any newly issued common stock.

     On June 25, 2004, as permitted by the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering to holders of shares of common stock. The registration statement was declared effective by the SEC on October 6, 2004. Each right was exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which expired on December 10, 2004, resulted in the reissuance of 12,716,175 treasury shares and net cash proceeds of $24.2 million after deducting the related costs, including $1.1 million that was paid in the first quarter of 2005. Of the total shares issued in the rights offering, 36,600 shares were cancelled to cover withholding taxes owed by certain holders of restricted stock who participated in the offering. The company elected to use the proceeds to repay short-term borrowings and to invest the surplus cash for the purpose of improving its liquidity and to provide increased financial flexibility to satisfy anticipated working capital needs, higher levels of capital spending and any other developments in 2005.

     In the first quarter of 2005, a total of 1,149,245 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans. This reduction in treasury shares was partially offset by the cancellation of 6,780 restricted shares that were added to the treasury share balance in lieu of their cancellation.

     In the first quarter of 2004, a total of 53,912 treasury shares were reissued in connection with contributions to employee benefit plans. This reduction in treasury shares was partially offset by the forfeiture of 47,946 restricted shares that were added to the treasury share balance.

     On April 15, 2004, 4,607,088 treasury shares were reissued in connection with the conversion of the 20% Secured Step-Up Series A Notes due 2007 into 15.0 million common shares (see Refinancing Transactions).

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Comprehensive Loss

     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss
	Three Months Ended
	March 31,
(In millions)	2005	2004

Net loss	$(9.1)	$(16.6)
Foreign currency translation adjustments	(4.9)	.1

Total comprehensive loss	$(14.0)	$(16.5)

     The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss
	Mar. 31,	Dec. 31,
(In millions)	2005	2004

Foreign currency translation adjustments	$(15.1)	$(10.2)
Minimum pension liability adjustment	(93.8)	(93.8)

	$(108.9)	$(104.0)

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Organization

     The company has four business segments: machinery technologies – North America, machinery technologies – Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results by segment for the first quarters of 2005 and 2004 are presented in the following tables.

Total Sales by Segment
	Three Months Ended
	March 31,
(In millions)	2005	2004

Plastics technologies
Machinery technologies – North America	$87.1	$77.3
Machinery technologies – Europe	34.3	42.5
Mold technologies	44.2	43.3
Eliminations (a)	(.3)	(.4)

Total plastics technologies	165.3	162.7
Industrial fluids	27.0	26.2

Total sales	$192.3	$188.9

(a) Represents the elimination of sales among plastics technologies segments.

Customer Sales by Segment
	Three Months Ended
	March 31,
(In millions)	2005	2004

Plastics technologies
Machinery technologies – North America	$87.1	$77.1
Machinery technologies – Europe	34.0	42.3
Mold technologies	44.2	43.3

Total plastics technologies	165.3	162.7
Industrial fluids	27.0	26.2

Total sales	$192.3	$188.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Operating Information by Segment
	Three Months Ended
	March 31,
(In millions)	2005	2004

Operating profit (loss)
Plastics technologies
Machinery technologies – North America	$1.9	$(.6)
Machinery technologies – Europe	(2.2)	1.1
Mold technologies	2.3	1.4

Total plastics technologies	2.0	1.9
Industrial fluids	1.4	2.5
Refinancing costs	—	(6.4)
Restructuring costs (a)	(.4)	(1.1)
Corporate expenses	(3.5)	(3.3)
Other unallocated expenses (b)	(.2)	(.6)

Operating loss	(.7)	(7.0)
Interest expense-net	(8.2)	(7.9)

Loss before income taxes	$(8.9)	$(14.9)

(a)	In the first quarter of 2005, $.5 million relates to machinery technologies – North America and $(.1) million relates to mold technologies. In the first quarter of 2004, $.8 million relates to machinery technologies – North America, $.1 million relates to machinery technologies – Europe and $.2 million relates to mold technologies.

(b)	Represents financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.

     Consistent with the company’s internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Earnings Per Common Share

     The numbers of shares used to compute earnings (loss) per common share data for all periods prior to the fourth quarter of 2004 have been restated to reflect the effects of a “bonus element” inherent in the rights offering that was completed during that quarter (see Shareholders’ Equity). Under the terms of the offering, holders of common shares were permitted to acquire additional shares at a price of $2.00 per share compared to a weighted-average market price on the closing dates of $2.91 per share. As a result of the bonus element, shares previously used to calculate basic and diluted loss per common share were increased by a factor of 1.0891.

     In 2005, the common shares into which the Series B Preferred Stock is convertible are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share. In 2004, the shares into which the Series A Notes were convertible are excluded for similar reasons as are potentially dilutive restricted shares in both 2005 and 2004.

Subsequent Events

     Since the company did not file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 containing management’s report and the auditor’s attestation on internal control over financial reporting that is required by Section 404 of the Sarbanes-Oxley Act of 2002 by the May 2, 2005 extended deadline announced in Securities and Exchange Commission Release No. 34-50754 dated November 30, 2004, the company is considered to have not filed its annual report on Form 10-K in a timely manner.

     The failure to file the Form 10-K in a timely manner is a default under the indenture governing the company’s 11 1/2% Senior Secured Notes due 2011, which, if not remedied by July 5, 2005, would allow either the trustee or the holders of 25% in

Notes to Consolidated Condensed Financial Statements
(Unaudited)

aggregate principal amount of the notes to declare all of the notes due and payable immediately. The company believes the filing will be made within the 60-day cure period.

     Similarly, the company’s asset based credit facility contains certain provisions that could be implicated by not filing the Form 10-K in a timely manner. However, the company reached an agreement with its lenders waiving such provisions as they relate solely to a delayed filing, subject to certain conditions, of an amendment to the Form 10-K containing management’s report and the auditor’s attestation on internal control over financial reporting not later than June 30, 2005. While the company believes it will meet this deadline, failure to do so, without a subsequent waiver, could result in the company being in default or being unable to borrow under the facility. For a description of the risks and consequences of being in default or not being able to borrow under the asset based credit facility, see the note captioned “Short-Term Borrowings”.

     Glencore Finance AG has advised the company of its intention to transfer 62,500 shares of 6% Series B Convertible Preferred Stock owned by it, representing approximately 6.3% of the company’s outstanding common equity (on an as-converted basis), and 62,500 contingent warrants which are exercisable for 125,000 common shares of the company upon the occurrence of certain events to Triage Offshore Funds, Ltd. (Triage) and certain of its affiliates and to terminate the participation agreement entered into on March 16, 2004 between Glencore Finance AG and Triage. After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 but not giving effect to the exercise of the contingent warrants, Triage’s holdings will represent approximately 6.7% of the company’s as-converted common equity. For a further description of the Series B Preferred Stock and the contingent warrants, see the note captioned “Shareholders’ Equity.”

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations
	Three Months Ended March 31, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$129.4	$67.8	$(4.9)	$192.3
Cost of products sold	2.5	107.7	54.8	(4.9)	160.1

Manufacturing margins	(2.5)	21.7	13.0	—	32.2

Other costs and expenses
Selling and administrative	6.9	12.5	14.1	—	33.5
Restructuring costs	—	.5	(.1)	—	.4
Other expense – net	.2	(1.2)	—	—	(1.0)

Total other costs and expenses	7.1	11.8	14.0	—	32.9

Operating earnings (loss)	(9.6)	9.9	(1.0)	—	(.7)
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(6.8)	7.2	(.4)	—	—
Equity in (earnings) losses of subsidiaries	1.2	(.7)	—	(.5)	—

Total other non-operating expense (income)	(8.7)	9.6	(.4)	(.5)	—

Earnings (loss) before interest and income taxes	(.9)	.3	(.6)	.5	(.7)
Interest expense – net	(8.2)	.2	(.2)	—	(8.2)

Earnings (loss) before income taxes	(9.1)	.5	(.8)	.5	(8.9)
Provision for income taxes	—	.2	—	—	.2

Net earnings (loss)	$(9.1)	$.3	$(.8)	$.5	$(9.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations
	Three Months Ended March 31, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$117.5	$76.3	$(4.9)	$188.9
Cost of products sold	1.8	99.4	59.8	(4.9)	156.1

Manufacturing margins	(1.8)	18.1	16.5	—	32.8

Other costs and expenses
Selling and administrative	4.1	12.4	14.4	—	30.9
Refinancing costs	6.4	—	—	—	6.4
Restructuring costs	—	.8	.3	—	1.1
Other expense – net	.6	.8	—	—	1.4

Total other costs and expenses	11.1	14.0	14.7	—	39.8

Operating earnings (loss)	(12.9)	4.1	1.8	—	(7.0)

Other non-operating expense (income)
Intercompany management fees	(3.0)	3.0	—	—	—
Intercompany interest	(1.2)	1.5	(.3)	—	—
Equity in (earnings) losses of subsidiaries	2.8	5.8	—	(8.6)	—

Total other non-operating expense (income)	(1.4)	10.3	(.3)	(8.6)	—

Earnings (loss) from continuing operations before interest and income taxes	(11.5)	(6.2)	2.1	8.6	(7.0)
Interest expense – net	(5.1)	(2.7)	(.1)	—	(7.9)

Earnings (loss) from continuing operations before income taxes	(16.6)	(8.9)	2.0	8.6	(14.9)
Provision for income taxes	—	.1	1.0	—	1.1

Earnings (loss) from continuing operations	(16.6)	(9.0)	1.0	8.6	(16.0)
Discontinued operations – net of income taxes	—	(.6)	—	—	(.6)

Net earnings (loss)	$(16.6)	$(9.6)	$1.0	$8.6	$(16.6)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Balance Sheet
	March 31, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Assets

Current assets
Cash and cash equivalents	$2.0	$11.3	$30.4	$—	$43.7
Notes and accounts receivable (excluding intercompany receivables)	1.1	76.7	50.3	—	128.1
Inventories	(.2)	93.4	68.1	—	161.3
Other current assets	10.3	15.9	20.3	—	46.5
Intercompany receivables (payables)	(323.8)	213.5	112.6	(2.3)	—

Total current assets	(310.6)	410.8	281.7	(2.3)	379.6

Property, plant and equipment – net	1.0	57.2	65.8	—	124.0
Goodwill	—	52.8	33.0	—	85.8
Investment in subsidiaries	296.5	174.8	(15.8)	(455.5)	—
Intercompany advances — net	462.0	(498.8)	36.8	—	—
Other noncurrent assets	37.3	59.5	19.2	—	116.0

Total assets	$486.2	$256.3	$420.7	$(457.8)	$705.4

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$—	$—	$1.1	$—	$1.1
Long-term debt and capital lease obligations due within one year	1.0	—	1.6	—	2.6
Trade accounts payable	3.2	39.1	30.9	—	73.2
Advance billings and deposits	—	11.7	4.0	—	15.7
Accrued and other current liabilities	35.5	27.4	36.3	—	99.2

Total current liabilities	39.7	78.2	73.9	—	191.8

Long-term accrued liabilities	183.4	7.6	52.4	—	243.4
Long-term debt	228.2	—	7.1	—	235.3

Total liabilities	451.3	85.8	133.4	—	670.5

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	112.9	—	—	—	112.9
Common shares, $1.00 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.3	316.4	79.2	(395.6)	347.3
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(323.4)	(148.9)	179.5	(30.6)	(323.4)
Other comprehensive income (accumulated other comprehensive loss)	(108.9)	(22.4)	15.8	6.6	(108.9)

Total shareholders’ equity (deficit)	34.9	170.5	287.3	(457.8)	34.9

Total liabilities and shareholders’ equity (deficit)	$486.2	$256.3	$420.7	$(457.8)	$705.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Balance Sheet
	December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Assets

Current assets
Cash and cash equivalents	$23.0	$7.9	$38.3	$—	$69.2
Notes and accounts receivable (excluding intercompany receivables)	1.3	75.7	57.6	—	134.6
Inventories	(.2)	90.2	63.9	—	153.9
Other current assets	12.7	16.6	19.8	—	49.1
Intercompany receivables (payables)	(331.7)	218.9	115.1	(2.3)	—

Total current assets	(294.9)	409.3	294.7	(2.3)	406.8

Property, plant and equipment – net	1.1	58.9	68.4	—	128.4
Goodwill	—	52.7	33.9	—	86.6
Investment in subsidiaries	301.0	173.8	(15.8)	(459.0)	—
Intercompany advances — net	461.6	(499.3)	37.7		- -
Other noncurrent assets	37.8	59.7	20.6	—	118.1

Total assets	$506.6	$255.1	$439.5	$(461.3)	$739.9

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$11.0	$—	$.2	$—	$11.2
Long-term debt and capital lease obligations due within one year	1.0	—	5.0	—	6.0
Trade accounts payable	6.8	39.2	34.3	—	80.3
Advance billings and deposits	—	12.5	6.1	—	18.6
Accrued and other current liabilities	29.4	26.9	41.0	—	97.3

Total current liabilities	48.2	78.6	86.6	—	213.4

Long-term accrued liabilities	179.7	7.7	52.8	—	240.2
Long-term debt	228.3	—	7.6	—	235.9

Total liabilities	456.2	86.3	147.0	—	689.5

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.2	316.4	78.7	(395.1)	347.2
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(312.7)	(146.2)	180.3	(34.1)	(312.7)
Other comprehensive income (accumulated other comprehensive loss)	(104.0)	(26.8)	20.7	6.1	(104.0)

Total shareholders’ equity (deficit)	50.4	168.8	292.5	(461.3)	50.4

Total liabilities and shareholders’ equity (deficit)	$506.6	$255.1	$439.5	$(461.3)	$739.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(9.1)	$.3	$(.8)	$.5	$(9.1)
Operating activities providing (using) cash
Depreciation and amortization of intangibles	—	2.8	1.7	—	4.5
Restructuring costs	—	.5	(.1)	—	.4
Equity in (earnings) losses of subsidiaries	4.2	(.7)	—	(3.5)	—
Distributions from equity subsidiaries	—	(3.0)	—	3.0	—
Deferred income taxes	—	—	(2.0)	—	(2.0)
Working capital changes
Notes and accounts receivable	.1	(.8)	5.9	—	5.2
Inventories	—	(3.3)	(5.7)	—	(9.0)
Other current assets	2.4	.6	(.4)	—	2.6
Trade accounts payable	(1.9)	(.1)	(2.6)	—	(4.6)
Other current liabilities	1.3	3.4	(3.5)	—	1.2
Decrease (increase) in other noncurrent assets	.6	(.1)	(.1)	—	.4
Increase (decrease) in long-term accrued liabilities	3.7	(.1)	.6	—	4.2
Other — net	.3	(.6)	.3	—	—

Net cash provided (used) by operating activities	1.6	(1.1)	(6.7)	—	(6.2)
Investing activities cash flows
Capital expenditures	—	(.8)	(.7)	—	(1.5)
Net disposal of property, plant and equipment	—	.2	—	—	.2

Net cash used by investing activities	—	(.6)	(.7)	—	(1.3)
Financing activities cash flows
Dividends paid	(1.6)	—	—	—	(1.6)
Debt issuance costs	(.6)	—	—	—	(.6)
Repayments of long-term debt	(.1)	—	(3.7)	—	(3.8)
Increase (decrease) in short-term borrowings	(11.0)	—	.8	—	(10.2)
Costs of 2004 rights offering	(1.1)	—	—	—	(1.1)

Net cash used by financing activities	(14.4)	—	(2.9)	—	(17.3)
Intercompany receivables and payables	(7.8)	5.5	2.3	—	—
Intercompany advances	(.4)	(.5)	.9	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.1	(.8)	—	(.7)

Increase (decrease) in cash and cash equivalents	(21.0)	3.4	(7.9)	—	(25.5)
Cash and cash equivalents at beginning of period	23.0	7.9	38.3	—	69.2

Cash and cash equivalents at end of period	$2.0	$11.3	$30.4	$—	$43.7

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net (earnings) loss	$(16.6)	$(9.6)	$1.0	$8.6	$(16.6)
Operating activities providing (using) cash
Loss from discontinued operations	—	.6	—	—	.6
Depreciation and amortization of intangibles	.1	3.3	1.9	—	5.3
Refinancing costs	6.4	—	—	—	6.4
Restructuring costs	—	.8	.3	—	1.1
Equity in (earnings) losses of subsidiaries	5.8	5.7	—	(11.5)	—
Distributions from equity subsidiaries	—	(2.9)	—	2.9	—
Deferred income taxes	—	(1.4)	2.0	—	.6
Working capital changes
Notes and accounts receivable	(.2)	(32.0)	2.2	—	(30.0)
Inventories	—	.4	(.3)	—	.1
Other current assets	(6.2)	(3.8)	(.8)	—	(10.8)
Trade accounts payable	4.7	(4.2)	(2.6)	—	(2.1)
Other current liabilities	(3.1)	1.5	1.5	—	(.1)
Decrease (increase) in other noncurrent assets	1.2	.1	(.1)	—	1.2
Increase (decrease) in long-term accrued liabilities	1.2	.1	(.1)	—	1.2
Other — net	.4	.7	(.2)	—	.9

Net cash provided (used) by operating activities	(6.3)	(40.7)	4.8	—	(42.2)
Investing activities cash flows
Capital expenditures	—	(1.0)	(.5)	—	(1.5)
Net disposal of property, plant and equipment	—	—	.3	—	.3

Net cash used by investing activities	—	(1.0)	(.2)	—	(1.2)
Financing activities cash flows
Repayments of long-term debt	(115.2)	—	(.3)	—	(115.5)
Increase in short-term borrowings	140.3	—	.2	—	140.5
Debt issuance costs	(8.3)	—	—	—	(8.3)

Net cash provided (used) by financing activities	16.8	—	(.1)	—	16.7
Intercompany receivables and payables	(42.0)	42.6	(.6)	—	—
Intercompany advances	1.0	1.2	(2.2)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(.6)	—	(.6)
Cash flows related to discontinued operations	—	(3.5)	—	—	(3.5)

Increase (decrease) in cash and cash equivalents	(30.5)	(1.4)	1.1	—	(30.8)
Cash and cash equivalents at beginning of period	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of period	$(3.8)	$12.9	$52.9	$—	$62.0

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

Executive Summary

     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Operating Results

     In the first quarter of 2005 we incurred a net loss of $9.1 million, or $.22 per share, an improvement over our net loss of $16.6 million, or $.45 per share, in the first quarter of 2004. The loss from the year-ago quarter included $6.4 million in refinancing costs and $1.1 million in restructuring charges, while the loss in the most recent quarter included restructuring charges of $.4 million. Profitability in the first quarter of 2005 was hurt by rising material, energy and transportation costs, which were partially offset by price increases, as well as by higher pension expense and incremental costs of $1.5 million to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

     Sales in the first quarter of 2005 were $192 million, up $3 million from a year ago due primarily to favorable currency translation effects. New orders in the quarter increased 8% from year-ago levels to $202 million, the highest in four years, and exceeded sales by $10 million. The order gain was driven primarily by increased, broad-based demand for injection molding equipment in North America, as orders for our European-built machinery declined and new business for our mold technologies and industrial fluids segments was up slightly.

Outlook

     Our outlook for 2005 remains positive. U.S. plastics processors’ capacity utilization reached 84.8% in March, the highest level in five years. Historically, capacity utilization rates over 84% have triggered increases in plastics machinery orders. Orders for our products made in western Europe, which were weak in January and February, picked up in March and April. And we continue to expand in eastern Europe and Asia. With the successful introduction of price increases and cost reduction measures, we are finding ways to compensate for higher costs of materials, energy and regulatory compliance. In summary, we believe we are on track to achieve progressively improving results on a quarter-to-quarter basis and expect to return to profitability in the second half of 2005.

Presence Outside the U.S.

     In 2004, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Canada and Mexico 7%; Asia 8%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first three months of 2005, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2004. As a result, we experienced favorable currency translation effects on both sales and new orders of approximately $4 million. The effect on earnings was not significant.

     Between December 31, 2004 and March 31, 2005, the euro weakened against the U.S. dollar by approximately 3%. If the euro should weaken further against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

Internal Control Over Financial Reporting

     As part of management’s and our independent auditor’s assessments of the effectiveness of internal control over financial reporting, which are not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. The deficiency consists of inadequate levels of review of complex and judgmental accounting issues. To address this material weakness we have implemented increased levels of review of complex and judgmental accounting issues and have initiated a plan to add personnel with technical accounting expertise as well as implemented a policy for increased professional development for finance and accounting personnel. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 and Item 4 of this Form 10-Q for further discussion of our internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

Significant Accounting Policies and Judgments

     The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts that are included therein. The “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended December 31, 2004 includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in our Form 10-K. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

     At December 31, 2004, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2004, we had provided valuation allowances against all net deferred tax assets except $65 million in the U.S. that are offset by qualified tax planning strategies and available carrybacks and $6 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.

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

     At December 31, 2004, we had a U.S. federal net operating loss carryforward of $113 million, of which $17 million, $40 million and $56 million expire in 2023, 2024 and 2025, respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($14 million) and additional state and local loss carryforwards ($10 million), totaled $64 million. Additional deferred tax assets totaling approximately $107 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforwards beyond 2025.

     The transaction entered into with Glencore Finance AG and Mizuho International plc on June 10, 2004 (see Liquidity and Sources of Capital) will substantially delay the timing of the utilization of certain of the U.S. loss carryforwards and other tax attributes that are discussed in the preceding paragraph. This delay will increase tax expense and decrease available cash in future years. Although the amounts are dependent on a number of future events and are therefore not currently determinable, we are performing our analysis to determine the annual limitations applicable to the U.S. net operating loss and tax credit carryforwards.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

     As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. The review of our qualified tax planning strategies at March 31, 2005 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.

     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ equity in the period of the change.

     U.S. deferred tax assets and valuation allowances were both increased by an additional $3 million in the first quarter of 2005. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter in the amount of $.2 million relates to operations in profitable non-U.S. jurisdictions.

Results of Operations

     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 38 of this Form 10-Q under the caption “Comparative Operating Results,” (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Discontinued Operations

     The Consolidated Condensed Financial Statements for the first quarter of 2004 include the operating results of our grinding wheels business which is reported as a discontinued operation therein. The grinding wheels business was sold on April 30, 2004. The comparisons of results of operations that follow exclude the grinding wheels business and relate solely to our continuing operations unless otherwise indicated.

Pension Income and Pension Funding

     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2004, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2004, we recorded expense in continuing operations related to this plan of $6.4 million, including $1.6 million in the first quarter. For 2005, we currently expect to record expense for this plan of between $11 and $12 million, of which $2.8 million was recorded in the first quarter. As discussed more fully below, the increase in 2005 is negatively affecting margins, selling and administrative expense and operating earnings.

     For all of 2005, we expect to make cash contributions to the plan of $2.5 million. Of this amount, $.5 million was contributed in the first quarter. Estimated contributions for years subsequent to 2005 are presented in the table on page 40 of this Form 10-Q captioned “Contractual Obligations” and discussed in note (a) thereto.

New Orders and Sales

     In the first quarter of 2005, consolidated new orders totaled $202 million compared to $187 million in 2004. Consolidated sales were $192 million in 2005 and $189 million in 2004. In 2005, new orders and sales benefited from favorable currency effects of $4 million each which offset low order levels in Europe. Orders and shipments of plastics processing machinery in North America increased by 20% and 13%, respectively.

     Export orders from the U.S. were $16 million in the first quarter of 2005 compared to $17 million in 2004. Export sales from the U.S. totaled $17 million in 2005 and $19 million in 2004. Sales of all segments to non-U.S. markets, including exports, totaled $79 million in the first quarter of 2005 compared to $92 million in 2004. For the first quarters of 2005 and 2004, products sold outside the U.S. were approximately 41% and 49% of sales, respectively, while products manufactured outside the U.S. represented 37% and 42% of sales, respectively.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

     Our backlog of unfilled orders at March 31, 2005 was $96 million, compared to $87 million at December 31, 2004 and $90 million at March 31, 2004.

Margins, Costs and Expenses

     The consolidated manufacturing margin was 16.7% for the first quarter of 2005 while the margin for the comparable period of 2004 was 17.4%. In 2005, margins were negatively affected by rising raw material costs and by increased pension expense which was $2.3 million in 2005 compared to $1.2 million in 2004. The consolidated margin for 2005 was also penalized by higher energy and transportation costs.

     In the first quarter of 2005, total selling and administrative expense was $33.5 million compared to $30.9 million in the comparable period of 2004. Selling expense was virtually unchanged despite unfavorable currency effects and increased pension expense, the combined effects of which were offset by the benefits of our cost reduction initiatives. As a percentage of sales, selling expense decreased from 13.1% to 13.0%. Administrative expense increased by $2.3 million as currency effects and $1.5 million of expense associated with implementing Section 404 of the Sarbanes-Oxley Act of 2002 offset the benefits of our cost-cutting initiatives. For all of 2005, costs related to Section 404 of the Sarbanes-Oxley Act are projected to be approximately $6 million, representing a $4 million increase in relation to 2004.

     Other expense-net was income of $1.0 million in the first quarter of 2005 and expense of $1.4 million in the comparable period of 2004. The amount for 2005 includes income of $.9 million from the favorable settlement of litigation.

     Interest expense net of interest income increased from $7.9 million in the first quarter of 2004 to $8.2 million in the comparable period of 2005. The increase was due in part to the effect of our interest rate swap and higher borrowing costs (including amortization of deferred financing fees) related to the new financing arrangements entered into on June 10, 2004, which are described in detail in the Liquidity and Sources of Capital section that follows.

Refinancing Costs

     During the first quarter of 2004, we charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Liquidity and Sources of Capital).

Restructuring Costs

     The following paragraphs discuss the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs” on pages 9 through 11 of this Form 10-Q which should be read in connection with the discussion that follows.

     In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. The total cost of the relocations will be approximately $13.4 million, including $.3 million in the first quarter of 2005 and $.9 million in the comparable period of 2004.

     In the third quarter of 2003, we began to implement additional restructuring initiatives that focus on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions, which involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide and restructuring costs of $11.8 million, including $.3 million in the first quarter of 2004. The related cash costs will be approximately $8.4 million, of which $3.5 million was spent in 2003. An additional $4.7 million was spent in 2004, including $2.3 million in the first quarter. In the first quarter of 2005, $.1 million was spent to substantially complete these initiatives.

     In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions are resulting in restructuring expense of $1.6 million, including $1.1 million in 2004 and $.2 million in the first quarter of 2005. Expense related to these actions for the remainder of 2005 is expected to be approximately $.3 million. The overhead reductions are expected to result in annualized cost savings of approximately $4.5 million. Cash costs are expected to

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

be approximately $1.5 million, of which $.8 million was spent in 2004. An additional $.2 million was spent in the first quarter of 2005. Cash costs for the remainder of 2005 are expected to be approximately $.5 million.

     In the fourth quarter of 2004, we initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in that region. We also initiated additional headcount reductions in our European mold base and components business. In total, these actions resulted in restructuring expense of $2.8 million and cash costs of $.6 million in 2004. Cash costs in the first quarter of 2005 were $.6 million and are expected to total $.4 million for the remainder of the year.

     In total, the actions that are discussed above resulted in pretax restructuring costs of $.4 million in the first quarter of 2005 and $1.1 million in the comparable period of 2004. Cash costs totaled $3.2 million in the first quarter of 2004 and $1.2 million in 2005. Excluding the proceeds from anticipated sales of real estate of approximately $1.9 million, cash costs for the remainder of 2005 will be approximately $1.6 million.

     The total annualized cost savings from all of the actions initiated in 2002 through 2004 is expected to be approximately $40 million. Of this amount, approximately $34 million was realized for all of 2004 and an incremental $6 million is expected to be realized during 2005. In 2001, we also initiated restructuring actions intended to reduce our cost structure and consolidate manufacturing operations. Including the benefits of these actions as well as the 2002 through 2004 actions, we expect to realize pretax cost savings of approximately $78 million for all of 2005.

Results by Segment

     The following sections discuss the operating results of our business segments which are presented in tabular form on pages 23 and 24 of this Form 10-Q.

     Machinery technologies — North America – In the first quarter of 2005, the machinery technologies – North America segment had new orders and sales of $95 million and $87 million, respectively. In the comparable period of 2004, new orders totaled $79 million while sales were $77 million. The double-digit increases of 20% and 13% resulted principally from improved demand for the segment’s injection molding machines, particularly in the automotive, packaging and consumer goods industries. Due in part to increased shipments, the segment had operating earnings before restructuring costs of $1.9 million in 2005 compared to loss of $.6 million in 2004. The segment’s restructuring costs totaled $.5 million in 2005 and related to actions announced in 2004 that are intended to enhance customer service while further reducing overhead costs. The segment’s restructuring costs were $.8 million in the first quarter of 2004 and related to the transfer of the manufacturing of blow molding machinery and molds for blow molding to more cost-effective locations. The improved operating results in 2005 were achieved despite significant increases in the cost of certain raw materials, $.5 million of expense related to Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404) and a $1.1 million increase in pension expense. The segment’s 2005 results benefited from $1.4 million of incremental cost savings from the restructuring and cost-cutting initiatives that were initiated in 2002 through 2004.

     Machinery technologies — Europe — In the first quarter of 2005, the machinery technologies – Europe segment had new orders of $35 million, a decrease of $5 million in relation to the comparable period of 2004. The segment’s sales decreased from $43 million in 2004 to $34 million in 2005. The decreases in orders and sales occurred despite favorable currency effects of approximately $1.5 million each. Slow economic growth in western Europe and the dampening effect of a strong euro on exports caused a drop in demand in the first two months of the quarter. However, order levels improved in March, a trend that has continued into April. Due to lower sales volume and material cost increases, the segment had a loss of $2.2 million in 2005 compared to operating earnings before restructuring costs of $1.1 million in 2004. The segment’s restructuring costs in the first quarter of 2004 were $.1 million. In the first quarter of 2005, the segment realized approximately $.5 million of incremental cost savings from the restructuring actions that were begun in 2003 and completed in 2004. However, these savings were substantially offset by $.4 million of expense for SOX-404 compliance.

     Mold technologies – Due to improved demand in North America, new orders in the mold technologies segment increased from $43 million in 2004 to $45 million in 2005 while sales increased from $43 million to $44 million. Orders and sales for the segment’s European operations were flat as measured in U.S. dollars despite approximately $1 million of favorable currency effects. However, despite higher raw materials costs and $.4 million of expense related to SOX-404, the segment had operating earnings of $2.3 million in the first quarter of 2005 compared to earnings of $1.4 million in 2004, in both cases, excluding restructuring costs. The improvement in profitability was due in part to the benefits from recent restructuring actions in Europe, which resulted in incremental savings of $.5 million in the first quarter of 2005.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

     Industrial fluids — The industrial fluids segment had new orders and sales of $27 million each in the first quarter of 2005 compared to orders and sales of $26 million each in the comparable period of 2004. The increases resulted principally from favorable currency effects related to the segment’s operations in Europe. Due in part to higher energy, transportation and materials costs – principally for chemicals and steel – the segment’s operating profit decreased from $2.5 million in 2004 to $1.4 million in 2005. The segment’s 2005 results include income of $.9 million for the favorable settlement of litigation, the effect of which was largely offset by a $.5 million increase in insurance expense and $.2 million of expense related to SOX-404. To offset rising costs, selling price increases were implemented late in 2004 and in the first quarter of 2005. However, their full effect will not be realized until later in 2005.

Loss Before Income Taxes

     Our pretax loss for the first quarter of 2005 was $8.9 million which includes restructuring costs of $.4 million. In the comparable period of 2004, our pretax loss was $14.9 million which includes refinancing costs of $6.4 million and restructuring costs of $1.1 million. The pretax loss for 2005 includes incremental savings in excess of $2 million from the restructuring actions that were initiated in 2002 through 2004, the effects of which were offset by higher materials, energy and transportation costs and by increased expense related to the principal pension plan for U.S. employees of $1.2 million and costs related to SOX-404 of $1.5 million.

Income Taxes

     As was previously discussed (see Significant Accounting Policies and Judgements – Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the first quarter of 2005. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $.2 million. In the first quarter of 2004, the provision for income taxes was $1.1 million.

Loss From Continuing Operations

     Our loss from continuing operations in the first quarter of 2005 was $9.1 million, or $.22 per share, compared to a loss of $16.0 million, or $.43 per share, in 2004. The loss for 2005 includes restructuring costs of $.4 million, with no current tax benefit. The amount for 2004 includes refinancing costs of $6.4 million and restructuring costs of $1.1 million, in both cases, with no tax benefit.

Discontinued Operations

     In 2004, the loss from discontinued operations represents the operating results of our grinding wheels business, which was sold on April 30, 2004.

Net Loss

     Including refinancing costs and restructuring costs, we had a net loss of $9.1 million, or $.22 per share, in the first quarter of 2005. In the first quarter of 2004, we had a net loss including the refinancing costs, restructuring costs and discontinued operations of $16.6 million, or $.45 per share.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

Comparative Operating Results

     Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding our segment operating earnings (loss) including these amounts.

Machinery Technologies – North America
Operating Results

	Three Months Ended
	March 31,
(In millions)	2005	2004

Segment operating earnings (loss) as reported	$1.9	$(.6)
Restructuring costs	(.5)	(.8)

Adjusted operating earnings (loss)	$1.4	$(1.4)

Machinery Technologies – Europe
Operating Results

	Three Months Ended
	March 31,
(In millions)	2005	2004

Segment operating earnings (loss) as reported	$(2.2)	$1.1
Restructuring costs	—	(.1)

Adjusted operating earnings (loss)	$(2.2)	$1.0

Mold Technologies
Operating Results

	Three Months Ended
	March 31,
(In millions)	2005	2004

Segment operating earnings as reported	$2.3	$1.4
Restructuring costs	.1	(.2)

Adjusted operating earnings	$2.4	$1.2

     The industrial fluids segment had restructuring costs of less than $.1 million in 2005 and none in 2004.

Market Risk

Foreign Currency Exchange Rate Risk

     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At March 31, 2005, we had outstanding forward contracts totaling $5.1 million. At December 31, 2004, we had no outstanding forward contracts. At March 31, 2004, we had outstanding forward contracts totaling $2.0 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at March 31, 2005 and March 31, 2004 would not materially affect our consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

Interest Rate Risk

     At March 31, 2005, we had fixed rate debt of $231 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004, and floating rate debt of $8 million. At December 31, 2004 and March 31, 2004, fixed rate debt totaled $231 million and $254 million, respectively. The March 31, 2004 amount includes $103 million related to the transactions entered into on March 12, 2004 and €115 million ($139.4 million) of the 7 5/8% Eurobonds, substantially all of which were repurchased on June 10, 2004 pursuant to a tender offer therefor. Floating rate debt totaled $22 million at December 31, 2004 and $94 million at March 31, 2004. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effects of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.

     On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of increasing interest expense for the first quarter of 2005 by $.7 million. At March 31, 2005, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would be approximately $.2 million. Actual positive or negative effects in future periods cannot be determined at this time.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable

     Certain of our non-U.S. subsidiaries sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At March 31, 2005 and December 31, 2004, the gross amount of receivables sold totaled $4.1 million and $6.6 million, respectively. Financing fees related to these arrangements are not material.

Sales of Notes and Guarantees

     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At both March 31, 2005 and December 31, 2004, our maximum exposure under these guarantees totaled $8.0 million. Losses related to sales of notes and guarantees have not been material in the past.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

Contractual Obligations

     Our contractual obligations for the remainder of 2005 and beyond are shown in the table that follows. At March 31, 2005, obligations under operating leases are not significantly different from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

			2006-	2008-	Beyond
(In millions)	Total	2005	2007	2009	2009

11 1/2% Senior Secured Notes due 2011	$225.0	$—	$—	$—	$225.0
Other long-term debt	2.4	.7	1.1	.4	.2
Capital lease obligations	15.3	1.4	4.1	6.3	3.5
Other long-term liabilities
Pension plan contributions (a)	62.1	2.0	44.1	16.0	—
Unfunded pension benefits (b)(c)	144.3	2.1	5.9	6.2	130.1
Postretirement medical benefits (c)	45.1	2.3	5.8	4.5	32.5
Insurance reserves (c)	20.6	2.5	10.4	3.4	4.3

Total	$514.8	$11.0	$71.4	$36.8	$395.6

(a)	We are required to make contributions to our defined benefit pension plan for certain U.S. employees in 2005. The amounts shown above are estimates based on the current funded status of the plan and discount rates required to be used for minimum funding purposes by the Pension Funding Act of 2004 that was enacted on April 10, 2004. The amounts of actual contributions for years after 2005 can be expected to vary based on factors such as returns on plan assets, changes in the plan’s discount rate and actuarial gains and losses.

(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess carriers and other parties totaling $13.0 million.

     The above table excludes the contingent liabilities of up to $12.1 million related to the sales of receivables and loan guarantees that are discussed above.

Liquidity and Sources of Capital

     At March 31, 2005, we had cash and cash equivalents of $44 million, a decrease of $25 million from December 31, 2004. The decrease was due in part to repayments of borrowings totaling $14 million under our asset based credit facility and other obligations with a portion of the proceeds from a rights offering that was completed in the fourth quarter of 2004. Of the $44 million of cash, approximately 75% was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions. Approximately $3.3 million of the non-U.S. cash was being utilized to collateralize sales of certain non-U.S. receivables.

     Operating activities used $6 million of cash in the first quarter of 2005 compared to a $42 million use of cash in 2004. The usage of cash in 2005 was due principally to increases in inventories in support of higher order levels and to reductions in trade payables and other current liabilities, the combined effects of which were partially offset by reductions in customer receivables. The amount for 2004 includes a $33 million use of cash related to the termination and repayment of our receivables purchase agreement and $3 million of costs incurred in pursuing alternatives to the refinancing actions that are discussed below. Excluding these items, operating activities used $6 million of cash in 2004.

     Investing activities used $1 million of cash in the first quarters of both 2005 and 2004, in each case, due almost entirely to capital expenditures.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

     In the first quarter of 2005, financing activities used $17 million of cash due principally to repayments of short-term borrowings and long-term debt. In the comparable period of 2004, financing activities provided $17 million of cash. The amount for 2004 reflects $183 million of proceeds from the refinancing transactions entered into on March 12, 2004 (as described below) partially offset by $157 million for the repayment of our 8 3/8% Notes due March 15, 2004 and the revolving credit facility that matured on March 15, 2004 and by $8 million of debt issuance costs related to the new financing arrangements.

     Our current ratio was 2.0 at March 31, 2005 compared to 1.9 at December 31, 2004. The current ratio excluding the assets and liabilities of discontinued operations was 1.0 at March 31, 2004.

     Total debt was $239 million at March 31, 2005 compared to $253 million at December 31, 2004. The decrease was due principally to the previously discussed repayments of debt obligations.

     Total shareholders’ equity was $35 million at March 31, 2005, a decrease of $16 million from December 31, 2004. The decrease was due principally to the loss incurred in the first quarter and – to a lesser degree – unfavorable foreign currency translation adjustments and dividends on preferred stock.

     On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our 8 3/8% Notes that were due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore and Mizuho converted the entire principal amount of the Series A Notes into 15 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.

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

     On June 10, 2004, we applied the proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under our asset based facility and approximately $10.3 million of cash on hand, to:

•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s
7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. We also used $17.4 million of availability under our asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

     The borrowings under our asset based facility entered into on June 10, 2004 are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. Our asset based facility is also secured by a second priority security interest on the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under our asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventories and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and an additional $1 million hedging reserve as a result of the interest rate swap that was entered into on July 30, 2004.

     Based on the assets included in the borrowing base as of March 31, 2005 and without giving effect to reserves and issuances of letters of credit (in each case, as discussed below), we had approximately $62 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of March 31, 2005, after giving effect to then-outstanding letters of credit, our availability after deducting the $11 million of reserves was approximately $41 million. As discussed below, our asset based facility originally contained, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The facility was amended on February 11, 2005 to modify these requirements as discussed more fully below. The facility also contains a limit on capital expenditures that was originally required to be complied with on a quarterly basis through September 30, 2005 but the facility was amended on February 11, 2005 to extend this test through December 31, 2005. Thereafter we will have to comply with a fixed charge coverage ratio to be tested quarterly beginning in the first quarter of 2006. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment.

     As discussed above, our asset based facility requires us to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the previously discussed amendment to the facility extended it through December 31, 2005 and established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005. The February 11, 2005 amendment also reduced the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ending March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ending June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ending September 30, 2005 from $48.4 million to $36.6 million. Subsequent to February 11, 2005, we identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, we were in compliance with the EBITDA requirements as of both December 31, 2004 and March 31, 2005. The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Concurrently with the February 11, 2005 amendment, we made a $2.5 million prepayment of the facility from the proceeds of our rights offering. We subsequently used additional proceeds to repay the remaining amounts drawn under the facility.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

     Our ability to continue to meet the cumulative consolidated EBITDA covenant will be contingent on a number of factors, many of which are beyond our control. These include our need for a continued increase in capital spending in the plastics processing industry and the resulting increases in our sales revenues and operating margins, our need for no material decrease in price realization, our ability to absorb recent raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the minimum cumulative consolidated EBITDA requirements or any other conditions to borrowing of our asset based facility, we will attempt to further renegotiate this covenant or those conditions with our lenders to assure compliance. However, we cannot control our lenders’ actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of our asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate the indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there was a payment default or the maturity had been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.

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

     At March 31, 2005, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $24 million, of which approximately $15 million was available under certain circumstances.

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

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

      Capital expenditures for 2005 are expected to be $14 to $16 million. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for the year.

     Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule and continued improvements in demand levels in 2005 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated costs savings and operating improvements on schedule and volume and pricing levels continue to improve, we may need to fund interest payments on the 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including the excess availability reserve and the hedging reserve, which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants, including meeting the minimum cumulative consolidated EBITDA requirements and other conditions to borrowing as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity discussed above to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness, as discussed above. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

     The SEC, in Release No. 34-50754 dated November 30, 2004 (the Release), announced that certain companies, including Milacron, have an additional 45 days in which to file an amendment to Form 10-K for the year ended December 31, 2004 that contains management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404). In reliance on the Release, we did not include the following items in our Form 10-K filed March 30, 2005: (a) management’s annual report on internal control over financial reporting and (b) an attestation report of Ernst & Young LLP, the registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2004. While we have hired consultants experienced in SOX-404 compliance to provide additional resources, the required assessments were not completed in time to file the amendment by the May 2, 2005 deadline required by the Release. By not filing by this deadline, the company is considered to have not filed its annual report on Form 10-K in a timely manner.

     The indenture governing our 11 1/2% Senior Secured Notes due 2011 requires filing the Form 10-K in a timely manner. The failure to do so is a default under the indenture, which if not remedied by July 5, 2005, would allow either the trustee or the holders of 25% in aggregate principal amount of the notes to declare all the notes due and payable immediately. We believe that the filing will be made within the 60-day cure period.

     Similarly, our asset based credit facility contains certain provisions that could be implicated if we do not file our Form 10-K in a timely manner. However, we have reached an agreement with the lenders to waive such provisions as they relate solely to a delayed filing, provided, among other things, the amendment to the Form 10-K containing management’s report and the auditor’s attestation on internal control over financial reporting is filed no later than June 30, 2005. While we believe we will meet this deadline, failure to do so, without a subsequent waiver, could result in the company being in default or being unable to borrow under the facility.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)

Cautionary Statement

     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2005 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility, including, but not limited to, our ability to file the required amendment to our Form10-K for the year ended December 31, 2004 by June 30, 2005;

•	our ability to remediate or otherwise mitigate the identified weakness in internal control over financial reporting, or any additional material weaknesses or significant deficiencies that may be identified;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2004 and products introduced and expected to be introduced in 2005;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 3 is included in Item 2 on pages 38 and 39 of this Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the SEC). As of the end of the company’s first quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below and in Item 9A of the company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report) relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were not effective as of March 31, 2005, due to the material weakness in internal control over financial reporting described in Item 9A of the Annual Report.

Changes in Internal Control Over Financial Reporting

     As part of management’s assessment of the effectiveness of its internal control over financial reporting for the Annual Report, which is not yet complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), was identified during the first quarter. The identified material weakness consists of inadequate levels of review of complex and judgmental accounting issues.

     To address the identified material weakness, the company began implementing remediation plans, including the following:

• The company implemented increased levels of review of complex and judgmental accounting issues.

• The company initiated a plan to add personnel with technical accounting expertise and began a search for qualified candidates.

• The company implemented a new policy and guidelines for increased, individualized professional development for finance and accounting personnel.

     Further discussion of the identified material weakness and the consequences of the delay in completing management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 is included in Item 9A of the Annual Report.

     Management has taken certain steps to help ensure adequate resources are available to complete its assessment of the effectiveness of internal control over financial reporting for the Annual Report. These steps include but are not limited to providing significant internal resources, as well as retaining the assistance of outside consultants experienced in Sarbanes-Oxley Act compliance to complete the testing and assessment of internal controls.

     Other than the actions mentioned above, no changes in internal control over financial reporting were made in the first quarter of 2005 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

     At this time, management has not completed the procedures necessary to issue its management report nor have the company’s independent auditors completed their procedures necessary to issue their attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the Annual Report. In the course of completing these procedures, we have identified additional deficiencies in our internal control over financial reporting. While we have not concluded that any of these deficiencies are significant deficiencies or material weaknesses, our continued work may lead us to reach that conclusion. We may also identify additional deficiencies, including additional significant deficiencies or material weaknesses, before we have completed our assessment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes stock repurchases and reacquisitions for the quarter ended March 31, 2005.

	(a) Total			(c) Total Number of	(d) Maximum Number (or
	Number of		(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Shares (or		Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	Units)		per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased		(or Unit)	Plans or Programs(1)	or Programs (1)

January 1– January 31, 2005	—		—	—	—

February 1– February 28, 2005	6,780	(2)	4.27	—	—

March 1 – March 31, 2005	—		—	—	—

Total	6,780		4.27	—	—

(1)	As of March 31, 2005, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents restricted shares forfeited by the grantee due to termination of employment.

Item 4. Submission of Matters to a Vote of Security Holders

A written consent to certain changes in the number of directors on the company’s Board of Directors dated March 9, 2005 was received from Glencore Finance AG and Mizuho International plc, holders of 100% of the 6.0% Series B Convertible Preferred Stock as of such date. Pursuant to the certificate of designation governing the Series B Preferred Stock, changes to the size of the Board of Directors require the affirmative vote or consent of holders of at least 50,000 shares of such preferred stock.

PART III Other Information

Item 5. Other Information

On May 4, 2005, H. Christopher DeCotiis was appointed as a director of Milacron Inc. effective immediately. Mr. DeCotiis will serve on the Personnel and Compensation Committee of the Board of Directors of Milacron Inc. There exist no arrangements reportable in this Form 10-Q nor are there transactions reportable under Item 404(a) of Regulation S-K between Mr. DeCotiis and Milacron Inc.

On May 4, 2005, the Board of Directors of Milacron Inc. adopted the Milacron Inc. Director Deferred Compensation Plan (the “Plan”). Pursuant to the terms of the Plan, each non-employee director serving on the board shall receive at the beginning of each calendar year a contribution to the director’s Deferral Sub-Account of credits of equivalents of Common Stock of Milacron Inc. equal to $10,000. Such credits shall vest daily in equal increments on a pro rata basis based on the number of days the individual serves on the Milacron Inc. Board of Directors during the calendar year in which the credit is given. On May 4, 2005, each member of the Milacron Inc. Board of Directors who served in that capacity on May 3, 2005 received a contribution to the director’s Deferral Sub-Account of the equivalent of $10,000 of Milacron Inc. Common Stock, valued as of January 1, 2005. The Plan also gives the Board flexibility to grant credits of equivalents of Common Stock to non-employee directors’ Restricted Sub-Accounts with vesting schedules to be determined at the time of grant. On May 4, 2005, Sallie Bailey received a credit to her Restricted Sub-Account of 2,000 shares of Milacron Inc. Common Stock which shall vest upon the earlier of (i) November 18, 2007, (ii) her death, or (iii) a change in control of Milacron Inc. The Plan is filed as Exhibit 10.12 to this Form 10-Q.

In April, the company and JPMorgan Chase Bank, N.A. entered into a Swap Transaction (Revision) letter agreement (the “Letter Agreement”). The Letter Agreement altered the terms of the ISDA 2002 Master Agreement and the Swap Transaction Letter Agreement which were filed as Exhibit 10.39 to the company’s Form 10-Q for the quarter ended September 30, 2004. The Letter Agreement extends the Termination Date from November 15, 2008 to November 15, 2009 and revises the Floating Rate Option. The Letter Agreement is filed as Exhibit 10.13 of this Form 10-Q.

PART II Other Information

Item 6. Exhibits

Exhibit (3) -	Certificate of Incorporation and Bylaws
Exhibit (4) -	Instruments Defining the Rights of Security Holders, Including Indentures
Exhibit (10) -	Material Contracts
Exhibit (11) -	Statement Regarding Computation of Per-Share Earnings
Exhibit (31) -	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit (32) -	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date: May 9, 2005	By:	/s/ Ronald D. Brown

Ronald D. Brown
Chairman, President
and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Robert P. Lienesch

Robert P. Lienesch
Senior Vice President – Finance,
Controller and Chief Financial Officer

Index to Exhibits

Exhibit No.		Page
10. Material Contracts:

10.1	Third Amendment to Financing Agreement dated February 11, 2005 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders, JPMorgan
Chase Bank, National Association as administrative agent and collateral agent
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.2	Compensation Arrangements with Named Executive Officers
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.3	Compensation Arrangements with Non-Employee Directors
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.4	Form of Performance Based Restricted Shares Award Agreement
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.5	Form of Restricted Shares Award Agreement
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.6	Form of Phantom Share Account Agreement: Performance
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.7	Form of Phantom Share Account Agreement
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.8	Form of Notice of Award of Deferred Shares for Directors
- Incorporated by reference to the company’s Form 8-K dated February 11, 2005

10.9	Limited Waiver to Financing Agreement dated March 14, 2005 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders, JPMorgan
Chase Bank, National Association as administrative agent and collateral agent
- Incorporated by reference to the company’s Form 8-K dated March 16, 2005

10.10	Limited Waiver No. 2 to Financing Agreement dated March 16, 2005 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders, JPMorgan
Chase Bank, National Association as administrative agent and collateral agent
- Incorporated by reference to the company’s Form 8-K dated March 16, 2005

10.11	Employment Agreement with Karlheinz Bourdon dated March 30, 2005
- Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004

10.12	Milacron Inc. Director Deferred Compensation Plan	54
- Filed herewith

10.13	Swap Transaction (Revision) Letter Agreement between Milacron Inc. and JPMorgan Chase Bank, N.A.	58
- Filed herewith

Index to Exhibits

Exhibit No.		Page
11.	Statement Regarding Computation of Per-Share Earnings	65

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report Furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	66

	31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	67

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	68

99.	Additional Exhibits — not applicable

Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.