Form 10-K/A
period 2004-12-31
MILACRON INC
filed 2005-06-28
CIK 716823

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2004	1-8485

MILACRON INC.

2090 Florence Avenue Cincinnati, Ohio 45206 (513) 487-5000

Incorporated in Delaware	I.R.S. No. 31-1062125

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares — Par Value $.01	New York Stock Exchange, Inc.

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

     Number of shares of Common Stock, $.01 par value, outstanding as of June 15, 2005: 49,797,115

Documents Incorporated by Reference: None.

     The registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (originally filed March 30, 2005), as set forth on the pages attached hereto:

Item 9A.	Controls and Procedures
Item 15(b).	Exhibits

Signatures
Exhibits
EX-23.1
EX-31.3
EX-31.4
EX-32.1

Except for the revisions to Item 9A and the other amendments described above, this Form 10-K/A does not modify or update other disclosure in, or exhibits to, the original Annual Report on Form 10-K.

Cautionary Statement

     We wish to caution readers about the forward-looking statements in this Form 10-K/A. These include all statements that speak about the future or are based on our interpretation of factors that might affect our business. Such statements by their nature involve risks and uncertainties that could significantly impact operations, markets, products and expected results. Please refer to the Cautionary Statement included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (filed May 10, 2005).

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s fourth quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2004, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

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

     Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. Three material weaknesses, as defined in standards established by the Public Company Accounting Oversight Board (United States), have been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following is a description of the three material weaknesses in the company’s internal control over financial reporting:

•	Review of Complex and Judgmental Accounting Issues—There are inadequate levels of review of complex and judgmental accounting issues. Various audit adjustments were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. These adjustments are reflected in the company’s audited financial statements for the year ended December 31, 2004.

To address this material weakness, the company continues to implement remediation plans, including the following:

•	The company implemented increased levels of review of complex and judgmental accounting issues.

•	The company initiated a plan to add personnel with technical accounting expertise and began a search for qualified candidates.

•	The company implemented a new policy and guidelines for increased, individualized professional development for finance and accounting personnel.

•	Segregation of Duties-—There is inadequate segregation of incompatible duties with respect to the company’s manual and computer-based business processes at the corporate and operating levels. Such inadequacy in segregation of incompatible duties significantly reduced or eliminated the effectiveness of many of the company’s internal controls over the accounts which comprise the consolidated financial statements. This material weakness has been caused primarily by two factors:

•	Instances in which, as a result of the company’s effort to stream-line business processes, individuals are in various conflicting roles; and

•	The use of older computer systems which are not always capable of limiting users access to certain transactions.

No audit adjustments to the company’s audited financial statements for the year ended December 31, 2004 resulted from this material weakness.

To address this material weakness, the company will implement, based on specific circumstances, one or more measures, which will include:

•	Reassignment of certain responsibilities in order to eliminate incompatible roles;

•	Implementation of independent reviews of certain completed transactions; and

•	Further restriction of access to certain sensitive, conflicting transactions.

Additionally, the company is in the process of implementing a company-wide, state-of-the-art enterprise resource system to upgrade its overall operating systems. In addition to the many operating benefits, the new system will also be capable of adequate segregation of duties. The conversion over to this new computer system is scheduled to begin in early 2006.

•	Inventory Valuation—There are insufficient controls with respect to the accounting for inventories primarily at one major North American manufacturing location. Specifically, the Company did not have effective controls to ensure inventory was properly valued and to ensure inventory was properly relieved at the time of sale. No significant audit adjustments to the company’s audited financial statements as of December 31, 2004 were necessary as a result of this condition. In addition, management believes that inventory values at that date and the related cost of sales for the year ended December 31, 2004 are fairly stated in all material respects.

To address this material weakness, the company is implementing procedures to improve its inventory controls and documentation surrounding inventory valuation. These controls and documentation will also be considered as part of the design and implementation of the company’s new enterprise resource system.

     Because of the material weaknesses described above, management has concluded that, as of December 31, 2004, the company did not maintain effective internal control over financial reporting.

     Ernst & Young LLP, the registered public accounting firm that audited the company’s financial statements included in the Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is included below.

CHANGES IN INTERNAL CONTROL

     No change in internal control over financial reporting was made in the fourth quarter of 2004 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Milacron Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A of this Amended Annual Report on Form 10-K, that Milacron Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the three material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Milacron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Review of Complex and Judgmental Accounting Issues - The Company does not have adequate levels of review of complex and judgmental accounting issues. Various audit adjustments to the financial statements as of and for the year ended December 31, 2004 were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of deferred tax valuation allowances, litigation reserves, and receivable amounts due from third-party insurers.

Segregation of Duties - There is inadequate segregation of incompatible duties within the Company’s manual and computer-based business processes at the corporate and operating levels. The inadequate segregation of incompatible duties significantly reduced or eliminated the effectiveness of many of the Company’s internal controls over the accounts which comprise the consolidated financial statements.

Accounting for Inventories – There are insufficient controls with respect to the accounting for inventories primarily at one major North American manufacturing location. Specifically, the Company did not have effective controls to ensure inventory was properly valued and to ensure inventory was properly relieved at the time of sale.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements and this report does not affect our report dated March 25, 2005, on those financial statements.

In our opinion, management’s assessment that Milacron Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Milacron Inc. has not maintained effective internal control over financial reporting as of December 31, 2004 based on the COSO control criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to plans for corrective action and remediation of the material weaknesses identified in management’s assessment.

/s/ Ernst & Young LLP

Cincinnati, Ohio

June 28, 2005

Item 15 (b) — Index to Certain Exhibits and Financial Statement Schedules filed with the company’s Form 10-K for the fiscal year ended December 31, 2004 and Amendment No. 1 to the company’s Form 10-K for the fiscal year ended December 31, 2004

Exhibit 10.6	Milacron Kunststoffmaschinen Europa GmbH Pension Plan for Senior Managers and Executives*
Exhibit 10.10	Milacron Inc. Executive Life Insurance Plan*
Exhibit 10.13	Form of Tier II Executive Severance Agreement Applicable to K. Bourdon and R.C. McKee*
Exhibit 10.19	Award Letter re. Temporary Enhanced Severance Plan to R.C. McKee*
Exhibit 10.20	Employment Agreement with Karlheinz Bourdon dated March 30, 2005*
Exhibit 11	Statement Regarding Computation of Per-Share Earnings*
Exhibit 18	Letter Regarding Change in Accounting Principles*
Exhibit 21	Subsidiaries of the Registrant*
Exhibit 23	Consent of Experts and Counsel*
Exhibit 23.1	Consent of Experts and Counsel**
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
Exhibit 31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**
Exhibit 31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed with the company’s Form 10-K for the year ended December 31, 2004

** Filed with Amendment No. 1 to the company’s Form 10-K for the year ended December 31, 2004

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Robert P. Lienesch

Robert P. Lienesch
Senior Vice President, Controller and Chief Financial Officer

     Date: June 28, 2005