Form 10-Q
period 2005-06-30
MILACRON INC
filed 2005-08-08
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005
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
Yes     ☑     No     ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes     ☑     No     ☐
     Number of shares of Common Stock, $.01 par value, outstanding as of August 4, 2005:  49,910,247

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per-share amounts)	2005	2004	2005	2004

Sales	$208.8	$191.7	$401.1	$380.6
Cost of products sold	171.0	156.2	331.1	312.3

Manufacturing margins	37.8	35.5	70.0	68.3
Other costs and expenses
Selling and administrative	33.7	30.8	67.2	61.7
Refinancing costs	—	14.6	—	21.0
Restructuring costs	.3	1.7	.7	2.8
Other (income) expense — net	.2	(.1)	(.8)	1.3

Total other costs and expenses	34.2	47.0	67.1	86.8

Operating earnings (loss)	3.6	(11.5)	2.9	(18.5)

Interest
Income	.4	.5	.9	.9
Expense	(7.4)	(15.8)	(16.1)	(24.1)

Interest — net	(7.0)	(15.3)	(15.2)	(23.2)

Loss from continuing operations before income taxes	(3.4)	(26.8)	(12.3)	(41.7)
Provision for income taxes	1.0	1.1	1.2	2.2

Loss from continuing operations	(4.4)	(27.9)	(13.5)	(43.9)
Discontinued operations net of income taxes	.6	.1	.6	(.5)

Net loss	$(3.8)	$(27.8)	$(12.9)	$(44.4)

Net loss applicable to common shareholders	$(5.3)	$(27.9)	$(15.9)	$(44.6)

Loss per common share — basic and diluted
Continuing operations	$(.12)	$(.60)	$(.34)	$(1.06)
Discontinued operations	.01	—	.01	(.01)

Net loss	$(.11)	$(.60)	$(.33)	$(1.07)

Weighted-average common shares outstanding assuming dilution (in thousands)	47,600	46,476	47,560	41,705
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Jun. 30,	Dec. 31,
(In millions, except par value)	2005	2004

Assets
Current assets
Cash and cash equivalents	$37.4	$69.2
Notes and accounts receivable, less allowances of $11.2 in 2005 and $12.1 in 2004	127.3	134.6
Inventories
Raw materials	8.4	8.1
Work-in-process and finished parts	77.7	69.2
Finished products	73.5	76.6

Total inventories	159.6	153.9
Other current assets	46.7	49.1

Total current assets	371.0	406.8
Property, plant and equipment — net	116.0	128.4
Goodwill	83.8	86.6
Other noncurrent assets	111.6	116.1

Total assets	$682.4	$737.9

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$.8	$11.2
Long-term debt and capital lease obligations due within one year	2.6	6.0
Trade accounts payable	74.1	80.3
Advance billings and deposits	19.7	18.6
Accrued and other current liabilities	86.7	97.3

Total current liabilities	183.9	213.4
Long-term accrued liabilities	243.5	238.2
Long-term debt	234.4	235.9

Total liabilities	661.8	687.5

Commitments and contingencies	—	—
Shareholders’ equity
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock	112.9	112.9
Common shares, $.01 par value (outstanding: 49.8 in 2005 and 48.6 in 2004)	.5	.5
Capital in excess of par value	347.5	347.2
Contingent warrants	.5	.5
Accumulated deficit	(328.6)	(312.7)
Accumulated other comprehensive loss	(118.2)	(104.0)

Total shareholders’ equity	20.6	50.4

Total liabilities and shareholders’ equity	$682.4	$737.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders’ Equity
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

4% Cumulative Preferred Shares
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning and end of period	112.9	—	112.9	—
Net proceeds from issuance	—	95.0	—	95.0
Beneficial conversion feature	—	18.1	—	18.1

Balance at end of period	112.9	113.1	112.9	113.1
Common shares
Balance at beginning of period	347.8	325.8	347.7	318.8
Net restricted stock activity	—	2.9	—	3.1
Reissuance of treasury shares	.2	.5	.3	.7
Beneficial conversion feature related to Series A Notes	—	—	—	6.6
Conversion of Series A Notes to common stock	—	28.1	—	28.1
Conversion to Series B Preferred Stock	—	(34.6)	—	(34.6)

Balance at end of period	348.0	322.7	348.0	322.7
Contingent warrants
Balance at beginning of the period	.5	—	.5	—
Issuance of contingent warrants	—	2.6	—	2.6

Balance at end of period	.5	2.6	.5	2.6
Accumulated deficit
Beginning balance as originally reported		(268.6)		(252.0)
Effect of restatement for change in method of accounting		10.3		10.3

Restated balance at beginning of period	(323.4)	(258.3)	(312.7)	(241.7)
Net loss for the period	(3.8)	(27.8)	(12.9)	(44.4)
Dividends paid and declared
4% Cumulative Preferred shares	—	(.2)	(.1)	(.2)
6% Series B Convertible Preferred Stock	(1.4)	—	(2.9)	—
Beneficial conversion feature related to Series B
Preferred Stock	—	(18.1)	—	(18.1)

Balance at end of period	(328.6)	(304.4)	(328.6)	(304.4)
Accumulated other comprehensive loss
Balance at beginning of the period	(108.9)	(106.6)	(104.0)	(106.7)
Foreign currency translation adjustments	(9.3)	(2.2)	(14.2)	(2.1)

Balance at end of period	(118.2)	(108.8)	(118.2)	(108.8)

Total shareholders’ equity	$20.6	$31.2	$20.6	$31.2

Net loss for the period	$(3.8)	$(27.8)	$(12.9)	$(44.4)
Change in accumulated other comprehensive loss	(9.3)	(2.2)	(14.2)	(2.1)

Total comprehensive loss	$(13.1)	$(30.0)	$(27.1)	$(46.5)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(3.8)	$(27.8)	$(12.9)	$(44.4)
Operating activities providing (using) cash
Loss from discontinued operations	—	.7	—	1.3
Net gains on divestitures	(.6)	(.8)	(.6)	(.8)
Depreciation and amortization	4.6	5.1	9.1	10.4
Refinancing costs	—	14.6	—	21.0
Restructuring costs	.3	1.7	.7	2.8
Deferred income taxes	—	(.3)	.1	.3
Working capital changes
Notes and accounts receivable	(1.9)	(1.6)	3.3	(31.6)
Inventories	(2.4)	.8	(11.4)	.9
Other current assets	(.6)	5.1	2.0	(5.7)
Trade accounts payable	2.5	5.5	(2.1)	3.4
Other current liabilities	(5.9)	(8.6)	(6.8)	(8.7)
Decrease in other noncurrent assets	2.1	.6	2.5	1.8
Increase in long-term accrued liabilities	2.9	.6	7.1	1.8
Other-net	.1	.5	.1	1.4

Net cash used by operating activities	(2.7)	(3.9)	(8.9)	(46.1)
Investing activities cash flows
Capital expenditures	(1.8)	(1.4)	(3.3)	(2.9)
Net disposals of property, plant and equipment	1.9	(.1)	2.1	.2
Divestiture	—	8.0	—	8.0

Net cash provided (used) by investing activities	.1	6.5	(1.2)	5.3
Financing activities cash flows
Issuance of long-term debt	—	219.8	—	219.8
Repayments of long-term debt	(.4)	(145.2)	(4.2)	(260.6)
Increase (decrease) in short-term borrowings	(.3)	(82.1)	(10.5)	58.3
Debt issuance costs	—	(13.6)	(.6)	(21.9)
Costs of 2004 rights offering	—	—	(1.1)	—
Dividends paid	(1.5)	(.2)	(3.1)	(.2)

Net cash used by financing activities	(2.2)	(21.3)	(19.5)	(4.6)
Effect of exchange rate fluctuations on cash and cash equivalents	(1.5)	(.6)	(2.2)	(1.2)
Cash flows related to discontinued operations	—	(.7)	—	(4.2)

Decrease in cash and cash equivalents	(6.3)	(20.0)	(31.8)	(50.8)
Cash and cash equivalents at beginning of period	43.7	62.0	69.2	92.8

Cash and cash equivalents at end of period	$37.4	$42.0	$37.4	$42.0

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Basis of Presentation
     In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the notes captioned Refinancing Costs and Restructuring Costs, necessary to present fairly the company’s financial position, results of operations and cash flows.
     The Consolidated Condensed Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     In the second quarter of 2005, the company revised its method of quantifying amounts recoverable from excess liability insurance carriers. Certain amounts in the Consolidated Condensed Balance Sheet at December 31, 2004 have been reclassified to conform to the 2005 presentation. The effect was to decrease other noncurrent assets and long-term accrued liabilities by $2.1 million each.
     The accounting policies followed by the company are set forth in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.
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
Pro Forma Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per-share amounts)	2005	2004	2005	2004

Net loss as reported	$(3.8)	$(27.8)	$(12.9)	$(44.4)
Effect on reported loss of accounting for stock options at fair value	—	(1.0)	—	(1.2)

Pro forma net loss	$(3.8)	$(28.8)	$(12.9)	$(45.6)

Loss per common share - basic and diluted
As reported	$(.11)	$(.60)	$(.33)	$(1.07)

Pro forma	$(.11)	$(.62)	$(.33)	$(1.10)

     The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Plan which triggered the early vesting of all stock options outstanding as of that date. Accordingly, the pro forma net loss amounts for the second quarter of 2004 and for the six months ended June 30, 2004 include a charge of $.7 million in excess of the amount that would otherwise be reported to recognize all remaining compensation expense related to those stock options. In the second quarter of 2005 and for the six months ended June 30, 2005, the pro forma expense amount related to stock options granted subsequent to April 15, 2004 is less than $.1 million.
     As discussed more fully below, a newly issued accounting standard will require the company to include expense related to stock options in its financial statements beginning in the first quarter of 2006 rather than reporting it on a pro forma basis as in the past.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Change in Method of Accounting
     In the fourth quarter of 2004, the company elected to change its method of accounting for certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The company’s financial statements for all prior periods were restated to conform to the 2004 presentation. The effect of the restatement was to decrease the accumulated deficit as of December 31, 2003 and June 30, 2004 by $10.3 million.
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
Discontinued Operations
     In the third quarter of 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company initiated plans for the sale of its grinding wheels business. The business was sold on April 30, 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of the business which was adjusted to $3.4 million in the second quarter of 2004 to reflect the actual sale proceeds and sale-related costs.
     The grinding wheels business is reported as a discontinued operation in the Consolidated Condensed Financial Statements through the date of its disposition. Operating results for this business are presented in the following table.
Loss From Discontinued Operations

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
(In millions)

Sales	$2.5	$9.6

Operating loss	(.7)	(1.2)
Allocated interest expense	—	(.1)

Loss before income taxes	(.7)	(1.3)
Provision for income taxes (a)	—	—

Loss from discontinued operations	$(.7)	$(1.3)

(a)	No current tax benefit could be recorded for the losses incurred in 2004 (see Income Taxes).
     Allocated interest expense represents an allocated portion of consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.
     In the second quarter of 2005 and for the six months ended June 30, 2005, discontinued operations includes income of $.6 million for adjustments of reserves related to prior divestitures from the favorable resolution of tax and other contingencies.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Refinancing Costs
     During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). The company’s refinancing costs in the second quarter of 2004 totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. This second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million repayment penalty for the term loan included in the Credit Suisse First Boston credit facility. Subsequent to June 30, 2004, the company did not incur any additional refinancing costs.
Restructuring Costs
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. The plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe and the elimination of approximately 230 positions. The total cost of the plan was $11.2 million, of which $1.2 million was included in reserves for employee termination benefits that were established in the allocations of the EOC and Reform acquisition costs. The remaining $10.0 million was charged to expense. Of the total cost of the plan, $4.4 million related to employee termination costs, $2.7 million to facility exit costs and $4.1 million to other costs, including $3.1 million to relocate employees, inventory and machinery. The cash costs of the integration through the end of 2005 are expected to be approximately $8.6 million which is net of $.9 million of proceeds received in the second quarter of the year from the sale of one of the closed facilities. The non-cash costs of the integration relate principally to the write-down of this facility to its expected realizable value. As of June 30, 2005 reserves for employee termination benefits and facility exit costs totaled $1.1 million and related principally to supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.
     In November 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies – North America segment. The relocations, which involved the elimination of approximately 40 positions, are resulting in restructuring costs of $13.5 million, including $.5 million in the first two quarters of 2005 and $1.5 million in the comparable period of 2004. An additional $.2 million is expected to be expensed during the remainder of 2005. The 2005 costs relate principally to completing the move of the mold making operation. Of the total cost of $13.5 million, $1.5 million relates to employee severance costs, $6.2 million to plant closing and facility exit costs (including adjustments of the carrying values of the Manchester facility and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $3.9 million to other move-related costs, including employee, inventory and machinery relocation. The cash cost of the relocations will be approximately $6.2 million, including $1.7 million for severance and termination benefits, $.3 million for plant clean up costs and $4.2 million for other costs, primarily to relocate inventory and machinery. The non-cash costs of $7.3 million relate principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
     In the second quarter of 2003, the company initiated a plan to close the mold technologies segment’s special mold base machining operation in Mahlberg, Germany and to relocate a portion of its manufacturing operations to another facility. Certain other production was outsourced. The closure resulted in restructuring costs of $7.0 million and net cash costs of $1.6 million. The latter amount includes proceeds of $1.1 million received in the second quarter of 2005 from the sale of the facility. The non-cash costs related principally to the write-down of this facility to its realizable value.
     In the third quarter of 2003, the company announced additional restructuring initiatives that focused on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involved the relocation of production and warehousing (including the closure of one small facility and the downsizing of two others), closures of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in

Notes to Consolidated Condensed Financial Statements
(Unaudited)
connection with these initiatives and an additional $.6 million was expensed in 2004, including $.5 million in the first two quarters. Of the total cost of the initiatives of $11.8 million, $3.7 million related to the machinery technologies – North America segment, $2.7 million to the machinery technologies – Europe segment, $5.0 million to the mold technologies segment and $.4 million to corporate expenses. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company’s defined benefit pension plan for certain U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.2 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company’s funding requirements in future years. The cash costs of the initiatives – including $6.8 million for severance and other termination benefits, $.5 million for lease termination and other facility exit costs and $1.1 million for other costs – are expected to total approximately $8.4 million. In 2003, $3.5 million was spent and another $4.7 million was spent in 2004. Of the latter amount, $3.7 million was spent in the first two quarters. Cash costs for 2005 will be approximately $.2 million, substantially all of which was spent in the first two quarters. The non-cash costs of the 2003 initiatives will be approximately $3.4 million and relate principally to the early retirement benefits funded through the pension plan as discussed above.
     In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004 (including $.7 million in the second quarter) and $.3 million in the first two quarters of 2005. An additional $.2 million is expected to be charged to expense during the remainder of 2005 in connection with these actions. Termination benefits will account for $1.0 million of the total cost of $1.6 million while facility exit costs represent a substantial majority of the remaining $.6 million. Total cash costs are expected to be approximately $1.4 million, of which $.8 million was spent in 2004. The remainder is being spent in 2005, including $.4 million in the first two quarters. The cash costs include $.9 million for severance and $.5 million for facility exit and moving costs. These actions resulted in the elimination of 66 positions, a majority of which occurred during 2004.
     In the fourth quarter of 2004, the company initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in Europe. The plan will result in the elimination of approximately 25 positions at a cost of $1.1 million, all of which was charged to expense in 2004. In addition, certain surplus assets were written down to estimated realizable values in 2004 through non-cash charges totaling $1.1 million. The cash costs, principally for severance benefits, will be approximately $1.1 million. Of this amount, $.6 million was spent in 2004. The remainder will be spent in 2005, including $.3 million that was spent in the first two quarters.
     In the fourth quarter of 2004, the company initiated additional headcount reductions in its European mold base and components business that resulted in expense of $.6 million. These reductions represent a continuation of the actions initiated in the third quarter of 2003 (as discussed above) and were undertaken due to continued slow economic conditions in Europe. The cash costs of these initiatives will be approximately $.5 million, substantially all of which was spent in the fourth quarter of 2004 and the first two quarters of 2005. The remainder will be spent later in 2005.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the second quarters of 2005 and 2004 and the six month periods ended June 30, 2005 and 2004.
Restructuring Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Accruals for termination benefits and facility exit costs	$—	$.7	$.2	$.7
Adjustments of assets to realizable values and gains and losses on disposal	(.1)	.2	(.2)	.3
Other restructuring costs
Costs charged to expense as incurred
Inventory and machinery relocation	.1	—	.1	.5
Employee relocation and other move costs	—	.4	—	.7
Severance and facility exit costs	.3	.4	.7	.6
Other	.1	—	.1	.1
Reserve reversals	(.1)	—	(.1)	(.1)

	.3	1.7	.8	2.8
Costs related to the EOC and Reform integration	—	—	(.1)	—

Total restructuring costs	$.3	$1.7	.7	$2.8

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.
Restructuring Reserves

	Three Months Ended				Six Months Ended
	June 30, 2005				June 30, 2005
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$1.0	$—	$(.2)	$.8	$1.0	$—	$(.2)	$.8
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.3	—	(.2)	1.1	1.3	—	(.2)	1.1
Restructuring costs
Termination benefits	.8	—	(.2)	.6	1.3	.2	(.9)	.6
Facility exit costs	.2	—	(.1)	.1	.2	—	(.1)	.1

	1.0	—	(.3)	.7	1.5	.2	(1.0)	.7

Total reserves	$2.3	$—	$(.5)	$1.8	$2.8	$.2	$(1.2)	$1.8

Restructuring Reserves

	Three Months Ended				Six Months Ended
	June 30, 2004				June 30, 2004
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$1.2	$—	$(.1)	$1.1	$1.3	$—	$(.2)	$1.1
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.5	—	(.1)	1.4	1.6	—	(.2)	1.4

Restructuring costs
Termination benefits	2.5	.7	(1.3)	1.9	4.5	.7	(3.3)	1.9
Facility exit costs	.1	—	—	.1	.4	—	(.3)	.1

	2.6	.7	(1.3)	2.0	4.9	.7	(3.6)	2.0

Total reserves	$4.1	$.7	$(1.4)	$3.4	$6.5	$.7	$(3.8)	$3.4

     Approximately $.3 million of the $1.8 million of reserves related to restructuring actions is expected to be utilized in the third quarter of 2005. An additional $.1 million is expected to be used in the fourth quarter of 2005. A large majority of the remaining $1.4 million represents supplemental retirement benefits for certain employees that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the second quarters of 2005 and 2004 and the six month periods ended June 30, 2005 and 2004.
Pension Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Service cost	$1.1	$1.0	$2.3	$2.2
Interest cost	8.4	8.4	16.7	16.7
Expected return on plan assets	(8.1)	(8.8)	(16.4)	(17.5)
Amortization of prior service cost	.1	.2	.3	.4
Amortization of unrecognized gains and losses	2.7	1.8	5.1	3.6

Expense for the period	$4.2	$2.6	$8.0	$5.4

Postretirement Healthcare Cost

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Service cost	$.1	$—	$.1	$.1
Interest cost	.4	.4	.7	.7
Amortization of unrecognized gains and losses	(.1)	(.1)	(.1)	(.1)

Expense for the period	$.4	$.3	$.7	$.7

     The company expects to make contributions to the funded pension plan for certain U.S. employees totaling $2.5 million in 2005. During the first two quarters, a total of $1.1 million was paid. Contributions will also be required in future years, including $2.9 million in 2006 and as much as $54.5 million in 2007 and $17.4 million in 2008 based on current funding requirements. However, we are currently evaluating various alternatives that have the potential of permitting us to satisfy our funding obligations over a longer period of time.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created new federal subsidies beginning in 2006 for employers that provide prescription drug coverage for their retirees. The subsidies will only be available to employers whose prescription drug coverage is determined to be “actuarially equivalent” to Medicare Part D. The principal postretirement health care plan for certain U.S. employees provides prescription drug coverage and it was determined that it is currently “actuarially equivalent” during the second quarter of 2005. However, the company has not yet decided whether it will apply for the subsidies or, as an alternative, amend the current plan and offer supplemental prescription drug coverage to participants. Either alternative is expected to result in a modest decrease in the annual cost of the plan. A final determination regarding the subsidies will be made during the third quarter of 2005 and therefore the amounts presented in the preceding table reflect no adjustments related to the Act.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At December 31, 2004, the company had a U.S. federal net operating loss carryforward of $113 million, of which $17 million, $40 million and $56 million expire in 2023, 2024 and 2025 respectively. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($14 million) and additional state and local loss carryforwards ($10 million), totaled $64 million. Of the federal tax credit carryforwards, $5 million expire between 2008 and 2014 and $9 million have no expiration dates. Approximately 90% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2019. At December 31, 2004, additional deferred tax assets totaling approximately $107 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2025. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax will be phased out ratably over the tax years 2006 – 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out.
     The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 (see Refinancing Transactions) triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of this ownership change, the timing of the company’s utilization of its pre-change U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. The allowable limitation is cumulative for years in which it is not fully utilized. This delay will increase tax expense and decrease available cash in future years. The above limitations do not apply to any post change in control net operating losses incurred.
     As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company could take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. The review of the company’s qualified tax planning strategies at June 30, 2005 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $5 million in the first half of 2005. The company recorded a U.S. tax benefit of $.4 million in the second quarter related to a special carryback provision for a portion of its U.S. losses. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its remaining losses in the U.S. and certain other jurisdictions in the second quarter of 2005 and for the six months ended June 30, 2005. However, results for the quarter and the year-to-date period include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter provision for income taxes of $1.0 million in 2005 and a provision of $1.2 million for the six month period ended June 30, 2005. For the second quarter of 2004 and the first half of the year, the provisions for income taxes were $1.1 million and $2.2 million, respectively.
     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary (one tax year) incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for qualifying dividends from controlled foreign corporations. The deduction is subject to numerous requirements and limitations. The provision is elective and, for companies with a calendar year end, is available only for the years 2004 or 2005.
     The company does not intend to make an election for either calendar year 2004 or 2005. This determination is based on an evaluation that included an analysis of the company’s geographic liquidity needs and considered the company’s substantial net operating loss carryforwards in addition to the value and ultimate realization of any associated

Notes to Consolidated Condensed Financial Statements
(Unaudited)
future deferred tax benefits. Accordingly, it remains the intention of the company to permanently reinvest earnings of its foreign subsidiaries.
     The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2005 or 2006 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.
Receivables
     Certain of the company’s non-U.S. subsidiaries sell accounts receivable on an ongoing basis. In some cases, these sales are made with recourse, in which case appropriate reserves for potential losses are recorded at the sale date. At June 30, 2005 and December 31, 2004, the gross amounts of accounts receivable that had been sold under these arrangements totaled $4.9 million and $6.6 million, respectively. At June 30, 2005 and December 31, 2004, these amounts were partially collateralized with $3.9 million and $5.3 million, respectively, of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheets.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At June 30, 2005 and December 31, 2004, the company’s maximum exposure under these arrangements totaled $8.3 million and $8.0 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment.
     Costs related to sales of notes receivable and to guarantees have not been material in the past.
     During several preceding years and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities for the first quarter and the first half of 2004 by $33 million.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $83.8 million at June 30, 2005 and $86.6 million at December 31, 2004. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

Deferred income taxes	$26.1	$26.2
Recoverable from excess liability carriers	3.8	4.1
Refundable income taxes	1.8	3.5
Other	15.0	15.3

	$46.7	$49.1

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Noncurrent Assets

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

Deferred income taxes net of valuation allowances	$62.1	$63.1
Recoverable from excess liability carriers	6.6	7.6
Intangible assets other than goodwill	4.4	5.1
Other	38.5	40.3

	$111.6	$116.1

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

Accrued salaries, wages and other compensation	$20.9	$24.0
Taxes payable other than income tax	8.7	9.9
Reserves for post-closing adjustments and transaction costs on divestitures	4.2	4.9
Accrued and deferred income taxes	12.0	13.2
Accrued insurance and self-insurance reserves	10.6	13.7
Other accrued expenses	30.3	31.6

	$86.7	$97.3

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Balance at beginning of period	$6.1	$7.3	$6.5	$8.1
Accruals	1.0	1.3	2.0	2.3
Payments	(.8)	(1.1)	(1.6)	(2.9)
Warranty expirations	(.1)	(.2)	(.6)	(.2)
Foreign currency translation adjustments	(.1)	(.1)	(.2)	(.1)

Balance at end of period	$6.1	$7.2	$6.1	$7.2

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

Accrued pensions and other compensation	$40.0	$39.9
Minimum pension liability	124.8	119.8
Accrued postretirement health care benefits	27.6	28.7
Self-insurance reserves (a)	26.0	24.7
Accrued and deferred income taxes	11.0	11.4
Reserves for post-closing adjustments and transaction costs on divestitures	7.0	7.1
Other	7.1	6.6

	$243.5	$238.2

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $10.4 million in 2005 and $11.7 million in 2004. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets.
Refinancing Transactions
     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8?% Notes that were due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
     The conversion of the Series A Notes into common stock on April 15, 2004 and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of the ownership change, timing of the company’s utilization of tax loss carryforwards and other tax attributes will be substantially delayed (see Income Taxes).
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

Asset based credit facility due 2008	$—	$11.0
Borrowings under other lines of credit	.8	.2

	$.8	$11.2

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.
     As discussed above, the asset based facility requires the company to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the February 11, 2005 amendment to the facility extended it through December 31, 2005 and established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005. The amendment also reduced the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ending March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ending June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ending September 30, 2005 from $48.4 million to $36.6 million. Subsequent to February 11, 2005, the company identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, the company was in compliance with the EBITDA requirements as of December 31, 2004, and March 31, 2005. The company subsequently identified additional adjustments that resulted in reducing second quarter 2005 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on June 29, 2005, to waive any noncompliance in the second quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, the company was in compliance with the EBITDA requirement as of June 30, 2005. On July 29, 2005, the facility was amended to, among other things, reduce the cumulative consolidated EBITDA requirements for the twelve calendar month periods ending September 30, 2005 and December 31, 2005 to $27.0 million and $24.0 million, respectively.
     The company’s ability to continue to meet the cumulative consolidated EBITDA covenant will be contingent on a number of factors, many of which are beyond its control. These include the company’s need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, the need for no material decrease in price realization for the products the company sells, the company’s ability to absorb recent raw material price increases or pass such price increases through to customers, and the company’s continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the minimum cumulative consolidated EBITDA requirements or any other conditions to borrowing of the asset based facility, it will attempt to further renegotiate this covenant or those conditions with its lenders to assure compliance. However, the company cannot control its lenders’ actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate any indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.
     At June 30, 2005, no amounts were drawn against the asset based credit facility but $11 million was utilized for outstanding letters of credit. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at June 30, 2005 was approximately $40 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. If any amounts had been borrowed under the asset based credit facility at June 30, 2005, the effective interest rate would have been 7%.
     At June 30, 2005, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $23 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in

Notes to Consolidated Condensed Financial Statements
(Unaudited)
addition to providing borrowings under varying terms. Approximately $14 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

11 1/2% Senior Secured Notes due 2011	$220.3	$220.1
Capital lease obligations	14.4	15.9
Other	2.3	5.9

	237.0	241.9
Less current maturities	(2.6)	(6.0)

	$234.4	$235.9

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
     On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of decreasing interest expense by $.3 million for the second quarter of 2005 and increasing interest expense by $.4 million for the six month period ended June 30, 2005. Any positive or negative effects in future periods cannot be determined at this time. The fair value of the swap, which is included in other noncurrent assets in the Consolidated Condensed Balance Sheets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At June 30, 2005 and December 31, 2004, the fair value of the swap was not material.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock are now convertible into approximately 57.1 million common shares and the total number of common shares outstanding on an as converted basis as of June 30, 2005 increased from approximately 99.8 million to approximately 106.9 million. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
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
     Initially, Glencore Finance AG and Mizuho International plc owned 100% of the Series B Preferred Stock. Glencore Finance AG subsequently reported in a Schedule 13D amendment dated June 21, 2004 filed with the Securities and Exchange Commission (SEC) that it had sold an undivided participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 6.3% of the company’s then outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the record holder of such shares. On June 1, 2005 Glencore Finance AG terminated the participation agreement and transferred to Triage 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, Glencore Finance AG’s and Mizuho International plc’s collective holdings of Series B Preferred Stock represent approximately 46.7% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The Series B Preferred Stock includes a beneficial conversion feature of approximately $15.9 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Condensed Balance Sheets at December 31, 2004 and June 30, 2005, the $15.9 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock. The beneficial conversion feature was initially valued at $18.1 million and later adjusted to the current $15.9 million amount based on an independent appraisal of the contingent warrants that are discussed below. The original $18.1 million value was applied as a direct increase of accumulated deficit during the second quarter of 2004. This change in the accumulated deficit was later adjusted to $15.9 million in the fourth quarter of that year.
     On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The contingent warrants are exercisable only if a test based on the company’s financial performance for 2005 is not satisfied. The test requires the company to achieve EBITDA, as defined, of at least $60 million in 2005. If the test is not satisfied, the contingent warrants will be exercisable until March 25, 2011. Based on the company’s most recent internal projections, it is unlikely to generate $60 million of EBITDA in 2005. The contingent warrants were initially valued at $2.6 million based on an estimate of their relative fair value in relation to the Series B Preferred Stock. In the fourth quarter of 2004, this amount was adjusted to $.5 million based on an independent appraisal of their value. If the contingent warrants do not become exercisable, their carrying value will be transferred to the carrying value of the Series B Preferred Stock. If they should be exercised, their carrying value will be included in the value of any newly issued common stock.
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
     On June 11, 2004, the company issued 1,100,000 previously unissued common shares in the form of grants of restricted stock.
     In the first two quarters of 2005, a total of 1,244,421 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans. This reduction in treasury shares was partially offset by the cancellation of 6,780 restricted shares that were added to the treasury share balance. At June 30, 2005, the treasury share balance was 33,939.
     A total of 164,302 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans in the first two quarters of 2004. This amount was offset by the forfeiture of 432,132 restricted shares that were added to the treasury share balance.
     On April 15, 2004, 4,607,088 treasury shares were reissued in connection with the conversion of the 20% Secured Step-Up Series A Notes due 2007 into 15.0 million common shares (see Refinancing Transactions). At June 30, 2004, the treasury share balance was 15,443,805 including the shares that had been exchanged for Series B Preferred Stock on June 10, 2004.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:
Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Net loss	$(3.8)	$(27.8)	$(12.9)	$(44.4)
Foreign currency translation adjustments	(9.3)	(2.2)	(14.2)	(2.1)

Total comprehensive loss	$(13.1)	$(30.0)	$(27.1)	$(46.5)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Jun. 30,	Dec. 31,
(In millions)	2005	2004

Foreign currency translation adjustments	$(24.4)	$(10.2)
Minimum pension liability adjustment	(93.8)	(93.8)

	$(118.2)	$(104.0)

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
     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids and tools, supplied and/or managed by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Short-Term Borrowings for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Operating results by segment for the second quarters of 2005 and 2004 and for the six month periods ended June 30, 2005 and 2004 are presented in the following tables.
Total Sales by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Plastics technologies
Machinery technologies — North America	$95.4	$83.2	$182.5	$160.5
Machinery technologies — Europe	41.5	42.4	75.8	84.9
Mold technologies	44.4	39.9	88.6	83.2
Eliminations (a)	(.6)	(1.5)	(.9)	(1.9)

Total plastics technologies	180.7	164.0	346.0	326.7
Industrial fluids	28.1	27.7	55.1	53.9

Total sales	$208.8	$191.7	$401.1	$380.6

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Plastics technologies
Machinery technologies — North America	$95.4	$83.1	$182.5	$160.2
Machinery technologies — Europe	40.9	41.0	74.9	83.3
Mold technologies	44.4	39.9	88.6	83.2

Total plastics technologies	180.7	164.0	346.0	326.7
Industrial fluids	28.1	27.7	55.1	53.9

Total sales	$208.8	$191.7	$401.1	$380.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$4.9	$3.4	$6.8	$2.8
Machinery technologies — Europe	(.5)	1.3	(2.7)	2.4
Mold technologies	.7	(.1)	3.0	1.3

Total plastics technologies	5.1	4.6	7.1	6.5
Industrial fluids	1.9	3.4	3.3	5.9
Refinancing costs	—	(14.6)	—	(21.0)
Restructuring costs (a)	(.3)	(1.7)	(.7)	(2.8)
Corporate expenses	(3.0)	(2.9)	(6.6)	(6.2)
Other unallocated expenses (b)	(.1)	(.3)	(.2)	(.9)

Operating earnings (loss)	3.6	(11.5)	2.9	(18.5)
Interest expense-net	(7.0)	(15.3)	(15.2)	(23.2)

Loss before income taxes	$(3.4)	$(26.8)	$(12.3)	$(41.7)

(a)	In the second quarter of 2005, the entire amount relates to machinery technologies – North America. In the second quarter of 2004, $1.4 million relates to machinery technologies – North America, $.1 million relates to machinery technologies – Europe and $.2 million relates to mold technologies. For the six months ended June 30, 2005, $.8 million relates to machinery technologies – North America and $(.1) million relates to mold technologies. For the six months ended June 30, 2004, $2.2 million relates to machinery technologies – North America, $.2 million relates to machinery technologies – Europe and $.4 million relates to mold technologies.

(b)	Represents financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.
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
     Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. The common shares into which the Series A Notes were convertible in 2004 and (i) the common shares into which the Series B Preferred Stock is convertible and (ii) potentially dilutive restricted shares in both 2004 and 2005 are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended June 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$137.2	$76.5	$(4.9)	$208.8
Cost of products sold	2.1	111.2	62.6	(4.9)	171.0

Manufacturing margins	(2.1)	26.0	13.9	—	37.8

Other costs and expenses
Selling and administrative	6.6	13.1	14.0	—	33.7
Restructuring costs	—	.3	—	—	.3
Other expense — net	.2	(.6)	.6	—	.2

Total other costs and expenses	6.8	12.8	14.6	—	34.2

Operating earnings (loss)	(8.9)	13.2	(.7)	—	3.6
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(7.1)	7.4	(.3)	—	—
Equity in (earnings) losses of subsidiaries	(1.1)	(.5)	—	1.6	—

Total other non-operating expense (income)	(11.3)	10.0	(.3)	1.6	—

Earnings (loss) before interest and income taxes	2.4	3.2	(.4)	(1.6)	3.6
Interest expense — net	(7.2)	.2	—	—	(7.0)

Earnings (loss) before income taxes	(4.8)	3.4	(.4)	(1.6)	(3.4)
Provision (benefit) for income taxes	(.4)	.3	1.1	—	1.0

Earnings (loss) from continuing operations	(4.4)	3.1	(1.5)	(1.6)	(4.4)
Discontinued operations net of income taxes	.6	—	—	—	.6

Net earnings (loss)	$(3.8)	$3.1	$(1.5)	$(1.6)	$(3.8)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Six Months Ended June 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$266.6	$144.3	$(9.8)	$401.1
Cost of products sold	4.6	218.9	117.4	(9.8)	331.1

Manufacturing margins	(4.6)	47.7	26.9	—	70.0

Other costs and expenses
Selling and administrative	13.5	25.6	28.1	—	67.2
Restructuring costs	—	.8	(.1)	—	.7
Other expense — net	.4	(1.8)	.6	—	(.8)

Total other costs and expenses	13.9	24.6	28.6	—	67.1

Operating earnings (loss)	(18.5)	23.1	(1.7)	—	2.9
Other non-operating expense (income)
Intercompany management fees	(6.2)	6.2	—	—	—
Intercompany interest	(13.9)	14.6	(.7)	—	—
Equity in (earnings) losses of subsidiaries	.1	(1.2)	—	1.1	—

Total other non-operating expense (income)	(20.0)	19.6	(.7)	1.1	—

Earnings (loss) from continuing operations before interest and income taxes	1.5	3.5	(1.0)	(1.1)	2.9
Interest expense — net	(15.4)	.4	(.2)	—	(15.2)

Earnings (loss) from continuing operations before income taxes	(13.9)	3.9	(1.2)	(1.1)	(12.3)
Provision (benefit) for income taxes	(.4)	.5	1.1	—	1.2

Earnings (loss) from continuing operations	(13.5)	3.4	(2.3)	(1.1)	(13.5)

Discontinued operations — net of income taxes	.6	—	—	—	.6

Net earnings (loss)	$(12.9)	$3.4	$(2.3)	$(1.1)	$(12.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended June 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$125.1	$72.6	$(6.0)	$191.7
Cost of products sold	2.2	103.8	56.2	(6.0)	156.2

Manufacturing margins	(2.2)	21.3	16.4	—	35.5

Other costs and expenses
Selling and administrative	3.9	13.5	13.4	—	30.8
Refinancing costs	9.0	5.6	—	—	14.6
Restructuring costs	—	1.4	.3	—	1.7
Other expense — net	.3	(.6)	.2	—	(.1)

Total other costs and expenses	13.2	19.9	13.9	—	47.0

Operating earnings (loss)	(15.4)	1.4	2.5	—	(11.5)
Other non-operating expense (income)
Intercompany management fees	(3.0)	3.0	—	—	—
Intercompany interest	(2.1)	2.2	(.1)	—	—
Equity in (earnings) losses of subsidiaries	5.3	(17.2)	—	11.9	—

Total other non-operating expense (income)	.2	(12.0)	(.1)	11.9	—

Earnings (loss) from continuing operations before interest and income taxes	(15.6)	13.4	2.6	(11.9)	(11.5)
Interest expense — net	(13.0)	(2.2)	(.1)	—	(15.3)

Earnings (loss) from continuing operations before income taxes	(28.6)	11.2	2.5	(11.9)	(26.8)
Provision for income taxes	—	.2	.9	—	1.1

Earnings (loss) from continuing operations	(28.6)	11.0	1.6	(11.9)	(27.9)

Discontinued operations — net of income taxes	.8	(.7)	—	—	.1

Net earnings (loss)	$(27.8)	$10.3	$1.6	$(11.9)	$(27.8)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Six Months Ended June 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$242.6	$148.9	$(10.9)	$380.6
Cost of products sold	4.0	203.2	116.0	(10.9)	312.3

Manufacturing margins	(4.0)	39.4	32.9	—	68.3

Other costs and expenses
Selling and administrative	8.0	25.9	27.8	—	61.7
Refinancing costs	15.4	5.6	—	—	21.0
Restructuring costs	—	2.2	.6	—	2.8
Other expense — net	.9	.2	.2	—	1.3

Total other costs and expenses	24.3	33.9	28.6	—	86.8

Operating earnings (loss)	(28.3)	5.5	4.3	—	(18.5)
Other non-operating expense (income)
Intercompany management fees	(6.0)	6.0	—	—	—
Intercompany interest	(3.3)	3.7	(.4)	—	—
Equity in (earnings) losses of subsidiaries	8.1	(11.4)	—	3.3	—

Total other non-operating expense (income)	(1.2)	(1.7)	(.4)	3.3	—

Earnings (loss) from continuing operations before interest and income taxes	(27.1)	7.2	4.7	(3.3)	(18.5)
Interest expense — net	(18.1)	(4.9)	(.2)	—	(23.2)

Earnings (loss) from continuing operations before income taxes	(45.2)	2.3	4.5	(3.3)	(41.7)
Provision for income taxes	—	.3	1.9	—	2.2

Earnings (loss) from continuing operations	(45.2)	2.0	2.6	(3.3)	(43.9)

Discontinued operations — net of income taxes	.8	(1.3)	—	—	(.5)

Net earnings (loss)	$(44.4)	$.7	$2.6	$(3.3)	$(44.4)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	June 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Assets

Current assets
Cash and cash equivalents	$(5.8)	$13.4	$29.8	$—	$37.4
Notes and accounts receivable (excluding intercompany receivables)	1.2	71.7	54.4	—	127.3
Inventories	(.2)	94.6	65.2	—	159.6
Other current assets	10.1	16.5	20.1	—	46.7
Intercompany receivables (payables)	(330.5)	223.2	109.6	(2.3)	—

Total current assets	(325.2)	419.4	279.1	(2.3)	371.0

Property, plant and equipment — net	.9	56.1	59.0	—	116.0
Goodwill	—	52.7	31.1	—	83.8
Investment in subsidiaries	295.5	174.6	(15.8)	(454.3)	—
Intercompany advances — net	459.0	(494.6)	35.6	—	—
Other noncurrent assets	35.9	59.3	16.4	—	111.6

Total assets	$466.1	$267.5	$405.4	$(456.6)	$682.4

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$—	$—	$.8	$—	$.8
Long-term debt and capital lease obligations due within one year	1.0	—	1.6	—	2.6
Trade accounts payable	4.3	39.7	30.1	—	74.1
Advance billings and deposits	—	14.8	4.9	—	19.7
Accrued and other current liabilities	26.6	25.4	34.7	—	86.7

Total current liabilities	31.9	79.9	72.1	—	183.9

Long-term accrued liabilities	185.5	7.5	50.5	—	243.5
Long-term debt	228.1	—	6.3	—	234.4

Total liabilities	445.5	87.4	128.9	—	661.8

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.5	316.4	79.2	(395.6)	347.5
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(328.6)	(149.6)	178.1	(28.5)	(328.6)
Other comprehensive income (accumulated other comprehensive loss)	(118.2)	(12.1)	6.4	5.7	(118.2)

Total shareholders’ equity (deficit)	20.6	180.1	276.5	(456.6)	20.6

Total liabilities and shareholders’ equity (deficit)	$466.1	$267.5	$405.4	$(456.6)	$682.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Assets

Current assets
Cash and cash equivalents	$23.0	$7.9	$38.3	$—	$69.2
Notes and accounts receivable (excluding intercompany receivables)	1.3	75.7	57.6	—	134.6
Inventories	(.2)	90.2	63.9	—	153.9
Other current assets	12.7	16.6	19.8	—	49.1
Intercompany receivables (payables)	(331.7)	218.9	115.1	(2.3)	—

Total current assets	(294.9)	409.3	294.7	(2.3)	406.8

Property, plant and equipment – net	1.1	58.9	68.4	—	128.4
Goodwill	—	52.7	33.9	—	86.6
Investment in subsidiaries	301.0	173.8	(15.8)	(459.0)	—
Intercompany advances — net	461.6	(499.3)	37.7	—	—
Other noncurrent assets	37.8	59.7	18.6	—	116.1

Total assets	$506.6	$255.1	$437.5	$(461.3)	$737.9

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$11.0	$—	$.2	$—	$11.2
Long-term debt and capital lease obligations due within one year	1.0	—	5.0	—	6.0
Trade accounts payable	6.8	39.2	34.3	—	80.3
Advance billings and deposits	—	12.5	6.1	—	18.6
Accrued and other current liabilities	29.4	26.9	41.0	—	97.3

Total current liabilities	48.2	78.6	86.6	—	213.4

Long-term accrued liabilities	179.7	7.7	50.8	—	238.2
Long-term debt	228.3	—	7.6	—	235.9

Total liabilities	456.2	86.3	145.0	—	687.5

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.2	316.4	78.7	(395.1)	347.2
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(312.7)	(146.2)	180.3	(34.1)	(312.7)
Other comprehensive income (accumulated other comprehensive loss)	(104.0)	(26.8)	20.7	6.1	(104.0)

Total shareholders’ equity (deficit)	50.4	168.8	292.5	(461.3)	50.4

Total liabilities and shareholders’ equity (deficit)	$506.6	$255.1	$437.5	$(461.3)	$737.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(3.8)	$3.1	$(1.5)	$(1.6)	$(3.8)
Operating activities providing (using) cash
Net gain on divestiture	(.6)	—	—	—	(.6)
Depreciation and amortization	.1	2.7	1.8	—	4.6
Restructuring costs	—	.3	—	—	.3
Equity in (earnings) losses of subsidiaries	2.5	(.5)	—	(2.0)	—
Distributions from equity subsidiaries	—	(3.6)	—	3.6	—
Deferred income taxes	—	—	—	—	—
Working capital changes
Notes and accounts receivable	—	4.8	(6.7)	—	(1.9)
Inventories	—	(1.2)	(1.2)	—	(2.4)
Other current assets	.2	(.6)	(.2)	—	(.6)
Trade accounts payable	1.0	.6	.9	—	2.5
Other current liabilities	(18.9)	12.1	.9	—	(5.9)
Decrease (increase) in other noncurrent assets	1.4	(.1)	.8	—	2.1
Increase (decrease) in long-term accrued liabilities	2.2	(.2)	.9	—	2.9
Other — net	.2	—	(.1)	—	.1

Net cash provided (used) by operating activities	(15.7)	17.4	(4.4)	—	(2.7)
Investing activities cash flows
Capital expenditures	—	(1.3)	(.5)	—	(1.8)
Net disposal of property, plant and equipment	—	—	1.9	—	1.9

Net cash provided (used) by investing activities	—	(1.3)	1.4	—	.1
Financing activities cash flows
Repayments of long-term debt	(.2)	—	(.2)	—	(.4)
Decrease in short-term borrowings	—	—	(.3)	—	(.3)
Debt issuance costs	—	—	—	—	—
Costs of 2004 rights offering	—	—	—	—	—
Dividends paid	(1.5)	—	—	—	(1.5)

Net cash used by financing activities	(1.7)	—	(.5)	—	(2.2)
Intercompany receivables and payables	6.6	(9.7)	3.1	—	—
Intercompany advances	3.0	(4.2)	1.2	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	(1.4)	—	(1.5)

Increase (decrease) in cash and cash equivalents	(7.8)	2.1	(.6)	—	(6.3)
Cash and cash equivalents at beginning of period	2.0	11.3	30.4	—	43.7

Cash and cash equivalents at end of period	$(5.8)	$13.4	$29.8	$—	$37.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(12.9)	$3.4	$(2.3)	$(1.1)	$(12.9)
Operating activities providing (using) cash
Net gain on divestiture	(.6)	—	—	—	(.6)
Depreciation and amortization	.1	5.5	3.5	—	9.1
Restructuring costs	—	.8	(.1)	—	.7
Equity in (earnings) losses of subsidiaries	6.7	(1.2)	—	(5.5)	—
Distributions from equity subsidiaries	—	(6.6)	—	6.6	—
Deferred income taxes	—	—	.1	—	.1
Working capital changes
Notes and accounts receivable	.1	4.0	(.8)	—	3.3
Inventories	—	(4.5)	(6.9)	—	(11.4)
Other current assets	2.6	—	(.6)	—	2.0
Trade accounts payable	(.9)	.5	(1.7)	—	(2.1)
Other current liabilities	(17.6)	15.5	(4.7)	—	(6.8)
Decrease (increase) in other noncurrent assets	2.0	(.2)	.7	—	2.5
Increase (decrease) in long-term accrued liabilities	5.9	(.3)	1.5	—	7.1
Other — net	.5	(.6)	.2	—	.1

Net cash provided (used) by operating activities	(14.1)	16.3	(11.1)	—	(8.9)
Investing activities cash flows
Capital expenditures	—	(2.1)	(1.2)	—	(3.3)
Net disposal of property, plant and equipment	—	.2	1.9	—	2.1

Net cash provided (used) by investing activities	—	(1.9)	.7	—	(1.2)
Financing activities cash flows
Repayments of long-term debt	(.3)	—	(3.9)	—	(4.2)
Increase (decrease) in short-term borrowings	(11.0)	—	.5	—	(10.5)
Debt issuance costs	(.6)	—	—	—	(.6)
Costs of 2004 rights offering	(1.1)	—	—	—	(1.1)
Dividends paid	(3.1)	—	—	—	(3.1)

Net cash used by financing activities	(16.1)	—	(3.4)	—	(19.5)
Intercompany receivables and payables	(1.2)	(4.2)	5.4	—	—
Intercompany advances	2.6	(4.7)	2.1	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2.2)	—	(2.2)

Increase (decrease) in cash and cash equivalents	(28.8)	5.5	(8.5)	—	(31.8)
Cash and cash equivalents at beginning of period	23.0	7.9	38.3	—	69.2

Cash and cash equivalents at end of period	$(5.8)	$13.4	$29.8	$—	$37.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(27.8)	$10.3	$1.6	$(11.9)	$(27.8)
Operating activities providing (using) cash
Loss from discontinued operations	—	.7	—	—	.7
Net gain on divestitures	(.8)	—	—	—	(.8)
Depreciation and amortization	—	3.2	1.9	—	5.1
Refinancing costs	9.0	5.6	—	—	14.6
Restructuring costs	—	1.4	.3	—	1.7
Equity in (earnings) losses of subsidiaries	8.3	(1.6)	—	(6.7)	—
Distributions from equity subsidiaries	—	(3.0)	(15.6)	18.6	—
Deferred income taxes	(3.3)	3.2	(.2)	—	(.3)
Working capital changes
Notes and accounts receivable	.2	1.4	(3.2)	—	(1.6)
Inventories	(1.0)	1.5	.3	—	.8
Other current assets	1.9	2.8	.4	—	5.1
Trade accounts payable	.7	4.2	.6	—	5.5
Other current liabilities	3.9	(10.8)	(1.7)	—	(8.6)
Decrease in other noncurrent assets	.3	.1	.2	—	.6
Increase (decrease) in long-term accrued liabilities	—	(.6)	1.2	—	.6
Other — net	8.7	(8.7)	.5	—	.5

Net cash provided (used) by operating activities	.1	9.7	(13.7)	—	(3.9)
Investing activities cash flows
Capital expenditures	—	(.7)	(.7)	—	(1.4)
Net disposal of property, plant and equipment	—	.1	(.2)	—	(.1)
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(.6)	(.9)	—	6.5
Financing activities cash flows
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(.2)	(144.7)	(.3)	—	(145.2)
Increase (decrease) in short-term borrowings	(82.5)	—	.4	—	(82.1)
Debt issuance costs	(13.6)	—	—	—	(13.6)
Dividends paid	(.2)	—	—	—	(.2)

Net cash provided (used) by financing activities	123.3	(144.7)	.1	—	(21.3)
Intercompany receivables and payables	14.7	(11.2)	(3.5)	—	—
Intercompany advances	(137.1)	137.0	.1	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	(.5)	—	(.6)
Cash flows related to discontinued operations	(8.3)	7.6	—	—	(.7)

Increase (decrease) in cash and cash equivalents	.7	(2.3)	(18.4)	—	(20.0)
Cash and cash equivalents at beginning of period	(3.8)	12.9	52.9	—	62.0

Cash and cash equivalents at end of period	$(3.1)	$10.6	$34.5	$—	$42.0

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(44.4)	$.7	$2.6	$(3.3)	$(44.4)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	—	—	1.3
Net gain on divestitures	(.8)	—	—	—	(.8)
Depreciation and amortization	.1	6.4	3.9	—	10.4
Refinancing costs	15.4	5.6	—	—	21.0
Restructuring costs	—	2.2	.6	—	2.8
Equity in (earnings) losses of subsidiaries	14.0	4.2	—	(18.2)	—
Distributions from equity subsidiaries	—	(5.9)	(15.6)	21.5	—
Deferred income taxes	(3.3)	1.8	1.8	—	.3
Working capital changes
Notes and accounts receivable	—	(30.6)	(1.0)	—	(31.6)
Inventories	(1.0)	1.9	—	—	.9
Other current assets	(4.3)	(1.0)	(.4)	—	(5.7)
Trade accounts payable	5.4	—	(2.0)	—	3.4
Other current liabilities	.8	(9.3)	(.2)	—	(8.7)
Decrease in other noncurrent assets	1.5	.2	.1	—	1.8
Increase (decrease) in long-term accrued liabilities	1.2	(.5)	1.1	—	1.8
Other — net	9.1	(8.0)	.3	—	1.4

Net cash provided (used) by operating activities	(6.3)	(31.0)	(8.8)	—	(46.1)
Investing activities cash flows
Capital expenditures	—	(1.7)	(1.2)	—	(2.9)
Net disposal of property, plant and equipment	—	.1	.1	—	.2
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(1.6)	(1.1)	—	5.3
Financing activities cash flows
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.4)	(144.7)	(.5)	—	(260.6)
Increase in short-term borrowings	57.9	—	.4	—	58.3
Debt issuance costs	(21.9)	—	—	—	(21.9)
Dividends paid	(.2)	—	—	—	(.2)

Net cash provided (used) by financing activities	140.2	(144.7)	(.1)	—	(4.6)
Intercompany receivables and payables	(27.3)	31.4	(4.1)	—	—
Intercompany advances	(136.1)	138.2	(2.1)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	(1.1)	—	(1.2)
Cash flows related to discontinued operations	(8.3)	4.1	—	—	(4.2)

Decrease in cash and cash equivalents	(29.8)	(3.7)	(17.3)	—	(50.8)
Cash and cash equivalents at beginning of period	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of period	$(3.1)	$10.6	$34.5	$—	$42.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
Operating Results
     In the second quarter of 2005 we incurred a net loss of $3.8, or $.11 per share. This reflected significant improvement over the second quarter of 2004 in which we had a net loss of $27.8 million, or $.60 per share, which included $14.6 million in refinancing costs and a non-cash writeoff adding $6.4 million to interest expense. The second quarter of 2005 also compared favorably to the net loss of $9.1 million, or $.22 per share, incurred in the first quarter of this year.
     Sales for the second quarter of 2005 were $209 million, up 9% over both the year-ago quarter and the first quarter. New orders of $215 million, the highest level since 2001, were up 7% versus a year ago and 6% from the first quarter. The sales and order gains were driven primarily by increased demand for plastics processing machinery and related mold technologies in North America.
Outlook
     The recovery in the North American market for plastics machinery appears to be sustainable, and we believe there is growing pent-up demand for more productive and efficient equipment throughout the plastics precessing industry. While the pace of the recovery is slower than we had previously anticipated, we are still experiencing significant improvement. Outside of North America, Western Europe remains soft, but we are very pleased with the rapid growth in Asian markets, particularly China and India. With the exception of the continued rise in oil and material costs, most economic fundamentals are positive, and we believe that once these costs stabilize there will be good potential for solid, sustained growth in virtually all of our markets.
Presence Outside the U.S.
     In first six months of 2005, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 25%; Canada and Mexico 7%; Asia 8%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first six months of 2005, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2004. As a result, we experienced favorable currency translation effects on new orders and sales of approximately $8 million and $7 million, respectively. The effect on earnings was not significant.
     Between December 31, 2004 and June 30, 2005, the euro weakened against the U.S. dollar by more than 9%. If the euro should weaken further against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.
Internal Control Over Financial Reporting
     As part of management’s and our independent auditor’s assessments of the effectiveness of internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, three material weaknesses, as defined in standards established by the Public Company Accounting Oversight Board (United States), were identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of these material weaknesses, management and our independent auditors concluded that, as of December 31, 2004, the company did not maintain effective internal control over financial reporting. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and Item 4 of this Form 10-Q for further discussion of our internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Significant Accounting Policies and Judgments
     The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts that are included therein. The “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in our Form 10-K. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.
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
     The transaction entered into with Glencore Finance AG and Mizuho International plc on June 10, 2004 (see Liquidity and Sources of Capital) caused an “ownership change” as defined by the Internal Revenue code and regulations and will substantially delay the timing of the utilization of certain of the pre-change U.S. loss carryforwards and other tax attributes that are discussed in the preceding paragraph. The company has calculated an annual limitation of approximately $23 million. This limitation is for each year and is cumulative for years in which the limitation is not fully utilized. This delay will increase tax expense and decrease available cash in future years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. The review of our qualified tax planning strategies at June 30, 2005 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ equity in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $5 million in the first two quarters of 2005. Except for a $.4 million special carryback benefit, no U.S. tax benefit was recorded with respect to the remaining loss incurred for the quarter. The provision for income taxes for the second quarter in the amount of $1.0 million relates to operations in profitable non-U.S. jurisdictions.
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 44 of this Form 10-Q under the caption “Comparative Operating Results,” (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.
Discontinued Operations
     The Consolidated Condensed Financial Statements for the second quarter of 2004 and the six month period ended June 30, 2004 include the operating results of our grinding wheels business which is reported as a discontinued operation therein. The grinding wheels business was sold on April 30, 2004. The comparisons of results of operations that follow exclude the grinding wheels business and relate solely to our continuing operations unless otherwise indicated.
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2004, we recorded expense in continuing operations related to this plan of $6.4 million, including $3.2 million in the first two quarters. For 2005, we currently expect to record expense for this plan of $12.3 million, of which $6.0 million was recorded in the first half of the year. As discussed more fully below, the expense increase in 2005 is negatively affecting margins, selling and administrative expense and operating earnings.
     For all of 2005, we expect to make cash contributions to the plan of $2.5 million. Of this amount, $1.1 million was contributed in the first two quarters. Estimated contributions for years subsequent to 2005 are presented in the table on page 46 of this Form 10-Q captioned “Contractual Obligations” and discussed in note (a) thereto.
New Orders and Sales
     In the second quarter of 2005, consolidated new orders totaled $215 million compared to $200 million in 2004. Consolidated sales were $209 million in 2005 and $192 million in 2004. In 2005, new orders and sales both benefited from favorable currency effects of approximately $3.5 million. Order and shipment levels increased in North America, particularly for plastics processing machinery.
     In the first six months of 2005, consolidated new orders were $417 million while consolidated sales totaled $401 million. In the comparable period of 2004, new orders and sales were $387 million and $381 million, respectively. Due to the relative strength of the euro in relation to the U.S. dollar, currency effects contributed almost $8 million of incremental orders and $7 million of sales in 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Export orders from the U.S. were $20 million in the second quarter of 2005 compared to $19 million in 2004. Export sales from the U.S. totaled $21 million in 2005 and $18 million in 2004. For the first six months of 2005, export orders totaled $36 million while export sales were $37 million. In the comparable period of 2004, export orders and sales were also $36 million and $37 million, respectively. Sales of all segments to non-U.S. markets, including exports, totaled $94 million in the second quarter of 2005 compared to $86 million in 2004. Non-U.S. sales totaled $174 million in the first six months of 2005 and $178 million in the comparable period of 2004. For the first two quarters of 2005 and 2004, products sold outside the U.S. were approximately 43% and 47% of sales, respectively, while products manufactured outside the U.S. represented 38% and 40% of sales, respectively.
     Our backlog of unfilled orders at June 30, 2005 was $99 million, compared to $87 million at December 31, 2004 and $98 million at June 30, 2004.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 18.1% for the second quarter of 2005 and 17.5% for the first six months of the year. The margins for the comparable periods of 2004 were 18.5% and 17.9%, respectively. In 2005, margins were negatively affected by rising raw material costs and by increased pension expense which was $2.4 million in the second quarter and $4.6 million for the year-to-date period. In the comparable periods of 2004, pension expense was $1.1 million and $2.3 million, respectively. The consolidated margins for 2005 were also penalized by higher energy and insurance costs.
     In the second quarter of 2005, total selling and administrative expense was $33.7 million compared to $30.8 million in the comparable period of 2004. Selling expense increased modestly due to unfavorable currency effects and increased pension expense, the combined effects of which were partially offset by the benefits of our cost reduction initiatives. As a percentage of sales, selling expense decreased from 12.9% to 12.1%. Administrative expense increased by $2.3 million as expense associated with implementing Section 404 of the Sarbanes-Oxley Act of 2002 offset the benefits of our cost-cutting initiatives. For all of 2005, costs related to Section 404 of the Sarbanes-Oxley Act are projected to be approximately $6 million, representing a $4 million increase in relation to 2004.
     For the first six months of 2005, total selling and administrative expense was $67.2 million compared to $61.7 million in 2004. Selling expense increased modestly due in part to adverse currency effects but decreased as a percentage of sales from 13.0% in 2004 to 12.5% in 2005. Administrative expense increased by $4.6 million due principally to costs related to Sarbanes-Oxley Act compliance.
     Other expense-net was $.2 million in the second quarter of 2005 and income of $.1 million in the comparable period of 2004. For the first six months of 2005 and 2004, other expense-net was income of $.8 million and expense of $1.3 million, respectively. The year-to-date amount for 2005 includes first quarter income of $.9 million from the favorable settlement of litigation while the second quarter and year-to-date amounts for 2004 include income from the favorable settlement of patent litigation.
     Interest expense net of interest income decreased from $15.3 million in the second quarter of 2004 to $7.0 million in the comparable period of 2005. In the first six months of 2005, interest expense net of interest income was $15.2 million compared to $23.2 million in the comparable period of 2004. The 2004 amounts include a one-time, non-cash charge of $6.4 million from the write-off of a financial asset related to the Series A Notes issued on March 12, 2004 (see Liquidity and Sources of Capital). The asset resulted from a beneficial conversion feature that allowed the holders of the Series A Notes to acquire common shares at approximately $2.00 per share compared to a fair value of $2.40 per share on March 12, 2004.
Refinancing Costs
     During the first quarter of 2004, we charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Liquidity and Sources of Capital). Our refinancing costs in the second quarter of 2004 totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. This second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Credit Suisse First Boston credit facility which we repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston credit facility.
Restructuring Costs
     The following paragraphs discuss certain of the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs” on pages 9 through 12 of this Form 10-Q which should be read in connection with the discussion that follows.
     In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. The total cost of the relocations will be approximately $13.5 million, including $.5 million in the first two quarters of 2005 and $1.5 million in the comparable period of 2004.
     In the third quarter of 2003, we began to implement additional restructuring initiatives that focused on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions, which involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide and restructuring costs of $11.8 million, including $.5 million in the first two quarters of 2004. The related cash costs will be approximately $8.4 million, of which $3.5 million was spent in 2003. An additional $4.7 million was spent in 2004, including $3.7 million in the first two quarters. In the first half of 2005, $.2 million was spent to substantially complete these initiatives.
     In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions are resulting in restructuring expense of $1.6 million, including $1.1 million in 2004 (including $.7 million in the second quarter) and $.3 million in the first half of 2005. Expense related to these actions for the remainder of 2005 is expected to be approximately $.2 million. The overhead reductions are expected to result in annualized cost savings of approximately $4.5 million. Cash costs are expected to be approximately $1.4 million, of which $.8 million was spent in 2004. An additional $.4 million was spent in the first two quarters of 2005. Cash costs for the remainder of 2005 are expected to be approximately $.2 million.
     In the fourth quarter of 2004, we initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in that region. We also initiated additional headcount reductions in our European mold base and components business. In total, these actions resulted in restructuring expense of $2.2 million and cash costs of $.6 million in 2004. Cash costs in the first half of 2005 were $.3 million and are expected to total $.2 million for the remainder of the year.
     In total, the actions that are discussed above resulted in pretax restructuring costs of $.3 million in the second quarter of 2005 and $1.7 million in the comparable period of 2004. For the first six months of 2005, restructuring costs totaled $.7 million compared to $2.8 million in 2004. Due to the receipt of $2.0 million of proceeds from the sale of two idle manufacturing facilities in Germany, restructuring activities resulted in positive cash flow of $1.3 million in the second quarter of 2005. In the comparable period of 2004, cash costs for restructuring were $2.3 million. Because of the sale proceeds, cash flows for restructuring were negligible in the first six months of 2005 compared to a $5.5 million use of cash in 2004. Cash costs for the remainder of 2005 will be approximately $.9 million.
     The total annualized cost savings from the actions described above as well as certain other actions initiated in 2002 and 2003 is expected to be approximately $39 million. Of this amount, approximately $34 million was realized for all of 2004 and an incremental $5 million is expected to be realized during 2005. In 2001, we also initiated restructuring actions intended to reduce our cost structure and consolidate manufacturing operations. Including the benefits of these actions as well as the 2002 through 2004 actions, we expect to realize pretax cost savings of approximately $78 million for all of 2005.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form on pages 24 and 25 of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Machinery technologies — North America — In the second quarter of 2005, the machinery technologies — North America segment had new orders and sales of $101 million and $95 million, respectively. In the comparable period of 2004, new orders totaled $87 million while sales were $83 million. The double-digit increases of 16% and 15% resulted principally from improved demand for the segment’s injection molding machines. Due in part to increased shipments, particularly to the packaging, building materials, medical and consumer goods industries, the segment had operating earnings before restructuring costs of $4.9 million in 2005 compared to earnings of $3.4 million in 2004. The latter amount includes approximately $1 million of favorable one-time items including the settlement of patent litigation. The segment’s restructuring costs totaled $.3 million in the second quarter of 2005 and related principally to actions announced in 2004 that are intended to enhance customer service while further reducing overhead costs. The segment’s restructuring costs were $1.4 million in the comparable period of 2004 and related to the 2004 initiatives and the relocation of blow molding machinery operations that began late in 2002. The improved operating results in 2005 were achieved despite higher insurance costs, significant increases in the cost of certain raw materials, $.8 million of expense related to Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404) and a $1.5 million increase in pension expense. The segment’s 2005 results benefited from $1.4 million of incremental cost savings from the restructuring initiatives that were initiated in 2002 through 2004.
     For the first six months of 2005, the machinery technologies — North America segment had new orders of $196 million and sales of $183 million compared to orders of $166 million and sales of $161 million in the comparable period of the prior year. The segment’s operating profit, excluding $.8 million of restructuring costs, was $6.8 million in the first half of 2005 compared to $2.8 million in 2004, once again excluding $2.2 million of restructuring costs. The improved results in 2005 were due principally to higher sales volume and the benefits related to recent restructuring actions which resulted in incremental savings of $2.8 million in relation to the prior year. These benefits helped to offset higher materials and insurance costs and a $2.6 million increase in pension expense.
     Machinery technologies — Europe — In the second quarter of 2005, the machinery technologies — Europe segment had new orders of $43 million, a decrease of $3 million in relation to the comparable period of 2004. The segment’s sales were $42 million in both 2005 and 2004. In 2005, orders and sales benefited from favorable currency effects of approximately $1.5 million each. Due principally to sluggish demand and material cost increases, the segment had an operating loss of $.5 million in 2005 compared to operating earnings before restructuring costs of $1.3 million in 2004. The segment’s restructuring costs in the second quarter of 2004 were $.1 million. In the second quarter of 2005, the segment realized approximately $.2 million of incremental cost savings from the restructuring actions that were begun in 2003 and completed in 2004. However, these savings were offset by the higher materials costs and $.6 million of expense for SOX-404 compliance.
     The machinery technologies — Europe segment had new orders of $78 million in the first six months of 2005 compared to $86 million in the comparable period of 2004. The segment’s sales totaled $76 million in the first half of 2005 and $85 million in 2004. Currency effects contributed $3 million of incremental new orders and sales in 2005. Due to higher materials costs and lower shipment levels, the segment had an operating loss of $2.7 million in the first half of 2005 compared to an operating profit of $2.4 million in 2004. The amount for 2004 excludes restructuring costs which were $.2 million. Incremental cost savings related to recent restructuring actions totaled $.7 million in 2005.
     Mold technologies — Due principally to improved demand in North America, new orders in the mold technologies segment increased from $41 million in 2004 to $43 million in 2005 while sales increased from $40 million to $44 million. Orders and sales for the segment’s European operations also increased due in part to approximately $1 million of favorable currency effects. Despite pricing pressure in European markets, higher raw materials and insurance costs for product liability and $.6 million of expense related to SOX-404, the segment had operating earnings of $.7 million in the second quarter of 2005 compared to a loss of $.1 million in 2004. The amount for 2004 excludes restructuring costs of $.2 million. The improvement in profitability was due in part to the benefits from recent restructuring actions in Europe which resulted in incremental savings of $.3 million in the second quarter of 2005.
     The mold technologies segment had new orders of $88 million and sales of $89 million in the first six months of 2005. In the comparable period of 2004, orders totaled $84 million and sales were $83 million. The increases in new orders and sales were due to higher sales volume in North America and, to a lesser degree, favorable currency effects. Despite higher raw materials costs, the segment’s operating profit excluding restructuring costs increased from $1.3 million in the first half of 2004 to $3.0 million in 2005 due in part to over $.7 million of benefits from the restructuring actions. Restructuring costs were $.4 million in 2004 while SOX-404 costs totaled $1.0 million in 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Industrial fluids — The industrial fluids segment had new orders and sales of $28 million each in the second quarters of both 2005 and 2004. Favorable currency effects related to the segment’s operations in Europe contributed approximately $1 million of incremental orders and sales in 2005. Due in part to higher energy, transportation and materials costs – principally for chemicals and steel – the segment’s operating profit decreased from $3.4 million in 2004 to $1.9 million in 2005. The segment’s 2005 results include a $.9 million increase in insurance expense for product liability and $.3 million of expense related to SOX-404.
     For the first six months of 2005, the industrial fluids segment had new orders and sales of $55 million each compared to $54 million each in 2004. Currency effects more than accounted for the increases. The segment’s operating profit decreased from $5.9 million in 2004 to $3.3 million in 2005 due to higher raw materials, pension and insurance costs for product liability. Future increases in insurance costs will depend on factors that cannot be predicted with certainty at this time.
Loss Before Income Taxes
     Our pretax loss for the second quarter of 2005 was $3.4 million which includes restructuring costs of $.3 million. In the comparable period of 2004, our pretax loss was $26.8 million which includes refinancing costs of $14.6 million and restructuring costs of $1.7 million. The pretax loss for 2005 includes incremental savings of $1.9 million from the restructuring actions that were initiated in 2002 through 2004, the effects of which were offset by higher materials, insurance, energy and transportation costs, increased expense related to the principal pension plan for U.S. employees and $2.3 million of costs related to SOX-404.
     For the first six months of 2005, our pretax loss was $12.3 million which includes restructuring costs of $.7 million. In the comparable period of 2004, our pretax loss was $41.7 million which includes refinancing costs of $21.0 million and restructuring costs of $2.8 million. The year-to-date loss for 2005 includes incremental cost savings related to our recent restructuring actions of $4.2 million. However, these benefits were largely offset by higher raw materials, insurance and pension costs.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgments – Deferred Tax Assets and Valuation Allowances), except for a $.4 million benefit relating to a special carryback provision, we were unable to record tax benefits with respect to the remaining losses in the U.S. and certain other jurisdictions in the second quarter of 2005. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter provision for income taxes of $1.0 million. In the second quarter of 2004, we recorded a tax expense of $1.1 million.
     For the first six months of 2005, the provision for income taxes was $1.2 million despite a pretax loss of $12.3 million. In the comparable period of 2004, the provision for income taxes was $2.2 million.
Loss From Continuing Operations
     Our loss from continuing operations in the second quarter of 2005 was $4.4 million, or $.12 per share, compared to a loss of $27.9 million, or $.60 per share, in 2004. The loss for 2005 includes restructuring costs of $.7 million, with no current tax benefit. The amount for 2004 includes refinancing costs of $14.6 million and restructuring costs of $1.7 million, in both cases, with no tax benefit.
     For the first two quarters of 2005, we had a loss from continuing operations of $13.5 million, or $.34 per share, which includes after-tax restructuring costs of $.7 million. Including after-tax restructuring costs of $2.8 million and refinancing costs of $21.0 million, our loss from continuing operations for the first half of 2004 was $43.9 million, or $1.06 per share.
Discontinued Operations
     In the second quarter of 2005 and for the six months ended June 30, 2005, results of discontinued operations includes income of $.6 million from adjustments of reserves related to prior divestitures. The adjustments resulted from the favorable resolution of certain tax and other contingencies.
     In 2004, discontinued operations for the second quarter and the first six months of the year includes the operating results of our grinding wheels business, which was sold on April 30, 2004. Both amounts also include a gain of $.8 million to adjust the previously recorded estimated loss on sale to reflect actual sales proceeds and expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Net Loss
     Including restructuring costs and the effect of discontinued operations, we had a net loss of $3.8 million, or $.11 per share, in the second quarter of 2005. In the second quarter of 2004, we had a net loss including the refinancing costs, restructuring costs and discontinued operations of $27.8 million, or $.60 per share. In the first two quarters of 2005, we had a net loss of $12.9 million, or $.33 per share, compared to a loss of $44.4 million, or $1.07 per share, in the comparable period of 2004.
Comparative Operating Results
     Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding our segment operating earnings (loss) including these amounts.
Machinery Technologies — North America
Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Segment operating earnings as reported	$4.9	$3.4	$6.8	$2.8
Restructuring costs	(.3)	(1.4)	(.8)	(2.2)

Adjusted operating earnings	$4.6	$2.0	$6.0	$.6

Machinery Technologies — Europe
Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Segment operating earnings (loss) as reported	$(.5)	$1.3	$(2.7)	$2.4
Restructuring costs	—	(.1)	—	(.2)

Adjusted operating earnings (loss)	$(.5)	$1.2	$(2.7)	$2.2

Mold Technologies
Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Segment operating earnings (loss) as reported	$.7	$(.1)	$3.0	$1.3
Restructuring costs	—	(.2)	.1	(.4)

Adjusted operating earnings (loss)	$.7	$(.3)	$3.1	$.9

     The industrial fluids segment had restructuring costs of less than $.1 million in the first quarter of 2005 and none in 2004.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At June 30, 2005, we had outstanding forward contracts totaling $6.8 million. At December 31, 2004, we had no outstanding forward contracts and at June 30, 2004, we had outstanding forward contracts totaling $4.1 million. The annual potential loss from a hypothetical 10% adverse change in foreign

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
currency rates on our foreign exchange contracts at June 30, 2005 and June 30, 2004 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At June 30, 2005, we had fixed rate debt of $231 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004, and floating rate debt of $7 million. At December 31, 2004 and June 30, 2004, fixed rate debt totaled $231 million and $232 million, respectively. Floating rate debt totaled $22 million at December 31, 2004 and $11 million at June 30, 2004. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effects of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.
     On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of decreasing interest expense for the second quarter of 2005 by $.3 million and increasing interest expense by $.4 million for the six month period ended June 30, 2005. At June 30, 2005, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would be approximately $.2 million. Actual positive or negative effects in future periods cannot be determined at this time.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     Certain of our non-U.S. subsidiaries sell accounts receivable on an ongoing basis for purposes of improving liquidity and cash flows. Some of these sales are made with recourse, in which case appropriate reserves for potential losses are provided. At June 30, 2005 and December 31, 2004, the gross amount of receivables sold totaled $4.9 million and $6.6 million, respectively. Financing fees related to these arrangements are not material.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At June 30, 2005 and December 31, 2004, our maximum exposure under these guarantees totaled $8.3 million and $8.0 million, respectively.
     Losses related to sales of notes and guarantees have not been material in the past.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Contractual Obligations
     Our contractual obligations for the remainder of 2005 and beyond are shown in the table that follows. At June 30, 2005, obligations under operating leases are not significantly different from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
Contractual Obligations

			2006-	2008-	Beyond
(In millions)	Total	2005	2007	2009	2009

11 1/2% Senior Secured Notes due 2011	$225.0	$—	$—	$—	$225.0
Other long-term debt	2.3	.6	1.1	.4	.2
Capital lease obligations	14.4	.9	4.1	5.9	3.5
Other long-term liabilities
Pension plan contributions (a)	80.1	1.4	57.4	21.3	—
Unfunded pension benefits (b)(c)	143.6	1.4	5.9	6.2	130.1
Postretirement medical benefits (c)	44.3	1.5	5.8	4.5	32.5
Insurance reserves (c)	21.1	3.7	7.9	3.4	6.1

Total	$530.8	$9.5	$82.2	$41.7	$397.4

(a)	We are required to make contributions to our defined benefit pension plan for certain U.S. employees in 2005. The amounts shown above for years subsequent to 2005 are estimates based on the current provisions of the plan, its current funded status and the discount rates required to be used for minimum funding purposes by the Pension Funding Act of 2004. The amounts of actual contributions for those years can be expected to vary based on factors such as returns on plan assets, changes in the plan’s discount rate and actuarial gains and losses. The amount shown above for 2006 – 2007 consists of $2.9 million in 2006 and $54.5 million in 2007 while the amount for 2008 – 2009 includes $17.4 million in 2008. However, we are currently evaluating various alternatives that have the potential of permitting us to satisfy our funding obligations over a longer period of time.

(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess liability carriers and other parties totaling $10.4 million.
     The above table excludes the contingent liabilities of up to $13.2 million related to the sales of receivables and loan guarantees that are discussed above.
Liquidity and Sources of Capital
     At June 30, 2005, we had cash and cash equivalents of $37 million, a decrease of $32 million from December 31, 2004. The decrease was due in part to repayments of borrowings totaling $15 million under our asset based credit facility and other obligations with a portion of the proceeds from a rights offering that was completed in the fourth quarter of 2004. Of the $37 million of cash, approximately 90% was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions. Approximately $4 million of the non-U.S. cash was being utilized to collateralize sales of certain non-U.S. receivables.
     Operating activities used $3 million of cash in the second quarter of 2005 compared to a $4 million use of cash in 2004. The usage of cash in 2005 reflects increases in accounts receivables and inventories that resulted from higher shipment and order levels, the combined effects of which were partially offset by an increase in trade payables. The amount for 2004 includes the $10 million final annual interest payment on the 7 5/8% Eurobonds that were repurchased on June 10, 2004.
     For the first six months of 2005, operating activities used $9 million of cash compared to a $46 million use of cash in the first half of 2004. The use of cash in 2005 was due principally to an increase in inventories that resulted from higher

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
order levels. In addition to the second quarter interest payment, the amount for 2004 includes a $33 million use of cash in the first quarter related to the termination and repayment of our receivables purchase agreement and $4 million of cash spent in the first half of the year in pursuing alternatives to the refinancing transactions.
     Investing activities provided a negligible amount of cash in the second quarter of 2005 as proceeds from the sale of two idle manufacturing facilities offset capital expenditures of $2 million. In the second quarter of 2004, investing activities provided $7 million of cash, principally from the sale of the grinding wheels business.
     In the first six months of 2005, investing activities used $1 million of cash due to capital expenditures of $3 million, the effect of which was partially offset by the second quarter sale of idle facilties. Including the divestiture proceeds, investing activities provided $5 million of cash in the first six months of 2004.
     In the second quarter of 2005, financing activities used $2 million of cash due to preferred stock dividends and debt repayments. In the comparable period of 2004, financing activities used $21 million of cash. The amount for 2004 includes $220 million of net proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011. This amount was offset by the repayment of the Credit Suisse First Boston credit facility and the repurchase of substantially all of the 7?% Eurobonds due 2005 – both of which took place on June 10, 2004 – and by $14 million of debt issuance costs.
     For the first six months of 2005, financing activities used $20 million of cash compared to a $5 million use of cash in 2004. The amount for 2005 was due principally to debt repayments. The amount for 2004 includes the proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011 which were offset by the repurchase of the 7?% Eurobonds and the repayment of $115 million of 8?% Notes and our former revolving credit facility in March, 2004.
     Our current ratio was 2.0 at June 30, 2005 compared to 1.9 at December 31, 2004. The current ratio was 1.8 at June 30, 2004.
     Total debt was $238 million at June 30, 2005 compared to $253 million at December 31, 2004. The decrease was due principally to the previously discussed repayments of debt obligations.
     Total shareholders’ equity was $21 million at June 30, 2005, a decrease of $29 million from December 31, 2004. The decrease was due principally to unfavorable foreign currency translation adjustments and the loss incurred during the period.
     On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our 8?% Notes that were due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore and Mizuho converted the entire principal amount of the Series A Notes into 15 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
     Based on the assets included in the borrowing base as of June 30, 2005 and without giving effect to reserves and issuances of letters of credit (in each case, as discussed below), we had approximately $62 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of June 30, 2005, after giving effect to then-outstanding letters of credit, our availability after deducting the $11 million of reserves was approximately $40 million. As discussed below, our asset based facility originally contained, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The facility was amended on February 11, 2005 to modify these requirements as discussed more fully below. The facility also contains a limit on capital expenditures that was originally required to be complied with on a quarterly basis through September 30, 2005 but the facility was amended on February 11, 2005 to extend this test through December 31, 2005. Thereafter we will have to comply with a fixed charge coverage ratio to be tested quarterly beginning in the first quarter of 2006. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment. The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Concurrently with the February 11, 2005 amendment, we made a $2.5 million prepayment of the facility from the proceeds of our rights offering. We subsequently used additional proceeds to repay the remaining amounts drawn under the facility.
     As discussed above, our asset based facility requires us to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the February 11, 2005 amendment to the facility extended it through December 31, 2005 and established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005. The amendment also reduced the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ending March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ending June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ending September 30, 2005 from $48.4 million to $36.6 million. Subsequent to February 11, 2005, we identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, we were in compliance with the EBITDA requirements as of December 31, 2004 and March 31, 2005. We subsequently identified additional adjustments that resulted in reducing second quarter 2005 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on June 29, 2005, to waive any noncompliance in the second quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, we were in compliance with the EBITDA requirement as of June 30, 2005. On July 29, 2005, the facility was amended to, among other things, reduce the cumulative consolidated EBITDA requirements for the twelve calendar month periods ending September 30, 2005 and December 31, 2005 to $27.0 million and $24.0 million, respectively.
     Our ability to continue to meet the cumulative consolidated EBITDA covenant will be contingent on a number of factors, many of which are beyond our control. These include our need for a continued increase in capital spending in the plastics processing industry and the resulting increases in our sales revenues and operating margins, our need for no material decrease in price realization, our ability to absorb recent raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the minimum cumulative consolidated EBITDA requirements or any other conditions to borrowing of our asset based facility, we will attempt to further renegotiate this covenant or those conditions with our lenders to assure compliance. However, we cannot control our lenders’ actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements of our asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate any indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there was a payment default or the maturity had been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.
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
     At June 30, 2005, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $23 million, of which approximately $14 million was available under certain circumstances.
     Our debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On June 11, 2004, S&P announced that it had raised our corporate credit rating to B- with a “positive” outlook. S&P’s “positive” outlook was changed to “stable” on July 13, 2005. On June 16, 2004, Moody’s reaffirmed our senior unsecured rating at Caa2 and our senior implied rating to Caa1 and raised the outlook to “positive.”
     None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.
     Capital expenditures for all of 2005 are expected to be $12 to $14 million, including approximately $9 to $11 million in the second half of the year. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for the year.
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
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2005 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate the identified material weaknesses in internal control over financial reporting, or any additional material weaknesses or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2004 and products introduced and expected to be introduced in 2005;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 on pages 44 and 45 of this Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the SEC). As of the end of the company’s second quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below and in Item 9A of the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended (the Annual Report) relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were not effective as of June 30, 2005, due to the material weaknesses in internal control over financial reporting described in Item 9A of the Annual Report.
Changes in Internal Control Over Financial Reporting
     As part of management’s assessment and our independent auditor’s assessments of the effectiveness of internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, three material weaknesses, as defined in standards established by the Public Company Accounting Oversight Board (United States), were identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of these material weaknesses, management and our independent auditors concluded that, as of December 31, 2004, the company did not maintain effective internal control over financial reporting.
     The following is a description of the three material weaknesses in the company’s internal control over financial reporting as of December 31, 2004:
     Review of Complex and Judgmental Accounting Issues – There are inadequate levels of review of complex and judgmental accounting issues. Various audit adjustments were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. These adjustments are reflected in the company’s audited financial statements for the year ended December 31, 2004.
     To address this material weakness, the company continues to implement remediation plans, including the following:
•	The company has implemented increased levels of review of complex and judgmental accounting issues;

•	The company initiated a plan to add personnel with technical accounting expertise and began a search for qualified candidates; and

•	The company has implemented a new policy and guidelines for increased, individualized professional development for finance and accounting personnel.

     Segregation of Duties — There is inadequate segregation of incompatible duties with respect to the company’s manual and computer-based business processes at the corporate and operating levels. Such inadequacy in segregation of incompatible duties significantly reduced or eliminated the effectiveness of many of the company’s internal controls over the accounts which comprise the consolidated financial statements. This material weakness has been caused primarily by two factors:
•	Instances in which individuals are in various conflicting roles; and

•	The use of older computer systems which are not always capable of limiting users’ access to certain transactions.
     No audit adjustments to the company’s audited financial statements for the year ended December 31, 2004 resulted from this material weakness.
     To address this material weakness, the company has begun to implement, based on specific circumstances, one or more measures, which include:
•	Reassignment of certain responsibilities in order to eliminate incompatible roles;
•	Implementation of independent reviews of certain completed transactions; and
•	Further restriction of access to certain sensitive, conflicting transactions.
     Additionally, the company is in the process of implementing a company-wide, state-of-the-art enterprise resource system to upgrade its overall operating systems. In addition to the many operating benefits, the new system will also assist the company in the adequate segregation of duties. The conversion over to this new computer system is scheduled to begin in early 2006.
     Inventory Valuation — There are insufficient controls with respect to the accounting for inventories primarily at one major North American manufacturing location. Specifically, the company did not have effective controls to ensure inventory was properly valued and to ensure inventory was properly relieved at the time of sale. No significant audit adjustments to the company’s audited financial statements as of December 31, 2004 were necessary as a result of this condition. In addition, management believes that inventory values at that date and the related cost of sales for the year ended December 31, 2004 are fairly stated in all material respects.
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

PART II Other Information
Item 1. Legal Proceedings
     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids and tools, supplied and/or managed by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Liquidity and Sources of Capital for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.

PART II Other Information
Item 6. Exhibits

Exhibit(3)	-	Certificate of Incorporation and Bylaws

Exhibit(4)	-	Instruments Defining the Rights of Security Holders, Including Indentures

Exhibit(10)	-	Material Contracts

Exhibit(11)	-	Statement Regarding Computation of Per-Share Earnings

Exhibit(31)	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit(32)	-	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date: August 8, 2005	By:	/s/ Ronald D. Brown

Ronald D. Brown
Chairman, President
and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Ross A. Anderson

Ross A. Anderson
Vice President – Finance, Controller and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Page
10.	Material Contracts:
10.1	Milacron Inc. Director Deferred Compensation Plan
-	Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2005
10.2	Swap Transaction (Revision) Letter Agreement between Milacron Inc. and JPMorgan Chase Bank, N.A.
-	Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2005
10.3	Limited Waiver No. 3 to Financing Agreement dated as of June 29, 2005, among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the lenders, JP Morgan Chase Bank, National Association as administrative and collateral agent
-	Incorporated by reference to the company’s Form 8-K dated June 29, 2005

Index to Exhibit

Exhibit No.	Page
11.	Statement Regarding Computation of Per-Share Earnings

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report Furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Additional Exhibits — not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.