Form 10-K/A
period 2004-12-31
MILACRON INC
filed 2005-10-14
CIK 716823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
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

MILACRON INC.
2004 FORM 10-K/A
Amendment No. 2

		Page

	Explanatory Note	2
PART II
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8.	Financial Statements and Supplementary Data	34
PART III
Item 9A.	Controls and Procedures	99

PART IV
Item 15.	Exhibits and Financial Statement Schedules	104
	Index to Certain Exhibits and Financial Statement Schedules	104
	Signatures	105
EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
EX-23.2: CONSENT OF EXPERTS AND COUNSEL
EX-31.5: CERTIFICATION
EX-31.6: CERTIFICATION
EX-32.2: CERTIFICATION

EXPLANATORY NOTE
      Milacron, Inc. (the “Company”) hereby amends its Annual Report on Form 10–K for the fiscal year ended December 31, 2004 (originally filed on March 30, 2005), as amended by Amendment No. 1 (filed on June 28, 2005) (the Annual Report, as so amended by Amendment No. 1, the “Original 10–K”). The purpose of this Amendment No. 2 on Form 10-K/ A (“Amendment No. 2”) is to restate our consolidated financial statements for the year ended December 31, 2004 and amend related disclosures, as described below and in the Notes to our Consolidated Financial Statements.
      On October 7, 2005, the Audit Committee of the Board of Directors of the Company approved management’s recommendation that the Company’s financial statements for the three and six months ended June 30, 2004, the nine months ended September 30, 2004 and the year ended December 31, 2004 be restated due to an error in the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. In light of such restatements, the amounts of basic and diluted loss from continuing operations per common share and net loss per common share for such periods in the Company’s previously issued financial statements should no longer be relied upon.
      On June 15, 2004, the Company issued 6% Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock was immediately convertible and contains a beneficial conversion feature. A beneficial conversion feature arises when convertible preferred stock has a conversion price less than the fair value of the common stock into which it is convertible on the date of issuance, and represents the difference between the conversion price and the fair value of the common stock. Under U.S. generally accepted accounting principles (“GAAP”), the value of the beneficial conversion feature of convertible preferred stock that is immediately convertible is directly deducted from retained earnings or added to accumulated deficit in the period in which such convertible preferred stock is issued, rather than being deducted from net earnings or added to net loss. In connection with issuing the Series B Preferred Stock, the Company properly reflected an increase in accumulated deficit of approximately $18.1 million (which represented $18,002,000 presented as $18.1 million due to rounding considerations) in the second quarter of 2004, which was reduced to approximately $15.9 million in the fourth quarter of 2004 following the completion of an independent valuation of contingent warrants that were issued to the holders of the Series B Preferred Stock.
      Under GAAP, the value of a beneficial conversion feature is also deducted from earnings or added to loss for the purpose of calculating earnings or loss from continuing operations per common share and net earnings or loss per common share for the period in which such convertible preferred stock is issued. In connection with issuing the Series B Preferred Stock, however, the Company did not add to its loss amounts the value of the beneficial conversion feature in the second quarter of 2004 in calculating loss from continuing operations per common share and net loss per common share for such period or adjust such calculation following completion of the independent valuation in the fourth quarter of 2004. This resulted in an understatement of net loss per common share as follows:

	Three Months	Six Months	Nine Months	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	September 30,	December 31,
	2004	2004	2004[a]	2004

As originally reported:
Net loss per common share — basic and diluted:	$(0.60)	$(1.07)	$(1.28)	$(1.34)
As corrected:
Net loss per common share — basic and diluted:	(0.99)[b]	(1.50)[b]	(1.72)[b]	(1.73)[c]
Increase in net loss per common share	(0.39)	(0.43)	(0.44)	(0.39)

(a)	Net loss per common share for the three months ended September 30, 2004 is correct as originally reported and is therefore not being restated.

(b)	Beneficial conversion feature valued at approximately $18.0 million.

(c)	Beneficial conversion feature valued at approximately $15.9 million.

      Exhibit 11.1 to this Form 10-K/A presents the calculation of the net loss applicable to common shareholders restated to include the effect of the beneficial conversion feature. The restated calculation is also presented in the notes to the Consolidated Financial Statements that are included in Item 8 of this Form 10-K/A.
      As a result of this error, the Company is amending its financial statements for the three and six months ended June 30, 2004 and the year ended December 31, 2004 contained in its quarterly report on Form 10-Q for the period ended June 30, 2005 and the Original 10-K. The amendments restate the basic and diluted loss from continuing operations per common share and net loss per common share amounts for the applicable periods in 2004 reported in the Company’s Consolidated Statements of Operations that are included in such reports and further revise related footnotes and other disclosures, including, in this Form 10-K/A, management’s report on internal control over financial reporting and the Company’s independent registered accounting firm’s report thereon, which disclose this error as an effect of the Company’s material weakness in internal control over financial reporting related to the review of complex and judgmental accounting issues. No changes are required to any other financial statement line items, including net loss or any amounts contained in the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Shareholders’ Equity (Deficit) and Consolidated Statements of Cash Flows.
      Other than as required to (i) amend the applicable loss per common share amounts for the applicable periods in 2004 and revise related footnotes and other disclosures to reflect the restatement, (ii) add a reference to the restatement in management’s report on internal control over financial reporting and the Company’s independent registered accounting firm’s report thereon in Item 9A to this Form 10–K/A and (iii) update applicable cross references, no other disclosures presented in the Original 10–K have been updated or modified in this Amendment No. 2. This Amendment No. 2 does not reflect or otherwise update the Original 10–K for events occurring after March 30, 2005. All such other information is unchanged and reflects the disclosures made on March 30, 2005 and June 28, 2005, as applicable. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10–K and our filings made with the Securities and Exchange Commission subsequent to March 30, 2005.
      The following Items and Exhibit have been amended in this Amendment No. 2 as discussed in clauses (i), (ii) and (iii) above, but have not been otherwise updated or modified.

•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Financial Statements and Supplementary Data

•	Part III — Item 9A — Controls and Procedures

•	Part IV — Item 15 — Exhibits and Financial Statement Schedules

•	Exhibit 11.1 — Statement Regarding Computation of Per-Share Earnings

PART II

Item 6.	Selected Financial Data
Item 6 has been amended in this Form 10-K/A to revise the applicable loss per common share amounts for the year ended December 31, 2004 to reflect the restatement and to add a footnote regarding such revisions, but has not been otherwise updated or modified.

	2004
	(as restated)		2003		2002		2001		2000

	(Dollars in millions, except per-share amounts)
Summary of Operations
Sales	$774.2		$739.7		$693.2		$755.2		$974.5
Earnings (loss) from continuing operations before cumulative effect of change in method of accounting(a)	(51.3	)(b)	(183.7	)(b)	(18.7	)(b)	(28.6	)(b)	48.2	(b)
Per common share(c)
Basic	(1.72	)(d)	(5.02)		(.52)		(.80)		1.26
Diluted	(1.72	)(d)(e)	(5.02	)(e)	(.52	)(e)	(.80	)(e)	1.25
Earnings (loss) from discontinued operations	(.5	)(f)	(7.2	)(f)	(16.8	)(f)	(7.0)		22.8
Per common share(c)
Basic	(.01)		(.19)		(.46)		(.19)		.60
Diluted	(.01	)(e)	(.19	)(e)	(.46	)(e)	(.19	)(e)	.60
Cumulative effect of change in method of accounting	—		—		(187.7	)(g)	—		—
Per common share(c)
Basic	—		—		(5.15)		—		—
Diluted	—		—		(5.15	)(e)	—		—
Net earnings (loss)(a)	(51.8)		(190.9)		(223.2)		(35.6)		71.0
Per common share(c)
Basic	(1.73	)(d)	(5.21)		(6.13)		(.99)		1.86
Diluted	(1.73	)(d)(e)	(5.21	)(e)	(6.13	)(e)	(.99	)(e)	1.85
Financial Position at Year End
Working capital of continuing operations	193.4		22.2		166.9		176.5		102.5
Property, plant and equipment-net	128.4		140.8		149.8		165.8		165.0
Total assets	739.9		733.4		947.3		1,528.5		1,481.0
Long-term debt	235.9		163.5		255.4		501.1		371.3
Total debt	253.1		323.4		301.5		576.7		457.2
Net debt (total debt less cash and cash equivalents)	183.9		230.6		179.2		486.6		423.4
Shareholders’ equity (deficit)	50.4		(23.6)		143.5		444.6		494.0
Per common share	(1.42)		(.85)		4.07		13.11		14.64
Other Data
Dividends paid to common shareholders	—		.7		1.4		12.4		16.8
Per common share	—		.02		.04		.37		.50
Capital expenditures	8.8		6.5		6.2		13.5		26.5
Depreciation and amortization	20.3		21.7		23.0		34.9		35.4
Backlog of unfilled orders at year-end	87.3		92.0		76.4		61.2		100.0
Employees (average)	3,490		3,760		4,090		4,672		4,789

(a)	In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The amounts presented herein for the years 2000 through 2003 have been restated to conform to the 2004 presentation.

(b)	Includes restructuring costs of $13.0 million (with no tax benefit) in 2004, $27.1 million ($25.5 million after tax) in 2003, $13.9 million ($8.8 million after tax) in 2002, $17.5 million ($11.0 million after tax) in 2001 and $1.4 million ($.9 million after tax) in 2000. In 2004 and 2003, includes refinancing costs of $21.4 million and $1.8 million, respectively, in both cases with no tax benefit. In 2003 and 2002, includes goodwill impairment charges of $65.6 million and $1.0 million, respectively, in both cases with no tax benefit.

(c)	The number of shares used to compute earnings (loss) per common share data for all years prior to 2004 has been restated to reflect the effects of a “bonus element” inherent in the rights offering that was completed in the fourth quarter of 2004. Under the terms of the offering, holders of common shares were permitted to acquire additional shares at a price of $2.00 per share compared to a weighted-average market price on the closing dates of $2.91 per share. As a result of the bonus element, shares previously used to calculate basic and diluted earnings (loss) per common share were increased by a factor of 1.0891.

(d)	In 2004, loss from continuing operations per common share and net loss per common share include the effect of a beneficial conversion feature that is included in the Series B Preferred Stock that was issued in June 2004. In addition to dividends on all preferred stock, the $15.9 million value of the beneficial conversion feature has been added to the applicable loss amounts in calculating the respective loss per common share amounts. See the Notes to our Consolidated Financial Statements and the Explanatory Note to this Amendment No. 2 on Form 10-K/A for further information.

(e)	For 2004, 2003, 2002 and 2001, diluted earnings per common share is equal to basic earnings per common share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.

(f)	In 2004 and 2003, includes net income of $.8 million and net expense of $.8 million, respectively, related to adjustments of previously recorded gains and losses on divestitures of discontinued operations. In 2002, includes a net gain of $8.4 million on the divestitures of the Valenite and Widia and Werkö metalcutting tools businesses, the planned divestiture of the round metalcutting tools and grinding wheels businesses and adjustments of reserves related to the 1998 sale of the machine tools segment.

(g)	Represents a goodwill impairment charge related to the adoption of a new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7 has been amended in this Form 10-K/A to revise the applicable loss per common share amounts for the year ended December 31, 2004 to reflect the restatement, to add explanatory disclosure regarding such revisions and the restatement and to update applicable cross references, but has not been otherwise updated or modified.

Restatement of Previously Issued Financial Statements
      On October 7, 2005, the Audit Committee of the Board of Directors of the company approved management’s recommendation that the company’s financial statements for the three and six months ended June 30, 2004, the nine months ended September 30, 2004 and the year ended December 31, 2004 be restated due to an error in the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. See the notes to our Consolidated Financial Statements that are included elsewhere herein and the Explanatory Note to this Amendment No. 2 on Form 10–K/ A for further information regarding the restatement.
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

Internal Control Over Financial Reporting
      While our management’s and our independent auditor’s assessments of the effectiveness of internal control over financial reporting are not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. The deficiency consists of inadequate levels of review of complex and judgmental accounting issues. Various adjustments to our financial statements were needed to correct errors resulting from the internal control deficiency. The deficiency manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. This internal control deficiency does not affect our independent auditor’s unqualified report on our financial statements as of December 31, 2004 and for the year then ended. To address this material weakness we have increased our levels of review of complex and judgmental accounting issues and have initiated a plan to add personnel with technical accounting expertise as well as made a commitment to increase professional development for finance and accounting personnel. See Item 9A of this Amendment No. 2 on Form 10-K/A for further discussion of our internal control over financial reporting.

Significant Accounting Policies and Judgments
      The Consolidated Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the note captioned “Summary of Significant Accounting Policies” on pages 39 through 44 of this Form 10-K/A, which should be read in connection with the discussion that follows. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe that the estimates used in the preparation of the Consolidated Financial Statements are reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

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
      Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2005. Specifically, a one-half percent increase in the rate of return on plan assets assumption would have the effect of decreasing pension expense by approximately $2 million. A comparable decrease in this assumption would have the opposite effect. In addition, a one-quarter percent increase in the discount rate would decrease expense by approximately $.9 million. Conversely, a one-quarter percent decrease in the discount rate would have the effect of increasing pension expense by $1.2 million.
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
Results of Operations
      In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs. Accordingly, those discussions should be read in connection with (i) the tables on page 26 of this Form 10-K/A under the caption “Comparative Operating Results” and (ii) the Consolidated Financial Statements and notes thereto that are included herein on pages 35 through 96.

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

Earnings Per Common Share
      As discussed more fully in the note to the Consolidated Financial Statements captioned “Earnings Per Common Share,” the number of shares previously used to compute earnings (loss) per common share data for all years prior to 2004 has been increased by a factor of 1.0891 to reflect the effects of a “bonus element” inherent in a rights offering that was completed in the fourth quarter of 2004. Further, the amounts previously reported for loss per common share from continuing operations and net loss per common share for the year ended December 31, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature. See the notes to our Consolidated Financial Statements that are included elsewhere herein and the Explanatory Note to this Amendment No. 2 on Form 10-K/A for further information.

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

Loss From Continuing Operations
      Our 2004 loss from continuing operations was $51.3 million, or $1.72 per share, compared to a loss of $183.7 million, or $5.02 per share, in 2003. The loss for 2004 includes refinancing costs of $21.4 million and restructuring costs of $13.0 million, in both cases with no tax benefit. The 2004 loss per common share amount also includes the effects of preferred stock dividends and the $15.9 million value of a beneficial conversion feature that is included in the Series B Preferred Stock that was issued in June 2004 (see Liquidity and Sources of Capital). In 2003, the loss from continuing operations includes the $65.6 million goodwill impairment charge (with no tax benefit) as well as $25.5 million in after-tax restructuring costs.

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

Net Loss
      Including the previously discussed refinancing and restructuring costs and the results of discontinued operations, our net loss in 2004 was $51.8 million, or $1.73 per share. The 2004 loss per share amount includes the effects of preferred stock dividends and the beneficial conversion feature that is discussed above. In 2003, our net loss was $190.9 million, or $5.21 per share, which includes the $71 million tax charge as well as restructuring costs and the goodwill impairment charge.
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
      The costs of the actions described above as well as the related cash effects and cost savings are summarized in the tables on pages 18 and 19 of this Form 10-K/A.

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

Results By Segment
      The following sections discuss the operating results of our business segments which are presented in tabular form on pages 83 through 85 of this Form 10-K/A. As presented therein, segment operating profit or loss excludes restructuring costs and goodwill impairment charges.

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
      As discussed more fully in Item 9A of our Form 10-K, we do not expect to file an amendment hereto that includes management’s report and our auditor’s attestation on internal control over financial reporting by the May 2, 2005 deadline. However, we have reached an agreement with the lenders to waive the provision of our asset based facility concerning the timely filing of our Form 10-K as it relates to this information provided, among other things, the amendment is filed no later than June 30, 2005. While we believe we will meet this deadline, failure to do so could result in us being declared in default.
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
Cautionary Statement
      We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2005 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate the identified material weakness in internal control over financial reporting, or any additional material weakness or significant deficiencies that may be identified;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2004 and products expected to be introduced in 2005;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 8.	Financial Statements and Supplementary Data
Item 8 has been amended in this Form 10-K/A (i) to revise the applicable loss per common share amounts for the three months ended June 30, 2004 and December 31, 2004 and the year ended December 31, 2004 to reflect the restatement, (ii) to add a note titled “Restatement of Financial Statements”, (iii) to add certain other explanatory disclosure regarding the restatement, (iv) to revise the report of the company’s independent registered accounting firm on the company’s financial statements to reflect the restatement and (v) to update applicable cross references, but has not been otherwise updated or modified.
      Beginning on page 35 and continuing through page 98 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

MILACRON INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002

	2004
	(as restated)	2003		2002

	(In millions, except per-share amounts)
Sales	$774.2		$739.7	$693.2
Cost of products sold	626.6		603.8	572.1
Cost of products sold related to restructuring	1.4		3.3	1.9

Total cost of products sold	628.0		607.1	574.0

Manufacturing margins	146.2		132.6	119.2
Other costs and expenses
Selling and administrative	126.9		129.0	121.0
Restructuring costs	11.6		23.8	12.0
Refinancing costs	21.4		1.8	—
Goodwill impairment charge	—		65.6	1.0
Other expense — net	2.9		(.2)	(1.0)

Total other costs and expenses	162.8		220.0	133.0

Operating loss	(16.6)		(87.4)	(13.8)
Interest
Income	2.0		1.9	2.2
Expense	(39.3)		(24.9)	(25.5)

Interest — net	(37.3)		(23.0)	(23.3)

Loss from continuing operations before income taxes and cumulative effect of change in method of accounting	(53.9)		(110.4)	(37.1)
Provision (benefit) for income taxes	(2.6)		73.3	(18.4)

Loss from continuing operations before cumulative effect of change in method of accounting	(51.3)		(183.7)	(18.7)
Discontinued operations net of income taxes
Loss from operations	(1.3)		(6.4)	(25.2)
Net gain (loss) on divestitures	.8		(.8)	8.4

Total discontinued operations	(.5)		(7.2)	(16.8)
Cumulative effect of change in method of accounting	—		—	(187.7)

Net loss	$(51.8)		$(190.9)	$(223.2)

Loss per common share — basic and diluted
Continuing operations	$(1.72)		$(5.02)	$(.52)
Discontinued operations	(.01)		(.19)	(.46)
Cumulative effect of change in method of accounting	—		—	(5.15)

Net loss	$(1.73)	$	(5.21)	$(6.13)

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

Pro Forma Loss

	2004
	(as restated)	2003	2002

	(In millions, except
	per-share amounts)
Net loss as reported	$(51.8)	$(190.9)	$(223.2)
Effect on reported loss of accounting for stock options at fair value	(1.2)	(1.1)	(2.2)

Pro forma net loss	$(53.0)	$(192.0)	$(225.4)

Loss per common share — basic and diluted
As reported	$(1.73)	$(5.21)	$(6.13)

Pro forma	$(1.76)	$(5.24)	$(6.19)

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
Restatement of Financial Statements
      The amounts previously reported for basic and diluted loss per common share from continuing operations and net loss per common share for the year ended December 31, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature. As discussed more fully in the note captioned “Shareholders’ Equity,” the Series B Preferred Stock includes a beneficial conversion feature of $15.9 million because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004. U.S. generally accepted accounting principles require that the value of a beneficial conversion feature related to convertible preferred stock be deducted from net earnings or added to net loss in calculating earnings or loss per common share. The amounts per common share originally reported in the Consolidated Statement of Operations for the year ended December 31, 2004 did not give effect to the beneficial conversion feature and have therefore been restated. The note captioned “Earnings Per Common

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share” presents the calculation of the net loss applicable to common shareholders restated to include the effect of the beneficial conversion feature. The effect of the restatement is to increase loss from continuing operations per common share and net loss per common share by $.39 per share. No changes are required to any other financial statement line items, including net loss, or to any amounts included in any other financial statements.
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
      On August 9, 2002, the company completed the sale of its Valenite metalcutting tools business to Sandvik AB for $175 million in cash. After deducting post-closing adjustments that were paid in 2003, transaction costs and sale-related expenses, the net cash proceeds from the sale were approximately $145 million, a majority of which was used to repay bank borrowings. The company recorded an after-tax gain on the sale of $31.3 million in 2002 that was subsequently adjusted to $31.7 million in 2003 and to $31.3 million in 2004.
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, are resulting in restructuring costs of $13.3 million, including $3.3 million in 2002, $4.0 million in 2003 and $5.5 million in 2004. The amount for 2004 includes costs to complete the move of the mold making operation and a fourth quarter charge of $3.6 million to reduce the carrying value of the Manchester facility to its expected realizable value based on revised estimates of its current market value. An additional $.5 million is expected to be charged to expense in 2005. Of the total cost of $13.3 million, $1.5 million relates to employee severance costs, $5.9 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $4.0 million to other move-related costs, including employee, inventory and machinery and equipment relocation. The cash cost of the relocations will be approximately $6.0 million, including $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $3.9 million for other costs, principally to relocate inventory and machinery and equipment. The non-cash cost of $7.3 million relates principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production and warehousing (including the closure of one small facility and the downsizing of two other facilities), closures of sales offices, voluntary early retirement programs and general overhead reductions, are expected to result in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.6 million was expensed in 2004 to substantially complete them. Of the total cost of $11.8 million, $3.7 million relates to the machinery technologies — North America segment, $2.7 million to the machinery technologies — Europe segment and $5.0 million to the mold technologies segment. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company’s defined benefit pension plan for U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.2 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company’s funding requirements in future years. The cash costs of the initiatives — including $7.0 million for severance and other termination benefits, $.5 million for lease termination and other facility exit costs and $.9 million for other costs will be $8.4 million. Of this amount, $3.5 million was spent in 2003 and another $4.7 million was spent in 2004. The non-cash cost of the 2003 initiatives was $3.4 million and related principally to early retirement benefits to be funded through the pension plan as discussed above.
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Earnings Applicable to Common Shareholders

	2004
	(as restated)	2003	2002

	(In millions)
Net loss	$(51.8)	$(190.9)	$(223.2)
Dividends on preferred shares	(3.1)	(.2)	(.2)
Beneficial conversion feature related to Series B Preferred Stock(a)	(15.9)	—	—

Loss applicable to common shareholders	$(70.8)	$(191.1)	$(223.4)

(a)	Represents a beneficial conversion feature arising from the fact that holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Shares

	2004	2003	2002

	(In thousands)
Weighted-average common shares outstanding	40,955	36,660	36,465
Effect of dilutive stock options and restricted shares	—	—	—

Weighted-average common shares assuming dilution	40,955	36,660	36,465

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
      The facility includes a number of covenants. On November 8, 2004, the company reached an agreement with the lenders to waive various technical defaults. On March 14, 2005, the company reached an agreement with the lenders to waive certain provisions under the facility as they relate solely to any delay in filing an amendment to our Form 10-K containing management’s report and the auditor’s attestation on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Such waiver, however, is subject to certain conditions, including that management’s report and the auditor’s attestation are filed no later than June 30, 2005. Failure to meet the June 30, 2005 deadline, without a subsequent waiver, could result in the company being in default or unable to borrow under the facility. After giving effect to the previously discussed February 11, 2005 amendment, the company was in compliance with all covenants as of December 31, 2004.
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
      The Series B Preferred Stock includes a beneficial conversion feature of $15.9 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Balance Sheet at December 31, 2004, the $15.9 million related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock and has been applied as a direct increase of accumulated deficit. The $15.9 million value of the beneficial conversion feature has been added to loss from continuing operations and net loss for 2004 in calculating the related loss per common share amounts for that year (see Earnings Per Common Share).
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MILACRON INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As discussed in the footnote titled Restatement of Financial Statements, the accompanying financial statements have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Milacron Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 28, 2005 (except for the second paragraph under Review of Complex and Judgmental Accounting Issues, as to which the date is October 10, 2005), expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Cincinnati, Ohio
March 25, 2005
(except for the footnote titled
Restatement of Financial
Statements, as to which the date is October 10, 2005)

SUPPLEMENTARY FINANCIAL INFORMATION
          Operating Results by Quarter (Unaudited)

	2004

	(as restated)
	Qtr 1	Qtr 2	Qtr 3	Qtr 4

	(In millions, except per-share amounts)
Sales	$188.9	$191.7	$180.5	$213.1
Manufacturing margins	32.8	35.5	34.2	43.7
Percent of sales	17.4%	18.5%	18.9%	20.5%
Loss from continuing operations(a)	(16.0)	(27.9)	(5.5)	(1.9)
Per common share — basic and diluted(b)(c)	(.43)	(.99)	(.18)	(.03)
Discontinued operations	(.6)	.1	—	—
Per common share — basic and diluted(b)	(0.2)	—	—	—
Net loss	(16.6)	(27.8)	(5.5)	(1.9)
Per common share — basic and diluted(b)(c)	(.45)	(.99)	(.18)	(.03)

	2003

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$190.2	$181.6	$170.2	$197.7
Manufacturing margins	32.0	28.2	31.6	40.8
Percent of sales(d)	16.8%	15.5%	18.6%	20.6%
Loss from continuing operations(e)	(7.6)	(88.1)	(65.3)	(22.7)
Per common share — basic and diluted(b)	(.21)	(2.41)	(1.78)	(.62)
Discontinued operations	(.7)	(3.0)	(2.0)	(1.5)
Per common share — basic and diluted(b)	(.02)	(.08)	(.05)	(.04)
Net loss(d)	(8.3)	(91.1)	(67.3)	(24.2)
Per common share — basic and diluted(b)	(.23)	(2.49)	(1.83)	(.66)

(a)	Includes restructuring costs of $1.1 million in quarter 1, $1.7 million in quarter 2, $2.3 million in quarter 3 and $7.9 million in quarter 4, in all cases with no tax benefit.

(b)	As discussed more fully in the notes to the Consolidated Financial Statements that are included elsewhere herein, the number of shares used to compute earnings (loss) per common share data for all periods prior to the fourth quarter of 2004 has been restated to reflect the effects of a “bonus element” inherent in a rights offering that was completed in that quarter.

(c)	As discussed more fully in the notes to the Consolidated Financial Statements that are included elsewhere herein, the Series B Preferred Stock that was issued in the second quarter of 2004 includes a beneficial conversion feature arising from the fact that the holders thereof are able to acquire common shares of the company at an effective conversion price that is less than their fair value as of March 12, 2004. The beneficial conversion feature was initially assigned a value of approximately $18.0 million in the second quarter. This amount has been added to the loss from continuing operations and net loss for the second quarter in calculating the related loss per common share amounts. The value of the beneficial conversion feature was subsequently adjusted to $15.9 million in the fourth quarter based on an independent appraisal of contingent warrants that were issued to the holders of the Series B Preferred Stock. The $2.1 million reduction in value has been applied to reduce the loss amounts for the fourth quarter of 2004 in calculating the applicable per-share amounts.

(d)	In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The Consolidated Financial Statements for all prior periods have been restated to conform to the 2004 presentation.

(e)	Includes restructuring costs of $6.0 million ($4.8 million after tax) in quarter 1, $6.3 million with no tax benefit in quarter 2, $6.4 million ($6.3 million after tax) in quarter 3 and $8.4 million ($8.1 million after tax) in quarter 4. Also includes goodwill impairment charges of $52.3 million in quarter 3 and $13.3 million in quarter 4, in both cases with no tax benefit.

PART III

Item 9A.	Controls and Procedures
Management’s report on internal control over financial reporting and the company’s independent registered accounting firm’s report thereon have each been amended in this Form 10-K/A to add reference to the restatement as an effect of the company’s material weakness in internal control over financial reporting related to review of complex and judgemental accounting issues, but have not been otherwise updated or modified.
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

•	Review of Complex and Judgmental Accounting Issues — There are inadequate levels of review of complex and judgmental accounting issues. Various audit adjustments were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. These adjustments are reflected in the company’s audited financial statements for the year ended December 31, 2004. In addition, during the fourth quarter of 2005, the company became aware of the need to restate its consolidated financial statements due to the failure to consider the effect of a beneficial conversion feature on the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. This error also represents an effect of the material weakness in review of complex and judgemental accounting issues.
        To address this material weakness, the company continues to implement remediation plans, including the following:

•	The company implemented increased levels of review of complex and judgmental accounting issues.

•	The company initiated a plan to add personnel with technical accounting expertise and began a search for qualified candidates.

•	The company implemented a new policy and guidelines for increased, individualized professional development for finance and accounting personnel.

•	Segregation of Duties — There is inadequate segregation of incompatible duties with respect to the company’s manual and computer-based business processes at the corporate and operating levels. Such inadequacy in segregation of incompatible duties significantly reduced or eliminated the effectiveness of many of the company’s internal controls over the accounts which comprise the consolidated financial statements. This material weakness has been caused primarily by two factors:

•	Instances in which, as a result of the company’s effort to stream-line business processes, individuals are in various conflicting roles; and

•	The use of older computer systems which are not always capable of limiting users access to certain transactions.

No audit adjustments to the company’s audited financial statements for the year ended December 31, 2004 resulted from this material weakness.

To address this material weakness, the company will implement, based on specific circumstances, one or more measures, which will include:

•	Reassignment of certain responsibilities in order to eliminate incompatible roles;

•	Implementation of independent reviews of certain completed transactions; and

•	Further restriction of access to certain sensitive, conflicting transactions.

Additionally, the company is in the process of implementing a company-wide, state-of-the-art enterprise resource system to upgrade its overall operating systems. In addition to the many operating benefits, the new system will also be capable of adequate segregation of duties. The conversion over to this new computer system is scheduled to begin in early 2006.

•	Inventory Valuation — There are insufficient controls with respect to the accounting for inventories primarily at one major North American manufacturing location. Specifically, the Company did not have effective controls to ensure inventory was properly valued and to ensure inventory was properly relieved at the time of sale. No significant audit adjustments to the company’s audited financial statements as of December 31, 2004 were necessary as a result of this condition. In addition, management believes that inventory values at that date and the related cost of sales for the year ended December 31, 2004 are fairly stated in all material respects.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Milacron Inc.
      We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A of this Amended Annual Report on Form 10-K, that Milacron Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the three material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Milacron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      Review of Complex and Judgmental Accounting Issues — The Company does not have adequate levels of review of complex and judgmental accounting issues. Various audit adjustments to the financial statements as of and for the year ended December 31, 2004 were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of deferred tax valuation allowances, litigation reserves, and receivable amounts due from third-party insurers.
      In addition, during the fourth quarter of 2005, the Company became aware of the need to restate its consolidated financial statements for the year ended December 31, 2004 due to the failure to consider the effect of a beneficial conversion feature on the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. This error also represents an effect of the material weakness in review of complex and judgmental accounting issues.
      Segregation of Duties — There is inadequate segregation of incompatible duties within the Company’s manual and computer-based business processes at the corporate and operating levels. The inadequate segregation of incompatible duties significantly reduced or eliminated the effectiveness of many of the Company’s internal controls over the accounts which comprise the consolidated financial statements.

      Accounting for Inventories — There are insufficient controls with respect to the accounting for inventories primarily at one major North American manufacturing location. Specifically, the Company did not have effective controls to ensure inventory was properly valued and to ensure inventory was properly relieved at the time of sale.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements and this report does not affect our report dated March 25, 2005 except for the footnote titled Restatement of Financial Statements, as to which the date is October 10, 2005, on those financial statements.
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

/s/ Ernst & Young LLP
Cincinnati, Ohio
June 28, 2005 (except for the second paragraph
under Review of Complex and Judgmental Accounting
Issues, as to which the date is October 10, 2005.)

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Item 15(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules
      The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:
      The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2004, 2003 and 2002 was filed on Form 10-K (filed March 30, 2005) pursuant to Item 15(c):
Schedule II — Valuation and Qualifying Accounts and Reserves
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
Item 15 (b) — Index to Certain Exhibits and Financial Statement Schedules
      The following exhibits are filed with this Amendment No. 2 on Form 10-K/A to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Exhibit 11.1	Statement Regarding Computation of Per-Share Earnings
Exhibit 23.2	Consent of Experts and Counsel
Exhibit 31.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.6	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Ross A. Anderson

Ross A. Anderson;
Vice President — Finance and
Chief Financial Officer
Date: October 14, 2005