Form 10-Q/A
period 2005-06-30
MILACRON INC
filed 2005-10-14
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Milacron Inc. and Subsidiaries
Index

EXPLANATORY NOTE
Milacron, Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the period ended June 30, 2005 (originally filed on August 8, 2005) (the “Original 10-Q”). The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is to restate our consolidated financial statements for the period ended June 30, 2004 and amend related disclosures, as described below and in the Notes to our Consolidated Financial Statements.
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

			Nine Months
	Three Months	Six Months	Ended	Year Ended
	Ended June	Ended June	September	December 31,
	30, 2004	30, 2004	30, 2004[a]	2004
As originally reported:
Net loss per common share — basic and diluted:	$(0.60)	$(1.07)	$(1.28)	$(1.34)
As corrected:
Net loss per common share — basic and diluted:	(0.99)[b]	(1.50)[b]	(1.72)[b]	(1.73)[c]
Increase in net loss per common share	(0.39)	(0.43)	(0.44)	(0.39)

(a)	Net loss per common share for the three months ended September 30, 2004 is correct as originally reported and is therefore not being restated.

(b)	Beneficial conversion feature valued at approximately $18.0 million.

(c)	Beneficial conversion feature valued at approximately $15.9 million.
Exhibit 11.1 to this Form 10-Q/A presents the calculation of the net loss applicable to common shareholders restated to include the effect of the beneficial conversion feature.
As a result of this error, the Company is amending its financial statements for the three and six months ended June 30, 2004 and the year ended December 31, 2004 contained in the Original 10-Q and its Annual Report on Form 10-K for the period ended December 30, 2004. The amendments restate the basic and diluted loss from continuing operations per common share and net loss per common share amounts for the applicable periods in 2004 reported in the Company’s Consolidated Statements of Operations that are included in such reports and further revise related footnotes and other disclosures, including in the Company’s Form 10-K, management’s report on internal control over financial reporting and the Company’s independent registered accounting firm’s report thereon, which disclose this error as an effect of the Company’s material weakness in internal control over financial reporting related to the review of complex and judgmental accounting issues. No changes are required to any other financial statement line items, including net loss or any amounts contained in the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Shareholders’ Equity (Deficit) and Consolidated Statements of Cash Flows.
Other than as required to (i) amend the applicable loss per common share amounts for the applicable periods in 2004 and revise related footnotes and other disclosures to reflect the restatement and (ii) update applicable cross references, no other disclosures presented in the Original 10-Q have been updated or modified in this Amendment No. 1. This Amendment No. 1 does not reflect or otherwise update the Original 10-Q for events occurring after August 8, 2005. Such other information is unchanged and reflects the disclosures made on August 8, 2005. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and our filings made with the Securities and Exchange Commission subsequent to August 8, 2005.
The following Items and Exhibit have been amended in this Amendment No. 1 as discussed in clauses (i) and (ii) above, but have not been otherwise updated or modified.
•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 6 — Exhibits

•	Exhibit 11.1 — Statement Regarding Computation of Per-Share Earnings

PART I Financial Information
Item 1 - Financial Statements
Item 1 has been amended in this Form 10-Q/A (i) to revise the applicable loss per common share amounts for the three and six months ended June 30, 2004 to reflect the restatement, (ii) to add a note titled “Restatement of Financial Statements”, (iii) to add certain other explanatory disclosure regarding the restatement and (iv) to update applicable cross references, but has not been otherwise updated or modified.
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per-share amounts)	2005	2004	2005	2004
		(as restated)		(as restated)

Sales	$208.8	$191.7	$401.1	$380.6
Cost of products sold	171.0	156.2	331.1	312.3

Manufacturing margins	37.8	35.5	70.0	68.3
Other costs and expenses
Selling and administrative	33.7	30.8	67.2	61.7
Refinancing costs	—	14.6	—	21.0
Restructuring costs	.3	1.7	.7	2.8
Other (income) expense — net	.2	(.1)	(.8)	1.3

Total other costs and expenses	34.2	47.0	67.1	86.8

Operating earnings (loss)	3.6	(11.5)	2.9	(18.5)

Interest
Income	.4	.5	.9	.9
Expense	(7.4)	(15.8)	(16.1)	(24.1)

Interest — net	(7.0)	(15.3)	(15.2)	(23.2)

Loss from continuing operations before income taxes	(3.4)	(26.8)	(12.3)	(41.7)
Provision for income taxes	1.0	1.1	1.2	2.2

Loss from continuing operations	(4.4)	(27.9)	(13.5)	(43.9)
Discontinued operations net of income taxes	.6	.1	.6	(.5)

Net loss	$(3.8)	$(27.8)	$(12.9)	$(44.4)

Net loss applicable to common shareholders	$(5.3)	$(45.9)	$(15.9)	$(62.6)

Loss per common share — basic and diluted
Continuing operations	$(.12)	$(.99)	$(.34)	$(1.49)
Discontinued operations	.01	—	.01	(.01)

Net loss	$(.11)	$(.99)	$(.33)	$(1.50)

Weighted-average common shares outstanding assuming dilution (in thousands)	47,600	46,476	47,560	41,705
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
Pro Forma Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per-share amounts)	2005	2004	2005	2004
		(as restated)		(as restated)

Net loss as reported	$(3.8)	$(27.8)	$(12.9)	$(44.4)
Effect on reported loss of accounting for stock options at fair value	—	(1.0)	—	(1.2)

Pro forma net loss	$(3.8)	$(28.8)	$(12.9)	$(45.6)

Loss per common share - basic and diluted
As reported	$(.11)	$(.99)	$(.33)	$(1.50)

Pro forma	$(.11)	$(1.01)	$(.33)	$(1.53)

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
Restatement of Financial Statements
     The amounts previously reported for basic and diluted loss per common share from continuing operations and net loss per common share for the three and six months ended June 30, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature. As discussed more fully in the note captioned “Shareholders’ Equity,” the Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004. U.S. generally accepted accounting principles require that the value of a beneficial conversion feature related to convertible preferred stock be deducted from net earnings or added to net loss in calculating earnings or loss per common share. The per common share amounts previously reported in the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2004 did not give effect to the beneficial conversion feature and have therefore been restated. The effect of the restatement is to increase loss from continuing operations and net loss by $.39 per share and by $.43 per share for the three and six months ended June 30, 2004, respectively. No changes are required to any other financial statement line items, including net loss, or to any amounts included in any other financial statements.
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
Refinancing Transactions
     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8 % Notes that were due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The Series B Preferred Stock includes a beneficial conversion feature of approximately $15.9 million because on the date of issuance the holders were able to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Condensed Balance Sheets at December 31, 2004 and June 30, 2005, the $15.9 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock. The beneficial conversion feature was initially valued at $18.1 million and later adjusted to the current $15.9 million amount based on an independent appraisal of the contingent warrants that are discussed below. The original $18.1 million value was applied as a direct increase of accumulated deficit during the second quarter of 2004. This change in the accumulated deficit was later adjusted to $15.9 million in the fourth quarter of that year. The value of the beneficial conversion feature at June 30, 2004 has been added to the net losses for the three and six months then ended in calculating the net loss per common share amounts for those periods.
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
     The amounts previously reported for loss per common share from continuing operations and net loss per common share for the three and six months ended June 30, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature (see Shareholders’ Equity).

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
Item 2 has been amended in this Form 10-Q/A to revise the applicable loss per common share amounts for the three and six months ended June 30, 2004 to reflect the restatement, to add explanatory disclosure regarding such revisions and the restatement and to update applicable cross references, but has not been otherwise updated or modified.
Restatement of Previously Issued Financial Statements
     On October 7, 2005, the Audit Committee of the Board of Directors of the company approved management’s recommendation that the company’s financial statements for the three and six months ended June 30, 2004, the nine months ended September 30, 2004 and the year ended December 31, 2004 be restated due to an error in the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. See the notes to our Consolidated Condensed Financial Statements that are included elsewhere herein and the Explanatory Note to this Amendment No. 1 on Form 10-Q/A for further information regarding the restatement.
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
Operating Results
     In the second quarter of 2005 we incurred a net loss of $3.8, or $.11 per share. This reflected significant improvement over the second quarter of 2004 in which we had a net loss of $27.8 million, or $.99 per share, which included $14.6 million in refinancing costs and a non-cash writeoff adding $6.4 million to interest expense. The loss per share amount for 2004 also includes the effect of an $18.0 million addition to the net loss for the period from a beneficial conversion feature that is related to the convertible preferred stock that we issued during the quarter (see Liquidity and Sources of Capital). This adjustment is required by U.S. generally accepted accounting principles and arises from the ability of the holders of the preferred stock to acquire common shares at an effective conversion price that is less than their fair value. The second quarter of 2005 also compared favorably to the net loss of $9.1 million, or $.22 per share, incurred in the first quarter of the year.
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
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 45 of this Form 10-Q/A under the caption “Comparative Operating Results,” (ii) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (iii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.
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
     For all of 2005, we expect to make cash contributions to the plan of $2.5 million. Of this amount, $1.1 million was contributed in the first two quarters. Estimated contributions for years subsequent to 2005 are presented in the table on page 47 of this Form 10-Q/A captioned “Contractual Obligations” and discussed in note (a) thereto.
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
Restructuring Costs
     The following paragraphs discuss certain of the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs” on pages 10 through 13 of this Form 10-Q/A which should be read in connection with the discussion that follows.
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
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form on pages 25 and 26 of this Form 10-Q/A.

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
Loss From Continuing Operations
     Our loss from continuing operations in the second quarter of 2005 was $4.4 million, or $.12 per share, compared to a loss of $27.9 million, or $.99 per share, in 2004. The per-share amount for 2004 includes $18.0 million related to a beneficial conversion feature that is included in the Series B Preferred Stock that we issued in June 2004 (see Liquidity and Sources of Capital). Under U.S. generally accepted accounting principles, this amount must be added to the reported loss from continuing operations in calculating the loss per common share for the period. The loss for 2005 includes restructuring costs of $.7 million, with no current tax benefit. The amount for 2004 includes refinancing costs of $14.6 million and restructuring costs of $1.7 million, in both cases, with no tax benefit.
     For the first two quarters of 2005, we had a loss from continuing operations of $13.5 million, or $.34 per share, which includes after-tax restructuring costs of $.7 million. Including after-tax restructuring costs of $2.8 million and refinancing costs of $21.0 million, our loss from continuing operations for the first half of 2004 was $43.9 million, or $1.49 per share. The loss per share amount for 2004 includes the effect of the beneficial conversion feature that is discussed above.
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
Net Loss
     Including restructuring costs and the effect of discontinued operations, we had a net loss of $3.8 million, or $.11 per share, in the second quarter of 2005. In the second quarter of 2004, we had a net loss including the refinancing costs, restructuring costs and discontinued operations of $27.8 million, or $.99 per share. In the first two quarters of 2005, we had a net loss of $12.9 million, or $.33 per share, compared to a loss of $44.4 million, or $1.50 per share, in the comparable period of 2004. Both per-share amounts for 2004 include the effect of the beneficial conversion feature that is discussed above.
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
     In the first six months of 2005, investing activities used $1 million of cash due to capital expenditures of $3 million, the effect of which was partially offset by the second quarter sale of idle facilities. Including the divestiture proceeds, investing activities provided $5 million of cash in the first six months of 2004.
     In the second quarter of 2005, financing activities used $2 million of cash due to preferred stock dividends and debt repayments. In the comparable period of 2004, financing activities used $21 million of cash. The amount for 2004 includes $220 million of net proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011. This amount was offset by the repayment of the Credit Suisse First Boston credit facility and the repurchase of substantially all of the 7 5/8% Eurobonds due 2005 – both of which took place on June 10, 2004 – and by $14 million of debt issuance costs.
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

PART II Other Information
Item 6. Exhibits
The following exhibits are filed with this Amendment No. 1 on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005.

Exhibit 11.1	-	Statement Regarding Computation of Per-Share Earnings

Exhibit 31.3	-	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.4	-	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	-	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.

Date: October 14, 2005	By:	/s/ Ross A. Anderson

Ross A. Anderson
Vice President – Finance and
Chief Financial Officer

Index to Exhibits
The following exhibits are filed with this Amendment No. 1 on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005.

Exhibit 11.1	—	Statement Regarding Computation of Per-Share Earnings

Exhibit 31.3	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.4	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	—	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002