Form 10-Q
period 2005-09-30
MILACRON INC
filed 2005-11-07
CIK 716823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the transition period from ______________________ to ___________________
Commission file number 1-8485
MILACRON INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 31-1062125

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2090 Florence Avenue, Cincinnati, Ohio	45206

(Address of principal executive offices)	(Zip Code)
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
Yes ☑     No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes ☑      No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2005: 49,933,352

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Item 1. Financial Statements
     As described in the note to the Consolidated Condensed Financial Statements captioned “Restatement of Financial Statements,” the amounts previously reported for loss from continuing operations per common share and net loss per common share for the nine months ended September 30, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature. For further information regarding this restatement, please refer to the company’s Form 10-K/A for year ended December 31, 2004 and Form 10-Q/A for the quarter ended June 30, 2005, each filed with the SEC on October 14, 2005.
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2005	2004	2005	2004
(In millions, except share and per-share amounts)				(as restated)

Sales	$190.7	$180.5	$591.8	$561.2
Cost of products sold	157.3	144.6	488.4	457.0
Cost of products sold related to restructuring	—	1.7	—	1.7

Total cost of products sold	157.3	146.3	488.4	458.7

Manufacturing margins	33.4	34.2	103.4	102.5
Other costs and expenses
Selling and administrative	31.3	30.8	98.5	92.6
Refinancing costs	—	.4	—	21.4
Restructuring costs	.1	.6	.8	3.4
Other expense — net	1.3	.5	.5	1.7

Total other costs and expenses	32.7	32.3	99.8	119.1

Operating earnings (loss)	.7	1.9	3.6	(16.6)
Interest
Income	.4	.6	1.3	1.4
Expense	(8.1)	(7.2)	(24.2)	(31.2)

Interest — net	(7.7)	(6.6)	(22.9)	(29.8)

Loss from continuing operations before income taxes	(7.0)	(4.7)	(19.3)	(46.4)
Provision for income taxes	.6	.8	1.8	3.0

Loss from continuing operations	(7.6)	(5.5)	(21.1)	(49.4)
Discontinued operations net of income taxes	.7	—	1.3	(.5)

Net loss	$(6.9)	$(5.5)	$(19.8)	$(49.9)

Net loss applicable to common shareholders	$(8.4)	$(7.0)	$(24.3)	$(69.5)

Loss per common share — basic and diluted
Continuing operations	$(.20)	$(.18)	$(.54)	$(1.71)
Discontinued operations	.02	—	.03	(.01)

Net loss	$(.18)	$(.18)	$(.51)	$(1.72)

Weighted-average common shares outstanding assuming dilution (in thousands)	47,706	37,817	47,607	40,377
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Sept. 30,	Dec. 31,
(In millions, except par value)	2005	2004

Assets
Current assets
Cash and cash equivalents	$48.3	$69.2
Notes and accounts receivable, less allowances of $11.4 in 2005 and $12.1 in 2004	117.3	134.6
Inventories
Raw materials	8.9	8.1
Work-in-process and finished parts	78.9	69.2
Finished products	74.3	76.6

Total inventories	162.1	153.9
Other current assets	47.4	49.1

Total current assets	375.1	406.8
Property, plant and equipment — net	116.0	128.4
Goodwill	84.5	86.6
Other noncurrent assets	109.2	116.1

Total assets	$684.8	$737.9

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$1.9	$11.2
Long-term debt and capital lease obligations due within one year	2.6	6.0
Trade accounts payable	75.7	80.3
Advance billings and deposits	18.9	18.6
Accrued and other current liabilities	92.7	97.3

Total current liabilities	191.8	213.4
Long-term accrued liabilities	244.7	238.2
Long-term debt	234.0	235.9

Total liabilities	670.5	687.5

Commitments and contingencies	—	—

Shareholders’ equity
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock	112.9	112.9
Common shares, $.01 par value (outstanding: 49.9 in 2005 and 48.6 in 2004)	.5	.5
Capital in excess of par value	347.8	347.2
Contingent warrants	.5	.5
Accumulated deficit	(337.0)	(312.7)
Accumulated other comprehensive loss	(116.4)	(104.0)

Total shareholders’ equity	14.3	50.4

Total liabilities and shareholders’ equity	$684.8	$737.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders’ Equity
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

4% Cumulative Preferred Shares
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning and end of period	112.9	113.1	112.9	—
Net proceeds from issuance	—	(.1)	—	94.9
Beneficial conversion feature		—		18.1

Balance at end of period	112.9	113.0	112.9	113.0
Common shares
Balance at beginning of period	348.0	322.7	347.7	318.8
Net restricted stock activity	—	—	—	3.1
Reissuance of treasury shares	.3	.6	.6	1.3
Beneficial conversion feature related to Series A Notes	—	—	—	6.6
Conversion of Series A Notes to common stock	—	—	—	28.1
Conversion to Series B Preferred Stock	—	—	—	(34.6)

Balance at end of period	348.3	323.3	348.3	323.3
Contingent warrants
Balance at beginning of the period	.5	2.6	.5	—
Issuance of contingent warrants	—	—	—	2.6

Balance at end of period	.5	2.6	.5	2.6
Accumulated deficit
Beginning balance as originally reported		(314.7)		(252.0)
Effect of restatement for change in method of accounting		10.3		10.3

Restated balance at beginning of period	(328.6)	(304.4)	(312.7)	(241.7)
Net loss for the period	(6.9)	(5.5)	(19.8)	(49.9)
Dividends paid and declared
4% Cumulative Preferred shares	—	(.1)	(.1)	(.3)
6% Series B Convertible Preferred Stock	(1.5)	(1.3)	(4.4)	(1.3)
Beneficial conversion feature related to Series B Preferred Stock	—	—	—	(18.1)

Balance at end of period	(337.0)	(311.3)	(337.0)	(311.3)
Accumulated other comprehensive loss
Balance at beginning of the period	(118.2)	(108.8)	(104.0)	(106.7)
Foreign currency translation adjustments	1.8	2.5	(12.4)	.4
Other	—	(.1)	—	(.1)

Balance at end of period	(116.4)	(106.4)	(116.4)	(106.4)

Total shareholders’ equity	$14.3	$27.2	$14.3	$27.2

Net loss for the period	$(6.9)	$(5.5)	$(19.8)	$(49.9)
Change in accumulated other comprehensive income (loss)	1.8	2.4	(12.4)	.3

Total comprehensive loss	$(5.1)	$(3.1)	$(32.2)	$(49.6)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(6.9)	$(5.5)	$(19.8)	$(49.9)
Operating activities providing (using) cash
Loss from discontinued operations	—	—	—	1.3
Net gains on divestitures	(.7)	—	(1.3)	(.8)
Depreciation and amortization	4.4	4.9	13.5	15.3
Refinancing costs	—	.4	—	21.4
Restructuring costs	.1	2.3	.8	5.1
Deferred income taxes	—	2.1	.1	2.4
Working capital changes
Notes and accounts receivable	10.3	(1.0)	13.6	(32.6)
Inventories	(2.0)	.3	(13.4)	1.2
Other current assets	(.7)	(1.8)	1.3	(7.5)
Trade accounts payable	1.5	(.2)	(.6)	3.2
Other current liabilities	5.4	(2.9)	(1.4)	(11.6)
Decrease in other noncurrent assets	2.0	.5	4.5	2.3
Increase (decrease) in long-term accrued liabilities	1.2	(4.4)	8.3	(2.6)
Other-net	.2	.4	.3	1.8

Net cash provided (used) by operating activities	14.8	(4.9)	5.9	(51.0)
Investing activities cash flows
Capital expenditures	(3.7)	(1.4)	(7.0)	(4.3)
Net disposals of property, plant and equipment	—	.2	2.1	.4
Divestiture	.3	—	.3	8.0

Net cash provided (used) by investing activities	(3.4)	(1.2)	(4.6)	4.1
Financing activities cash flows
Issuance of long-term debt	—	—	—	219.8
Repayments of long-term debt	(.4)	(.4)	(4.6)	(261.0)
Increase (decrease) in short-term borrowings	1.1	9.1	(9.4)	67.4
Debt issuance costs	—	(3.0)	(.6)	(24.9)
Costs of 2004 rights offering	—	—	(1.1)	—
Dividends paid	(1.6)	(1.4)	(4.7)	(1.6)

Net cash provided (used) by financing activities	(.9)	4.3	(20.4)	(.3)
Effect of exchange rate fluctuations on cash and cash equivalents	.4	.3	(1.8)	(.9)
Cash flows related to discontinued operations	—	—	—	(4.2)

Increase (decrease) in cash and cash equivalents	10.9	(1.5)	(20.9)	(52.3)
Cash and cash equivalents at beginning of period	37.4	42.0	69.2	92.8

Cash and cash equivalents at end of period	$48.3	$40.5	$48.3	$40.5

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
     During 2005, the company revised its method of quantifying amounts recoverable from excess liability insurance carriers. Certain amounts in the Consolidated Condensed Balance Sheet at December 31, 2004 have been reclassified to conform to the 2005 presentation. The effect was to decrease other noncurrent assets and long-term accrued liabilities by $2.1 million each.
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
Pro Forma Loss

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions, except per-share amounts)	2005	2004	2005	2004
				(as restated)

Net loss as reported	$(6.9)	$(5.5)	$(19.8)	$(49.9)
Effect on reported loss of accounting for stock options at fair value	—	—	—	(1.2)

Pro forma net loss	$(6.9)	$(5.5)	$(19.8)	$(51.1)

Net loss applicable to common shareholders
As reported	$(8.4)	$(7.0)	$(24.3)	$(69.5)

Pro forma	$(8.4)	$(7.0)	$(24.3)	$(70.7)

Loss per common share — basic and diluted
As reported	$(.18)	$(.18)	$(.51)	$(1.72)

Pro forma	$(.18)	$(.18)	$(.51)	$(1.75)

     The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the early vesting of all stock options outstanding as of that date. Accordingly, the pro forma net loss amount for the nine months ended September 30, 2004 includes a charge of $.7 million in excess of the amount that would otherwise be reported to recognize all remaining compensation expense related to those stock options. For the third quarters of 2005 and 2004 and for the nine months ended September 30, 2005, the pro forma expense amounts related to stock options granted subsequent to April 15, 2004 are less than $.1 million in each period.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     As discussed more fully below, a newly issued accounting standard will require the company to include expense related to stock options in its financial statements beginning in the first quarter of 2006 rather than reporting it on a pro forma basis as in the past.
Change in Method of Accounting
     In the fourth quarter of 2004, the company elected to change its method of accounting for certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The company’s financial statements for all prior periods were restated to conform to the 2004 presentation. The effect of the restatement was to decrease the accumulated deficit as of December 31, 2003 and September 30, 2004 by $10.3 million.
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
Restatement of Financial Statements
     The amounts previously reported for basic and diluted loss per common share from continuing operations and net loss per common share for the nine months ended September 30, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature. As discussed more fully in the note captioned “Shareholders’ Equity,” the Series B Preferred Stock includes a beneficial conversion feature because it allows the holders thereof to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004. U.S. generally accepted accounting principles require that the value of a beneficial conversion feature related to convertible preferred stock be deducted from net earnings or added to net loss in calculating earnings or loss per common share. The per common share amounts previously reported in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004 did not give effect to the beneficial conversion feature and have therefore been restated. The effect of the restatement is to increase the per-share amounts for both loss from continuing operations and net loss by $.44 per share. No changes are required to any other financial statement line items, including net loss, or to any amounts included in any other financial statements.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The grinding wheels business is reported as a discontinued operation in the Consolidated Condensed Financial Statements through the date of its disposition. Operating results for this business are presented in the table that follows. As presented in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004, discontinued operations also includes income of $.8 million from the adjustment of the loss on the sale that is discussed below.
Loss From Discontinued Operations

Nine Months Ended
(In millions)	Sept. 30, 2004

Sales	$9.6

Operating loss	(.8)
Allocated interest expense	(.1)
Other allocated costs	(.4)

Loss from operations (a)	$(1.3)

(a)	No current tax benefit could be recorded for the losses incurred in 2004 (see Income Taxes).
     Allocated interest expense represents an allocated portion of consolidated interest expense based on the ratio of net assets to be sold to consolidated assets.
     As presented in the Consolidated Condensed Statements of Operations for the third quarter of 2005 and the nine months ended September 30, 2005, discontinued operations represents income of $.7 million and $1.3 million, respectively, for adjustments of reserves related to prior divestitures. These adjustments resulted from the favorable resolution of tax and other contingencies. During the nine months ended September 30, 2004, the loss from discontinued operations is net of the $.8 million adjustment of the loss on the sale of the grinding wheels business that is discussed above.
Refinancing Costs
     During the first quarter of 2004, the company charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). The company’s refinancing costs in the second quarter of 2004 totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. The second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million repayment penalty for the term loan included in the Credit Suisse First Boston credit facility. An additional $.4 million of expense related to the tender offer was recorded in the third quarter of 2004. Subsequent to the third quarter of 2004, the company incurred no additional refinancing costs.
Restructuring Costs
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. The plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe and the elimination of approximately 230 positions. The total cost of the plan was $11.2 million, of which $1.2 million was included in reserves for employee termination benefits that were established in the allocations of the EOC and Reform acquisition costs. The remaining $10.0 million was charged to expense. Of the total cost of the plan, $4.4 million related to employee termination costs, $2.7 million to facility exit costs and $4.1 million to other costs, including $3.1 million to relocate employees, inventory and machinery. The cash costs of the integration through the end of 2005 are expected to be approximately $8.6 million which is net of $.9 million of proceeds received in the second quarter of the year from the sale of one of the closed facilities. The non-cash costs of the integration relate principally to the write-down of this facility to its expected realizable value. As of September 30, 2005 reserves for employee termination benefits and facility exit costs totaled $1.1 million and related principally to

Notes to Consolidated Condensed Financial Statements
(Unaudited)
supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.
     In November 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies – North America segment. The relocations, which involved the elimination of approximately 40 positions, are resulting in restructuring costs of $13.4 million, including $.6 million in the first three quarters of 2005 and $1.8 million in the comparable period of 2004. An additional $.1 million is expected to be expensed during the remainder of 2005. The 2005 costs relate principally to completing the move of the mold making operation. Of the total cost of $13.4 million, $1.5 million relates to employee severance costs, $6.2 million to plant closing and facility exit costs (including adjustments of the carrying values of the Manchester facility and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $3.8 million to other move-related costs, including employee, inventory and machinery relocation. The cash cost of the relocations will be approximately $6.2 million, including $1.7 million for severance and termination benefits, $.4 million for plant clean up costs and $4.1 million for other costs, primarily to relocate inventory and machinery. The non-cash costs of $7.2 million relate principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
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
     In the third quarter of 2003, the company announced additional restructuring initiatives that focused on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involved the relocation of production and warehousing (including the closure of one small facility and the downsizing of two others), closures of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide. A total of $11.2 million was charged to expense in 2003 in connection with these initiatives and an additional $.6 million was expensed in 2004, including $.5 million in the first three quarters. Of the total cost of the initiatives of $11.8 million, $3.7 million related to the machinery technologies – North America segment, $2.7 million to the machinery technologies – Europe segment, $5.0 million to the mold technologies segment and $.4 million to corporate expenses. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company’s defined benefit pension plan for certain U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.2 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company’s funding requirements in future years. The cash costs of the initiatives – including $6.8 million for severance and other termination benefits, $.5 million for lease termination and other facility exit costs and $1.0 million for other costs – are expected to total approximately $8.3 million. In 2003, $3.5 million was spent and another $4.7 million was spent in 2004. Of the latter amount, $4.3 million was spent in the first three quarters. Cash costs for 2005 will be approximately $.2 million, substantially all of which was spent in the first two quarters. The non-cash costs of the 2003 initiatives will be approximately $3.5 million and relate principally to the early retirement benefits funded through the pension plan as discussed above.
     In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004, all of which was recorded in the second and third quarters, and $.2 million in the first three quarters of 2005. A total of $.3 million is expected to be charged to expense during the remainder of 2005 and in the first quarter of 2006 in connection with these actions. Termination benefits will account for $1.0 million of the total cost of $1.6 million while facility exit costs represent a substantial majority of the remaining $.6 million. Total cash costs are expected to be approximately $1.5 million, of which $.8 million was spent in 2004. A majority of the remainder is being spent in 2005, including $.4 million in the first three quarters. The cash costs include $.9 million for severance and $.6 million for facility exit and moving costs. These actions resulted in the elimination of 66 positions, a majority of which occurred during 2004.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In the third quarter of 2004, the company elected to discontinue the manufacture and sale of certain lines of blow molding systems in North America. This decision resulted in a third quarter charge of $1.7 million to adjust the carrying value of the related inventory to estimated net realizable value. The charge was subsequently adjusted to $1.4 million in the fourth quarter of 2004 due to disposal proceeds in excess of the amounts originally expected.
     In the fourth quarter of 2004, the company initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in Europe. The plan resulted in the elimination of approximately 25 positions at a cost of $1.1 million, all of which was charged to expense in 2004. In addition, certain surplus assets were written down to estimated realizable values through non-cash charges totaling $1.0 million. Additional costs incurred in the first three quarters of 2005 have totaled $.1 million. The cash costs, principally for severance benefits, will be approximately $1.0 million. Of this amount, $.6 million was spent in 2004. The remainder will be spent in 2005, including $.3 million that was spent in the first three quarters.
     In the fourth quarter of 2004, the company initiated additional headcount reductions in its European mold base and components business that resulted in expense of $.6 million. These reductions represent a continuation of the actions initiated in the third quarter of 2003 and the employment level reductions in Germany initiated in 2004 (in both cases, as discussed above) and were undertaken due to continued slow economic conditions in Europe. The cash costs of these initiatives will be approximately $.5 million, substantially all of which was spent in the fourth quarter of 2004 and the first three quarters of 2005.
     The table that follows summarizes the costs of the various restructuring actions that are described above.
Restructuring Costs

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

EOC and Reform integration	$—	$—	$(.1)	$—
Relocation of blow molding machinery manufacturing	.1	.2	.6	1.8
Third quarter 2003 initiatives	—	—	—	.5
North America plastics machinery overhead reductions	—	.4	.2	1.1
Discontinuation of blow molding product lines	—	1.7	—	1.7
Downsize Germany mold technologies facility	—	—	.1	—

Total restructuring costs	$.1	$2.3	$.8	$5.1

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the third quarters of 2005 and 2004 and the nine month periods ended September 30, 2005 and 2004.
Restructuring Costs

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Accruals for termination benefits and facility exit costs	$—	$.4	$.2	$1.1
Adjustments of assets to realizable values and gains and losses on disposal	—	—	(.2)	—
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	—	1.7	—	1.7
Inventory and machinery relocation	—	—	.1	.5
Employee relocation and other move costs	—	.2	—	.8
Adjustments of assets to realizable values	—	—	—	.3
Severance and facility exit costs	.1	—	.8	.7
Other	—	—	.1	.1
Reserve reversals	—	—	(.1)	(.1)

	.1	2.3	.9	5.1
Costs related to the EOC and Reform integration	—	—	(.1)	—

Total restructuring costs	$.1	$2.3	.8	$5.1

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.
Restructuring Reserves

		Three Months Ended				Nine Months Ended
		Sept. 30, 2005				Sept. 30, 2005
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$.8	$—	$—	$.8	$1.0	$—	$(.2)	$.8
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.1	—	—	1.1	1.3	—	(.2)	1.1
Restructuring costs
Termination benefits	.6	—	(.2)	.4	1.3	.2	(1.1)	.4
Facility exit costs	.1	—	—	.1	.2	—	(.1)	.1

	.7	—	(.2)	.5	1.5	.2	(1.2)	.5

Total reserves	$1.8	$—	$(.2)	$1.6	$2.8	$.2	$(1.4)	$1.6

Restructuring Reserves

		Three Months Ended				Nine Months Ended
		Sept. 30, 2004				Sept. 30, 2004
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$1.1	$—	$—	$1.1	$1.3	$—	$(.2)	$1.1
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.4	—	—	1.4	1.6	—	(.2)	1.4
Restructuring costs
Termination benefits	1.9	.2	(1.3)	.8	4.5	.9	(4.6)	.8
Facility exit costs	.1	.2	—	.3	.4	.2	(.3)	.3

	2.0	.4	(1.3)	1.1	4.9	1.1	(4.9)	1.1

Total reserves	$3.4	$.4	$(1.3)	$2.5	$6.5	$1.1	$(5.1)	$2.5

     Approximately $.2 million of the $1.6 million of reserves related to restructuring actions is expected to be utilized in the fourth quarter of 2005. An additional $.3 million is expected to be used in the first half of 2006. A large majority of the remaining $1.1 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.
     On November 4, 2005, the company announced that it will initiate additional restructuring actions in 2006 (see Subsequent Events).

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the third quarters of 2005 and 2004 and the nine month periods ended September 30, 2005 and 2004.
Pension Expense

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Service cost	$1.1	$1.0	$3.5	$3.2
Interest cost	8.4	8.5	25.1	25.3
Expected return on plan assets	(8.2)	(8.8)	(24.7)	(26.3)
Amortization of prior service cost	.2	.2	.5	.6
Amortization of unrecognized gains and losses	2.6	1.8	7.7	5.2

Expense for the period	$4.1	$2.7	$12.1	$8.0

Postretirement Healthcare Cost

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Service cost	$—	$—	$.1	$.1
Interest cost	.3	.4	1.0	1.1
Amortization of unrecognized gains and losses	—	(.1)	(.1)	(.2)

Expense for the period	$.3	$.3	$1.0	$1.0

     The company expects to make contributions to the funded defined benefit pension plan for certain U.S. employees totaling $2.5 million in 2005. During the first three quarters, a total of $1.9 million was paid. Contributions will also be required in future years, including $2.9 million in 2006 and as much as $54.5 million in 2007 and $17.4 million in 2008 based on current funding requirements. However, the company is currently evaluating various alternatives, some of which have the potential of permitting it to satisfy its funding obligations over a longer period of time.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created a new federal prescription drug coverage program called Medicare Part D. Medicare Part D will be available to eligible participants beginning January 2006 and will be provided by employers and third-party insurance plans who meet certain qualifying criteria. As a result, effective January 1, 2006, the company will move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. This decision was reached early in the fourth quarter. The change is expected to result in cash savings to both eligible retirees and to the company. The company’s cash savings are estimated to be in excess of $1 million per year beginning in 2006. The reduction in the plan’s accumulated postretirement benefit obligation is expected to be as much as $14 million. Although the amount has not yet been precisely quantified, amortization of the effect of this reduction is expected to result in postretirement health care income in 2006. In contrast, expense for 2005 will be approximately $1.3 million.
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
     As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company could take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. The review of the company’s qualified tax planning strategies at September 30, 2005 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $7 million in the first three quarters of 2005. The company recorded a U.S. tax benefit of $.2 million in the third quarter and a total benefit of $.6 million for the nine months ended September 30, 2004 related to a special carryback provision for a portion of its U.S. losses. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its remaining losses in the U.S. and certain other jurisdictions in the third quarter of 2005 and the remainder of its losses for the nine months ended September 30, 2005. However, results for the quarter and the year-to-date period include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a third quarter provision for income taxes of $.6 million in 2005 and a provision of $1.8 million for the nine month period ended September 30, 2005. Both amounts are net of the special carryback benefits that are discussed above. For the third quarter of 2004 and the first nine months of the year, the provisions for income taxes were $.8 million and $3.0 million, respectively.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The company does not intend to make an election for either calendar year 2004 or 2005. This determination is based on an evaluation that included an analysis of the company’s geographic liquidity needs and considered the company’s substantial net operating loss carryforwards in addition to the value and ultimate realization of any associated future deferred tax benefits. Accordingly, it remains the intention of the company to permanently reinvest earnings of its foreign subsidiaries.
     The Act also provides an additional deduction to arrive at taxable income for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2005 or 2006 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.
Receivables
     During the third quarter of 2005, one of the company’s non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which expires on August 31, 2006, replaces an arrangement with another institution under which sales of receivables were made with recourse. At September 30, 2005 and December 31, 2004, the gross amounts of accounts receivable that had been sold under the agreements in effect as of those dates totaled $7.9 million and $6.6 million. The December 31, 2004 amount was partially collateralized with $5.3 million of cash deposits that are included in cash and cash equivalents in the Consolidated Condensed Balance Sheet at that date.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At September 30, 2005 and December 31, 2004, the company’s maximum exposure under these arrangements totaled $7.7 million and $8.0 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.
     During several preceding years and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities for the first quarter and the first nine months of 2004 by $33 million.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $84.5 million at September 30, 2005 and $86.6 million at December 31, 2004. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

Deferred income taxes	$26.1	$26.2
Recoverable from excess liability carriers	4.1	4.1
Refundable income taxes	1.5	3.5
Other	15.7	15.3

	$47.4	$49.1

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Noncurrent Assets

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

Deferred income taxes net of valuation allowances	$62.2	$63.1
Recoverable from excess liability carriers	5.7	7.6
Intangible assets other than goodwill	2.9	5.1
Other	38.4	40.3

	$109.2	$116.1

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

Accrued salaries, wages and other compensation	$20.1	$24.0
Taxes payable other than income taxes	7.0	9.9
Reserves for post-closing adjustments and transaction costs on divestitures	3.3	4.9
Accrued and deferred income taxes	12.9	13.2
Accrued insurance and self-insurance reserves	12.3	13.7
Accrued interest	9.9	3.2
Other accrued expenses	27.2	28.4

	$92.7	$97.3

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Balance at beginning of period	$6.1	$7.2	$6.5	$8.1
Accruals	1.0	.8	3.0	3.1
Payments	(.8)	(.9)	(2.4)	(3.8)
Warranty expirations	(.4)	(.7)	(1.0)	(1.0)
Foreign currency translation adjustments	—	—	(.2)	—

Balance at end of period	$5.9	$6.4	$5.9	$6.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

Accrued pensions and other compensation	$40.3	$39.9
Minimum pension liability	127.0	119.8
Accrued postretirement health care benefits	27.0	28.7
Self-insurance reserves (a)	25.6	24.7
Accrued and deferred income taxes	11.0	11.4
Reserves for post-closing adjustments and transaction costs on divestitures	7.0	7.1
Other	6.8	6.6

	$244.7	$238.2

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $9.8 million in 2005 and $11.7 million in 2004. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets.
Refinancing Transactions
     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the 8 3/8% Notes that were due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

Asset based credit facility due 2008	$.8	$11.0
Borrowings under other lines of credit	1.1	.2

	$1.9	$11.2

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
     The asset based facility originally contained, for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the facility, to be tested quarterly. The facility was amended on February 11, 2005 to modify these requirements as more fully discussed below. In addition, the facility originally contained a limit on capital expenditures to be complied with on a quarterly basis through September 30, 2005 but on February 11, 2005, the facility was amended to extend this limit through December 31, 2005. Thereafter, the company will have to comply with a fixed charge coverage ratio to be tested quarterly beginning in the first quarter of 2006. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment. As amended, the company will be required to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 for the first three fiscal quarters of 2006 and 1.25 to 1.00 for subsequent quarters. The February 11, 2005 amendment also corrected a minor technical violation

Notes to Consolidated Condensed Financial Statements
(Unaudited)
related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.
     As discussed above, the asset based facility requires the company to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the February 11, 2005 amendment to the facility extended it through December 31, 2005 and established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005. The amendment also reduced the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ending March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ending June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ending September 30, 2005 from $48.4 million to $36.6 million. Subsequent to February 11, 2005, the company identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, the company was in compliance with the EBITDA requirements as of December 31, 2004, and March 31, 2005. The company subsequently identified additional adjustments that resulted in reducing second quarter 2005 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on June 29, 2005, to waive any noncompliance in the second quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, the company was in compliance with the EBITDA requirement as of June 30, 2005. On July 29, 2005, the facility was amended to, among other things, reduce the cumulative consolidated EBITDA requirements for the twelve calendar month periods ending September 30, 2005 and December 31, 2005 to $27.0 million and $24.0 million, respectively. The company was in compliance with the revised covenant at September 30, 2005 and currently expects to be in compliance at December 31, 2005.
     The company’s ability to continue to meet the cumulative consolidated EBITDA covenant and, beginning in the first quarter of 2006, the minimum fixed charge coverage ratio covenant will be contingent on a number of factors, many of which are beyond its control. These include the company’s need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, the need for no material decrease in price realization for the products the company sells, the company’s ability to absorb recent raw material price increases or pass such price increases through to customers, and the company’s continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the minimum cumulative consolidated EBITDA requirements, the minimum fixed charge ratio requirements or any other conditions to borrowing of the asset based facility, it will attempt to further renegotiate these covenants or those conditions with its lenders to assure compliance. Although the company is not yet subject to the fixed charge coverage ratio requirements, based on current expectations it is likely that the company will need to renegotiate this covenant prior to the end of the first quarter of 2006. However, the company cannot control its lenders’ actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements or the minimum fixed charge ratio requirements of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate any indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.
     At September 30, 2005, $.8 million was drawn against the asset based credit facility and $10 million was utilized for outstanding letters of credit. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at September 30, 2005 was approximately $35 million after taking into account borrowings, outstanding letters of credit and the minimum availability and existing reserve requirements. At September 30, 2005, the effective interest rate on borrowings against the facility was 7 3/4%.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At September 30, 2005, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $29 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $15 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

11 1/2% Senior Secured Notes due 2011	$220.5	$220.1
Capital lease obligations	14.0	15.9
Other	2.1	5.9

	236.6	241.9
Less current maturities	(2.6)	(6.0)

	$234.0	$235.9

     The 11 1/2% Senior Secured Notes due 2011 are jointly and severally guaranteed on a senior secured basis by substantially all of the company’s U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. The notes and guarantees are secured by a first priority security interest in certain of the company’s U.S. assets other than those securing the asset based credit facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the asset based credit facility on a first priority basis.
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
     On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense by $.3 million for the third quarter of 2005 and increasing interest expense by $.7 million for the nine month period ended September 30, 2005. Any positive or negative effects in future periods cannot be determined at this time. The fair value of the swap, which is included in other noncurrent assets in the Consolidated Condensed Balance Sheets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At September 30, 2005 and December 31, 2004, the fair value of the swap was not material.
     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.
Shareholders’ Equity

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. As a result of the June 30, 2005 reset, the 500,000 shares of Series B Preferred Stock are now convertible into approximately 57.1 million common shares and the total number of common shares outstanding on an as converted basis as of that date increased from approximately 99.8 million to approximately 106.9 million. As of September 30, 2005, the number of common shares outstanding on an as converted basis was 107.1 million. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
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
     Initially, Glencore Finance AG and Mizuho International plc owned 100% of the Series B Preferred Stock. Glencore Finance AG subsequently reported in a Schedule 13D amendment dated June 21, 2004 filed with the Securities and Exchange Commission (SEC) that it had sold an undivided participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 6.3% of the company’s then outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the record holder of such shares. On June 1, 2005 Glencore Finance AG terminated the participation agreement and transferred to Triage 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, Glencore Finance AG’s and Mizuho International plc’s collective holdings of Series B Preferred Stock at September 30, 2005 represent approximately 46.7% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid.
     The Series B Preferred Stock includes a beneficial conversion feature of approximately $15.9 million because it allows the holders thereof to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Condensed Balance Sheets at December 31, 2004 and June 30, 2005, the $15.9 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock. The beneficial conversion feature was initially valued at $18.1 million and later adjusted to the current $15.9 million amount based on an independent appraisal of the contingent warrants that are discussed below. The original $18.1 million value was applied as a direct increase of accumulated deficit during the second quarter of 2004. This change in the accumulated deficit was later adjusted to $15.9 million in the fourth quarter of that year. The recorded value of the beneficial conversion feature at September 30, 2004 has been added to the loss amounts for the nine months then ended in calculating the loss from continuing operations and net loss per common share amounts for that period.
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
     In the first three quarters of 2005, a total of 1,267,526 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans. This reduction in treasury shares was partially offset by the cancellation of 6,780 restricted shares that were added to the treasury share balance. At September 30, 2005, the treasury share balance was 10,834 shares.
     A total of 309,940 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans in the first three quarters of 2004. This amount was offset by the cancellation of 432,132 restricted shares (including shares cancelled to cover withholding taxes) that were added to the treasury share balance.
     On April 15, 2004, 4,607,088 treasury shares were reissued in connection with the conversion of the 20% Secured Step-Up Series A Notes due 2007 into 15.0 million common shares (see Refinancing Transactions). At September 30, 2004, the treasury share balance was 15,298,167 including the shares that had been exchanged for Series B Preferred Stock on June 10, 2004.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:
Comprehensive Loss

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Net loss	$(6.9)	$(5.5)	$(19.8)	$(49.9)
Foreign currency translation adjustments	1.8	2.5	(12.4)	.4
Change in fair value of foreign currency exchange contracts	—	(.1)	—	(.1)

Total comprehensive loss	$(5.1)	$(3.1)	$(32.2)	$(49.6)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Sept. 30,	Dec. 31,
(In millions)	2005	2004

Foreign currency translation adjustments	$(22.6)	$(10.2)
Minimum pension liability adjustment	(93.8)	(93.8)

	$(116.4)	$(104.0)

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Organization
     The company has four business segments: machinery technologies – North America, machinery technologies – Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Operating results by segment for the third quarters of 2005 and 2004 and for the nine month periods ended September 30, 2005 and 2004 are presented in the following tables.
Total Sales by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Plastics technologies
Machinery technologies — North America	$86.7	$77.2	$269.2	$237.7
Machinery technologies — Europe	36.8	37.5	112.6	122.4
Mold technologies	40.6	39.6	129.3	122.8
Eliminations (a)	(.5)	(.4)	(1.5)	(2.3)

Total plastics technologies	163.6	153.9	509.6	480.6
Industrial fluids	27.1	26.6	82.2	80.6

Total sales	$190.7	$180.5	$591.8	$561.2

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Plastics technologies
Machinery technologies — North America	$86.5	$77.0	$269.0	$237.2
Machinery technologies — Europe	36.5	37.3	111.4	120.6
Mold technologies	40.6	39.6	129.2	122.8

Total plastics technologies	163.6	153.9	509.6	480.6
Industrial fluids	27.1	26.6	82.2	80.6

Total sales	$190.7	$180.5	$591.8	$561.2

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$4.3	$4.1	$11.0	$6.9
Machinery technologies — Europe	(1.5)	(.3)	(4.1)	2.1
Mold technologies	(.7)	1.1	2.2	2.4

Total plastics technologies	2.1	4.9	9.1	11.4
Industrial fluids	1.8	2.8	5.1	8.7
Refinancing costs	—	(.4)	—	(21.4)
Restructuring costs (a)	(.1)	(2.3)	(.8)	(5.1)
Corporate expenses	(3.0)	(2.6)	(9.5)	(8.8)
Other unallocated expenses (b)	(.1)	(.5)	(.3)	(1.4)

Operating earnings (loss)	.7	1.9	3.6	(16.6)
Interest expense — net	(7.7)	(6.6)	(22.9)	(29.8)

Loss before income taxes	$(7.0)	$(4.7)	$(19.3)	$(46.4)

(a)	In the third quarters of 2005 and 2004, the entire amount relates to machinery technologies – North America. For the nine months ended September 30, 2005, $.9 million relates to machinery technologies – North America and $(.1) million relates to mold technologies. For the nine months ended September 30, 2004, $4.5 million relates to machinery technologies – North America, $.2 million relates to machinery technologies – Europe and $.4 million relates to mold technologies.

(b)	Represents financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.
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
     The amounts previously reported for loss per common share from continuing operations and net loss per common share for the nine months ended September 30, 2004 have been restated to include the effect of a preferred stock beneficial conversion feature (see Restatement of Financial Statements).

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Subsequent Events
     On November 4, 2005, the company announced that it plans to further reduce its cost structure by consolidating certain operations in both North America and Europe. The objective of these consolidations is to focus the company’s manufacturing on the production of products and components with high technological, proprietary or strategic value. Implementation of the consolidation will result in restructuring charges of approximately $20 million and cash costs of approximately $13 million. Most of the charges are expected to be recorded in 2006. The annualized cost savings generated by the consolidation are expected to be $15 million, of which approximately $3 million will be realized in 2006. Substantially all of the $15 million benefit is expected to be realized in 2007.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$126.1	$68.2	$(3.6)	$190.7
Cost of products sold	1.6	103.0	56.3	(3.6)	157.3

Manufacturing margins	(1.6)	23.1	11.9	—	33.4

Other costs and expenses
Selling and administrative	6.1	12.3	12.9	—	31.3
Restructuring costs	—	.1	—	—	.1
Other expense (income) – net	(.2)	.5	1.0	—	1.3

Total other costs and expenses	5.9	12.9	13.9	—	32.7

Operating earnings (loss)	(7.5)	10.2	(2.0)	—	.7
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(7.2)	7.6	(.4)	—	—
Equity in (earnings) losses of subsidiaries	2.8	(1.0)	—	(1.8)	—

Total other non-operating expense (income)	(7.5)	9.7	(.4)	(1.8)	—

Earnings (loss) from continuing operations before interest and income taxes	—	.5	(1.6)	1.8	.7
Interest income (expense) – net	(7.7)	.1	(.1)	—	(7.7)

Earnings (loss) from continuing operations before interest and income taxes	(7.7)	.6	(1.7)	1.8	(7.0)
Provision (benefit) for income taxes	(.1)	.3	.4	—	.6

Earnings (loss) from continuing operations	(7.6)	.3	(2.1)	1.8	(7.6)
Discontinued operations net of income taxes	.7	—	—	—	.7

Net earnings (loss)	$(6.9)	$.3	$(2.1)	$1.8	$(6.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Nine Months Ended September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$392.7	$212.5	$(13.4)	$591.8
Cost of products sold	6.2	321.9	173.7	(13.4)	488.4

Manufacturing margins	(6.2)	70.8	38.8	—	103.4

Other costs and expenses
Selling and administrative	19.6	37.9	41.0	—	98.5
Restructuring costs	—	.9	(.1)	—	.8
Other expense (income) – net	.2	(1.3)	1.6	—	.5

Total other costs and expenses	19.8	37.5	42.5	—	99.8

Operating earnings (loss)	(26.0)	33.3	(3.7)	—	3.6
Other non-operating expense (income)
Intercompany management fees	(9.3)	9.3	—	—	—
Intercompany interest	(21.1)	22.2	(1.1)	—	—
Equity in (earnings) losses of subsidiaries	2.9	(2.2)	—	(.7)	—

Total other non-operating expense (income)	(27.5)	29.3	(1.1)	(.7)	—

Earnings (loss) from continuing operations before interest and income taxes	1.5	4.0	(2.6)	.7	3.6
Interest income (expense) – net	(23.1)	.5	(.3)	—	(22.9)

Earnings (loss) from continuing operations before income taxes	(21.6)	4.5	(2.9)	.7	(19.3)
Provision (benefit) for income taxes	(.5)	.8	1.5	—	1.8

Earnings (loss) from continuing operations	(21.1)	3.7	(4.4)	.7	(21.1)

Discontinued operations – net of income taxes	1.3	—	—	—	1.3

Net earnings (loss)	$(19.8)	$3.7	$(4.4)	$.7	$(19.8)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended September 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$117.4	$69.7	$(6.6)	$180.5
Cost of products sold	.5	95.7	55.0	(6.6)	144.6
Cost of products sold related to restructuring	—	1.7	—	—	1.7

Total cost of products sold	.5	97.4	55.0	(6.6)	146.3

Manufacturing margins	(.5)	20.0	14.7	—	34.2

Other costs and expenses
Selling and administrative	4.5	12.7	13.6	—	30.8
Refinancing costs	.4	—	—	—	.4
Restructuring costs	.1	.5	—	—	.6
Other expense (income) – net	.6	(.4)	.3	—	.5

Total other costs and expenses	5.6	12.8	13.9	—	32.3

Operating earnings (loss)	(6.1)	7.2	.8	—	1.9
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(5.6)	5.8	(.2)	—	—
Equity in (earnings) losses of subsidiaries	3.5	(1.4)	—	(2.1)	—

Total other non-operating expense (income)	(5.2)	7.5	(.2)	(2.1)	—

Earnings (loss) from continuing operations before interest and income taxes	(.9)	(.3)	1.0	2.1	1.9
Interest income (expense) – net	(6.7)	.4	(.3)	—	(6.6)

Earnings (loss) from continuing operations before income taxes	(7.6)	.1	.7	2.1	(4.7)
Provision (benefit) for income taxes	(2.1)	.1	2.8	—	.8

Earnings (loss) from continuing operations	(5.5)	—	(2.1)	2.1	(5.5)

Discontinued operations – net of income taxes	—	—	—	—	—

Net earnings (loss)	$(5.5)	$—	$(2.1)	$2.1	$(5.5)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Nine Months Ended September 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Sales	$—	$360.0	$218.7	$(17.5)	$561.2
Cost of products sold	4.5	298.9	171.1	(17.5)	457.0
Cost of products sold related to restructuring	—	1.7	—	—	1.7

Total cost of products sold	4.5	300.6	171.1	(17.5)	458.7

Manufacturing margins	(4.5)	59.4	47.6	—	102.5

Other costs and expenses
Selling and administrative	12.5	38.6	41.5	—	92.6
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	2.7	.6	—	3.4
Other expense (income) – net	1.5	(.2)	.4	—	1.7

Total other costs and expenses	29.9	46.7	42.5	—	119.1

Operating earnings (loss)	(34.4)	12.7	5.1	—	(16.6)
Other non-operating expense (income)
Intercompany management fees	(9.1)	9.1	—	—	—
Intercompany interest	(8.9)	9.5	(.6)	—	—
Equity in (earnings) losses of subsidiaries	11.6	(12.8)	—	1.2	—

Total other non-operating expense (income)	(6.4)	5.8	(.6)	1.2	—

Earnings (loss) from continuing operations before interest and income taxes	(28.0)	6.9	5.7	(1.2)	(16.6)
Interest expense – net	(24.8)	(4.5)	(.5)	—	(29.8)

Earnings (loss) from continuing operations before income taxes	(52.8)	2.4	5.2	(1.2)	(46.4)
Provision (benefit) for income taxes	(2.1)	.4	4.7	—	3.0

Earnings (loss) from continuing operations	(50.7)	2.0	.5	(1.2)	(49.4)

Discontinued operations – net of income taxes	.8	(1.3)	—	—	(.5)

Net earnings (loss)	$(49.9)	$.7	$.5	$(1.2)	$(49.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Assets

Current assets
Cash and cash equivalents	$1.5	$12.7	$34.1	$—	$48.3
Notes and accounts receivable (excluding intercompany receivables)	.9	64.9	51.5	—	117.3
Inventories	(.2)	96.7	65.6	—	162.1
Other current assets	9.4	16.6	21.4	—	47.4
Intercompany receivables (payables)	(337.2)	231.7	107.8	(2.3)	—

Total current assets	(325.6)	422.6	280.4	(2.3)	375.1

Property, plant and equipment – net	.9	55.8	59.3	—	116.0
Goodwill	—	53.0	31.5	—	84.5
Investment in subsidiaries	288.9	176.3	(15.9)	(449.3)	—
Intercompany advances — net	468.3	(503.9)	35.6	—	—
Other noncurrent assets	35.5	58.0	15.7	—	109.2

Total assets	$468.0	$261.8	$406.6	$(451.6)	$684.8

Liabilities and Shareholders’ Equity

Current liabilities
Short-term Borrowings	$.8	$—	$1.1	$—	$1.9
Long-term debt and capital lease obligations due within one year	1.1	—	1.5	—	2.6
Trade accounts payable	3.9	40.6	31.2	—	75.7
Advance billings and deposits	—	12.8	6.1	—	18.9
Accrued and other current liabilities	32.4	25.7	34.6	—	92.7

Total current liabilities	38.2	79.1	74.5	—	191.8

Long-term accrued liabilities	187.5	6.7	50.5	—	244.7
Long-term debt	228.0	—	6.0	—	234.0

Total liabilities	453.7	85.8	131.0	—	670.5

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.8	316.4	79.8	(396.2)	347.8
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(337.0)	(153.3)	175.9	(22.6)	(337.0)
Accumulated other comprehensive income (accumulated other comprehensive loss)	(116.4)	(12.5)	7.1	5.4	(116.4)

Total shareholders’ equity	14.3	176.0	275.6	(451.6)	14.3

Total liabilities and shareholders’ equity	$468.0	$261.8	$406.6	$(451.6)	$684.8

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Assets

Current assets
Cash and cash equivalents	$23.0	$7.9	$38.3	$—	$69.2
Notes and accounts receivable (excluding intercompany receivables)	1.3	75.7	57.6	—	134.6
Inventories	(.2)	90.2	63.9	—	153.9
Other current assets	12.7	16.6	19.8	—	49.1
Intercompany receivables (payables)	(331.7)	218.9	115.1	(2.3)	—

Total current assets	(294.9)	409.3	294.7	(2.3)	406.8

Property, plant and equipment — net	1.1	58.9	68.4	—	128.4
Goodwill	—	52.7	33.9	—	86.6
Investment in subsidiaries	301.0	173.8	(15.8)	(459.0)	—
Intercompany advances — net	461.6	(499.3)	37.7	—	—
Other noncurrent assets	37.8	59.7	18.6	—	116.1

Total assets	$506.6	$255.1	$437.5	$(461.3)	$737.9

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$11.0	$—	$.2	$—	$11.2
Long-term debt and capital lease obligations due within one year	1.0	—	5.0	—	6.0
Trade accounts payable	6.8	39.2	34.3	—	80.3
Advance billings and deposits	—	12.5	6.1	—	18.6
Accrued and other current liabilities	29.4	26.9	41.0	—	97.3

Total current liabilities	48.2	78.6	86.6	—	213.4

Long-term accrued liabilities	179.7	7.7	50.8	—	238.2
Long-term debt	228.3	—	7.6	—	235.9

Total liabilities	456.2	86.3	145.0	—	687.5

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.2	316.4	78.7	(395.1)	347.2
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(312.7)	(146.2)	180.3	(34.1)	(312.7)
Accumulated other comprehensive income (accumulated other comprehensive loss)	(104.0)	(26.8)	20.7	6.1	(104.0)

Total shareholders’ equity	50.4	168.8	292.5	(461.3)	50.4

Total liabilities and shareholders’ equity	$506.6	$255.1	$437.5	$(461.3)	$737.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(6.9)	$.3	$(2.1)	$1.8	$(6.9)
Operating activities providing (using) cash
Net gain on divestiture	(.7)	—	—	—	(.7)
Depreciation and amortization	—	2.7	1.7	—	4.4
Restructuring costs	—	.1	—	—	.1
Equity in (earnings) losses of subsidiaries	6.7	(1.0)	—	(5.7)	—
Distributions from equity subsidiaries	—	(3.9)	—	3.9	—
Deferred income taxes	—	—	—	—	—
Working capital changes
Notes and accounts receivable	—	7.1	3.2	—	10.3
Inventories	—	(2.0)	—	—	(2.0)
Other current assets	.7	(.1)	(1.3)	—	(.7)
Trade accounts payable	(.3)	.9	.9	—	1.5
Other current liabilities	7.9	(3.2)	.7	—	5.4
Decrease in other noncurrent assets	.4	1.1	.5	—	2.0
Increase (decrease) in long-term accrued liabilities	1.9	(.8)	.1	—	1.2
Other — net	.7	(1.1)	.6	—	.2

Net cash provided by operating activities	10.4	.1	4.3	—	14.8
Investing activities cash flows
Capital expenditures	—	(1.9)	(1.8)	—	(3.7)
Net disposal of property, plant and equipment	—	—	—	—	—
Divestitures	.3	—	—	—	.3

Net cash provided (used) by investing activities	.3	(1.9)	(1.8)	—	(3.4)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.3)	—	(.4)
Increase in short-term borrowings	.8	—	.3	—	1.1
Dividends paid	(1.6)	—	—	—	(1.6)

Net cash used by financing activities	(.9)	—	—	—	(.9)

Intercompany receivables and payables	6.8	(8.5)	1.7	—	—
Intercompany advances	(9.3)	9.3	—	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	.1	—	.4

Increase (decrease) in cash and cash equivalents	7.3	(.7)	4.3	—	10.9
Cash and cash equivalents at beginning of period	(5.8)	13.4	29.8	—	37.4

Cash and cash equivalents at end of period	$1.5	$12.7	$34.1	$—	$48.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(19.8)	$3.7	$(4.4)	$.7	$(19.8)
Operating activities providing (using) cash
Net gain on divestiture	(1.3)	—	—	—	(1.3)
Depreciation and amortization	.1	8.2	5.2	—	13.5
Restructuring costs	—	.9	(.1)	—	.8
Equity in (earnings) losses of subsidiaries	13.4	(2.2)	—	(11.2)	—
Distributions from equity subsidiaries	—	(10.5)	—	10.5	—
Deferred income taxes	—	—	.1	—	.1
Working capital changes
Notes and accounts receivable	.1	11.1	2.4	—	13.6
Inventories	—	(6.5)	(6.9)	—	(13.4)
Other current assets	3.3	(.1)	(1.9)	—	1.3
Trade accounts payable	(1.2)	1.4	(.8)	—	(.6)
Other current liabilities	(9.7)	12.3	(4.0)	—	(1.4)
Decrease in other noncurrent assets	2.4	.9	1.2	—	4.5
Increase (decrease) in long-term accrued liabilities	7.8	(1.1)	1.6	—	8.3
Other — net	1.2	(1.7)	.8	—	.3

Net cash provided (used) by operating activities	(3.7)	16.4	(6.8)	—	5.9
Investing activities cash flows
Capital expenditures	—	(4.0)	(3.0)	—	(7.0)
Net disposal of property, plant and equipment	—	.2	1.9	—	2.1
Divestitures	.3	—	—	—	.3

Net cash provided (used) by investing activities	.3	(3.8)	(1.1)	—	(4.6)
Financing activities cash flows
Repayments of long-term debt	(.4)	—	(4.2)	—	(4.6)
Increase (decrease) in short-term borrowings	(10.2)	—	.8	—	(9.4)
Debt issuance costs	(.6)	—	—	—	(.6)
Costs of 2004 rights offering	(1.1)	—	—	—	(1.1)
Dividends paid	(4.7)	—	—	—	(4.7)

Net cash used by financing activities	(17.0)	—	(3.4)	—	(20.4)
Intercompany receivables and payables	5.6	(12.7)	7.1	—	—
Intercompany advances	(6.7)	4.6	2.1	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	(2.1)	—	(1.8)

Increase (decrease) in cash and cash equivalents	(21.5)	4.8	(4.2)	—	(20.9)
Cash and cash equivalents at beginning of period	23.0	7.9	38.3	—	69.2

Cash and cash equivalents at end of period	$1.5	$12.7	$34.1	$—	$48.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(5.5)	$—	$(2.1)	$2.1	$(5.5)
Operating activities providing (using) cash
Depreciation	.1	2.6	1.8	—	4.5
Amortization of intangibles	—	.4	—	—	.4
Refinancing costs	.4	—	—	—	.4
Restructuring costs	.1	2.2	—	—	2.3
Equity in (earnings) losses of subsidiaries	6.4	(1.3)	—	(5.1)	—
Distributions from equity subsidiaries	—	(2.9)	(.1)	3.0	—
Deferred income taxes	—	—	2.1	—	2.1
Working capital changes
Notes and accounts receivable	.5	(5.6)	4.1	—	(1.0)
Inventories	1.0	.2	(.9)	—	.3
Other current assets	1.5	(2.7)	(.6)	—	(1.8)
Trade accounts payable	1.0	2.5	(3.7)	—	(.2)
Other current liabilities	4.5	(3.5)	(3.9)	—	(2.9)
Decrease in other noncurrent assets	.2	—	.3	—	.5
Decrease) in long-term accrued liabilities	(2.9)	(.1)	(1.4)	—	(4.4)
Other — net	.4	(.3)	.3	—	.4

Net cash provided (used) by operating activities	7.7	(8.5)	(4.1)	—	(4.9)
Investing activities cash flows
Capital expenditures	—	(.5)	(.9)	—	(1.4)
Net disposal of property, plant and equipment	—	.1	.1	—	.2

Net cash used by investing activities	—	(.4)	(.8)	—	(1.2)
Financing activities cash flows
Dividends paid	(1.4)	—	—	—	(1.4)
Debt issuance costs	(3.0)	—	—	—	(3.0)
Repayment of long-term debt	(.1)	—	(.3)	—	(.4)
Increase (decrease) in short-term borrowings	9.3	—	(.2)	—	9.1

Net cash provided (used) by financing activities	4.8	—	(.5)	—	4.3
Intercompany receivables and payables	.2	.2	(.4)	—	—
Intercompany advances	(11.5)	7.8	3.7	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	.1	—	.3

Increase (decrease) in cash and cash equivalents	1.2	(.7)	(2.0)	—	(1.5)
Cash and cash equivalents at beginning of period	(3.1)	10.6	34.5	—	42.0

Cash and cash equivalents at end of period	$(1.9)	$9.9	$32.5	$—	$40.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2004
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Milacron Inc.	Subsidiaries	Subsidiaries	Other	Consolidated

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(49.9)	$.7	$.5	$(1.2)	$(49.9)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	—	—	1.3
Net gain on divestitures	(.8)	—	—	—	(.8)
Depreciation	.2	8.4	5.7	—	14.3
Amortization of intangibles	—	1.0	—	—	1.0
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	4.4	.6	—	5.1
Equity in (earnings) losses of subsidiaries	20.4	2.9	—	(23.3)	—
Distributions from equity subsidiaries	—	(8.8)	(15.7)	24.5	—
Deferred income taxes	(3.3)	1.8	3.9	—	2.4
Working capital changes
Notes and accounts receivable	.5	(36.2)	3.1	—	(32.6)
Inventories	—	2.1	(.9)	—	1.2
Other current assets	(2.8)	(3.7)	(1.0)	—	(7.5)
Trade accounts payable	6.4	2.5	(5.7)	—	3.2
Other current liabilities	5.3	(12.8)	(4.1)	—	(11.6)
Decrease in other noncurrent assets	1.7	.2	.4	—	2.3
Decrease in long-term accrued liabilities	(1.7)	(.6)	(.3)	—	(2.6)
Other — net	9.5	(8.3)	.6	—	1.8

Net cash provided (used) by operating activities	1.4	(39.5)	(12.9)	—	(51.0)
Investing activities cash flows
Capital expenditures	—	(2.2)	(2.1)	—	(4.3)
Net disposal of property, plant and equipment	—	.2	.2	—	.4
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(2.0)	(1.9)	—	4.1
Financing activities cash flows
Dividends paid	(1.6)	—	—	—	(1.6)
Debt issuance costs	(24.9)	—	—	—	(24.9)
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.5)	(144.7)	(.8)	—	(261.0)
Increase in short-term borrowings	67.2	—	.2	—	67.4

Net cash provided (used) by financing activities	145.0	(144.7)	(.6)	—	(.3)
Intercompany receivables and payables	(27.1)	31.6	(4.5)	—	—
Intercompany advances	(147.6)	146.0	1.6	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.1	(1.0)	—	(.9)
Cash flows related to discontinued operations	(8.3)	4.1	—	—	(4.2)

Decrease in cash and cash equivalents	(28.6)	(4.4)	(19.3)	—	(52.3)
Cash and cash equivalents at beginning of period	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of period	$(1.9)	$9.9	$32.5	$—	$40.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
Restatement of Previously Issued Financial Statements
     On October 7, 2005, the Audit Committee of the Board of Directors of the company approved management’s recommendation that the company’s financial statements for the three and six months ended June 30, 2004, the nine months ended September 30, 2004 and the year ended December 31, 2004 be restated due to an error in the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. The applicable loss per common share amounts for the nine months ended September 30, 2004 included in this Management’s Discussion and Analysis have therefore been restated. See the notes to the Consolidated Condensed Financial Statements that are included elsewhere herein.
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.
Operating Results
     In the third quarter of 2005 we had sales of $191 million, up 6% over sales of $181 million in the same period last year. New orders of $191 million were up 4% from a year ago. Our net loss in the third quarter of 2005 was $6.9 million, or $0.18 per share. This compared to a net loss of $5.5 million, or $0.18 per share, in the third quarter of 2004. Operating results in the most recent quarter were held back by higher material costs for steel, castings and fabrications – attributable in large part to rising oil and gas prices – as well as by increased pension, insurance and Sarbanes-Oxley compliance expenses.
     Despite the negative impact of higher resin prices, our North American plastics machinery segment continued to recover, posting double-digit growth in sales and orders over the third quarter last year. Offsetting this to some degree was a 6% decline in orders in our European machinery segment.
     Working capital reductions resulted in $15 million in net cash provided by operations in the third quarter. Cash at the end of the quarter grew to $48 million, and we had approximately $35 million available for borrowing under our asset-based revolving credit facility, which remains essentially undrawn.
Consolidation Measures
     We plan to further reduce our cost structure by consolidating certain operations in both North America and Europe. The objective is to focus our manufacturing on the production of products and components with high technological, proprietary or strategic value. Implementing this consolidation will result in charges of approximately $20 million, of which about $13 million will be cash. Most the charges should occur throughout 2006. Annualized cost savings generated by the consolidation are estimated at $15 million, with about $3 million realizable in 2006 and substantially the full benefit in 2007.
Outlook
     We are assuming relatively modest overall growth – 4% to 5% – in our markets next year. With the incremental margin on higher sales, the initial cost-savings from our consolidation and lower regulatory compliance costs, we believe we will achieve significant improvement in operating earnings in 2006. Longer term, by growing our customer support services, expanding in emerging markets and improving our cost structure, we will further strengthen Milacron’s position as the supplier of choice in plastics technologies and industrial fluids.
Presence Outside the U.S.
     In the first nine months of 2005, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 25%; Canada and Mexico 7%; Asia 8%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first nine months of 2005, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2004. As a result, we experienced favorable currency translation effects on new orders and sales of approximately $9 million and $8 million, respectively. The effect on earnings was not significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
     Between December 31, 2004 and September 30, 2005, the euro weakened against the U.S. dollar by almost 9%. If the euro should weaken further against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.
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
     As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. The review of our qualified tax planning strategies at September 30, 2005 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ equity in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $7 million in the first nine months of 2005. The provisions for income taxes for the third quarter and first nine months of 2005 relate principally to operations in profitable non-U.S. jurisdictions.
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the tables on page 46 of this Form 10-Q under the caption “Comparative Operating Results,” (ii) the Consolidated Condensed Financial Statements and notes thereto that are included elsewhere herein and (iii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.
Discontinued Operations
     The Consolidated Condensed Financial Statements for the nine month period ended September 30, 2004 includes the operating results of our grinding wheels business which is reported as a discontinued operation therein. The grinding wheels business was sold on April 30, 2004. The comparisons of results of operations that follow exclude the grinding wheels business and relate solely to our continuing operations unless otherwise indicated.
Pension Expense and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2004, we recorded expense in continuing operations related to this plan of $6.4 million, including $4.8 million in the first three quarters. For 2005, we currently expect to record expense for this plan of $12.3 million, of which $9.2 million was recorded in the first nine months of the year. As discussed more fully below, the expense increase in 2005 is negatively affecting margins, selling and administrative expense and operating earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
     For all of 2005, we expect to make cash contributions to the plan of $2.5 million. Of this amount, $1.9 million was contributed in the first three quarters. Estimated contributions for years subsequent to 2005 are presented in the table on page 48 of this Form 10-Q captioned “Contractual Obligations” and discussed in note (a) thereto.
New Orders and Sales
     In the third quarter of 2005, consolidated new orders totaled $191 million compared to $183 million in 2004. Consolidated sales were $191 million in 2005 and $181 million in 2004.
     In the first nine months of 2005, consolidated new orders were $607 million while consolidated sales totaled $592 million. In the comparable period of 2004, new orders and sales were $570 million and $561 million, respectively. Due to the relative strength of the Euro in relation to the U.S. dollar, currency effects contributed almost $9 million of incremental orders and $8 million of sales in 2005.
     Export orders from the U.S. were $18 million in the third quarter of 2005 compared to $21 million in 2004. Export sales from the U.S. totaled $19 million in both 2005 and 2004. For the first nine months of 2005, export orders totaled $54 million while export sales were $56 million. In the comparable period of 2004, export orders and sales were $57 million and $56 million, respectively. Sales of all segments to non-U.S. markets, including exports, totaled $85 million in the third quarter of 2005 compared to $84 million in 2004. Non-U.S. sales totaled $258 million in the first nine months of 2005 and $263 million in the comparable period of 2004. For the first three quarters of 2005 and 2004, products sold outside the U.S. were approximately 44% and 47% of sales, respectively, while products manufactured outside the U.S. represented 38% and 40% of sales, respectively.
     Our backlog of unfilled orders at September 30, 2005 was $100 million, compared to $87 million at December 31, 2004 and $100 million at September 30, 2004.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 17.5% for the third quarter of 2005 and 17.5% for the first nine months of the year. Including $1.7 million of restructuring costs related to product line discontinuation, the consolidated manufacturing margin was 18.9% in the third quarter of 2004 and 18.3% for the nine months ended September 30, 2004. Excluding these costs, the margin was 19.9% in the third quarter and 18.6% for the year-to-date period. In 2005, margins were negatively affected by rising raw material costs, higher insurance costs for product liability and increased pension expense which was $2.4 million in the third quarter and $7.0 million for the year-to-date period. In 2004, pension expense was $1.2 million in the third quarter and $3.5 million in the year-to-date period.
     In the third quarter of 2005, total selling and administrative expense was $31.3 million compared to $30.8 million in the comparable period of 2004. Selling expense decreased modestly despite unfavorable currency effects and a $.4 million increase in pension expense. As a percentage of sales, selling expense decreased from 13.6% in 2004 to 12.5% in 2005. Administrative expense increased by $1.1 million due principally to expense associated with implementing Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404). For all of 2005, costs related to SOX-404 are projected to be in excess of $6 million, representing a $5 million increase in relation to 2004.
     For the first nine months of 2005, total selling and administrative expense was $98.5 million compared to $92.6 million in 2004. Selling expense increased modestly due in part to adverse currency effects and a $.9 million increase in pension expense but decreased as a percentage of sales from 13.2% in 2004 to 12.5% in 2005. Administrative expense increased by $5.7 million due principally to costs related to SOX-404 compliance.
     Other expense-net was $1.3 million in the third quarter of 2005 and $.5 million in the comparable period of 2004. For the first nine months of 2005 and 2004, other expense-net was $.5 million and $1.7 million, respectively. The year-to-date amount for 2005 includes first quarter income of $.9 million from the favorable settlement of litigation while the amount for 2004 includes second quarter income related to the settlement of patent litigation.
     Interest expense net of interest income increased from $6.6 million in the third quarter of 2004 to $7.7 million in the comparable period of 2005. In the first nine months of 2005, interest expense net of interest income was $22.9 million compared to $29.8 million in the comparable period of 2004. The 2004 year-to-date amount includes a one-time, non-cash charge of $6.4 million from the write-off of a financial asset related to the Series A Notes issued on March 12, 2004 (see Liquidity and Sources of Capital). The asset resulted from a beneficial conversion feature that allowed the holders

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
of the Series A Notes to acquire common shares at approximately $2.00 per share compared to a fair value of $2.40 per share on March 12, 2004.
Refinancing Costs
     During the first quarter of 2004, we charged to expense $6.4 million of refinancing costs incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Liquidity and Sources of Capital). Our refinancing costs in the second quarter of 2004 totaled $14.6 million, including $5.8 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses. The second quarter amount also includes (i) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (ii) charges of $4.7 million for the write-off of the deferred financing fees related to the Credit Suisse First Boston credit facility which we repaid on June 10, 2004 and for other refinancing-related costs and (iii) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston credit facility. An additional $.4 million of expense related to the tender offer was recorded in the third quarter of 2004. Subsequent to the third quarter of 2004, we incurred no additional refinancing costs.
Restructuring Costs
     The following paragraphs discuss certain of the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs” on pages 9 through 13 of this Form 10-Q which should be read in connection with the discussion that follows.
     In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. The total cost of the relocations will be approximately $13.4 million, including $.6 million in the first three quarters of 2005 and $1.8 million in the comparable period of 2004.
     In the third quarter of 2003, we began to implement additional restructuring initiatives that focused on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions, which involved the relocation of production, closure of sales offices, voluntary early retirement programs and general overhead reductions, have resulted in the elimination of approximately 300 positions worldwide and restructuring costs of $11.8 million, including $.5 million in the first nine months of 2004. The related cash costs will be approximately $8.3 million, of which $3.5 million was spent in 2003. An additional $4.7 million was spent in 2004, including $4.3 million in the first three quarters. In the comparable period of 2005, $.2 million was spent to substantially complete these initiatives.
     In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions are resulting in restructuring expense of $1.6 million, including $1.1 million in 2004 (all of which was recorded in the second and third quarters) and $.2 million in the first nine months of 2005. Expense related to these actions for the remainder of 2005 is expected to be approximately $.3 million. The overhead reductions are expected to result in annualized cost savings of approximately $4.5 million. Cash costs are expected to be approximately $1.5 million, of which $.8 million was spent in 2004. An additional $.4 million was spent in the first three quarters of 2005. Cash costs for the remainder of 2005 are expected to be approximately $.3 million.
     In the third quarter of 2004, we elected to discontinue the manufacture and sale of certain lines of blow molding systems in North America. This decision resulted in a third quarter charge of $1.7 million to adjust the carrying value of the related inventory to estimated net realizable value. The charge was subsequently adjusted to $1.4 million in the fourth quarter of 2004 due to disposal proceeds in excess of the amounts originally expected.
     In the fourth quarter of 2004, we initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in that region. We also initiated additional headcount reductions in our European mold base and components business. In total, these actions resulted in restructuring expense of $2.2 million and cash costs of $.6 million in 2004. Cash costs in the first nine months of 2005 were $.3 million and are expected to total $.1 million for the remainder of the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
     In total, the actions that are discussed above resulted in pretax restructuring costs of $.1 million in the third quarter of 2005 and $2.3 million in the comparable period of 2004. For the first nine months of 2005, restructuring costs totaled $.8 million compared to $5.1 million in 2004. In the third quarter of 2005, cash restructuring costs were $.2 million and totaled $1.4 million in the comparable period of 2004. Net of $2.0 million of proceeds from the sale of two idle manufacturing facilities that were received in the second quarter, restructuring activities used $.1 million of cash during the first nine months of 2005. In the comparable period of 2004, cash costs related to restructuring used $6.9 million of cash. Cash costs for the remainder of 2005 will be approximately $.6 million.
     The total annualized cost savings from the actions described above as well as certain other actions initiated in 2002 and 2003 are expected to be approximately $39 million. Of this amount, approximately $34 million was realized for all of 2004 and an incremental $5 million is expected to be realized during 2005. In 2001, we also initiated restructuring actions intended to reduce our cost structure and consolidate manufacturing operations. Including the benefits of these actions as well as the 2002 through 2004 actions, we expect to realize pretax cost savings of approximately $78 million for all of 2005.
     On November 4, 2005, we announced that we plan to further reduce our cost structure by consolidating certain operations in both North America and Europe. The objective is to focus our manufacturing on the production of products and components with high technological, proprietary or strategic value. Implementing this consolidation will result in restructuring charges of approximately $20 million, of which about $13 million will be cash. Most of the charges should occur throughout 2006. Annualized cost savings generated by the consolidation are estimated at $15 million, with about $3 million realizable in 2006 and substantially the full benefit in 2007.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form on pages 25 and 26 of this Form 10-Q.
     Machinery technologies — North America — In the third quarter of 2005, the machinery technologies – North America segment had new orders and sales of $89 million and $87 million, respectively. In the comparable period of 2004, new orders totaled $80 million while sales were $77 million. Due in part to increased shipments that reflect strength in several key end markets, the segment had operating earnings before restructuring costs of $4.3 million in 2005 compared to earnings of $4.1 million in 2004. The segment’s restructuring costs totaled $.1 million in the third quarter of 2005 and 2.3 million in the comparable period of 2004. In both years, these costs related principally to actions announced in 2004 that are intended to enhance customer service while further reducing overhead costs and to the relocation of the manufacturing of molds for blow molding. The modest improvement in the segment’s operating results in 2005, which include the benefits of the restructuring actions, was achieved despite significant increases in the cost of certain raw materials, $.4 million of incremental expense related to SOX-404 and a $1.4 million increase in pension expense.
     For the first nine months of 2005, the machinery technologies – North America segment had new orders of $285 million and sales of $269 million compared to orders of $247 million and sales of $238 million in the comparable period of the prior year. The segment’s operating profit, excluding $.9 million of restructuring costs, was $11.0 million in the first nine months of 2005 compared to $6.9 million in 2004, once again excluding $4.5 million of restructuring costs. Higher raw material costs continued to adversely affect the segment’s results as did a $4.0 million increase in pension expense. SOX-404 costs were $1.8 million in 2005, an increase of $1.7 million in relation to the prior year. However the segment’s results benefited from more than $3 million of incremental cost savings from the restructuring actions that were initiated in prior years.
     Machinery technologies — Europe — In the third quarter of 2005, the machinery technologies – Europe segment had new orders of $34 million, a decrease of $2 million, or 6%, in relation to the comparable period of 2004. The segment’s sales were $37 million in 2005 and $38 million in 2004. Due principally to sluggish demand and the inability to pass through material cost increases, the segment had an operating loss of $1.5 million in 2005 compared to an operating loss of $.3 million in 2004. SOX-404 costs were $.4 million in 2005 and $.2 million in 2004.
     The machinery technologies – Europe segment had new orders of $112 million in the first nine months of 2005 compared to $122 million in the comparable period of 2004. The segment’s sales totaled $113 million in the first nine months of 2005 and $122 million in 2004. Currency effects contributed $3 million of incremental new orders and sales in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
2005. Due to sluggish demand and higher materials costs, the segment had an operating loss of $4.1 million in the first nine months of 2005 compared to an operating profit of $2.1 million in 2004. The amount for 2004 excludes restructuring costs which were $.2 million. Costs for SOX-404 compliance were $1.3 million in 2005 and $.2 million in 2004.
     Mold technologies — Due principally to modestly improved demand in North America, new orders in the mold technologies segment increased from $40 million in 2004 to $41 million in 2005. Sales also increased from $40 million to $41 million. Orders and sales for the segment’s European operations decreased modestly, reflecting sluggish business conditions in Europe, but were flat as measured in U.S. dollars due to favorable currency effects. Due to pricing pressure in European markets, higher raw materials and insurance costs for product liability and $.2 million of incremental expense related to SOX-404, the segment had an operating loss of $.7 million in the third quarter of 2005 compared to operating earnings of $1.1 million in 2004.
     The mold technologies segment had new orders and sales of $129 million each in the first nine months of 2005. In the comparable period of 2004, orders and sales totaled $123 million each. The increases in new orders and sales were due to higher sales volume in North America and, to a lesser degree, favorable currency effects related to the segment’s operations in Europe. As a result of higher raw materials and insurance costs, the segment’s operating profit excluding restructuring costs decreased from $2.4 million in the first nine months of 2004 to $2.2 million in 2005. SOX-404 costs totaled $1.4 million in 2005 and $.2 million in 2004. These factors substantially offset the effects of higher sales volume and almost $1 million in incremental cost savings from the restructuring actions in Europe that were undertaken in recent years. Costs related to these actions totaled $.4 million in the first three quarters of 2004.
     Industrial fluids — The industrial fluids segment had new orders and sales of $27 million each in the third quarters of both 2005 and 2004. Due in part to higher energy, transportation and materials costs – principally for chemicals and steel – the segment’s operating profit decreased from $2.8 million in 2004 to $1.8 million in 2005. The segment’s 2005 results include a $.6 million increase in insurance expense for product liability and $.1 million of incremental expense related to SOX-404.
     For the first nine months of 2005, the industrial fluids segment had new orders and sales of $82 million each compared to $81 million each in 2004. Currency effects more than accounted for the increases. The segment’s operating profit decreased from $8.7 million in 2004 to $5.1 million in 2005 due to a $2.0 million increase in insurance expense for product liability as well as higher raw materials and pension costs. Future increases in insurance costs will depend on factors that cannot be predicted with certainty at this time. SOX-404 costs also increased from $.1 million in 2004 to $.8 million in 2005.
Loss Before Income Taxes
     Our pretax loss for the third quarter of 2005 was $7.0 million which includes restructuring costs of $.1 million. In the comparable period of 2004, our pretax loss was $4.7 million which includes refinancing costs of $.4 million and restructuring costs of $2.3 million. The pretax loss for 2005 includes incremental savings of $.8 million from the restructuring actions that were initiated in 2003 and 2004, the effects of which were more than offset by higher product liability and raw materials costs and a $1.5 million increase in pension expense. SOX-404 costs increased by almost $1.0 million.
     For the first nine months of 2005, our pretax loss was $19.3 million which includes restructuring costs of $.8 million. In the comparable period of 2004, our pretax loss was $46.4 million which includes refinancing costs of $21.4 million and restructuring costs of $5.1 million. The year-to-date loss for 2005 includes incremental cost savings related to our recent restructuring actions of almost $5 million. However, these benefits were largely offset by higher raw materials, insurance and pension costs. SOX-404 costs totaled $5.4 million in 2005 compared to $.7 million in 2004.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgments – Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to the losses in the U.S. and certain other jurisdictions in the third quarter of 2005 except for a $.2 million U.S. benefit related to a special carryback provision. Results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a third quarter provision for income taxes of $.6 million, which is net of the $.2 million carryback benefit that is discussed above. In the third quarter of 2004, we recorded a tax expense of $.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
     For the first nine months of 2005, the provision for income taxes was $1.8 million despite a pretax loss of $19.3 million. In the comparable period of 2004, the provision for income taxes was $3.0 million.
Loss From Continuing Operations
     Our loss from continuing operations in the third quarter of 2005 was $7.6 million, or $.20 per share, compared to a loss of $5.5 million, or $.18 per share, in 2004. The loss for 2005 includes restructuring costs of $.1 million, with no current tax benefit. The amount for 2004 includes refinancing costs of $.4 million and restructuring costs of $2.3 million, in both cases, with no tax benefit.
     For the first three quarters of 2005, we had a loss from continuing operations of $21.1 million, or $.54 per share, which includes restructuring costs of $.8 million. Including restructuring costs of $5.1 million and refinancing costs of $21.4 million, our loss from continuing operations for the first three quarters of 2004 was $49.4 million, or $1.71 per share. The loss per share amount for 2004 includes $18.0 million related to a beneficial conversion feature that is included in the Series B Preferred Stock that we issued in June, 2004 (see Liquidity and Sources of Capital). Under U.S. generally accepted accounting principles, this amount must be added to the reported loss from continuing operations in calculating the loss per common share for the period.
Discontinued Operations
     For the third quarter of 2005 and for the nine months ended September 30, 2005, results of discontinued operations represent income of $.7 million and $1.3 million, respectively, from adjustments of reserves related to prior divestitures. The adjustments resulted from the favorable resolution of certain tax and other contingencies.
     In 2004, discontinued operations for the first nine months of the year includes the operating results of our grinding wheels business, which was sold on April 30, 2004. The year-to-date amount includes a gain of $.8 million to adjust the previously recorded estimated loss on sale to reflect actual sales proceeds and expenses.
Net Loss
     Including restructuring costs and discontinued operations, we had a net loss of $6.9 million, or $.18 per share, in the third quarter of 2005. In the third quarter of 2004, we had a net loss including refinancing costs and restructuring costs of $5.5 million, or $.18 per share.
     In the first three quarters of 2005, we had a net loss of $19.8 million, or $.51 per share, compared to a loss of $49.9 million, or $1.72 per share, in the comparable period of 2004. The loss per share amount for 2004 includes the effect of the beneficial conversion feature that is described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
Comparative Operating Results
     Due to the significant effects of restructuring costs in recent years, the following tables are provided to assist the reader in better understanding our segment operating earnings (loss) including these amounts.
Machinery Technologies – North America
Operating Results

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Segment operating earnings as reported	$4.3	$4.1	$11.0	$6.9
Restructuring costs	(.1)	(2.3)	(.9)	(4.5)

Adjusted operating earnings	$4.2	$1.8	$10.1	$2.4

Machinery Technologies – Europe
Operating Results

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Segment operating earnings (loss) as reported	$(1.5)	$(.3)	$(4.1)	$2.1
Restructuring costs	—	—	—	(.2)

Adjusted operating earnings (loss)	$(1.5)	$(.3)	$(4.1)	$1.9

Mold Technologies
Operating Results

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2005	2004	2005	2004

Segment operating earnings (loss) as reported	$(.7)	$1.1	$2.2	$2.4
Restructuring costs	—	—	.1	(.4)

Adjusted operating earnings (loss)	$(.7)	$1.1	$2.3	$2.0

     The industrial fluids segment had restructuring costs of less than $.1 million in the first quarter of 2005 and none in 2004.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At September 30, 2005, we had outstanding forward contracts totaling $7.2 million. At December 31, 2004, we had no outstanding forward contracts and at September 30, 2004, we had outstanding forward contracts totaling $7.5 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at September 30, 2005 and September 30, 2004 would not materially affect our consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
Interest Rate Risk
     At September 30, 2005, we had fixed rate debt of $231 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004, and floating rate debt of $8 million. At both December 31, 2004 and September 30, 2004, fixed rate debt totaled $231. Floating rate debt totaled $22 million at December 31, 2004 and $21 million at September 30, 2004. As a result of these factors, portions of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effects of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.
     On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of increasing interest expense for the third quarter of 2005 by $.3 million and increasing interest expense by $.7 million for the nine month period ended September 30, 2005.
     At September 30, 2005, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would be approximately $.3 million. Actual positive or negative effects in future periods cannot be determined at this time.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     During the third quarter of 2005, one of our non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which expires on August 31, 2006, replaces an arrangement with another institution under which sales of receivables were made with recourse. At September 30, 2005 and December 31, 2004, the gross amounts of accounts receivable that had been sold under the agreements in effect as of those dates totaled $7.9 million and $6.6 million.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At September 30, 2005 and December 31, 2004, our maximum exposure under these guarantees totaled $7.7 million and $8.0 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
Contractual Obligations
     Our contractual obligations for the remainder of 2005 and beyond are shown in the table that follows. At September 30, 2005, obligations under operating leases are not significantly different from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
Contractual Obligations

			2006-	2008-	Beyond
(In millions)	Total	2005	2007	2009	2009

11 1/2% Senior Secured Notes due 2011	$225.0	$—	$—	$—	$225.0
Other long-term debt	2.1	.3	1.2	.4	.2
Capital lease obligations	14.0	.5	4.1	5.9	3.5
Other long-term liabilities
Pension plan contributions (a)	79.3	.6	57.4	21.3	—
Unfunded pension benefits (b) (c)	143.0	.8	5.9	6.2	130.1
Postretirement medical benefits (c) (d)	43.6	.8	5.8	4.5	32.5
Insurance reserves (c)	21.6	3.3	5.8	7.4	5.1

Total	$528.6	$6.3	$80.2	$45.7	$396.4

(a)	We are required to make contributions to our defined benefit pension plan for certain U.S. employees in 2005. The amounts shown above for years subsequent to 2005 are estimates based on the current provisions of the plan, its current funded status and the discount rates required to be used for minimum funding purposes by the Pension Funding Act of 2004. The amounts of actual contributions for those years can be expected to vary based on factors such as returns on plan assets, changes in the plan’s discount rate and actuarial gains and losses. The amount shown above for 2006 – 2007 consists of $2.9 million in 2006 and $54.5 million in 2007 while the amount for 2008 – 2009 includes $17.4 million in 2008. However, we are currently evaluating various alternatives, some of which have the potential of permitting us to satisfy our funding obligations over a longer period of time.

(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess liability carriers and other parties totaling $9.8 million.

(d)	As discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Retirement Benefit Plans,” we plan to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers. This change is expected to result in cash savings in excess of $1 million per year. However, the amounts presented above do not include these benefits because they have not yet been precisely quantified by year.
     The above table excludes the contingent liabilities of up to $7.7 million related to loan guarantees that are discussed above.
Liquidity and Sources of Capital
     At September 30, 2005, we had cash and cash equivalents of $48 million, a decrease of $21 million from December 31, 2004. The decrease was due in part to net repayments of borrowings totaling $14 million under our asset based credit facility and other obligations with a portion of the proceeds from a rights offering that was completed in the fourth quarter of 2004. Of the $48 million of cash, approximately 85% was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions.
     Operating activities provided $15 million of cash in the third quarter of 2005 compared to a $5 million use of cash in 2004. The amount for 2005 reflects the combined effects of a decrease in accounts receivable and increases in trade accounts payable and other current liabilities. The usage of cash in 2004 was due in part to reductions in current and noncurrent liabilities during the quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
     For the first nine months of 2005, operating activities provided $6 million of cash compared to a $51 million use of cash in the first nine months of 2004. The amount for 2005 reflects increases in certain liabilities and a decrease in accounts receivable, the combined effects of which were partially offset by an increase in inventories that resulted from higher order levels. In addition to the final $10 million annual interest payment on the 7 5/8% Eurobonds that were repurchased on June 10, 2004, the amount for 2004 includes a $33 million use of cash in the first quarter related to the termination and repayment of our receivables purchase agreement and $5 million of cash spent in the first nine months of the year in pursuing alternatives to the refinancing transactions.
     Investing activities used $3 million of cash in the third quarter of 2005 and $1 million of cash in the comparable period of 2004, in both cases due principally to capital expenditures.
     In the first nine months of 2005, investing activities used $5 million of cash due principally to capital expenditures. In the comparable period of 2004, investing activities provided $4 million of cash reflecting the proceeds from the divestiture of the grinding wheels business which were partially offset by capital expenditures.
     In the third quarter of 2005, financing activities used $1 million of cash due principally to preferred stock dividends. In the comparable period of 2004, financing activities provided $4 million of cash as a result of additional short-term borrowings.
     For the first nine months of 2005, financing activities used $20 million of cash compared to a negligible use of cash in 2004. The amount for 2005 was due principally to debt repayments. The net amount for 2004 includes the proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011 which were offset by the repurchase of the 7 5/8% Eurobonds and the repayment of $115 million of 8 3/8% Notes and our former revolving credit facility in March, 2004.
     Our current ratio was 2.0 at September 30, 2005 compared to 1.9 at December 31, 2004. The current ratio was 1.7 at September 30, 2004.
     Total debt was $239 million at September 30, 2005 compared to $253 million at December 31, 2004. The decrease was due principally to the previously discussed repayments of debt obligations.
     Total shareholders’ equity was $14 million at September 30, 2005, a decrease of $36 million from December 31, 2004. The decrease was due principally to unfavorable foreign currency translation adjustments, preferred stock dividends and the loss incurred during the period.
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
     Based on the assets included in the borrowing base as of September 30, 2005 and without giving effect to reserves, borrowings and issuances of letters of credit (in each case, as discussed below), we had approximately $58 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of September 30, 2005, after giving effect to then-outstanding borrowings and letters of credit, our availability after deducting the $11 million of reserves was approximately $35 million. As discussed below, our asset based facility originally contained, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The facility was amended on February 11, 2005 to modify these requirements as discussed more fully below. The facility also contains a limit on capital expenditures that was originally required to be complied with on a quarterly basis through September 30, 2005 but the facility was amended on February 11, 2005 to extend this test through December 31, 2005. Thereafter we will have to comply with a fixed charge coverage ratio to be tested quarterly beginning in the first quarter of 2006. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment. As amended, we

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
will be required to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 for the first three fiscal quarters of 2006 and 1.25 to 1.00 for subsequent quarters. The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Concurrently with the February 11, 2005 amendment, we made a $2.5 million prepayment of the facility from the proceeds of our rights offering. We subsequently used additional proceeds to repay the remaining amounts drawn under the facility.
     As discussed above, our asset based facility requires us to maintain minimum levels of cumulative consolidated EBITDA to be tested quarterly. This test was originally required through September 30, 2005 but the February 11, 2005 amendment to the facility extended it through December 31, 2005 and established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005. The amendment also reduced the minimum cumulative consolidated EBITDA requirements for 2005 as follows: for the nine consecutive calendar months ending March 31, 2005 from $32.3 million to $26.4 million; for the twelve consecutive calendar months ending June 30, 2005 from $43.0 million to $35.8 million; and for the twelve consecutive calendar months ending September 30, 2005 from $48.4 million to $36.6 million. Subsequent to February 11, 2005, we identified additional adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, we were in compliance with the EBITDA requirements as of December 31, 2004 and March 31, 2005. We subsequently identified additional adjustments that resulted in reducing second quarter 2005 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on June 29, 2005, to waive any noncompliance in the second quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, we were in compliance with the EBITDA requirement as of June 30, 2005. On July 29, 2005, the facility was amended to, among other things, reduce the cumulative consolidated EBITDA requirements for the twelve calendar month periods ending September 30, 2005 and December 31, 2005 to $27.0 million and $24.0 million, respectively. We were in compliance with the revised covenant at September 30, 2005 and currently expect to be in compliance at December 31, 2005.
     Our ability to continue to meet the cumulative consolidated EBITDA covenant and, beginning in the first quarter of 2006, the minimum fixed charge coverage ratio covenant will be contingent on a number of factors, many of which are beyond our control. These include our need for a continued increase in capital spending in the plastics processing industry and the resulting increases in our sales revenues and operating margins, our need for no material decrease in price realization, our ability to absorb recent raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the minimum cumulative consolidated EBITDA requirements, the minimum fixed charge coverage ratio requirements or any other conditions to borrowing of our asset based facility, we will attempt to further renegotiate these covenants or those conditions with our lenders to assure compliance. Although we are not yet subject to the fixed charge coverage ratio requirements, based on current expectations it is likely that we will need to renegotiate this covenant prior to the end of the first quarter of 2006. However, we cannot control our lenders’ actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the minimum cumulative consolidated EBITDA requirements or the minimum fixed charge coverage ratio requirements of our asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate any indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there was a payment default or the maturity had been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.
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
     At September 30, 2005, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $29 million, of which approximately $15 million was available under certain circumstances.
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
     Capital expenditures for all of 2005 are expected to be approximately $14 million, including approximately $7 million in the fourth quarter. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for the year.
     Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule and continued improvements in demand levels in 2005 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated costs savings and operating improvements on schedule and volume and pricing levels continue to improve, we may need to fund interest payments on the 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including the excess availability reserve and the hedging reserve, which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants, including meeting the minimum cumulative consolidated EBITDA requirements through the fourth quarter of 2005, the minimum fixed charge coverage ratio requirements beginning in the first quarter of 2006 and other conditions to borrowing as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity discussed above to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness, as discussed above. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2005 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate the identified material weaknesses in internal control over financial reporting, or any additional material weaknesses or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2004 and products introduced and expected to be introduced in 2005;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future; and

•	our ability to extend our pension funding obligations for 2007 and beyond over a longer period of time, or otherwise be able to fund our pension funding obligations when they become due.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 on pages 46 and 47 of this Form 10-Q.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the SEC). As of the end of the company’s third quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below and in Item 9A of the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended (the Annual Report) relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2005, due to the material weaknesses in internal control over financial reporting described in Item 9A of the Annual Report.
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
     The following is a description of the three material weaknesses in the company’s internal control over financial reporting as of December 31, 2004:
     Review of Complex and Judgmental Accounting Issues – There are inadequate levels of review of complex and judgmental accounting issues. Various audit adjustments were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of deferred tax valuation allowances as well as litigation reserves and recoverables from third-party insurers. These adjustments are reflected in the company’s audited financial statements for the year ended December 31, 2004. In addition, during the fourth quarter of 2005, the company became aware of the need to restate its consolidated financial statements due to the failure to consider the effect of a beneficial conversion feature in the calculation of basic and diluted loss from continuing operations per common share and net loss per common share. This error represents an effect of the material weakness in review of complex and judgmental accounting issues.
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

     Segregation of Duties – There is inadequate segregation of incompatible duties with respect to the company’s manual and computer-based business processes at the corporate and operating levels. Such inadequacy in segregation of incompatible duties significantly reduced or eliminated the effectiveness of many of the company’s internal controls over the accounts which comprise the consolidated financial statements. This material weakness has been caused primarily by two factors:
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
     Inventory Valuation – There are insufficient controls with respect to the accounting for inventories primarily at one major North American manufacturing location. Specifically, the company did not have effective controls to ensure inventory was properly valued and to ensure inventory was properly relieved at the time of sale. No significant audit adjustments to the company’s audited financial statements as of December 31, 2004 were necessary as a result of this condition. In addition, management believes that inventory values at that date and the related cost of sales for the year ended December 31, 2004 are fairly stated in all material respects.
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

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders of Milacron Inc. was held on August 3, 2005

(b)	All director nominees were elected

(c)	The shareholders voted on the following matters:
Proposal and Vote Tabulation

	Votes Cast
	For	Against	Abstain	Non-Votes

Approval of the appointment of independent auditors	87,498,005	777,577	2,108,953	—
Election of Directors

	Votes For	Votes Withheld

Director
Sallie B. Bailey	88,173,802	2,220,733
Charles F.C. Turner	85,614,791	4,779,744
Larry D. Yost	85,624,170	4,770,365
     In addition, the holders of the 6% Series B Convertible Preferred Stock, voting separately as a class, elected the following directors: H. Christopher DeCotiis, Mark L. Segal and Duane K. Stullich.

PART II	Other Information

Item 6.	Exhibits

Exhibit (3)	—	Certificate of Incorporation and Bylaws

Exhibit (4)	—	Instruments Defining the Rights of Security Holders, Including Indentures

Exhibit (10)	—	Material Contracts

Exhibit (11)	—	Statement Regarding Computation of Per-Share Earnings

Exhibit (31)	—	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	—	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.
Date: November 7, 2005	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: November 7, 2005	By:	/s/ Ross A. Anderson
Ross A. Anderson
Vice President – Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.		Page

10. Material Contracts:

10.1	Fourth Amendment to Financing Agreement dated as of June 10, 2004 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the lenders, JPMorgan Chase Bank, National Association as administrative and collateral agent

- Incorporated by reference to the company’s Form 8-K dated July 29, 2005

Index to Exhibits

Exhibit No.	Page

11.	Statement Regarding Computation of Per-Share Earnings	61

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report Furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	62

	31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	63

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	64

99.	Additional Exhibits — not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.