Form 10-K
period 2005-12-31
MILACRON INC
filed 2006-03-13
CIK 716823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 1-8485

MILACRON INC.
(Exact name of registrant as specified in its charter)

DELAWARE	31-1062125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2090 Florence Avenue Cincinnati, Ohio	45206
(Address of principal executive offices)	(Zip Code)
(513) 487-5000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,804,016 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006

Common Stock, $.01 par value per share	51,285,132 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006	Part III

MILACRON INC.
2005 FORM 10 K

PART I

Item 1.	Business

General

Milacron is a major solutions provider to the plastics-processing industries and a leading supplier of premium fluids to the metalworking industries. By offering advanced technology and superior aftermarket service and support, we are committed to the success of our customers worldwide. We operate four business segments:

•	Machinery technologies — North America

•	Machinery technologies — Europe

•	Mold technologies

•	Industrial fluids

Our first three segments provide to plastics processors a broad range of technologically advanced products, services and support used in state-of-the-art plastics processing operations. Our fourth segment blends and sells fluids with advanced formulations that meet many stringent performance, health and safety requirements and are used in a wide variety of metalworking applications.

Accounting for 86% of consolidated sales in 2005, our plastics technologies segments manufacture and sell machines and turnkey systems as well as related mold tooling and components, MRO (maintenance, repair and operating) supplies, and value-added services and support for injection molding, extrusion and blow molding — methods that account for over 90% of all plastic part production. Major global markets for our plastics technologies include automotive, packaging, building materials, consumer goods, electronics, medical, and housewares.

In our industrial fluids segment, representing 14% of total sales, we formulate, manufacture and sell coolants, lubricants, process cleaners and corrosion inhibitors and provide related value-added services to a variety of metalworking industries. Major global markets for our industrial fluids include automotive, industrial components and machinery, aerospace, oil and primary metals, appliances, consumer goods, and off-road equipment.

History

Starting in the 1860s as a screw and tap machine shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading machine tool maker serving metalworking industries, in the late 1990s we divested this legacy business and subsequently in the past four years also divested our metalcutting tool and grinding wheel businesses in order to focus exclusively on plastics technologies and industrial fluids.

Recent Events

During the 1990s, Milacron benefited from a strong economy with high levels of sales and growing profitability. Strategic acquisitions allowed us to expand faster than the general economy. From the end of 2000 through 2003, however, we experienced the most severe and prolonged downturn in the North American manufacturing sector since the 1930s. During this major recession in North America, with European markets stagnant, our global plastics technologies sales dropped by more than 25% and operating earnings fell from almost $100 million in 2000 to a loss in 2001 and only marginal profitability in 2002 and 2003. This difficult economic environment also significantly impaired our liquidity and access to capital. In response, we reduced our cost structure, exited non-core businesses and completed a number of key refinancing transactions in order to improve our profitability, focus on core competencies, reduce our indebtedness and increase our financial flexibility.

In 2004, we saw the beginning of a recovery in plastic part production and in capacity utilization of plastics processors. This encouraging trend continued midway through 2005, at which time a sudden, unexpected rise in oil and resin prices slowed the recovery significantly. By the end of 2005, however, capacity utilization rates were again approaching levels historically associated with increases in capital investment. For the year 2005, Milacron had a consolidated net loss of $14.0 million, compared to a net loss of $51.8 million in 2004, on sales of $808.9 million, a 4% increase over the prior year.

Website

We maintain an Internet website at www.milacron.com. Our site provides company, product and service information, as well as investor information, including our annual report on Form 10-K and other filings on Form 10-Q and 8-K and any amendments thereto, our latest earnings and news releases, stock information, investor presentations and conference call access and replays. Information filed with the Securities and Exchange Commission (the “SEC”) is made available as soon as reasonably practicable after it is filed. The information contained on our website is not incorporated by reference in this report.

Strategic Acquisitions and Divestitures

In 2001, we expanded our presence in durable goods and consumable products for plastics processors with three relatively small acquisitions. Since that time, however, due to exceptionally weak business conditions, we have made no significant acquisitions. During the last four years, we have divested six businesses, all metalworking product lines.

Acquisition	Date	Product Lines
Progress Precision	2001	Plastics extrusion feed screws
Reform Flachstahl	2001	Plastics mold bases and components
EOC Normalien	2001	Plastics mold bases and components

Divestiture	Date	Product Lines

Valenite	2002	Carbide metalcutting inserts, tool holders
Widia	2002	Carbide metalcutting inserts, tool holders
Werkö	2002	Round metalcutting tools
Talbot	2003	Round metalcutting tools
Minnesota Twist Drill	2003	Round metalcutting tools
Cimform	2004	Vitrified and resin-bonded grinding wheels

Manufacturing Efficiency and Cost Structure

We are focused on better serving our customers and improving our financial performance through continuous cost reduction, greater working capital efficiency, increased manufacturing productivity and enhanced product quality.

Milacron began implementing Lean Manufacturing and Six Sigma methodologies throughout our operations in 2001 and we have accelerated implementation through intensive employee training programs. Most of our employees worldwide have received Lean/Six Sigma training, and hundreds of cross-functional teams continue to solve problems and improve process efficiencies resulting in shorter response times, lower working capital requirements and improved cash flow.

We are reducing our overall costs and improving our operational efficiency through strategic global sourcing and manufacturing. We are concentrating our own manufacturing on those core components we can make better and/or less expensively than we would obtain through outsourcing. As part of this effort, we continue to seek new suppliers who offer greater flexibility, lower cost and higher quality, while consolidating existing supplier relationships and making other improvements to our supply chain.

Over the past five years we have closed several manufacturing plants in North America and Europe and have consolidated manufacturing capacity to more efficient facilities. During this time period, we also eliminated the need for approximately 1,700 manufacturing and administrative positions worldwide and divested various non-core assets.

These initiatives have contributed materially to the generation of over $77 million of annualized cost savings from our operating structure since the end of 2000 and a reduction in primary working capital as a percent of sales from 40% in 2001 to 23% by the end of 2005. In 2006, we expect further savings from operations of up to $4 million as we implement other initiatives in our ongoing effort to achieve operational excellence.

Refinancing

In 2004, Milacron completed a number of key refinancing transactions to strengthen our balance sheet and improve our financial flexibility. We repaid two long-term debt issues due to mature in 2004 and 2005 and eventually consolidated all our major long-term debt into one obligation of $225 million in 11 1/2% Senior Secured Notes due 2011. We also successfully negotiated a new four-year, $75 million senior secured revolving credit facility to expire in 2008 and we issued 500,000 shares of 6% Series B Convertible Preferred Stock to Glencore Finance AG and Mizuho International plc in exchange for $100 million of new capital, which we used to help retire our 2004 maturities. As a result of all these transactions, we increased our equity base, maintained good financial flexibility and reduced our cost structure, which we believe leaves us better prepared to benefit from the continued recovery anticipated in our end markets in 2006 and beyond.

In the fourth quarter of 2004, we conducted a rights offering, which allowed existing holders of common stock to purchase 0.452 new shares for every share held at $2.00 each. At 78% subscribed, the offering resulted in the issuance of 12.7 million new shares of common stock and net proceeds to the company of $24.2 million. In the first quarter of 2005, we announced we would use the proceeds to pay down short-term debt and to add to our cash position in anticipation of working capital needs related to the continued strong growth in our North American plastics machinery business, higher levels of investment for new equipment and systems upgrades and any other developments in 2005.

We conducted no major refinancing activities in 2005.

Product Research and Development

We design and manufacture innovative, value-added products to reinforce our leading global positions and achieve sales growth. We continually invest in research and development to improve the performance of our existing products, to bring new products to market and to remain at the technological forefront of the plastics processing and metalworking fluids industries. To these ends we invested $19.7 million, or 2.4% of sales, in R&D in 2005, compared to $19.8 million, or 2.6% of sales, in 2004 and $17.8 million, or 2.4% of sales, in 2003.

Patents

Milacron holds a number of patents pertaining to both plastics technologies and industrial fluids, none of which are material to their respective business segments.

Employees

Milacron’s average employment level from continuing operations was approximately 3,500 people in 2005. Of these, almost half were outside the U.S. As of year-end 2005, our employment was about 3,560 people.

Segment Information

Segment and geographic information for the years ended December 31, 2005, 2004 and 2003 is included in the notes to Milacron’s Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Plastics Technologies

Products and Services.  We believe Milacron is the world’s broadest-line supplier of machinery, mold bases and related tooling and supplies to process plastics. Our extensive applications engineering expertise and comprehensive aftermarket service and support further differentiate us from our competitors. With combined 2005 sales of $697 million, our plastics technologies businesses are organized in three segments:

Machinery technologies — North America

•	Injection molding systems, parts and services supplied from North America, India and China

•	Blow molding systems, parts, molds and services supplied from North America

•	Extrusion systems, parts and services supplied from North America

Machinery technologies — Europe

•	Injection molding systems, parts and services supplied from Europe

•	Blow molding systems, parts, molds and services supplied from Europe

Mold technologies

•	Injection mold bases, related components/tooling and services worldwide

•	MRO — maintenance, repair and operating supplies worldwide

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

Injection molding is a very versatile process used to make a wide variety of plastic products, ranging from auto parts and electronic devices to consumer goods, medical equipment and containers. Milacron is the largest supplier of injection molding machinery to the North American market and the third largest worldwide. We are a recognized technology leader in all-electric injection molding and in co-injection, multi-component-material-color, high-tonnage, and low-pressure foam/gas-assisted injection molding, offering systems that significantly reduce the customer’s cost per part. Our patented PC-based control technology for plastics molding machines assures high-quality part production and brings the power of the Internet and improved communications to the shop floor.

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

Our high-output, twin-screw extruders are North American market leaders for producing a wide variety of PVC (polyvinyl chloride) and plastic composite products, such as siding, decking, fencing and pipe, used in commercial and home construction markets. Smaller models of our single-screw extruders serve such end markets as plastics film and medical tubing. We also supply a leading line of new and rebuilt high-performance screws and barrels, which are the productivity and value components in the extrusion business, for all makes and models of extruders. With the expiration of a five-year non-compete agreement with the buyer of our divested European extrusion systems business, in 2005 we made good progress in reintroducing our advanced extrusion systems and technologies to markets outside North America.

For North American injection mold makers and injection molders, Milacron is the leading supplier of durable mold bases, mold base components, ejector pins, nozzles, screw tips and MRO supplies. We are the number-three supplier of mold bases, components and MRO supplies in Europe and on a global basis. Independent mold makers are our largest customer category. We provide the widest range of standard and special mold technologies and the latest advances in quick-change molds, hot runner systems and art-to-part metal printing of complex molds. Offering high-quality MRO products at competitive prices, we strive to become an extension of our customers’

businesses by meeting their day-to-day needs for small tools, gauges, temperature regulators, lubricants, safety supplies and thousands of other items.

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

Milacron competes in a global market, estimated to be $13 billion on an annualized basis, for plastics equipment and supplies. Our product mix generally parallels the major segments of this market. About two-thirds of the market consists of capital equipment, which is highly sensitive to general economic cycles and capital spending patterns. In addition, demand is often shaped by other factors such as fluctuations in resin pricing and availability, oil and other energy costs, the impact of interest rates on new housing starts and auto sales, the introduction of new products or models, and consumer confidence and spending. Changes in currency exchange rates may also affect our customers’ businesses and, in turn, the demand for processing equipment. To reduce our dependency on capital goods cycles, we continue to look for ways to expand our durable and consumable product offerings as well as our aftermarket services on a global basis.

Although not always understood by those outside the industry, the use of plastics generally is environmentally friendly and energy conserving compared to making the same products out of metal, wood, paper or glass. In addition, many polymer suppliers, machinery makers and processors are actively developing and improving methods of recycling plastics. As a member of the trade association, The Society of the Plastics Industry, Milacron continues to work with other leading companies to make plastics a part of the solution to the challenges of energy and environmental conservation.

Geographic Sales.  About 64% of our plastics technologies products and services in 2005 were sold to customers in North America. European sales made up about 24% of the total, with the remainder coming from Asia and the rest of the world.

Distribution.  Milacron maintains sales, marketing and customer service facilities in major cities and regions across North America, Europe and Asia. We also sell through large networks of distributors and/or sales and service offices in all major countries.

We sell our plastics machinery and systems through a combination of direct sales force and independent agents who are spread geographically throughout our key markets. We sell our mold bases, supplies and components through a direct distribution network in North America and Europe, through a large network of joint venture sales and service offices in Asia, over the Internet and via telemarketing. We market our MRO supplies through both printed and electronic catalogs as well as over the Internet.

Customers.  Our plastics technologies customers are involved in making a wide range of everyday products: from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras and razors; from milk bottles to wood-fiber plastic decking. Key end markets in order of 2005 sales were automotive, packaging, building materials, consumer goods and toys, electrical and electronics, custom molders, appliances and housewares, medical, and industrial machinery.

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

In addition to the facilities listed above, we currently own one inactive manufacturing facility that is held for sale. In 2004 and 2005, this location was written down to reflect revised estimates of its expected selling price.

The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $75 million asset based revolving credit facility with JP Morgan Chase Bank, as administrative agent and collateral agent: (i) Lewistown, Pennsylvania, (ii) Youngwood, Pennsylvania, (iii) Melrose Park, Illinois, (iv) Mt. Orab, Ohio and (v) Madison Heights, Michigan.

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

Industrial Fluids

Products and Services.  With 2005 sales of $112 million, our industrial fluids segment provides metalworking industries worldwide with a wide variety of coolants, lubricants, forming fluids, process cleaners and corrosion inhibitors used in the shaping of metal products. Customers count on our extensive knowledge of chemistry and metalworking applications to maximize their productivity.

Coolants are required in the vast majority of metalworking operations, including cutting, grinding, stamping and forming, to achieve desired part quality and output through higher metal-removal rates and longer tool life. Our family of premium fluids offers superior performance while meeting the demands of today’s toughest metalworking operations. We enhance our customers’ competitiveness by prolonging tool life, reducing coolant usage, and improving metal-removal and metalforming productivity. For over half a century, our specialty has been synthetic (water-based) and semi-synthetic fluids, which provide excellent lubricity and are generally more environmentally friendly than traditional mineral oil-based products. In recent years, we have developed advanced “green” fluids, made from renewable oils and synthetic esters, which match or exceed the performance characteristics of mineral oil-based fluids, but with improved health and safety features and environmental advantages.

We add value for our customers by helping them maintain the safety and effectiveness of their fluids and by offering them our expertise in fluid/operation synergies to optimize their metalworking processes. Fluid optimization can provide our customers with significant productivity gains and cost savings.

Traditionally, our strength has been in the area of metalcutting and grinding, but we also blend and sell stamping and metalforming fluids, process cleaners, corrosion inhibitors and other specialty products for metalworking, all of which represent good growth opportunities for us.

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

Geographic Sales.  About 53% of our 2005 industrial fluid sales were made to customers in North America, while another 39% were to European customers. The remaining sales were to customers in Asia and the rest of the world.

Distribution.  Milacron’s industrial fluids are sold primarily through industrial distributors, with some direct sales, as well as through printed catalogs. We produce most of what we sell, and most of what we make is sold under our own brand names. In addition, some of our fluids are sold under brand names of other companies through their own market channels.

Customers.  Our metalworking fluids are involved in making all kinds of products: from automotive power train components to aluminum soft drink cans, from air conditioners and glass mirrors to bearings, golf clubs and a wide variety of industrial components.

Markets for our industrial fluids in order of importance based on 2005 sales were automotive, industrial components and machinery, job shops, aerospace, oil and primary metals, appliances and housewares, electrical and electronics, consumer goods, and off-road equipment. The largest customer category, automotive, accounted for 36% of fluid sales in 2005.

Production Facilities.  For our industrial fluids segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Cincinnati, Ohio	Metalworking fluids
Corby, England *	Metalworking and metalforming fluids
Livonia, Michigan	Process cleaners, corrosion inhibitors, specialty products
Sturgis, Michigan	Metalforming fluids
Ulsan, South Korea	Metalworking fluids
Vlaardingen, The Netherlands	Metalworking fluids

*	Leased

The above facilities provide approximately 250,000 square feet of manufacturing, warehousing and office space. All facilities are in good repair and are considered suitable for the purposes for which they are used. The level of utilization of the facilities in relation to their practical capacities varies but, in all instances, is sufficient to justify their continued operation.

The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $75 million asset based revolving credit facility with JPMorgan Chase Bank, as administrative agent and collateral agent: (i) Cincinnati, Ohio (ii) Sturgis, Michigan and (iii) Livonia, Michigan.

Competition.  We believe Milacron holds a leadership position in world markets for synthetic metalworking fluids. Our competitors range from large petrochemical companies to smaller companies specializing in similar fluids. Principal competitive factors in this business include market coverage, product performance, delivery, price and customer service.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During Last Five
Name and Age	Position	Years

Ronald D. Brown (52)	Chairman, President and Chief Executive Officer	Elected Chairman, President and Chief Executive Officer in 2001. Elected President and Chief Operating Officer in 1999. Has served as a Director since 1999.
Ross A. Anderson (49)	Vice President — Finance and Chief Financial Officer	Elected Vice President — Finance and Chief Financial Officer in 2005. Prior thereto was Vice President and General Manager for North American Plastics Injection Machinery from 2004 to 2005, Corporate Controller from 2002 to 2004 and Group Controller of Plastics Machinery Technologies Group from 1998 to 2002.
Hugh C. O’Donnell (54)	Senior Vice President, General Counsel and Secretary	Elected Senior Vice President in 2004 and elected Vice President, General Counsel and Secretary in 1999.

Positions Held During Last Five
Name and Age	Position	Years

Dr. Karlheinz Bourdon (48)	President — Global Plastics Machinery	Elected President of Global Plastics Machinery business in 2004. Prior thereto was General Manager, Plastics Machinery Technologies Group from 2003 to 2004, Senior Managing Director, Plastics Machinery Europe from 2001 to 2003, and Managing Director, Ferromatik Milacron from 1999 to 2001.
David E. Lawrence (55)	President — Global Mold Technologies	Elected President of Global Mold Technologies business in 2004. Prior thereto was General Manager, Global Mold Technologies from 2003 to 2004 and General Manager, North America of D-M-E, a Milacron subsidiary, from 1999 to 2003.
Robert C. McKee (54)	President — Global Industrial Fluids	Elected President of Global Industrial Fluids business in 2004. Prior thereto was General Manager, Global Industrial Fluids from 2002 and General Manager, Consumable Products Division from 2000 to 2002.
M. Bradley Baker (40)	Vice President — Human Resources	Elected Vice President of Human Resources in 2004. Prior thereto was Director, Global Human Resources from 2002 to 2004 and Group Director, Human Resources — Plastics Technologies from 1999 to 2002.
John C. Francy (41)	Vice President and Treasurer	Elected Vice President in 2004 and Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998.
Danny L. Gamez (43)	Controller	Elected Controller in 2005. Prior thereto was employed by subsidiaries of SPX Corporation from 2001 to 2005, most recently as Chief Financial Officer of SPX Cooling Technologies GmbH, and by Donnelly Hohe GmbH as Group Controller and Finance Director from 1998 to 2001.

Notes:

The parenthetical figure below the name of each individual indicates his age at most recent birthday prior to December 31, 2005.

There are no family relationships among the executive officers of the Registrant.

Officers of the company are elected each year by the Board of Directors.

Item 1A.	Risk Factors

Risks Relating to Our Liquidity and Our Indebtedness

If our cash flow available to service our debt does not continue to improve, we may not be able to service our debt with cash from operating activities, which may cause us to default on our debt instruments.

In 2001, 2002 and 2003, we experienced significantly lower demand for our plastics machinery, primarily due to the global economic slowdown and, more specifically, a dramatic decline in capital goods spending. While shipment volumes improved in 2004 and 2005, they remained below historical levels. These lower levels of demand for plastics machinery led to significantly more intense price competition than we had historically experienced. Our plastics processing customers’ production capacities were under utilized during the period 2001 through 2004 which resulted in a significant reduction in capital spending. While capacity utilization in the plastics processing industry improved in 2005, a return to higher levels of capital spending can be expected to trail the increase in utilization.

During the year ended December 31, 2005, our earnings were inadequate to cover fixed charges by $20 million. It is possible that our business will not be able to generate sufficient cash flow from operations to service our indebtedness and pay other expenses, that currently anticipated cost savings and operating improvements will not be realized on schedule or at all or that future borrowings will not be available to us under our asset based facility in an amount sufficient to enable us to make interest payments on our indebtedness or to fund other liquidity needs.

Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule during 2006 and, as we have seen moderate improvements in order levels in 2005, continued improvement in sales volume in 2006 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated cost savings and operating improvements on schedule and volume and pricing levels improve, we may need to fund interest payments on our 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility, the major provisions of which are discussed in detail in the section of Item 7 of this Form 10-K captioned “Liquidity and Sources of Capital.” However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including an excess availability reserve (as described below), which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing under our asset based facility, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants, including a minimum cumulative total North America EBITDA requirement and a cumulative capital expenditures limitation that will apply during 2006 if our availability under the asset based facility falls below specified levels for specified periods and a minimum fixed charge coverage ratio requirement beginning in 2007. We have had to seek several waivers of and amendments to the financial covenants in our asset based facility in order to continue to be able to borrow, and we may need to attempt to further renegotiate our covenants with our lenders to assure compliance. However, we cannot control our lenders’ actions and future negotiations may be unsuccessful. If we have no additional availability or are otherwise unable to borrow against our asset based facility, our liquidity would be impaired and we would need to pursue alternative sources of liquidity to service our debt and pay our expenses. It is possible that we would not be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses, or our failure to comply with the covenants governing our indebtedness, could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

Our liquidity depends on the availability of borrowings under our asset facility, which is subject to the discretion of the administrative agent thereunder.

Pursuant to the terms of our asset based facility, the cash we receive from collection of receivables is subject to an automatic “sweep” to repay the borrowings under our asset based facility on a daily basis. As a result, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations.

The availability of borrowings under our asset based facility is subject to a borrowing base limitation, including a $10 million excess availability reserve and a $1 million hedging reserve (as a result of an interest rate swap that was entered into in 2004), and other conditions to borrowing. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the satisfaction of conditions to borrowing under our asset based facility is determined by the administrative agent in its discretion. Further, the administrative agent has the customary ability to reduce, unilaterally, the availability of borrowings at any time by, for example, reducing advance rates, imposing or changing collateral value limitations, establishing reserves or declaring certain collateral ineligible. If the administrative agent exercises its discretion and limits the availability of borrowings under our asset based facility, our liquidity could be materially adversely affected and our availability could fall below the levels at which additional covenants, including a minimum cumulative total North America EBITDA requirement, would begin to apply.

Our substantial level of indebtedness may adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2005, we had approximately $240 million in total indebtedness. In addition, as of December 31, 2005, we and certain of our non-U.S. subsidiaries had guaranteed $6 million of off-balance sheet obligations related to customer financings. As of December 31, 2005, we had approximately $65 million of undrawn commitments under our asset based facility of which approximately $37 million was available to be borrowed.

Our substantial indebtedness could have important consequences. For example, it could:

•	require us to dedicate a substantial portion or even all of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase the amount of interest expense that we have to pay because some of our borrowings are at variable rates of interest, which, if increased, will result in higher interest payments;

•	increase our vulnerability to existing and future adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends; and

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities.

The agreements governing our indebtedness impose financial and other restrictions upon us, including compliance with certain financial covenants. In addition, our asset based facility is subject to a borrowing base limitation, including the excess availability reserve, which may be adjusted from time to time in the discretion of the administrative agent for the lenders and is subject to meeting financial covenants. We have had to seek several waivers of and amendments to the covenants in our asset based facility in order to remain in compliance, and we may not be able to comply with these covenants in the future or satisfy conditions to the availability of borrowings. Failure to achieve compliance with covenants contained in any of these agreements could result in a loss of funding availability or a default under the related agreement, and could lead to acceleration of the related debt and the acceleration of debt under the other agreements. If we are unable to meet our expenses and debt obligations, we will need to refinance all or a portion of our indebtedness, sell assets or raise equity. However, we may not be able to refinance or otherwise repay such indebtedness, sell assets or raise equity on acceptable terms or at all and, if that is the case, we would be unable to service our indebtedness and our continued viability would be threatened.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to borrowing base limitations, including an excess availability reserve, which may be adjusted from time to time in the discretion of the administrative agent for the lenders under our asset based facility, and our satisfaction of certain conditions to borrowing under our asset based facility, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition, our asset based facility permits additional borrowings thereunder. As of December 31, 2005, we had approximately $65 million of undrawn commitments thereunder of which approximately $37 million was available to be borrowed. If new debt is added to our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Restrictions and covenants in debt agreements limit our ability to take certain actions.

The indenture governing the 11 1/2% Senior Secured Notes and the credit agreement for our asset based facility contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability, among other things, to:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on capital stock or purchase capital stock;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	make certain investments or acquisitions.

We are currently restricted by the terms of the indenture from paying dividends on our Series B Preferred Stock.

As discussed above, the credit agreement for our asset based facility requires us to satisfy certain financial covenants and other conditions to borrowing. Also, the availability of borrowings under our asset based facility are subject to a borrowing base limitation, including the excess availability and hedging reserves and our satisfaction of certain conditions to borrowing. Subject to certain limited exceptions, our accounts receivable and inventory, our cash and cash equivalents and certain other collateral, are pledged to secure on a first priority basis our asset based facility and certain other obligations and, subject to certain exceptions, are not permitted to be pledged to secure other indebtedness we or our subsidiaries may otherwise be able to incur.

Events beyond our control, such as prevailing economic conditions, changes in consumer preferences and changes in the competitive environment, could hinder any improvement in, or further impair, our operating performance, which could affect our ability and that of our subsidiaries to comply with the terms of our debt instruments. It is possible that we and our subsidiaries will not be able to comply with the provisions of our respective debt instruments, including any applicable financial covenants in the credit agreement for our asset based facility. Breaching any of these covenants, conditions or restrictions or the failure to comply with our obligations after the lapse of any applicable grace periods could result in a loss of funding availability or a default under the applicable debt instruments, including the credit agreement for our asset based facility. If there were an event of default, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. It is possible that our assets or cash flow or that of our subsidiaries would not be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default. It is also possible that if we were required to repurchase the 11 1/2% Senior Secured Notes or any other debt securities upon a change of control we would not be able to refinance or restructure the payments on such debt. Further, if we are unable to repay, refinance or restructure our indebtedness under our asset based facility, the lenders under our asset based facility could proceed against the collateral securing that indebtedness. In that event, any proceeds received upon a realization of such collateral would be applied first to amounts due under our asset based facility before any proceeds would be available to make payments on the 11 1/2% Senior Secured Notes. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our or our subsidiaries’ other debt instruments, including the 11 1/2% Senior Secured Notes.

Due to the restrictions, conditions and covenants contained in the credit agreement for our asset based facility, we may need to seek additional amendments or waivers from our lenders in order to avoid a loss of funding availability or a default resulting from an inability to improve our results of operations or to permit our entry into certain transactions we may desire to consummate in the future. In the past, we have had to seek amendments and waivers to financing facilities, including our asset based facility, and in certain cases we have agreed to pay the lenders a fee to obtain their consent. We may be required to pay the lenders under our asset based facility a fee for their consent to any further amendments or waivers we may seek in the future. It is also possible that we will not be able to obtain any amendment or waiver we may seek in the future. It is also possible that we will need to seek bondholder consent for certain transactions we may desire to consummate in the future. There can be no assurance that such consent will be received.

An “ownership change” for U.S. federal income tax purposes will cause utilization of our pre-change tax loss carryforwards and other tax attributes to be substantially delayed, which could increase income tax expense and decrease available cash in future years.

The conversion of certain of our debt obligations into common stock and the subsequent exchange of this common stock and certain other debt obligations for convertible preferred stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of the ownership change, the timing of our utilization of our pre-change U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. The allowable limitation is cumulative for years in which it is not fully utilized. At December 31, 2005, the cumulative limitation amounts to approximately $35 million which consists of $12 million from 2004 and $23 million from 2005. This delay could increase tax expense and decrease available cash in future years. The above limitations do not apply to any post-change in control net operating losses incurred.

Risks Relating to Our Business

If we fail to continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or to remedy any material weaknesses in our internal controls that we may identify in the future, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

During 2004, we conducted our initial evaluation of the company’s internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. As of that date, three material weaknesses, as defined in standards established by the Public Company Accounting Oversight Board (United States), were identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The identified weaknesses were as follows:

•	inadequate levels of review of complex and judgmental accounting issues;

•	inadequate segregation of incompatible duties with respect to manual and computer-based business processes at the corporate and operating levels; and

•	insufficient controls with respect to the accounting for inventories, primarily at one major North American manufacturing facility.

During 2005, we successfully remediated these material weaknesses and no additional material weaknesses were identified on our assessment as of December 31, 2005. However, there can be no assurance that material deficiencies will not be identified in the future.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our capital stock.

Many of our customers are in cyclical industries that have historically experienced significant downturns, which has resulted in substantially reduced demand for our products.

The success of our business depends on the profitability of our customers’ business. Many of our customers are in businesses that are highly cyclical in nature and sensitive to changes in general economic conditions, such as the automotive, building materials, electronics and consumer durables industries. Their demand for our products and services changes as a result of general economic conditions (including increases in their cost structures), interest rates and other factors beyond our control. The performance of our business is directly related to the production levels of our customers. In particular, prices for plastic resins used to make plastic products and parts increased significantly in 2005 and can be expected to remain at high levels for the foreseeable future. When resin prices increase, our customers’ profit margins decrease, resulting in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin which has had an adverse effect on our business and ability to generate operating cash flows. The costs of other materials and services used by our customers also increased during 2005, a factor which has also adversely affected our sales volume and profitability.

As a result of the significant downturn in the U.S. manufacturing sector that began in 2001, consolidated sales from continuing operations fell from peak levels of $994.3 million in 1999 and $974.5 million in 2000 to $755.2 million in 2001, $693.2 million in 2002, $739.7 million in 2003, $774.2 million in 2004 and $808.9 million in 2005. As a result, we sustained substantial operating losses. Our net loss from all operations including goodwill impairment charges, restructuring costs, refinancing costs, discontinued operations and cumulative effect of change in method of accounting was $35.6 million in 2001, $223.2 million in 2002, $190.9 million in 2003, $51.8 million in 2004 and $14.0 million in 2005. While demand is gradually improving, we have experienced a prolonged decrease in our plastics machinery sales because of the slowdown in many of our plastics technologies businesses end markets. For the year ended December 31, 2005, sales in our three plastics technologies businesses were $696.7 million, compared to $904.2 million in 1999, $873.8 million in 2000, $662.4 million in 2001, $597.2 million in 2002, $635.5 million in 2003 and $665.2 million in 2004. While sales have continued to improve in relation to the low point that occurred in 2002, they have not yet reached the levels attained in 1999 and 2000. From continuing operations, we lost $28.6 million in 2001, $18.7 million in 2002, $183.7 million in 2003, $51.3 million in 2004 and $16.5 million in 2005. The loss from continuing operations for 2003 includes a noncash goodwill impairment charge of $65.6 million (with no tax benefit) and an income tax charge of approximately $71 million to establish valuation allowances related to U.S. deferred tax assets. The losses for 2003 and 2004 include refinancing costs of $1.8 million and $21.4 million, respectively, in both cases, with no tax benefit. Declines in economic conditions in the industries served by our customers has and may continue to have a material adverse effect on our business and ability to generate positive operating cash flows.

If a large portion of our North American and Western European customers continue to outsource their manufacturing activities to areas where we do not currently have manufacturing operations, we may encounter difficulties keeping these customers.

In recent years, many companies have been outsourcing their manufacturing activities to lower cost regions such as Asia and Eastern Europe. The toy industry and the electronics industry, for example, have outsourced much of their manufacturing to areas outside the United States and Western Europe. Retaining business from outsourcing customers involves challenges such as being able to compete for their business with competitors that have more proximate operations, incurring extra costs to supply those customers, and in some cases being able to establish our own manufacturing operations closer to those customers, as we did in China in 2004 with the formation of a joint venture to manufacture injection molding machines. However, the establishment of new manufacturing operations involves significant investment and time. If our customers continue to outsource to lower cost areas, we may not be able to expand our operations rapidly enough to meet their needs on a cost-effective basis or at all. Additionally, if our competitors further expand their operations to China and other areas where manufacturing activities are outsourced before we do, they may increase their customer base at our expense.

We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully our results of operations could fail to further improve or could deteriorate.

Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastics machinery and related products are highly competitive and include a number of North American, European and Asian competitors. Principal competitive factors in the plastics machinery industry are: price, product features, technology, performance, reliability, quality, delivery and customer service. We also face many competitors in the industrial fluids segment of our business. Principal competitive factors in our industrial fluids segment include price, market coverage, technology, performance, delivery and customer service.

We may encounter difficulties in our restructuring and cost-savings efforts, which could prevent us from achieving our anticipated cost savings.

Over the past several years we have taken significant actions to realign our cost structure to improve customer service and respond to the lower levels of demand we have experienced in our plastics technologies businesses. During 2005, we announced that we will be implementing additional plans to further reduce our costs and streamline our operations. However, we may not be able to fully implement these plans or achieve anticipated cost reductions. In addition, our anticipated cost savings are based upon certain estimates that may prove to be inaccurate. Our ability to achieve the anticipated cost savings could be adversely affected by a number of factors, including, for example, compliance with foreign labor and other laws and regulations and disruptions to our operations that may occur in implementing planned restructurings.

Further increases in our cost structure will have an adverse effect on our operating results on cash flows.

During 2005, we experienced significant increases in the costs of raw materials used in our business, particularly for steel and for chemicals used in the production of metalworking fluids. We also experienced higher transportation and utility costs due principally to significant increase in oil prices. As discussed elsewhere in this Item 1A, our pension costs continued to increase in 2005 and can be expected to increase further in 2006. In combination, these factors adversely affected our profitability in 2005 and can be expected to continue to do so in the future. While we have responded by further reducing our cost structure and increasing the prices we charge our customers, these measures were not always sufficient to offset the effects of the cost increases we experienced. Our asset based facility includes a covenant that requires us to maintain minimum levels of EBITDA in 2006 in certain circumstances and achieve specified fixed charge coverage ratios beginning in 2007. If we are unable to minimize the effects of historical and future cost increases with further selling price increases, it is possible that we will be unable to comply with these covenants.

Our significant international operations subject us to risks such as unfavorable political, regulatory, labor and tax conditions.

Our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. For the year ended December 31, 2005, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 7%; Asia 7%; and the rest of the world 4%. We expect sales from international markets to continue to represent a significant portion of our total sales. Risks inherent in our international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic and political conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars or products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be difficult.

Our overall success as a global business depends, in part, upon our ability to succeed in differing and unpredictable legal, regulatory, economic, social and political conditions. We may not be able to continue to succeed in developing and implementing policies and strategies that will be effective in each foreign market where we do business. Any of the foregoing factors may have a material adverse effect on our ability to generate cash flow and grow our business.

Our operations are conducted worldwide and our results of operations are subject to currency translation risk and currency transaction risk that could adversely affect our financial condition and results of operations.

The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For the year ended December 31, 2005, we generated approximately 44% of our sales in foreign currencies, particularly the euro. Significant changes in the value of the euro relative to the U.S. dollar could have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt and U.S. dollar denominated debt. For the year ended December 31, 2004, we experienced favorable translation effects on new orders of $24 million and sales of $25 million in relation to 2003. In 2005, favorable currency effects in relation to 2004 were $4 million for new orders and $3 million for sales despite a weakening of the euro versus the U.S. dollar over the course of the year. The effects on earnings were not material in either 2004 or 2005. If the euro should continue to weaken against the U.S. dollar in the future, we will experience a negative effect in translating our European new orders, sales and earnings when compared to historical results. In addition to currency translation effects, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records revenues. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and translation risks and any volatility in currency exchange rates may have an adverse effect on our financial condition or results of operations and, therefore, on our ability to make principal and interest payments on our indebtedness when due.

Our operations depend to a great extent on the economy of the European and Asian markets. These economies may not be as stable as that of the U.S.

Our operations depend upon the economies of the European and Asian markets. These markets include countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product, interest and foreign exchange rates. We may be subject to such fluctuations in the local economies. To the extent such fluctuations have an effect on the ability of our consumers to pay for our products, the growth of our products in such markets could be impacted negatively.

Certain of our targeted markets are in countries in which the rate of inflation is significantly higher than that of the U.S. It is possible that significant increases in the rates of inflation in such countries could not be offset, in whole or in part, by corresponding price increases by us even over the long-term.

Our principal U.S. pension plan is underfunded, which we expect will require us to make cash contributions to the plan, which, in turn, will reduce the cash available for our business, and adverse equity market or interest rate conditions may increase our pension liability and expense.

As of December 31, 2005, the projected benefit obligation under our Milacron Retirement Plan exceeded the plan’s fair value of assets by $165 million, based on a discount rate of 5.75%. In 2004 and 2005, we were required to make contributions to this plan of $4.2 million and $2.4 million, respectively. We will be required to make significant additional contributions to the plan in the future in order to comply with minimum funding requirements imposed by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plan as performed by the plan’s actuaries. Based on an actuarial valuation for the plan completed as of January 1, 2005, contributions are expected to be $2.7 million in 2006. This amount is not expected to change significantly, if at all. We currently expect that the minimum required contribution in 2007 will be approximately $50 million. However, actual contributions for years after 2006 cannot be reasonably determined at this time because of the potential effects of new legislation pending in the U.S. Congress. If enacted, this legislation is expected to have the effect of increasing the total required contribution amounts but allowing them to be made over a longer period of time than under current law. Enactment of the legislation could significantly change the estimated minimum required contribution for 2007 of $50 million. In addition, interest rate relief measures that had been in place under the Pension Funding Act of 2004 expired on December 31, 2005 and have not yet been replaced. These relief measures allowed plan sponsors to use higher interest rates based on corporate bond yields to establish funding requirements than would otherwise have been the case. In this regard, current law would have required the yield in 30 year Treasury securities to be used if interest rate relief had not been in place. In the absence of interest rate relief or new legislation, funding requirements beyond 2006 could increase substantially. We are evaluating various alternatives, some of which have the potential of permitting us to satisfy our funding obligations over a longer period of time, but there is no assurance that these measures will be available or prove to be feasible.

Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could adversely affect our financial condition and results of operations. In addition, failure to fund the pension plan as required by law (or incurring certain liens in connection with a failure to fund or seeking a waiver from funding obligations) would be a breach of the terms of our asset based facility and therefore a default. If such default is not cured or waived, our indebtedness could be accelerated which would have a material adverse effect on our liquidity and financial position. Finally, funding the pension plan might require the sale of significant business assets which would adversely affect our ability to generate cash in the future. In addition, such sales of assets would generally require lender and, possibly, bondholder consent and it is possible that such consent will not be granted.

As a result of the decline in the financial markets, we changed our assumption for the expected rate of return on plan assets in 2003 from 9.5% to 9%. The rate will be further lowered to 8.75% for 2006. The change from the 9.5% rate of return assumption to the lower 9% rate had the effect of increasing the amount of pension expense that would otherwise have been reportable in 2005 by more than $1.8 million. The change to the 8.75% rate for 2006 will have the effect of increasing pension expense by $.9 million in relation to the amount that would be recorded using the 9% rate. Before deducting charges of $4.7 million for supplemental retirement benefits, we recorded pension income of $9.4 million related to this plan in 2002, of which $7.6 million related to continuing operations. In 2003, however, pension income decreased to $0.6 million, once again excluding charges for supplemental benefits of $3.2 million. In 2004, we recorded pension expense of $6.7 million, substantially all of which related to continuing operations. Pension expense increased further to $12.3 million in 2005. Pension expense for 2006 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty. At this time, however, we expect pension expense to be approximately $13 to $14 million in 2006.

Because of the significant decrease in the value of the assets of the funded plan for certain U.S. employees and retirees during 2001 and 2002 and decreases in the plan’s discount rate, we recorded a minimum pension liability adjustment of $118 million effective December 31, 2002. This resulted in a $95 million after-tax reduction in shareholders’ equity. At December 31, 2003, the reduction in shareholders’ equity was decreased by $14 million (with no tax effect) due to an increase in plan assets in 2003 that was partially offset by an increase in liabilities that resulted from a lower discount rate. However, the amount of the adjustment to shareholders’ equity related to this plan was increased by $6 million in 2004 and $18 million in 2005 (in both cases, with no tax benefit) due principally to further discount rate reductions. These adjustments were recorded as a component of accumulated other comprehensive loss and therefore did not affect reported earnings or loss. However, they resulted in after-tax reductions of shareholders’ equity, including $105 million at December 31, 2005. Adverse market conditions or additional discount rate reductions would result in an increase in the plan’s underfunded position, which would result in further minimum pension liability adjustments.

We may be unable to respond in an effective and timely manner to technological changes in our industry and could lose customers as a result.

Our success in the future will depend in part upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes of our competitors in a cost-effective and timely manner. Our inability to anticipate, respond to or utilize changing technologies could cause us to lose customers.

We may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position.

Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary technologies used in our principal products. We have not always been successful in preventing the unauthorized use of our existing intellectual property rights by our competitors. For example, in the past we have determined that certain of our competitors were using our patented designs in the designs of their machines. We negotiated royalty payments from these competitors which totaled $8.3 million in 2000, $1.1 million in 2001, $4.5 million in 2002, $.9 million in 2003 and $.6 million in 2004. It is possible we will not be able to discover unauthorized use of our proprietary technologies in the future or that we will not be able to receive any payments therefor. If we are not successful in protecting our intellectual property it may result in the loss of valuable technologies or require us to make payments to other companies for utilizing their intellectual property rights. We generally rely on patent, trade secret and copyright laws as well as confidentiality agreements with other parties to protect our technologies; however, some of our technologies may not be protected. In addition, we cannot be assured that:

•	any of our patents will not be invalidated, circumvented or licensed to others;

•	any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all;

•	others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents; or

•	steps taken by us to protect our technologies will prevent misappropriation of such technologies.

We also own or have rights to various trademark registrations and trademark registration applications in the United States and certain international jurisdictions that we use in connection with our business. Policing unauthorized use of our trademarks is difficult and expensive, and it is possible that we will not be able to prevent misappropriation of our trademark rights in all jurisdictions, particularly in countries whose laws do not grant the same protections as does the United States.

We are subject to litigation that could have an adverse effect upon our business, financial condition, results of operations or reputation.

We are a defendant in or otherwise a party to numerous lawsuits and other proceedings that result from, and are incidental to, the conduct of our business. These suits and proceedings concern issues including product liability, patent infringement, environmental matters and personal injury matters. In several such lawsuits and proceedings, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids and tools, supplied and/or managed by us. We are vigorously defending these claims and, based on current information, believe we have recorded appropriate reserves in addition to excess carrier insurance coverage and indemnity claims against third parties. The projected availability under our asset based credit facility is currently expected to be adequate to cover our cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder. However, it is possible that our ultimate liability could substantially exceed our current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were we to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, our future operating results and financial condition, particularly our liquidity, could be adversely affected.

Our operations may subject us to potential responsibilities and costs under environmental laws that could have an adverse effect on our business, financial condition and results of operations.

Our operations are subject to environmental laws and regulations in the U.S. and abroad relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of manufacturing plants entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions, and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations, including former plant facilities and off-site disposal sites. While, based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in additional costs. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

A significant softening of the U.S. economy could require us to change our assumptions regarding our deferred tax assets, which could materially increase our income tax expense and adversely affect our results of operations.

At December 31, 2005, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2005, we had provided valuation allowances against all net deferred tax assets except $62 million in the U.S. that are offset by qualified tax planning strategies and available carrybacks and $9 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.

At December 31, 2005, we had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $185 million and related deferred tax assets of $57 million. Valuation allowances totaling $48 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carrryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany and Italy — to conclude that no valuation allowances are required.

At December 31, 2005, we had a U.S. federal net operating loss carryforward of $116 million, which will expire between 2023 and 2026. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carryforwards ($10 million), totaled $66 million. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforwards beyond 2026.

The transaction entered into with Glencore Finance AG and Mizuho International plc on June 10, 2004 caused an “ownership change” as defined by the Internal Revenue code and regulations and will substantially delay the timing of the utilization of certain of the pre-change U.S. loss carryforwards and other tax attributes that are discussed in the preceding paragraph. The company has calculated an annual limitation of approximately $23 million that can be used to offset post-change taxable income. The annual limitation is cumulative for any portion not used in prior post-change years. Therefore, the cumulative limitation at the end of 2005 was approximately $35 million which consisted of $12 million from 2004 and $23 million from 2005. This delay will increase tax expense and decrease available cash in future years.

As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million to U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million.

We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ equity in the period of the adjustment.

If we are unable to retain key employees, our performance may be hindered.

Our ability to provide high-quality products and services depends in part on our ability to retain our skilled personnel in the areas of management, product engineering, servicing and sales. Certain of our businesses rely heavily on key personnel in the engineering, design and formulation of our products. Our results of operations could be adversely affected if we are unable to retain key employees or recruit replacements.

The interests of our principal shareholders may conflict with those of other shareholders.

As of March 1, 2006, Glencore Finance AG, Mizuho International plc and Triage Offshore Funds, Ltd. collectively owned 100% of the shares of our outstanding Series B Preferred Stock, which represents approximately 53% of our outstanding equity (on an as-converted basis). In addition, Glencore, Mizuho and Triage have special voting and approval rights as holders of shares of Series B Preferred Stock. By virtue of such stock ownership, Glencore, Mizuho and Triage have the power to significantly influence our affairs and to influence, if not decide, the outcome of matters required to be submitted to shareholders for approval, including the election of our directors and amendment of our charter and bylaws. As of March 1, 2006, the company had been advised by Mizuho that it intended to sell its shares of Series B Preferred Stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate headquarters building from a third party. This building is located in Cincinnati, Ohio.

The remaining information required by Item 2 is included in Part I on pages 7 and 9 of this Form 10-K.

Item 3.	Legal Proceedings

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange. As of March 1, 2006, there were approximately 3,950 holders of record of our common shares. Our 4% Cumulative Preferred Stock and 6% Series B Convertible Preferred Stock are not actively traded.

The following table shows the price range of the common shares for 2004 and 2005, as reported by the New York Stock Exchange. No dividends were paid in 2005 or 2004. The indenture governing our 11 1/2% Senior Secured Notes due 2011 (discussed on page 87 of this Form 10-K) contains restrictions limiting the payment of cash dividends on our common stock, and our asset based revolving credit facility (discussed on pages 48 through 51 of this Form 10-K) prevents the payment of cash dividends on our common stock. The terms of our 4% Cumulative

Preferred Stock and our Series B Preferred Stock require that accrued and unpaid dividends on such stock be paid prior to any dividend or distribution on, or repurchase of, our common stock. As of March 1, 2006, there were accrued and unpaid cash dividends, outstanding on the 4% Cumulative Preferred Stock of $1.00 per share and on the Series B Preferred Stock of $3.00 per share.

Common Stock Price Range

	High	Low

2004, quarter ended
March 31	$4.55	$1.86
June 30	4.49	3.25
September 30	4.02	2.83
December 31	3.76	2.66
2005, quarter ended
March 31	$3.50	$2.40
June 30	3.09	1.88
September 30	2.30	1.65
December 31	1.90	1.08

The following table summarizes stock repurchases and reacquisitions for the quarter ended December 31, 2005.

	(a)	(b)	(c)	(d)
Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value) of
			(or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as	that May Yet Be
	of Shares	Paid per	Part of Publicly	Purchased Under
	(or Units)	Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs(1)	Programs(1)

October 1 - October 31, 2005	—	—	—	—
November 1 - November 30, 2005	—	—	—	—
December 1 - December 31, 2005	—	—	—	—
Total	—	—	—	—

(1)	As of December 31, 2005, there were no publicly announced plans or programs to repurchase stock.

Information on equity compensation plans is presented under Item 12 of this annual report.

Item 6.	Selected Financial Data

	2005		2004		2003		2002		2001
	(Dollars in millions, except per-share amounts)

Summary of Operations
Sales	$808.9		$774.2		$739.7		$693.2		$755.2
Loss from continuing operations before cumulative effect of change in method of accounting(a)	(16.5	)(b)	(51.3	)(b)	(183.7	)(b)	(18.7	)(b)	(28.6	)(b)
Per common share(c)
Basic	(.47)		(1.72	)(d)	(5.02)		(.52)		(.80)
Diluted	(.47	)(e)	(1.72	)(d)(e)	(5.02	)(e)	(.52	)(e)	(.80	)(e)
Earnings (loss) from discontinued operations	2.5	(f)	(.5	)(f)	(7.2	)(f)	(16.8	)(f)	(7.0)
Per common share(c)
Basic	.05		(.01)		(.19)		(.46)		(.19)
Diluted	.05	(e)	(.01	)(e)	(.19	)(e)	(.46	)(e)	(.19	)(e)
Cumulative effect of change in method of accounting	—		—		—		(187.7	)(g)	—
Per common share(c)
Basic	—		—		—		(5.15)		—
Diluted	—		—		—		(5.15	)(e)	—
Net loss(a)	(14.0)		(51.8)		(190.9)		(223.2)		(35.6)
Per common share(c)
Basic	(.42)		(1.73	)(d)	(5.21)		(6.13)		(.99)
Diluted	(.42	)(e)	(1.73	)(e)	(5.21	)(e)	(6.13	)(e)	(.99	)(e)
Financial Position at Year End
Working capital of continuing operations	186.8		193.4		22.2		166.9		176.5
Property, plant and equipment-net	114.2		128.4		140.8		149.8		165.8
Total assets	671.6		737.9		733.4		947.3		1,528.5
Long-term debt	233.3		235.9		163.5		255.4		501.1
Total debt	240.0		253.1		323.4		301.5		576.7
Net debt (total debt less cash and cash equivalents)	194.3		183.9		230.6		179.2		486.6
Shareholders’ equity (deficit)	(5.1)		50.4		(23.6)		143.5		444.6
Per common share	(2.49)		(1.42)		(.85)		4.07		13.11
Other Data
Dividends paid to common shareholders	—		—		.7		1.4		12.4
Per common share	—		—		.02		.04		.37
Capital expenditures	12.7		8.8		6.5		6.2		13.5
Depreciation and amortization	18.4		20.3		21.7		23.0		34.9
Backlog of unfilled orders at year-end	96.5		87.3		92.0		76.4		61.2
Employees (average)	3,516		3,490		3,760		4,090		4,672

(a)	In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. Upon adoption of the FIFO method, all amounts for the years 2001 through 2003 were adjusted to conform to the new presentation.

(b)	Includes restructuring costs of $1.6 million ($1.5 million after tax) in 2005, $13.0 million (with no tax benefit) in 2004, $27.1 million ($25.5 million after tax) in 2003, $13.9 million ($8.8 million after tax) in 2002 and $17.5 million ($11.0 million after tax) in 2001. In 2004 and 2003, includes refinancing costs of $21.4 million and $1.8 million, respectively, in both cases with no tax benefit. In 2003 and 2002, includes goodwill impairment charges of $65.6 million and $1.0 million, respectively, in both cases with no tax benefit.

(c)	The numbers of shares used to compute earnings (loss) per common share data for all years prior to 2004 include the effect of a “bonus element” inherent in a rights offering that was completed in the fourth quarter of 2004. Under the terms of the offering, holders of common shares were permitted to acquire additional shares at a price of $2.00 per share compared to a weighted-average market price on the closing dates of $2.91 per share. The effect of the bonus element was to increase the numbers of shares used to calculate basic and diluted earnings (loss) per common share by a factor of 1.0891.

(d)	In 2004, loss from continuing operations per common share and net loss per common share include the effect of a beneficial conversion feature that is included in the Series B Preferred Stock that was issued in June 2004. In addition to dividends on all preferred stock, the $15.9 million value of the beneficial conversion feature has been added to the applicable loss amounts in calculating the respective loss per common share amounts.

(e)	For all years presented, diluted earnings per common share is equal to basic earnings per common share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.

(f)	In 2005, 2004 and 2003, includes income of $2.5 million, income of $.8 million and expense of $.8 million, respectively, related to adjustments of previously recorded gains and losses on divestitures of discontinued operations. In 2002, includes a net gain of $8.4 million on the divestitures of the Valenite and Widia and Werkö metalcutting tools businesses, the planned divestiture of the round metalcutting tools and grinding wheels businesses and adjustments of reserves related to the 1998 sale of the machine tools segment.

(g)	Represents a goodwill impairment charge related to the adoption of a new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We entered the plastics machinery business with the introduction of our first line of injection molding machines in the late 1960s. By the mid 1980s, we had become the number-one U.S. producer of plastics machinery. Our major customers are producers of automobiles, packaging, building materials, consumer goods, electrical products, appliances and housewares, industrial components and machinery, and medical devices.

Milacron pioneered the development and introduction of synthetic (water-based) industrial fluids in the late 1940s. Our largest customer for fluids is the automotive industry, followed by makers of industrial components and machinery, aircraft, appliances and housewares, and energy extraction.

Plastics Markets — Background and Recent History

Since the end of World War II, plastics and plastic composites have increasingly replaced traditional materials such as metal, wood, glass and paper throughout manufacturing. Since 1970, global consumption of plastics resins has grown at a compounded annual rate of 6%, compared to 2% for steel and 3% for aluminum (Sources: BASF AG, Association of Plastics Manufacturers in Europe, International Iron & Steel Institute, U.S. Geological Survey).

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

In the 1990s, Milacron, like many other U.S. companies, benefited from a strong, growing economy. Our plastics technologies sales were approaching $1 billion with good profitability. At the end of the decade, however, the U.S. manufacturing sector fell into its most severe and prolonged downturn since the 1930s. From June 2000 to June 2003, for example, U.S. industrial production, a key indicator of demand for our products, declined 6% (Source: U.S. Federal Reserve Board). The plastics processing portion of the manufacturing sector was very severely impacted. As production slowed, capacity utilization rates of U.S. plastics processors dropped from the previous peaks in excess of 90% to record lows around 77% (Source: U.S. Federal Reserve Board), and shipments of injection molding machines in North America fell from a $1.2 billion 12-month moving total in 2000 to under $700 million by the end of 2001. It stayed at very low levels through 2003, experiencing only a partial recovery in 2004 (Source: The Society of Plastics Industry).

During this deep recession in North America, with European markets stagnant, demand for many of our plastics machinery lines declined by 50% or more, and our total global plastics technologies sales fell 27%. Despite a series of responsive actions, including a number of plant closings, head-count reductions and other measures resulting in cumulative annual cost-savings of $77 million, severely depressed sales volumes led to consolidated losses from continuing operations in 2001 through 2005.

In early 2004, the manufacturing sector of the North American economy began to show some signs of recovery. In the plastics sector, part production and U.S. capacity utilization were increasing gradually. In mid-2005, however, the industry was hit by a steep, unexpected jump in oil prices, resulting in rapid rises in material and resin costs. Many of our plastics-processing customers were negatively impacted, and we saw a slower recovery in plastics machinery orders in the second half of the year. By the end of 2005, energy and material costs appeared to have stabilized and there were signs that the recovery had resumed.

Industrial Fluids — Recent History

During the severe manufacturing recession of 2000-2003, overall demand for our metalworking fluids declined by 10%, as our largest customer group, automakers, maintained high levels of production both in North America and worldwide. Profitability in the fluids business, although impacted, held up fairly well throughout this period, with operating earnings in the range of 13% to 15% of sales.

In 2004 and 2005, sales of our metalworking fluids grew modestly, but profitability in this segment declined due to significant increases in product liability insurance and related expenses, as well as higher material costs and pension expense.

Consolidated 2005 Results

Sales and new orders in 2005 were up slightly compared to 2004, as good growth in North America and Asia and favorable currency translation effects were tempered by weakness in western Europe. Our net loss for the year was $14.0 million, and included $1.5 million in after-tax restructuring charges. This compared to a net loss of $51.8 million, which included, with no tax benefit, $21.4 million of refinancing costs and $13.0 million of restructuring costs. Savings from restructuring and other cost reduction measures were offset by increased costs for materials, pension, insurance and compliance with the Sarbanes-Oxley Act.

Opportunities and Challenges

During the first half of 2005, the recovery in machinery orders in North America was strong, growing at 15+% over the prior year. In mid-year, however, oil and related energy costs rose suddenly and unexpectedly, which had the effect of slowing the order rate improvement to about 10% in the second half. Also during the year, we faced increased pension and insurance expense, higher costs associated with Sarbanes-Oxley compliance and ongoing weakness in western European markets.

As we enter 2006, it appears that energy and material prices have stabilized and capacity utilization rates by U.S. plastics processors are rising again to historically high levels. This bodes well for continued recovery in our North American machinery businesses, and we are projecting an overall global sales growth of 4% to 5% for the year. Profitability, however, remains under pressure from high material, pension and insurance expenses.

In 2006, we will continue to develop new and better products and services, especially in the aftermarket sectors of our businesses. We will also strengthen our performance and customer focus in our home markets of North America and western Europe, while expanding our presence outside the United States, Canada and western Europe. Critical to our long-term success, during the year we will be executing the restructuring of our European plastics businesses, however the bulk of the benefits will not be realized until 2007. Overall, with further sales growth and improved pricing, as well as some cost reductions, we have the opportunity to improve operating performance in each of our segments as the year progresses.

Consolidated 2005 Results

Presence Outside the U.S.

Since 1993, Milacron has significantly expanded its presence outside the U.S. and become more globally balanced. For 2005, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Asia 7%; Canada and Mexico 7%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2005, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in 2004 despite the progressive weakening that occurred during the year. As a result, Milacron experienced favorable currency translation effects on new orders and sales of $4 million and $3 million, respectively. The effect on earnings was not material.

During 2005, the euro weakened against the U.S. dollar by approximately 12% which caused the majority of a $17 million unfavorable adjustment to consolidated shareholders’ equity.

If the euro should weaken further against the dollar in future periods, we could experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Significant Accounting Policies and Judgments

The Consolidated Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the note captioned “Summary of Significant Accounting Policies” on pages 57 through 61 of this Form 10-K, which should be read in connection with the discussion that follows. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe that the estimates used in the preparation of the Consolidated Financial Statements are reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

At December 31, 2005, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax purposes. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2005, we have provided valuation allowances against all net deferred tax assets except $62 million in the U.S. that are offset by $59 million of qualified tax planning strategies and $3 million of available carrybacks and $9 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.

At December 31, 2005, we had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $185 million and related deferred tax assets of $57 million. Valuation allowances totaling $48 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany and Italy — to conclude that no valuation allowances are required.

At December 31, 2005, we had a U.S. federal net operating loss carryforward of $116 million, which will expire between 2023 and 2026. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforward ($16 million) and additional state and local loss carryforwards ($10 million), totaled $66 million. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2026. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax will be phased out ratably over the years 2006 through 2010. As a result of the legislative change, the benefit of our Ohio net operating loss carryforward will also be phased out.

The transaction entered into with Glencore Finance AG and Mizuho International plc on June 10, 2004 (see Liquidity and Sources of Capital) caused an “ownership change” as defined by the Internal Revenue code and regulations and will substantially delay the timing of the utilization of certain of the pre-change U.S. loss carryforwards and other tax attributes. The company has calculated an annual limitation of approximately $23 million that can be used to offset post-change taxable income. This limitation is for each year and is cumulative for years in which the limitation is not fully utilized. Therefore, the cumulative limitation at the end of 2005 amounts to approximately $35 million which consisted of $12 million from 2004 and $23 million from 2005. This delay will increase tax expense and decrease available cash in future years.

At June 30, 2003, we concluded that a recovery in the plastics industry and our return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003, we expected to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, U.S. generally accepted accounting principles include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a charge to the tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of our U.S. deferred tax assets for which future income was previously assumed.

During the second half of 2003 and during the year 2004, we increased U.S. deferred tax assets by a total of $33 million. Valuation allowances were increased by $35 million during this period. As of December 31, 2004, U.S. deferred tax assets net of deferred tax liabilities totaled $171 million and U.S. valuation allowances totaled $106 million. We continued to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2004, valuation allowances had not been recorded with respect to $65 million of U.S. deferred tax assets based on qualified tax planning strategies of $61 million and tax carrybacks of $4 million. Due to better market information and refined estimates, the $61 million of tax planning strategies at the end of 2004 represented a net $8 million increase over the tax planning strategies at December 31, 2003 which resulted in a $8 million non-cash credit to the provision for income taxes in 2004.

For the year 2005, U.S. deferred tax assets increased by $12 million. Valuation allowances were increased by $15 million during this period. At December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2005, valuation allowances had not been recorded with respect to $59 million of U.S. deferred tax assets based on qualified tax planning strategies. Due to continuous monitoring of the factors used to determine the value of our tax planning strategies, the $59 million of tax planning strategies at December 31, 2005 represented a net $2 million decrease from the value of tax planning strategies at December 31, 2004.

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

Allowances for doubtful accounts are generally established using specific percentages of the gross receivable amounts based on their age as of a particular balance sheet date. Because of the product line and customer diversity noted above, each business unit is required to base the percentages it applies to its aged receivables on its unique history of collection problems. The percentages used are reviewed for continued reasonableness on a quarterly basis. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable for our continuing operations have averaged $3.5 million during the last three years. While we believe that our reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of our major customers could result in the need for additional reserves in the future.

Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. As is the case for allowances for doubtful accounts, each business unit selects the percentages it applies based on its (i) unique history of inventory usage and obsolescence problems and (ii) forecasted usage. The preliminary calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2005, our operations recorded new inventory obsolescence reserves totaling $1.3 million and utilized $2.5 million of such reserves in connection with the disposal of obsolete inventory. We believe that our reserves are appropriate in light of our historical results and our assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.

Our warranty reserves are of two types — “normal” and “extraordinary.” Normal warranty reserves are intended to cover routine costs associated with the repair or replacement of products sold in the ordinary course of business during the warranty period. These reserves are accrued using a percentage-of-sales approach based on the ratio of actual warranty costs over a representative number of years to sales revenues from products sold with warranties over the same period. The percentages are required to be reviewed and adjusted as necessary at least annually. Extraordinary warranty reserves are intended to cover major problems related to a single machine or customer order or to problems related to a large number of machines or other type of product. These reserves are intended to cover the estimated costs of resolving the problems based on all relevant facts and circumstances. In recent years, costs related to extraordinary warranty problems have not been significant. In 2005, our operations accrued warranty reserves totaling $3.6 million and incurred warranty-related costs totaling $3.2 million. While we believe that our warranty reserves are adequate in the circumstances, unforeseen problems related to unexpired warranty obligations could result in a requirement for additional reserves in the future.

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

SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally best determined through market prices. Due to the absence of market prices for our businesses and as permitted by SFAS No. 142, we have elected to base our testing on discounted cash flows as discussed above. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The cash flows we use are derived from the annual long-range planning process that we complete in the third quarter of each year. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three years based on current and forecasted economic conditions. Each business unit’s plan is reviewed by corporate management and the entire plan is reviewed with our board of directors. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels, general economic trends and other factors. The discount rates are obtained from an outside source based on the Standard Industrial Classification codes in which our businesses operate. These discount rates are then judgmentally adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results), “country risk” (the risk that economic or political instability in the non-U.S. countries in which we operate will cause a business unit’s projections to be inaccurate) and other factors. Finally, a growth factor beyond the three-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used are susceptible to change due to global and regional economic conditions as well as competitive factors in the industries in which we operate. In recent years, many of our cash flow forecasts have not been achieved due in large part to the unprecedented length and depth of the recession, particularly in the market for capital equipment in the plastics processing industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable in the circumstances, various economic factors could cause the results of our testing to vary significantly.

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

Our annual reviews of goodwill impairment as of October 1, 2004 and 2005 did not result in additional impairment charges.

We review the carrying values of our long-lived assets other than goodwill annually under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reviews are conducted by comparing the estimates of undiscounted future cash flows that are included in our long-range internal operating plans to the carrying values of the related assets. To be conservative, no growth in operating cash flows beyond the third year is assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts. In 2005, we reviewed the aggregate carrying values of selected groups of our long-lived assets. The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, intangible assets other than goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 9 years and that the weighted-average recovery period is approximately 20% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2005.

Self-Insurance Reserves

Through our wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), we are primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain U.S. employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to us. Exposure for general and product liability claims is supplemented by reinsurance coverage in some cases and by excess liability coverage in all policy years. Worker’s compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2005, MAL and the company had reserves for known claims and incurred but not reported claims under all coverages totaling approximately $29.2 million and expected recoveries from excess carriers and other third parties of $7.4 million. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to us. Of the $29.2 million in reserves at December 31, 2005, $24.0 million is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date. The remaining $5.2 million is included in accrued and other current liabilities. The expected recoveries from excess carriers and other third parties are included in other current assets ($3.2 million) and other noncurrent assets ($4.2 million).

MAL’s reserves are established based on known claims, including those arising from litigation, and our best estimates of the ultimate liabilities thereunder (after consideration of excess carriers’ liabilities and claims against third parties) and on estimates of the cost of incurred but not reported claims. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all evidence available as of the respective balance sheet dates or as further information becomes available or circumstances change. While the ultimate amount of MAL’s exposure to claims is dependent on future events that cannot be predicted with certainty, we believe that the recorded reserves are appropriate based on current information. It is possible that our ultimate liability could substantially exceed our recorded reserves as of December 31, 2005, but the amount of any such excess cannot be reasonably determined at this time. Were we to have significant adverse judgments or determine, as cases progress, that significant additional reserves should be recorded, our future operating results, financial condition and liquidity could be adversely affected.

Pensions

We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for certain U.S. employees and retirees, which is also the only defined benefit plan that is funded. Excluding charges of $4.7 million for temporary supplemental retirement benefits that were offered in connection with restructuring actions, we recorded pension income of $9.4 million related to this plan in 2002. In 2003, however, pension income decreased to $.6 million, once again excluding charges for supplemental benefits of $3.2 million. We recorded pension expense related to this plan of approximately $6.7 million in 2004 and $12.3 million in 2005. Pension expense for 2006 is currently expected to be approximately $13 million to $14 million. Expense for 2007 and beyond is dependent on a number of factors, including returns on plan assets, changes in the plan’s discount rate and potential legislative changes, and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension income or expense and the reasons for the changes identified above.

A significant factor in determining the amount of income or expense to be recorded for the funded U.S. plan is the expected long-term rate of return on assets assumption. In 2002 and in several preceding years, we used an expected long-term rate of return of 9 1/2%. However, we began using a rate of return of 9% beginning in 2003 and continued to do so in 2004 and 2005. The expected rate will be further reduced to 8 3/4% beginning in 2006. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments, as well as international securities. The change from the 9 1/2% rate of return assumption to the lower 9% rate had the effect of increasing the amount of pension expense that would otherwise be reportable in 2005 by more than $1.8 million.

In determining the amount of pension income or expense to be recognized, the expected long-term rate of return is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. This practice is intended to reduce year-to-year volatility in recorded pension income or expense but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on the long-term rate-of-return assumption. At December 31, 2005, the market value of the plan’s assets was $363 million whereas the calculated value of these assets was $367 million. The difference arises principally because only one third of the loss incurred in 2005 in relation to the expected 9% rate of return is included in the latter amount. If significant asset-related losses are incurred in 2006, it will have the effect of increasing the amount of pension expense to be recognized in future years beginning in 2007.

In addition to the expected rate of return on plan assets, recorded pension income or expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At December 31, 2002, the discount rate used to value the liabilities of the principal U.S. plan was reduced from 7 1/4% to 6 1/2%. The rate was further lowered to 6 1/4% at December 31, 2003, 6% at December 31, 2004 and 5 3/4% at December 31, 2005. The combined effects of these changes and the variances in relation to the long-term rate of return assumption discussed above have resulted in cumulative losses in excess of the 10% corridor. Pension expense for 2005 includes almost $10 million for the amortization of previously unrecognized losses. Expense for amortization of previously unrecognized losses is expected to be between $10 and $11 million in 2006.

Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2006. Specifically, a one-half percent increase in the rate of return on plan assets assumption would have the effect of decreasing pension expense by approximately $1.8 million. A comparable decrease in this assumption would have the opposite effect. In addition, a one-quarter percent increase in the discount rate would decrease expense by approximately $1.2 million. Conversely, a one-quarter percent decrease in the discount rate would have the effect of increasing pension expense by $1.1 million.

Because of the significant decrease in the value of the assets of the funded plan for U.S. employees and retirees during 2001 and 2002 and the decreases in the plan’s discount rate, we recorded a minimum pension liability adjustment of $118 million effective December 31, 2002 and significantly reduced the carrying value of the pension asset related to the plan. This resulted in a $95 million after-tax reduction in shareholders’ equity. At December 31, 2003, the reduction in shareholders’ equity was decreased by $14 million (with no tax effect) due to an increase in plan assets in 2003 that was partially offset by an increase in liabilities that resulted from a lower discount rate. During 2004, the amount of the adjustment to shareholder’s equity was increased by $13 million (with no related tax effect) to $94 million. The change was due to an increase in the assets of the funded plan that was more than offset by an increase in its liabilities due to the change in the discount rate and to the recording of a similar adjustment related to an unfunded plan. During 2005, the adjustment was further increased by $18 million (with no tax effect) due principally to a $16 million decrease in plan assets. All of these adjustments were recorded as a component of accumulated other comprehensive loss and therefore did not affect our net losses as presented in our Consolidated Statements of Operations. However, they resulted in after-tax reductions of shareholders’ equity at December 31, 2005 and December 31, 2004 of $112 million and $94 million, respectively.

Results of Operations

In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs. Accordingly, those discussions should be read in connection with (i) the tables on pages 44 and 45 of this Form 10-K under the caption “Comparative Operating Results” and (ii) the Consolidated Financial Statements and notes thereto that are included herein on pages 53 through 109.

Basis of Presentation

As discussed more fully in the note to the Consolidated Financial Statements captioned “Summary of Significant Accounting Policies — Change in Method of Accounting,” in the fourth quarter of 2004, we elected to change our method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. Certain of the amounts discussed herein for the year 2003 have been adjusted to conform to the new presentation.

Earnings Per Common Share

As discussed more fully in the note to the Consolidated Financial Statements captioned “Earnings Per Common Share,” the numbers of shares used to compute earnings (loss) per common share data for all years prior to 2004 were increased by a factor of 1.0891 to include the effect of a “bonus element” inherent in a rights offering that was completed in the fourth quarter of 2004.

Discontinued Operations

As discussed more fully in the note to the Consolidated Financial Statements captioned “Discontinued Operations,” in the third quarter of 2002 we began to explore strategic alternatives for the sale of our round metalcutting tools and grinding wheels businesses. The round metalcutting tools business was sold in two separate transactions in the third quarter of 2003 and the grinding wheels business was sold in the second quarter of 2004. Both of these businesses are reported as discontinued operations in the Consolidated Financial Statements. The comparisons of results of operations that follow exclude these businesses and relate solely to our continuing operations unless otherwise indicated.

Pension Expense and Pension Funding

In 2002 and prior years, we recorded significant amounts of income related to our defined benefit pension plan for certain U.S. employees and retirees. However, because of the significant decrease in the value of the plan’s assets and changes in the rate-of-return on assets and discount rate assumptions (see “Significant Accounting Policies and Judgments — Pensions”), pension income in 2003 was reduced to $.6 million, of which $.5 million is included in continuing operations. For 2004, we recorded pension expense of $6.7 million, substantially all of which was charged to continuing operations. Pension expense increased to $12.3 million in 2005. The entire 2005 amount is included in continuing operations. As discussed further below, the fluctuations between years have negatively affected margins, selling and administrative expense and earnings. Additional increases in non-cash pension expense are expected in 2006.

Because of the funded status of the plan, we will be required to make cash contributions to the plan’s trust for the next several years in addition to the $2.4 million that was contributed in 2005. A discussion of the amounts that may be required in future years is included in footnote (b) to the table in the section of this Form 10-K titled “Contractual Obligations.”

2005 Compared to 2004

New Orders and Sales

Consolidated new orders were $823 million in 2005, an increase of $57 million, or 7%, in relation to new orders of $766 million in 2004. Consolidated sales were $809 million in 2005, an increase of $35 million, or 4%, in relation to 2004. A large majority of both increases related to the North American injection molding machine business. New orders and sales benefited from $4 million and $3 million, respectively, of favorable foreign currency effects.

Export orders were $74 million in 2005 compared to $79 million in 2004. Reduced export orders for U.S.-built injection molding machines more than accounted for the decrease as order levels for all other plastics product lines increased. Export sales decreased modestly from $78 million in 2004 to $76 million in 2005. Export sales of injection molding machines decreased while volume for all other product lines was relatively flat with the exception of mold bases and components which experienced a 6% increase. The reduction in export business for injection molding machines was due principally to the recent formation of a joint venture to manufacture these products in China. Sales of all segments to non-U.S. markets were $353 million, or 44% of sales, in 2005 compared to $362 million, or 47% of sales, in 2004. Products manufactured outside of the U.S. represented 38% of total sales in 2005 and 40% of sales in 2004.

The backlog of unfilled orders was $96 million at December 31, 2005 compared to $87 million at December 31, 2004. The increase relates principally to higher order levels for injection molding machines and blow molding systems.

Margins, Costs and Expenses

The consolidated manufacturing margin was 18.0% in 2005. Including $1.4 million of restructuring costs related to product line discontinuation, the 2004 manufacturing margin was 18.9%. Excluding these costs, the 2004 margin was 19.1%. In 2005, margins were negatively affected by rising raw material costs. While we implemented selective price increases over the course of the year, these actions were not always sufficient to overcome the cost increases we experienced. However, we expect that further cost reduction measures combined with additional selective price increases will result in improved margins in 2006. In addition to material cost increases, pension expense related to cost of goods sold increased from $4.8 million in 2004 to $9.5 million in 2005. However, margins benefited from more than $3 million of incremental cost savings from the restructuring actions that were initiated in 2003 and 2004. We expect to realize additional savings related to certain of these actions in 2006. As discussed further below, we plan to implement additional actions in 2006 that are expected to result in annualized savings of up to $12 million. A majority of these savings will benefit cost of products sold and manufacturing margins.

Total selling and administrative expense increased from $127 million in 2004 to $134 million in 2005. Selling expense was virtually flat in relation to 2004 but decreased from 13.1% of sales to 12.5% of sales in 2005. Pension cost included in selling expense was $2.8 million in 2005 compared to $1.6 million in 2004. Administrative expense increased by $6.8 million due principally to a $5.4 million increase in costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404). For 2006, SOX-404 costs are expected to decrease by more than $3 million from the $7.3 million of expense recorded in 2005.

Other expense-net decreased from $2.9 million in 2004 to $.4 million in 2005. The decrease was due principally to a reduction in financing fees and $.9 million of income recorded in 2005 in connection with a favorable litigation settlement.

Interest expense net of interest income was $30.3 million in 2005 compared to $37.3 million in 2004. The amount for 2004 includes a one-time, non-cash charge of $6.4 million for the write-off of a financial asset related to the Series A Notes that were issued on March 12, 2004. The asset resulted from a beneficial conversion feature that allowed the holders of the Series A Notes to acquire shares of common stock of the company at a price less than its fair value on March 12, 2004. In 2005, interest expense was negatively affected by higher borrowing costs (including the amortization of deferred financing fees) related to the new financing arrangements that were entered into on June 10, 2004 (see Liquidity and Sources of Capital). The interest rate swap entered into on July 30, 2004 had the effect of increasing interest expense in 2005 by $.7 million.

Refinancing Costs

During 2004, we charged to expense $21.4 million of refinancing costs, including $6.6 million incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Liquidity and Sources of Capital). Other refinancing costs in 2004 included (i) $6.2 million for the tender offer premium for our 7 5/8% Eurobonds due 2005 and the related expenses, (ii) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (iii) charges of $4.5 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related expenses and (iv) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston facility. No refinancing costs were incurred in 2005.

Restructuring Costs

The paragraphs that follow discuss certain of the restructuring actions that have been initiated in recent years. These actions are discussed more fully in the note to the Consolidated Financial Statements captioned “Restructuring Costs” which should be read in connection with the discussion that follows.

In 2002, we announced plans to relocate the manufacture of container blow molding and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The relocation was substantially completed in 2003 and the mold making operation was relocated to a smaller location near Manchester. In 2002, we also announced that the manufacture of special mold bases at the Monterey Park, California facility would be phased out and transferred to other locations in North America.

Early in 2003, we initiated a plan for the further restructuring of our European blow molding machinery operations and the discontinuation of certain product lines. In 2003, we also initiated the closure of the special mold base machining plant at Mahlberg, Germany and the relocation of a portion of its manufacturing to another location. Certain other production was outsourced.

In the second half of 2003, we announced additional restructuring initiatives that focused on further overhead cost reductions in each of our plastics technologies segments and at the corporate office. These actions involved the relocation of production and warehousing, closures of sales offices, voluntary early retirement programs and general overhead reductions in both North America and Europe.

In 2004, we initiated actions to further enhance customer service while reducing the overhead cost structure of the machinery technologies — North America segment. We also elected to discontinue the sale of certain lines of blow molding systems in North America. In the fourth quarter of 2004, we implemented a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand. We also initiated additional headcount reductions in our European mold base and components business that represented a continuation of the actions that had been implemented beginning in 2003.

In the fourth quarter of 2005, we announced that we plan to further reduce our cost structure by consolidating certain operations in North America and Europe. One of these actions — the consolidation of sales offices in

Europe — began in 2005 and will continue in 2006. In 2005, we also initiated the closure of a small metalworking fluids blending plant in Germany.

In total, the actions described above as well as costs to integrate two subsidiaries acquired in 2001 resulted in restructuring costs of $1.6 million in 2005 and $13.0 million in 2004. Net cash costs for all restructuring actions were $.4 million in 2005 and $8.3 million in 2004. The amount for 2005 is net of $2.3 million of proceeds from the sale of two previously idled manufacturing facilities in Germany and a surplus warehouse in Denmark. As discussed more fully below, additional restructuring actions will be initiated in 2006.

The costs and related cash effects of the actions described above as well as certain other actions that were initiated in 2001 and 2002 are summarized in the table that follows.

Restructuring Actions

		Restructuring Costs			Cash Costs
	Year Initiated	2005	2004	2003	2005	2004	2003
	(In millions)

Machinery technologies — North America
Injection molding and blow molding employment reductions	2003 & 2004	$.4	$2.6	$3.8	$.7	$1.7	$.7
Blow molding machinery and mold making relocations	2002	.9	5.5	3.9	.4	.6	3.4
Other 2001 actions	2001	—	(.1)	—		—	—

		1.3	8.0	7.7	1.1	2.3	4.1
Machinery technologies — Europe
Consolidation of European sales offices	2005	.2	—	—	(.2)	—	—
Blow molding product line rationalization and employment reductions	2003	—	.2	4.5	.1	.9	.7
Injection molding sales office and employment reductions	2003	—	—	2.0	—	1.4	.5
Injection molding and blow molding overhead reductions	2001	—	—	—	—	—	1.3

		.2	.2	6.5	(.1)	2.3	2.5
Mold technologies
Consolidation of European sales offices	2005	.1	—	—	—	—	—
Downsize Fulda plant	2004	.1	2.1	—	.4	.6	—
Mahlberg plant closure	2003	(.1)	1.3	5.7	(1.1)	—	2.8
North American employment reductions	2003	—	—	1.0	—	.3	.6
European sales reorganization	2003 & 2004	—	1.1	3.6	.6	2.4	1.3
Monterey Park plant closure	2002	—	—	.5	—	—	(.2)
EOC and Reform integration	2001	(.2)	.3	1.8	(.5)	.2	.2

		(.1)	4.8	12.6	(.6)	3.5	4.7
Industrial fluids and corporate
Fluids blending plant closure	2005	.2	—	—	—	—	—
Early retirement program and general overhead reductions	2003	—	—	.3	—	.1	.2
Early retirement program and general overhead reductions	2001 & 2002	—	—	—	—	.1	.3

		.2	—	.3	—	.2	.5

		$1.6	$13.0	$27.1	$.4	$8.3	$11.8

The non-cash costs of the restructuring actions presented in the above table consist principally of $3.2 million of supplemental early retirement benefits that will be paid by our defined benefit pension plan for certain U.S. employees and retirees, $4.8 million to adjust inventories related to discontinued product lines to expected realizable values and $11.7 million to adjust the carrying values of facilities and production equipment to be disposed of to expected realizable values.

The table that follows depicts the cost savings realized in 2003, 2004 and 2005 from the restructuring actions discussed above and from certain 2001 and 2002 actions.

Restructuring Actions

			Cost Savings
		Headcount
	Year Initiated	Reductions	2003	2004	2005
	(In millions)

Machinery technologies — North America
Injection molding and blow molding employment reductions	2003 & 2004	163	$2.1	$8.8	$12.1
Blow molding machinery and mold making relocations	2002	42	3.7	4.7	4.7
Southwest Ohio reorganization	2002	24	2.7	2.7	2.7
Injection molding and extrusion early retirement program and general overhead reductions	2001	165	10.7	10.7	10.7
Injection molding and blow molding facilities product line rationalization	2001	64	4.2	4.2	4.2
Other 2001 actions	2001	52	5.0	5.0	5.0

		510	28.4	36.1	39.4
Machinery technologies — Europe
Blow molding product line rationalization and employment reductions	2003	47	1.0	2.8	2.8
Injection molding sales office and employment reductions	2003	72	.4	3.6	4.5
Injection molding and blow molding overhead reductions	2001	133	6.8	7.2	7.2

		252	8.2	13.6	14.5
Mold technologies
Downsize Fulda plant	2004	25	—	—	.8
Mahlberg plant closure	2003	64	2.1	3.8	3.8
North American employment reductions	2003	38	1.0	3.1	3.1
European sales reorganization ..	2003 & 2004	79	.1	5.5	5.5
Monterey Park plant closure	2002	12	.6	.8	.8
EOC and Reform integration	2001	233	5.2	5.2	5.2
North American overhead and general employment reductions	2001 & 2002	47	2.0	1.9	1.9

		498	11.0	20.3	21.1

			Cost Savings
		Headcount
	Year Initiated	Reductions	2003	2004	2005
	(In millions)

Industrial fluids and corporate
Early retirement program and general overhead reductions	2003	11	.5	1.4	1.4
Early retirement program and general overhead reductions	2001 & 2002	16	1.0	1.0	1.0

		27	1.5	2.4	2.4

		1,287	$49.1	$72.4	$77.4

Additional consolidation actions will be implemented in 2006. The objective of the consolidations is to focus our manufacturing on the production of products and components with high technological, proprietary or strategic value. Implementation of the consolidation actions, including the actions initiated in 2005, is expected to result in restructuring charges in 2006 of at least $14 million and cash costs of approximately $9 million. The annualized cost savings generated by the consolidations are expected to be approximately $14 million, of which approximately $4 million will be realized in 2006. Substantially, all of the $14 million benefit is expected to be realized in 2007.

Results By Segment

Machinery technologies — North America — The machinery technologies — North America segment had 2005 new orders of $387 million and sales of $377 million. In 2004, the segment’s new orders were $337 million while sales totaled $334 million. A large majority of the sales increase related to the segment’s injection molding machine business but sales of blow molding systems also increased in relation to 2004. Due in part to increased sales volume, the segment’s operating profit excluding restructuring costs increased from $16.0 million in 2004 to $17.3 million in 2005. However, the segment’s 2005 results were penalized by significant increases in the cost of certain raw materials and by a $5.4 million increase in pension expense. In addition, SOX-404 costs increased from $.5 million to $2.4 million. In 2005, the segment’s restructuring costs were $1.3 million and related to actions announced in 2004 to enhance customer service and further reduce overhead costs and to the completion of the relocation of the manufacturing of molds for blow molding. The segment’s restructuring costs in 2004 were $8.0 million which includes a portion of the cost of the 2004 initiatives, costs for the mold making relocation and a non-cash adjustment of the carrying value of the former blow molding systems and mold manufacturing facility to reflect a revised estimate of its ultimate selling price. The segment realized over $3 million of incremental savings arising from the recent restructuring actions in 2005.

Machinery technologies — Europe — In 2005, the machinery technologies — Europe segment had new orders of $153 million compared to orders of $155 million in 2004. However, the segment’s sales decreased from $167 million to $150 million due to lower shipments of both injection molding machines and blow molding systems. Foreign currency translation effects did not significantly affect the comparisons between years. Due to sluggish demand, higher materials costs and the inability to fully recover these cost increases, the segment had an operating loss excluding restructuring costs of $5.0 million in 2005 compared to an operating profit of $1.9 million in the prior year. Expense related to SOX-404 compliance increased from $.5 million in 2004 to $1.8 million in 2005. The segment’s 2005 restructuring costs were $.2 million and related to the first phase of the previously discussed consolidation of sales offices in Europe. In 2004, restructuring costs were $.2 million.

Mold technologies — The mold technologies segment’s new orders were $174 million in 2005 and $168 million in 2004. The increase was due principally to improved order levels in North America. Due to higher shipment levels in North America, sales increased from $167 million to $173 million. Both new orders and sales benefited modestly from foreign currency translation effects. Despite higher sales volume, the segment’s operating profit excluding restructuring effects decreased from $4.3 million in 2004 to $3.9 million in 2005. Higher raw materials costs, sluggish business conditions in Europe and a $1.4 million increase in SOX-404 expense adversely affected the segment’s 2005 profitability in relation to the prior year. In 2004, the segment had restructuring expense of $4.8 million related principally to adjustments to the carrying values of two previously closed facilities in Germany to reflect revised estimates of their future selling prices and to costs to downsize another facility in Germany. Additional overhead reductions in Europe were also initiated in the fourth quarter of 2004. In 2005, both of the closed facilities were sold which resulted in income from restructuring of $.1 million. The restructuring actions initiated in recent years resulted in incremental cost savings in 2005 of approximately $.8 million in relation to 2004.

Industrial Fluids — The industrial fluids segment had new orders and sales of $112 million each in 2005. In the prior year, new orders and sales were both $109 million. Orders and sales increased in both North America and Europe, the latter being due principally to favorable currency effects. Orders and sales also increased in Asia. Due to higher energy, transportation and material costs — especially for chemicals and steel — the segment’s operating profit before restructuring costs decreased from $9.2 million in 2004 to $8.7 million in 2005. Profitability was also adversely affected by a $.5 million increase in pension expense and $.8 million of incremental costs for SOX-404 compliance. However, insurance costs for product liability decreased by $1.3 million due to favorable settlements of product liability claims in the fourth quarter. In 2005, the segment had restructuring costs of $.2 million related to the closure of a small fluids blending facility in Mississippi and a blending facility in Germany.

Loss From Continuing Operations Before Income Taxes

In 2005, our pretax loss from continuing operations was $20.3 million compared to a loss of $53.9 million in 2004. The amount for 2005 includes $1.6 million of restructuring costs, $7.3 million for SOX-404 compliance and $12.3 million of expense related to the principal defined benefit pension plan for U.S. employees and retirees. The 2004 amount includes $13.0 million of restructuring costs and $21.4 million of refinancing costs. Costs for SOX-404 compliance were $1.9 million in 2004 while pension expense for the principal U.S. plan totaled $6.7 million, including $6.4 million that relates to continuing operations.

Income Taxes

In 2005, the company recorded a net U.S. tax expense of $.8 million comprised of benefits related to a special ten year carryback of $2.2 million, additional valuation allowances of $2.7 million related to a decrease in the value of tax planning strategies and state income taxes of $.3 million. Except for the benefits related to special carrybacks and due to the lack of sufficient positive evidence, the company was precluded from recognizing tax benefits related to the remaining operating loss incurred. The company’s non-U.S. operations recorded a net tax benefit of $4.6 million for the year 2005. A benefit of $7.6 million resulted from a waiver of intercompany notes receivable by our Dutch subsidiary. The benefit was partially offset by additional tax expense of $.7 million in The Netherlands relating to a tax rate reduction applicable to our net operating loss carryforward. The benefits were also reduced by income tax expense of $2.3 million from profitable non-U.S. operations. Tax benefits relating to non-profitable operations with a three year cumulative loss history were fully offset by valuation allowances. In the aggregate, these factors resulted in a 2005 tax benefit of $3.8 million on a pre-tax loss from continuing operations of $20.3 million.

In 2004, we recorded a net U.S. tax benefit of $9.7 million related primarily to a $7.8 million increase in the value of our tax planning strategies and benefits relating to a special carryback provision of $1.9 million. However, we were precluded from recognizing tax benefits related to the remainder of our U.S. operating loss and to losses in certain non-U.S. jurisdictions due to insufficient positive evidence regarding their probable realization. Profitable non-U.S. operations — primarily in The Netherlands, Canada and India — recorded income tax expense of $4.3 million in 2004. Additional valuation allowances totaling $2.5 million were recorded against deferred tax assets in Italy, France and Denmark. In the aggregate, these factors resulted in a net benefit for income taxes of $2.6 million on a pretax loss from continuing operations of $53.9 million.

Loss From Continuing Operations

Including restructuring costs and the previously discussed net tax benefit, our loss from continuing operations in 2005 was $16.5 million, or $.47 per share. In 2004, we had a loss from continuing operations of $51.3 million, or $1.72 per share. The loss for 2004 includes refinancing costs of $21.4 million and restructuring costs of $13.0 million, in both cases with no tax benefit. The loss per common share amount includes the effects of preferred stock dividends and the $15.9 million value of a beneficial conversion feature that is included in the Series B Preferred Stock that was issued in June, 2004 (see Liquidity and Sources of Capital).

Discontinued Operations

For 2005, results of discontinued operations represents income of $2.5 million from adjustments of reserves related to prior divestitures. The adjustments related to the favorable resolution of certain tax and other contingencies.

In 2004, results of discontinued operations includes the operating losses of our grinding wheels business prior to its sale on April 30 of that year. Results for 2004 also include a gain of $.8 million to adjust the previously recorded loss on the divestiture of this business to reflect actual sale proceeds and transaction costs and to adjust reserves for divestitures completed in prior years.

Net Loss

Including all of the previously discussed matters, our net loss for 2005 was $14.0 million, or $.42 per share. In 2004, we had a net loss of $51.8 million, or $1.73 per share. The per-share amounts for both years include the effects of preferred stock dividends. The 2004 amount also includes the effect of the previously discussed preferred stock beneficial conversion feature.

2004 Compared to 2003

New Orders and Sales

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

In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the total overhead cost structure of our North American plastics machinery operations. In the third quarter of 2004, we elected to discontinue the sale of certain lines of blow molding systems in North America. This decision resulted in a charge of $1.5 million to adjust the carrying values of the related inventory to net realizable value. Finally, in response to soft market conditions in western Europe, we implemented further headcount reductions in our mold technologies business in that region during the fourth quarter.

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

In total, the actions described above resulted in restructuring costs of $13.0 million in 2004 and $27.1 million in 2003. The amount for 2004 includes non-cash charges totaling $6.2 million to adjust the carrying values of surplus machinery and three closed manufacturing facilities, including one located in the U.S., to expected realizable values. Cash costs related to the restructuring actions totaled $8.3 million and $10.2 million in 2004 and 2003, respectively. Cash costs for certain other restructuring actions that were initiated in 2001 and 2002 were $1.6 million in 2003.

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

Machinery technologies — Europe — The machinery technologies-Europe segment had new orders of $155 million and sales of $167 million in 2004. In 2003, orders were $154 million while sales totaled $151 million. Currency effects contributed $13 million of incremental orders and $14 million of sales in 2004. Demand was primarily export-driven as orders in western Europe slowed, particularly in the fourth quarter of the year. Despite rising material costs, the segment had an operating profit of $1.9 million in 2004 compared to a loss of $1.4 million in 2003. These amounts exclude restructuring costs of $.2 million in 2004 and $6.5 million in 2003. In both years, these costs related to the restructuring of the segment’s blow molding machinery business (including the discontinuation of certain product lines) that was undertaken in 2003 and to overhead reductions in the segment’s injection molding machinery business. The incremental savings related to these actions totaled approximately $5 million in 2004.

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

	2005	2004	2003
	(In millions)

Machinery technologies — North America
Operating Results
Segment operating earnings as reported	$17.3	16.0	8.1
Restructuring costs	(1.3)	(8.0)	(7.7)

Adjusted operating earnings	$16.0	$8.0	$.4

	2005	2004	2003
	(In millions)

Machinery technologies — Europe
Operating Results
Segment operating earnings (loss) as reported	$(5.0)	$1.9	$(1.4)
Restructuring costs	$(.2)	(.2)	(6.5)

Adjusted operating earnings (loss)	$(5.2)	$1.7	$(7.9)

	2005	2004	2003
	(In millions)

Mold technologies
Operating Results
Segment operating earnings as reported	$3.9	$4.3	$1.8
Restructuring costs	$.1	(4.8)	(12.6)

Adjusted operating earnings (loss)	$4.0	$(.5)	$(10.8)

	2005	2004	2003
	(In millions)

Industrial fluids
Operating Results
Segment operating earnings as reported	$8.7	$9.2	$15.7
Restructuring costs	$(.2)	—	—

Adjusted operating earnings	$8.5	$9.2	$15.7

Market Risk

Foreign Currency Exchange Rate Risk

We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. Forward contracts totaled $7.3 million at December 31, 2005. At December 31, 2004, we had no outstanding forward contracts. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at December 31, 2005 would not materially affect our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

At December 31, 2005, we had fixed rate debt of $230 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011, and floating rate debt of $10 million. At December 31, 2004, we had fixed rate debt of $231 million and floating rate debt of $22 million. Through March 12, 2004, we also had the ability to sell accounts receivable under our accounts receivable purchase agreement which resulted in financing fees that fluctuated based on changes in commercial paper rates. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effect of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.

On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of increasing interest expense in 2005 by $.7 million and lowering interest expense by $.4 million in 2004. At December 31, 2005, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would have been approximately $.3 million. In addition, the fair value of the swap can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable

As discussed more fully in the note to the Consolidated Financial Statements captioned “Receivables,” during several preceding years and through March 12, 2004, we maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and we were at risk for any related credit losses. Credit losses were not significant and we maintained an allowance for doubtful accounts sufficient to cover our estimated exposures. On March 12, 2004, this facility was repaid (see Liquidity and Sources of Capital).

During the third quarter of 2005, one of our non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which expires on August 31, 2006, replaces a €5.0 million arrangement with another institution under which sales of accounts receivable were made with recourse. At December 31, 2005 and December 31, 2004, the gross amounts of accounts receivable that had been sold under these arrangements totaled $8.4 million and $6.6 million, respectively. Financing fees related to these arrangements are not material.

Sales of Notes and Guarantees

Certain of our U.S. operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At December 31, 2005 and December 31, 2004, our maximum exposure under these U.S. guarantees, as well as guarantees by certain of our non-U.S. subsidiaries, totaled $6.4 million and $8.0 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Contractual Obligations

Our contractual obligations for 2006 and beyond are shown as of December 31, 2005 in the table that follows.

			2007-	2009-		Beyond
	Total	2006	2008	2010		2010
	(In millions)

Contractual Obligations
Asset-based facility due 2008	$2.2	$2.2	$—	$—		$—
11 1/2% Senior Secured Notes due 2011	225.0	—	—	—		225.0
Other long-term debt	1.9	.7	.9	.3		—
Capital lease obligations	13.4	1.9	4.2	5.2		2.1
Operating leases	30.8	11.0	14.8	4.2		.8
Purchase obligations(a)	—	—	—	—		—
Other long-term liabilities
Pension plan contributions(b)	52.7	2.7	50.0	(b	)	(b	)
Unfunded pension benefits(c)(d)	141.4	2.7	5.4	5.4		127.9
Postretirement medical benefits(d)(e)	15.8	1.2	1.8	1.3		11.5
Insurance reserves(d)	21.8	2.5	12.5	4.5		2.3

Total	$505.0	$24.9	$89.6	$20.9		$369.6

(a)	We did not have any significant purchase obligations as of December 31, 2005.

(b)	We will be required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2006 and beyond. The amount shown above for 2006 is based on the current provisions of the plan, its current funded status and the discount rate required to be used for minimum funding purposes by the Pension Funding Act of 2004. This amount is not expected to change significantly, if all. The amount shown in the 2007-2008 column is an estimate of the minimum required contribution in 2007 as discussed below. However, actual contributions for years after 2006 cannot be reasonably determined at this time because of the potential effects of new legislation pending in the U.S. Congress. If enacted, this legislation is expected to have the effect of increasing the total required contribution amounts but allowing them to be made over a longer period of time than under current law. Enactment of the legislation could significantly change the estimated minimum required contribution for 2007 that is presented above. In addition, interest rate relief measures that had been in place under the Pension Funding Act of 2004 expired on December 31, 2005 and have not yet been replaced. These relief measures allowed plan sponsors to use higher interest rates based on corporate bond yields to establish funding requirements than would have otherwise been the case. In this regard, current law would have required the yield on 30 year Treasury securities to be used if interest rate relief had not been in place. In the absence of interest rate relief or new legislation, funding requirements beyond 2006 could increase substantially. We are currently evaluating various alternatives, some of which have the potential of permitting us to satisfy our funding obligations over a longer period.

(c)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(d)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess carriers and other third parties totaling $7.4 million.

(e)	As discussed more fully in the note to the Consolidated Financial Statements captioned “Retirement Benefit Plans,” we have moved prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers effective January 1, 2006. This change is expected to result in cash savings in excess of $1 million per year. The amounts presented above include estimates of these benefits.

The above table excludes the contingent liabilities of up to $6.4 million related to the loan guarantees that are discussed above.

Liquidity and Sources of Capital

At December 31, 2005, we had cash and cash equivalents of $46 million, a decrease of $23 million from December 31, 2004. The December 31, 2004 amount includes $25 million of proceeds that were received from a rights offering that was completed in the fourth quarter of that year. Early in 2005, we used a portion of this cash to repay $14 million of outstanding amounts borrowed under our asset based credit facility and other obligations.

Approximately 93% of the $46 million of cash as of December 31, 2005 was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it could result in withholding taxes in foreign jurisdictions. At December 31, 2004, approximately $5 million of cash was used to collateralize sales of certain non-U.S. receivables.

Operating activities provided $9 million of cash in 2005 due principally to reductions in accounts receivable and in certain other current and non-current assets. The benefits of these decreases were partially offset by an increase in inventories that resulted from higher order levels. Operating activities used $42 million of cash in 2004 due principally to a $33 million payment related to the termination of our receivables purchase agreement on March 12, 2004. The usage of cash in 2004 also includes $10 million for the final annual interest payment on the 7 5/8% Eurobonds, substantially all of which were repurchased on June 10, 2004, and $5 million of cash spent in pursuing alternatives to the refinancing actions that are discussed below.

Investing activities used $10 million of cash in 2005, including $13 million for capital expenditures which was partially offset by $3 million from the sale of idle plant facilities. Capital expenditures in 2005 included more than $5 million related to the implementation of a new enterprise requirement planning (ERP) system. Additional capital spending for this system will be required in 2006 but the amount has not yet been determined. Investing activities used a negligible amount of cash in 2004 as capital expenditures of $9 million were substantially offset by the proceeds from the sale of the grinding wheels business.

Financing activities used $20 million of cash in 2005 due principally to debt repayments that totaled $12 million and to preferred stock dividends. Financing activities provided $21 million of cash in 2004 which includes the $25 million of proceeds from the rights offering that were received in the fourth quarter of the year. A substantial portion of the $1.2 million of costs of the offering was paid in the first quarter of 2005. Cash provided by financing activities in 2004 also includes the proceeds of the refinancing transactions of March 12, 2004 and June 10, 2004 (including $100 million of short-term loans that were ultimately converted to new equity in a non-cash transaction) and usages of cash of $42 million to repay bank borrowings and $28 million for debt issuance costs.

Our current ratio was 2.0 at December 31, 2005 compared to 1.9 at December 31, 2004.

The total shareholders’ deficit was $5 million at December 31, 2005, a reduction of $55 million from December 31, 2004. The decrease was due principally to $19 million of charges to accumulated other comprehensive loss related to minimum pension funding, the net loss incurred for the year, unfavorable foreign currency translation adjustments and preferred stock dividends.

Total debt was $240 million at December 31, 2005 compared to $253 million at December 31, 2004.

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

Based on the assets included in the borrowing base as of December 31, 2005 and without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $58 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of December 31, 2005, after giving effect to then-outstanding letters of credit and the $2 million borrowed under the facility, our availability after deducting the $11 million of reserves was approximately $37 million.

Our asset based facility originally contained, for the first five quarters, a financial covenant requiring us to maintain a minimum level of cumulative consolidated EBITDA (as defined in the facility), to be tested quarterly. The facility was amended on February 11, 2005 to modify these minimum requirements. The February 11, 2005 amendment established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005 and also reduced the minimum cumulative consolidated EBITDA requirements for periods ending March 31, June 30 and September 30 of 2005. As discussed more fully below, the facility was further amended on February 10, 2006 to add a minimum cumulative total North America EBITDA requirement for 2006 that becomes effective if borrowing availability falls below specified levels for specified periods.

The facility also contains a limit on capital expenditures that was originally required to be complied with on a quarterly basis through September 30, 2005 but the facility was amended on February 11, 2005 to extend this test through December 31, 2005 and on February 10, 2006 to extend this test through 2006 as described below. We will also have to comply with a fixed charge coverage ratio to be tested quarterly. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment until the first quarter of 2006.

Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, we must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement for the four quarters of fiscal year 2006 of $0.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will only apply during 2006 if our borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if our borrowing availability (net of reserves) remains above $17.5 million. If these two covenants become effective, they can subsequently cease to apply if our borrowing availability remains above specified levels for specified periods.

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

Subsequent to February 11, 2005, we identified adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on March  16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, we were in compliance with the EBITDA requirements as of December 31, 2004 and March 31, 2005.

We subsequently identified additional adjustments that resulted in reducing second quarter 2005 EBITDA to below the minimum level required under the facility. However, we reached an agreement with the lenders on June 29, 2005, to waive any noncompliance in the second quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, we were in compliance with the EBITDA requirement as of June 30, 2005. The minimum EBITDA levels were subsequently reduced by an amendment to the facility that we entered into with the lenders as of July 29, 2005.

The February 10, 2006 amendment allowed for certain adjustments to EBITDA for the twelve month period ended December 31, 2005. Although we were in compliance with the EBITDA requirement as of that date without these adjustments, the agreement and limited waiver we entered into with the lenders as of February 10, 2006 waived any potential noncompliance with this requirement that might have resulted without these adjustments.

Our ability to continue to meet the cumulative total North America EBITDA covenant, if it becomes effective, and the minimum fixed charge coverage ratio covenant when it becomes effective will be contingent on a number of factors, many of which are beyond our control. These include our need for a continued increase in capital spending in the plastics processing industry and the resulting increases in our sales revenues and operating margins, our need for no material decrease in price realization, our ability to absorb recent raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the covenants of our asset based facility, we will attempt to further renegotiate this covenant with our lenders to assure compliance. However, we cannot control our lenders’ actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the covenants of our asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate the indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there was a payment default or the maturity had been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.

Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule and continued improvement in demand levels in 2005 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated cost savings and operating improvements on schedule and volume and pricing levels continue to improve, we may need to fund interest payments on the 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including the excess availability reserve and the hedging reserve, which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants, including meeting the minimum cumulative total North America EBITDA requirement, if effective, the fixed charge coverage ratio, when effective, and other conditions to borrowing as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity discussed above to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness, as discussed above. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

Borrowings under our asset based facility bear interest, at our option, at either (i) the LIBO Rate plus the applicable margin (as defined below) or (ii) an ABR plus the “applicable margin” (as defined below). The “applicable margin,” with respect to Eurodollar loans, is between 2.50% per annum and 3.25% per annum and, with respect to ABR loans, is between .75% per annum and 1.50% per annum, determined based on a calculation of the trailing average availability levels under our asset based facility. LIBO Rate means the rate at which Eurodollar deposits in the London interbank market are quoted. We may elect Eurodollar loan interest periods of one, two or three months. “ABR” means the higher of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City or (ii) the federal funds effective rate from time to time plus .50%.

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

At December 31, 2005, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $28 million, of which approximately $13 million was available under certain circumstances.

Our debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On December 29, 2005, S&P announced that it had lowered our corporate credit rating from B- with a “stable” outlook to CCC+ with a “negative” outlook. Our senior secured debt rating was lowered from CCC+ to CCC. On January 10, 2006, Moody’s reaffirmed the rating of our senior secured notes and our “corporate family” rating at Caa1 and changed its outlook from “positive” to “negative.”

None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.

We expect to generate positive cash flow from operating activities during 2006, which will be partially offset by approximately $12 million for capital expenditures which includes amounts related to the previously discussed ERP system.

We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for 2006.

Cautionary Statement

We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2006 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weakness in internal control over financial reporting or significant deficiencies that may be identified;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2005 and products expected to be introduced in 2006;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future; and

•	our ability to extend our pension funding obligations for 2007 and beyond over a longer period of time, or otherwise be able to fund our pension funding obligations when they become due.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Information required by Item 7A is included in Item 7 on page 45 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Beginning on page 53 and continuing through page 111 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In millions, except per-share amounts)

Sales	$808.9	$774.2	$739.7
Cost of products sold	663.1	626.6	603.8
Cost of products sold related to restructuring	—	1.4	3.3

Total cost of products sold	663.1	628.0	607.1

Manufacturing margins	145.8	146.2	132.6
Other costs and expenses
Selling and administrative	133.8	126.9	129.0
Restructuring costs	1.6	11.6	23.8
Refinancing costs	—	21.4	1.8
Goodwill impairment charge	—	—	65.6
Other expense — net	.4	2.9	(.2)

Total other costs and expenses	135.8	162.8	220.0

Operating earnings (loss)	10.0	(16.6)	(87.4)
Interest
Income	1.5	2.0	1.9
Expense	(31.8)	(39.3)	(24.9)

Interest — net	(30.3)	(37.3)	(23.0)

Loss from continuing operations before income taxes	(20.3)	(53.9)	(110.4)
Provision (benefit) for income taxes	(3.8)	(2.6)	73.3

Loss from continuing operations	(16.5)	(51.3)	(183.7)
Discontinued operations net of income taxes
Loss from operations	—	(1.3)	(6.4)
Net gain (loss) on divestitures	2.5	.8	(.8)

Total discontinued operations	2.5	(.5)	(7.2)

Net loss	$(14.0)	$(51.8)	$(190.9)

Loss applicable to common shareholders	$(20.1)	$(70.9)	$(191.1)

Earnings (loss) per common share — basic and diluted
Continuing operations	$(.47)	$(1.72)	$(5.02)
Discontinued operations	.05	(.01)	(.19)

Net loss	$(.42)	$(1.73)	$(5.21)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(In millions, except par value)

ASSETS
Current assets
Cash and cash equivalents	$45.7	$69.2
Notes and accounts receivable, less allowances of $9.0 in 2005 and $12.1 in 2004	117.7	134.6
Inventories
Raw materials	8.2	8.1
Work-in-process and finished parts	83.6	69.2
Finished products	69.3	76.6

Total inventories	161.1	153.9
Other current assets	44.3	49.1

Total current assets	368.8	406.8
Property, plant and equipment — net	114.2	128.4
Goodwill	83.7	86.6
Other noncurrent assets	104.9	116.1

Total assets	$671.6	$737.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$4.1	$11.2
Long-term debt and capital lease obligations due within one year	2.6	6.0
Trade accounts payable	76.4	80.3
Advance billings and deposits	22.6	18.6
Accrued and other current liabilities	76.3	97.3

Total current liabilities	182.0	213.4
Long-term accrued liabilities	261.4	238.2
Long-term debt	233.3	235.9

Total liabilities	676.7	687.5
Commitments and contingencies	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2005 and 2004)	112.9	112.9
Common shares, $.01 par value (outstanding: 50.1 in 2005 and 48.6 in 2004)	.5	.5
Capital in excess of par value	348.0	347.2
Contingent warrants	.5	.5
Accumulated deficit	(332.8)	(312.7)
Accumulated other comprehensive loss	(140.2)	(104.0)

Total shareholders’ equity (deficit)	(5.1)	50.4

Total liabilities and shareholders’ equity (deficit)	$671.6	$737.9

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In millions)

4% Cumulative Preferred shares
Balance at beginning and end of period	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	112.9	—	—
Net proceeds from issuance	—	97.0	—
Beneficial conversion feature	—	15.9	—

Balance at end of period	112.9	112.9	—
Common shares
Balance at beginning of period	347.7	318.8	317.3
Net restricted stock activity	—	3.1	.2
Reissuance of treasury shares	.6	1.6	1.3
Issuance of previously unissued shares	.2	—	—
Beneficial conversion feature related to Series A Notes	—	6.6	—
Conversion of Series A Notes to common stock	—	28.1	—
Conversion to Series B Convertible Preferred Stock	—	(34.6)	—
Proceeds from rights offering	—	24.1	—

Balance at end of period	348.5	347.7	318.8
Contingent warrants
Balance at beginning of period	.5	—	—
Issuance of contingent warrants	—	.5	—

Balance at end of period	.5	.5	—
Accumulated deficit
Balance at beginning of period	(312.7)	(241.7)	(50.0)
Net loss for the period	(14.0)	(51.8)	(190.9)
Dividends declared
4% Cumulative Preferred shares	(.1)	(.4)	(.1)
6% Series B Convertible Preferred Stock	(6.0)	(2.9)	—
Common shares	—	—	(.7)
Beneficial conversion feature related to Series B Convertible
Preferred Stock	—	(15.9)	—

Balance at end of period	(332.8)	(312.7)	(241.7)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(104.0)	(106.7)	(129.8)
Foreign currency translation adjustments	(16.8)	15.9	8.5
Minimum pension liability adjustments	(19.4)	(13.0)	14.6
Other	—	(.2)	—

Balance at end of period	(140.2)	(104.0)	(106.7)

Total shareholders’ equity (deficit)	$(5.1)	$50.4	$(23.6)

Net loss for the period	$(14.0)	$(51.8)	(190.9)
Change in accumulated other comprehensive income (loss)	(36.2)	2.7	23.1

Total comprehensive loss	$(50.2)	$(49.1)	$(167.8)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(14.0)	$(51.8)	$(190.9)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	6.4
Net (gain) loss on divestitures	(2.5)	(.8)	.8
Depreciation and amortization	18.4	20.3	21.7
Restructuring costs	1.6	13.0	27.1
Refinancing costs	—	21.4	1.8
Goodwill impairment charge	—	—	65.6
Deferred income taxes	(.7)	8.7	73.9
Working capital changes
Notes and accounts receivable	10.0	(36.1)	6.6
Inventories	(14.3)	(1.1)	22.3
Other current assets	3.1	3.0	13.9
Trade accounts payable	1.1	9.3	(6.1)
Other current liabilities	(8.2)	(30.4)	(31.3)
Decrease (increase) in other noncurrent assets	7.0	3.0	(.6)
Increase (decrease) in long-term accrued liabilities	7.0	(1.9)	(2.7)
Other — net	.7	.4	1.5

Net cash provided (used) by operating activities	9.2	(41.7)	10.0
Investing activities cash flows
Capital expenditures	(12.7)	(8.8)	(6.5)
Net disposals of property, plant and equipment	2.6	.6	2.5
Divestitures	.3	8.0	(20.3)
Acquisitions	—	—	(6.5)

Net cash used by investing activities	(9.8)	(.2)	(30.8)
Financing activities cash flows
Issuance of long-term debt	—	219.8	—
Repayments of long-term debt	(5.0)	(261.5)	(2.2)
Increase (decrease) in short-term borrowings	(7.3)	68.5	(2.6)
Issuance of common shares	—	25.2	—
Costs of 2004 rights offering	(1.1)	—	—
Debt issuance costs	(.6)	(27.8)	—
Dividends paid	(6.2)	(3.3)	(.8)

Net cash provided (used) by financing activities	(20.2)	20.9	(5.6)
Effect of exchange rate fluctuations on cash and cash equivalents	(2.7)	1.6	8.8
Cash flows of discontinued operations (revised)
Operating activities	—	(4.1)	(8.6)
Investing activities	—	(.1)	(.2)
Financing activities	—	—	(3.1)

Total cash flows of discontinued operations	—	(4.2)	(11.9)

Decrease in cash and cash equivalents	(23.5)	(23.6)	(29.5)
Cash and cash equivalents at beginning of year	69.2	92.8	122.3

Cash and cash equivalents at end of year	$45.7	$69.2	$92.8

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

Foreign Currency Translation

Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other expense-net in the Consolidated Statements of Operations. Such amounts were expense of $.2 million in 2005 and income of $.2 million and $.9 million in 2004 and 2003, respectively.

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

The company offers volume discounts and rebates to certain customers, usually distributors, of its metalworking fluids business. Discounts offered to distributors are based on the number of gallons included in a particular order. One customer is eligible to receive volume rebates based on the number of gallons ordered in the month. Discounts and rebates are applied as reductions of sales revenues.

Appropriate allowances for returns (which are not significant) and post-sale warranty costs (see Summary of Significant Accounting Policies — Warranty Reserves) are made at the time revenue is recognized. The company continually evaluates the creditworthiness of its customers and enters into sales contracts only when collection of the sales price is reasonably assured. For sales of plastics processing machinery, customers are generally required to make substantial down-payments prior to shipment which helps to ensure collection of the full price.

Advertising Costs

Advertising costs are charged to expense as incurred. Excluding amounts related to participation in trade shows, advertising costs totaled $5.7 million in 2005, $6.8 million in 2004 and $5.4 million in 2003.

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

The numbers of shares used to compute earnings (loss) per common share data for all years prior to 2004 include the effect of a bonus element inherent in a rights offering that was completed in the fourth quarter of 2004 (see Shareholders’ Equity).

Reclassification of Financial Statement

During the year ended December 31, 2005, the company revised its method of quantifying amounts recoverable from excess liability insurance carriers (see Summary of Significant Accounting Policies — Self-Insurance Reserves). Certain amounts in the Consolidated Balance Sheet at December 31, 2004 have been reclassified to conform to the 2005 presentation. The effect was to decrease other noncurrent assets and long-term accrued liabilities by $2.1 million each.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Cash Flows of Discontinued Operations

Beginning in 2005, the company has separately disclosed the operating, investing and financing portions of the cash flows related to discontinued operations in the Consolidated Statements of Cash Flows. These amounts were previously reported on a combined basis as a single amount.

Inventory Valuation

Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are average or standard costs, which approximate first-in, first-out (FIFO). As discussed more fully below (see Summary of Significant Accounting Policies — Change in Method of Accounting), certain U.S. inventories were accounted for on the last-in, first-out (LIFO) method in years prior to 2004.

Property, Plant and Equipment

Property, plant and equipment, including amounts related to capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense related to continuing operations was $17.1 million, $18.9 million and $20.3 million for 2005, 2004, and 2003, respectively.

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

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired in business combinations, is reviewed annually for impairment. The company has elected to conduct its annual impairment reviews as of October 1 of each year and base its assessments of possible impairment on the discounted present value of the operating cash flows of its various reporting units. The company has identified ten reporting units for purposes of testing goodwill for impairment.

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

Self-Insurance Reserves

Through its wholly owned insurance subsidiary, Milacron Assurance Ltd. (MAL), the company is primarily self-insured for many types of risks, including general liability, product liability, environmental claims and worker’s compensation for certain domestic employees. MAL, which is fully consolidated in the Consolidated Financial Statements and subject to the insurance laws and regulations of Bermuda, establishes reserves for known or estimated exposures under the policies it issues to the company. MAL’s exposure for general and product liability claims is limited by reinsurance coverage in some cases and by excess liability coverage in all policy years. Worker’s compensation claims in excess of certain limits are insured with commercial carriers.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The benefit obligations related to defined benefit pension plans and the postretirement health care plan are actuarially valued as of January 1 of each year. The amounts so determined are then progressed to year end based on known or expected changes. The assets of the funded defined benefit pension plan for certain U.S. employees and retirees are valued as of December 31 of each year.

Stock-Based Compensation

The company currently accounts for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Because all stock options outstanding under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan have exercise prices equal to the fair market value of the underlying common shares at the respective grant dates, no compensation expense is recognized in earnings. The following table illustrates on a pro forma basis the effect on net loss and net loss per common share if the stock options granted from 1995 through 2004 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” No additional stock options were granted in 2005.

Pro Forma Loss

	2005	2004	2003
	(In millions, except
	per-share amounts)

Net loss as reported	$(14.0)	$(51.8)	$(190.9)
Effect on reported loss of accounting for stock options at fair value	—	(1.2)	(1.1)

Pro forma net loss	$(14.0)	$(53.0)	$(192.0)

Loss per common share — basic and diluted
As reported	$(.42)	$(1.73)	$(5.21)

Pro forma	$(.42)	$(1.76)	$(5.24)

The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan which triggered the early vesting of all outstanding stock options. Accordingly, the pro forma net loss amount for 2004 includes a charge of $.7 million in excess of the amount that would otherwise have been reported to recognize all remaining compensation expense related to these stock options. For 2005, the pro forma expense amount related to stock options granted subsequent to April  15, 2004 is less than $.1 million.

Stock-based compensation cost included in the loss from continuing operations and net loss amounts presented in the Consolidated Statements of Operations was $.7 million in 2005, $3.9 million in 2004 and $.7 million in 2003, in all cases, with no tax benefit. These amounts relate entirely to restricted stock and deferred shares (see Stock-Based Compensation).

As discussed more fully below, a newly issued accounting standard will require the company to include expense related to stock options in the Consolidated Financial Statements beginning in 2006 rather than reporting it on a pro forma basis as in the past.

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

Change in Method of Accounting

In the fourth quarter of 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. The Consolidated Financial Statements for all prior years, including 2003, were adjusted to conform to the new presentation.

Recently Issued Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). Among other things, this standard requires that expense related to stock options be included in a company’s primary financial statements over the vesting periods based on their fair values as of the grant dates. The company will comply with SFAS No. 123R beginning in the first quarter of 2006 but, because there are currently only 14,000 stock options that are not fully vested, the effect of doing so is not currently expected to be material. The company will use the “modified-prospective” transition method and prior years’ financial statements will therefore not be restated. The company is evaluating the other provisions of SFAS No. 123R but currently does not expect their effects to be significant.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

In 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold its Valenite and Widia and Werkö metalcutting tools businesses in separate transactions. The company also retained advisors to explore strategic alternatives for its round metalcutting tools and grinding wheels businesses and in the fourth quarter of 2002, initiated plans for their sale. The disposition of the round metalcutting tools business was completed in the third quarter of 2003 in two separate transactions. In the fourth quarter of 2002, the company had recorded an estimated loss on the sale of this business of $4.7 million which was increased to $6.9 million in 2003 based on the actual sale proceeds and transaction-related expenses. The loss was further adjusted to $7.4 million in 2004 and $7.7 million in 2005. The sale of the grinding wheels business was completed in the second quarter of 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of this business which was adjusted to $3.6 million in 2004 to reflect the actual sale proceeds and sale-related costs. The loss was further adjusted to $2.8 million in 2005.

The round metalcutting tools and grinding wheels businesses are reported as discontinued operations and the Consolidated Financial Statements for all prior periods have been adjusted to reflect this presentation. Operating results for these businesses are presented in the following table.

Loss From Discontinued Operations

	2004	2003
	(In millions)

Sales	$9.6	$51.6

Operating loss including restructuring costs	(1.2)	(5.1)
Allocated interest expense	(.1)	(1.3)

Loss from operations(a)	$(1.3)	$(6.4)

(a)	No income tax benefit could be recorded with respect to the losses incurred in 2004 and 2003.

As reflected in the preceding table, allocated interest expense includes interest on debt assumed by the respective buyers, interest on borrowings secured by assets of the businesses sold and an allocated portion of other consolidated interest expense based on the ratio of net assets sold or to be sold to consolidated assets.

As presented in the Consolidated Statements of Operations, the line captioned “Net gain (loss) on divestitures” includes the following components.

Gain (Loss) on Divestiture of Discontinued Operations

	2005	2004	2003
	(In millions)

Sale of Valenite	$1.0	$(.4)	$.4
Sale of Widia and Werkö	.9	.5	.9
Sale of round metalcutting tools business	(.3)	(.5)	(2.2)
Sale of grinding wheels business	.8	.6	1.0
Adjustment of reserves for the 1998 divestiture of the machine tools segment	.1	.6	(.9)

Net gain (loss) on divestitures	$2.5	$.8	$(.8)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Costs

During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cost of the integration was $11.1 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.9 million was charged to expense, including $3.4 million in 2001, $4.6 million in 2002, $1.8 million 2003 and $.3 million in 2004. The amount for 2004 represents a fourth quarter charge to further adjust the carrying value of one of the closed facilities based on revised estimates of its expected selling price. Income of $.2 million related to a gain on the sale of this facility was recorded in 2005. Of the total cost of the plan, $4.4 million related to employee termination benefits, $2.7 million to facility exit costs and $4.0 million to other costs, including $3.1 million to relocate employees, inventory and machinery and equipment. The total cash cost of the integration will be approximately $9.0 million, of which $1.1 million was spent in 2001, $7.8 million in 2002, $.2 million in 2003 and $.2 million in 2004. Proceeds of $.9 million from the sale of the previously mentioned facility resulted in $.5 million of positive cash flow in 2005. Cash costs for 2006 will be approximately $.2 million. The non-cash costs of the integration related principally to the previously discussed facility write-down in 2004 and a similar adjustment that was recorded in 2003.

In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, are resulting in restructuring costs of $14.2 million, including $3.3 million in 2002, $4.0 million in 2003, $5.5 million in 2004 and $.9 million in 2005. The amount for 2004 includes a fourth quarter charge of $3.6 million to reduce the carrying value of the Manchester facility to its expected realizable value based on revised estimates of its ultimate selling price. The carrying value of the facility was written down further in 2005. The expense for 2004 and 2005 relates principally to costs to complete the move of the mold making operation and carrying costs for the Manchester facility pending its sale. An additional $.6 million will be charged to expense in 2006. Of the total cost of $14.2 million, $1.5 million relates to employee severance costs, $6.9 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $3.9 million to other move-related costs, including employee, inventory and machinery and equipment relocation. The cash cost of the relocations will be approximately $6.8 million, including $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $4.7 million for other costs, principally to relocate inventory and machinery and equipment. The non-cash cost of $7.4 million relates principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Early in 2003, the company initiated a plan for the further restructuring of its European blow molding machinery operations at a cost of $4.0 million. The restructuring involved the discontinuation of the manufacture of certain product lines at the plant in Magenta, Italy, which is included in the machinery technologies — Europe segment, and the elimination of approximately 35 positions. The $4.0 million cost of the restructuring included $3.3 million to adjust the carrying values of inventories for the discontinued product lines to expected realizable values and $.7 million for severance and other termination benefits. The cash cost of the restructuring was $1.0 million based on exchange rates in effect when the termination benefits were actually paid. The non-cash cost related almost entirely to the inventory adjustments discussed above.

In 2003, the company initiated a plan to close the mold technology segment’s special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. The closure resulted in restructuring costs of $6.9 million and the elimination of approximately 65 positions. The total cost included $4.0 million to adjust the recorded values of the facility and certain other assets to expected realizable values, $2.4 million for severance and other termination benefits, $.3 million to relocate manufacturing equipment and $.2 million for plant clean-up and other costs. Of the total cost of the closure, $5.7 million was recorded in 2003. An additional $1.3 million was charged to expense in 2004, principally to further adjust the carrying value of the facility to its expected realizable value. A gain on its sale of $.1 million was ultimately realized in 2005. The cash cost of this initiative was $1.6 million, which is net of $1.1 million received in the second quarter of 2005 from the sale of the facility. Cash payments related to the closure included $2.2 million for severance, and $.5 million for plant clean-up and other move costs. The non-cash cost of $5.3 million related principally to the write-down of the facility to expected realizable value.

In 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involved the relocation of production and warehousing (including the closure of one small facility and the downsizing of two other facilities), closures of sales offices, voluntary early retirement programs and general overhead reductions, resulted in the elimination of approximately 300 positions worldwide. A total of $11.1 million was charged to expense in 2003 in connection with these initiatives and an additional $.6 million was expensed in 2004 to complete them. Of the total cost of $11.7 million, $3.7 million relates to the machinery technologies — North America segment, $2.7 million to the machinery technologies — Europe segment, $5.0 million to the mold technologies segment and $.3 million to corporate expenses. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that will be paid through the company’s defined benefit pension plan for U.S. employees, $6.9 million for severance and other termination benefits for certain other employees, $.6 million for facility exit costs and $1.0 million for moving expenses. The supplemental early retirement benefits will have the effect of increasing the amount of the company’s funding requirements in future years. The cash costs of the initiatives — including $6.8 million for severance and other termination benefits, $.5 million for lease termination and other facility exit costs and $1.1 million for other costs — were $8.4 million. Of this amount, $3.5 million was spent in 2003, $4.7 million was spent in 2004, and $.2 million was spent in 2005. The non-cash cost of the 2003 initiatives was $3.3 million and related principally to early retirement benefits to be funded through the pension plan as discussed above.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004 and $.4 million in 2005. Termination benefits accounted for $1.0 million of these amounts while facility exit costs represented a substantial majority of the remaining $.5 million. An additional $.1 million will be charged to expense in 2006 in connection with these actions. Total cash costs are expected to be approximately $1.4 million, of which $.8 million was spent in 2004. In 2005, $.5 million was spent and an additional $.1 million will be spent in 2006. The cash costs of $1.4 million include $.9 million for severance and $.5 million for facility exit and moving costs. These actions resulted in the elimination of 63 positions, a majority of which occurred during 2004.

In the third quarter of 2004, the company elected to discontinue the sale of certain blow molding systems in North America. This decision resulted in a charge in that quarter of $1.7 million to adjust the carrying values of the inventory to estimated realizable values. The amount of the charge was adjusted to $1.5 million in the fourth quarter due to higher than expected liquidation proceeds.

In the fourth quarter of 2004, the company initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in Europe. The plan resulted in the elimination of approximately 25 positions at a cost of $1.1 million, all of which was charged to expense in 2004. In addition, certain surplus assets were written down to estimated realizable value through non-cash charges totaling $1.0 million. The cash costs, principally for severance benefits, will be approximately $1.1 million. Of this amount, $.6 million was spent in 2004. An additional $.4 million was spent in 2005. Cash costs in 2006 will be $.1 million.

In the fourth quarter of 2004, the company initiated additional headcount reductions in its European mold base and components business that resulted in expense of $.6 million. These reductions represent a continuation of the actions initiated in the third quarter of 2003 and the employment level reductions in Germany initiated in 2004 (in both cases, as discussed above) and were undertaken due to continued slow economic conditions in Europe. The cash cost of these initiatives was $.5 million, most of which was spent in the fourth quarter of 2004 and the first quarter of 2005.

In the fourth quarter of 2005, the company announced that it plans to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the consolidation of the European sales offices of the machinery technologies — Europe and mold technologies segments — was initiated in the fourth quarter of 2005 and will be continued in 2006. The 2005 actions involved the sale of a majority ownership interest in an injection molding machinery sales subsidiary in The Netherlands and the sale of a surplus warehouse in Denmark. Net expense related to these actions totaled $.3 million in 2005 and an additional $3.2 million of expense related to other locations will be recorded in 2006. The total cash cost of these consolidations is expected to be approximately $3.3 million with a large majority occurring in 2006.

In the fourth quarter of 2005 the company also initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in expense of $.2 million.

Additional consolidation actions approved in 2005 will be implemented in 2006. The objective of the consolidations is to focus the company’s manufacturing on the production of products and components with high technological, proprietary or strategic value. Implementation of the consolidation actions, including the actions initiated in 2005, are expected to result in restructuring charges in 2006 of at least $14 million and cash costs of approximately $9 million.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table that follows summarizes the costs of the various restructuring actions that are described above.

Restructuring Costs

	2005	2004	2003
	(In millions)

EOC and Reform integration	$(.2)	$.3	$1.8
Relocation of blow molding machinery and mold manufacturing	.9	5.5	4.0
Monterey Park closure	—	—	.5
Downsize Magenta Italy facility	—	—	4.0
Mahlberg closure	(.1)	1.3	5.7
Third quarter 2003 initiatives	—	.6	11.1
North America plastics machinery overhead reductions	.4	1.1	—
Discontinuation of blow molding product lines	—	1.5	—
Downsize Germany mold technologies facility	.1	2.1	—
Additional European mold base reductions	—	.6	—
Consolidation of European sales offices	.3	—	—
Closure of metalworking fluids operation	.2	—	—

Total restructuring costs	$1.6	$13.0	$27.1

The following table presents the components of the line captioned “Restructuring costs” in the Consolidated Statements of Operations for the years 2005, 2004 and 2003.

Restructuring Costs

	2005	2004	2003
	(In millions)

Accruals for restructuring costs
Termination benefits	$.4	$2.5	$8.7
Facility exit costs	.1	.2	.4

Total accruals	.5	2.7	9.1
Supplemental retirement benefits	—	—	3.2
Adjustments of assets to realizable values and gains and losses on disposal	—	6.3	4.1
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	—	1.4	3.3
Inventory and machinery relocation	.1	1.2	1.5
Employee relocation and other move costs	.1	—	1.1
Severance and facility exist costs	.8	.8	3.7
Other	.4	.5	1.1
Reserve adjustments	(.1)	(.2)	(1.8)

	1.8	12.7	25.3
Costs (income) related to the EOC and Reform integration	(.2)	.3	1.8

Total restructuring costs	$1.6	$13.0	$27.1

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Reserves

	2005
	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance
	(In millions)

EOC and Reform integration
Termination benefits	$1.0	$—	$(.3)	$.7
Facility exit costs	.3	—	(.2)	.1

	1.3	—	(.5)	.8
Restructuring costs
Termination benefits	1.3	.4	(1.3)	.4
Facility exit costs	.2	.1	(.1)	.2

	1.5	.5	(1.4)	.6

Total reserves related to continuing operations	$2.8	$.5	$(1.9)	$1.4

	2004
	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance
	(In millions)

EOC and Reform integration
Termination benefits	$1.3	$—	$(.3)	$1.0
Facility exit costs	.3	—	—	.3

	1.6	—	(.3)	1.3
Restructuring costs
Termination benefits	4.5	2.5	(5.7)	1.3
Facility exit costs	.4	.2	(.4)	.2

	4.9	2.7	(6.1)	1.5

Total reserves related to continuing operations	$6.5	$2.7	$(6.4)	$2.8

Approximately $.7 million of the $1.4 million of restructuring reserves remaining at December 31, 2005 is expected to be utilized in 2006. A large majority of the remaining $.7 million represents supplemental retirement benefits for certain employees in Europe that will be paid at a rate of approximately $.1 million per year for the next several years.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refinancing Costs

During 2004, the company charged to expense $21.4 million of refinancing costs, including $6.6 million incurred in pursuing various alternatives to the March 12, 2004 refinancing of approximately $200 million in debt and other obligations (see Refinancing Transactions). Other refinancing costs in 2004 included (i) $6.2 million for the tender offer premium for the 7 5/8% Eurobonds due 2005 and the related expenses, (ii) a charge of $2.6 million related to the early vesting of 1,090,310 shares of restricted stock as a result of a change in control provision, (iii) charges of $4.5 million for the write-off of the deferred financing fees related to the credit facility entered into with Credit Suisse First Boston on March 12, 2004 and subsequently repaid on June 10, 2004 and for other refinancing-related expenses and (iv) a $1.5 million prepayment penalty for the term loan included in the Credit Suisse First Boston facility. In the third and fourth quarters of 2003, the company charged to expense $1.8 million of costs incurred in that year in pursuing alternatives to the 2004 refinancing transactions. The company did not incur any refinancing costs in 2005.

Acquisitions

In 2003, the company purchased the remaining 51% of the shares of Klockner Ferromatik AG, a Ferromatik sales office in Switzerland with annual sales of approximately $6 million. In addition, the company acquired the remaining 25% of 450500 Ontario Limited, a consolidated subsidiary that manufactures components for molds used in injection molding.

The acquisition of Klockner Ferromatik AG was accounted for under the purchase method and was financed through the use of available cash and bank borrowings. The aggregate cost of the acquisition, including professional fees and other related costs, totaled $1.1 million. The allocation of the aggregate cost of the acquisition to the assets acquired and liabilities assumed is presented in the table that follows.

Allocation of Acquisition Cost

2003
(In millions)

Cash and cash equivalents	$.4
Accounts receivable	1.5
Inventories	.3
Other current assets	.1
Property, plant and equipment	.2

Total assets	2.5
Current liabilities	1.4

Total liabilities	1.4

Total acquisition cost	$1.1

Unaudited pro forma sales and earnings information is not presented because the amounts would not vary materially from the comparable amounts reflected in the company’s historical Consolidated Statements of Operations.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Charges to operations for the research and development activities of continuing operations are summarized below.

Research and Development

	2005	2004	2003
	(In millions)

Research and development	$19.7	$19.8	$17.8

Retirement Benefit Plans

Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees and retirees in the U.S. and Germany.

Pension Expense

	2005	2004	2003
	(In millions)

Service cost (benefits earned during the period)	$4.7	$4.2	$4.5
Interest cost on projected benefit obligation	33.5	33.9	33.4
Expected return on plan assets	(32.9)	(35.1)	(38.8)
Supplemental retirement benefits(a)	—	—	3.2
Amortization of unrecognized prior service cost	.7	.8	.8
Amortization of unrecognized gains and losses	10.4	7.0	3.1

Pension expense	$16.4	$10.8	$6.2

(a)	In 2003, the entire amount is included in the line captioned “Restructuring costs” in the Consolidated Statement of Operations for that year.

The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

	2005	2004
	(In millions)

Balance at beginning of year	$(557.2)	$(538.1)
Service cost	(4.7)	(4.2)
Interest cost	(33.5)	(33.9)
Benefits paid	42.9	42.8
Actuarial loss	(7.9)	(6.1)
Changes in discount rates	(18.2)	(16.6)
Foreign currency translation adjustments	2.0	(1.1)

Balance at end of year	$(576.6)	$(557.2)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in plan assets for the funded U.S. plan. Consistent with customary practice in Germany, the plan for employees in that country has not been funded.

Plan Assets

	2005	2004
	(In millions)

Balance at beginning of year	$378.8	$370.9
Actual investment gain	21.3	44.0
Benefits and expenses paid	(39.9)	(40.3)
Contributions	2.4	4.2

Balance at end of year	$362.6	$378.8

The allocations of plan assets at December 31, 2005 and 2004 are shown in the following table.

Allocation of Plan Assets

	2005	2004

Equity securities	71%	69%
Debt securities	29%	31%

	100%	100%

At December 31, 2005 and 2004, common shares of the company represented 2% and 3% of the plan’s equity securities. These common shares had a market value of $4.7 million at December 31, 2005 and $11.8 million at December 31, 2004.

At December 31, 2005, the company’s target allocation percentages for plan assets were approximately 60% to 65% equity securities and 35% to 40% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 6%. Under the current policy, the investment in equity securities may not be less than 35% or more than 80% of total assets. Investments in debt securities may not be less than 20% or more than 65% of total assets.

The expected long-term rate of return on plan assets for purposes of determining pension expense was 9.0% in all years presented. The company will begin to use a 8.75% rate in 2006. The expected rate of return is developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations of future returns and value-added expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.

The company made cash contributions to the funded U.S. plan of $2.4 million in 2005 and $4.2 million in 2004. Contributions will also be required in future years, including approximately $2.7 million in 2006. This amount is not expected to change significantly, if at all. However, required contributions beyond 2006 cannot be reasonably determined at this time due to (i) the expiration on December 31, 2005 of interest rate relief under current law and (ii) legislation currently pending in the U.S. Congress that has the potential to significantly increase total required contribution amounts but allow them to be funded over a longer period of time than under existing law. The company currently expects that the minimum required contribution in 2007 will be approximately $50 million. However, enactment of the legislation discussed above could change this amount significantly. The company is currently evaluating various alternatives, some of which have the potential of permitting it to satisfy its funding obligations over a longer period of time.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the plans for U.S. employees at year-end 2005 and 2004.

Funded Status at Year-End

	2005	2004
	(In millions)

Vested benefit obligation	$(519.7)	$(506.7)

Accumulated benefit obligation	$(531.2)	$(519.0)

Projected benefit obligation	$(560.1)	$(541.1)
Plan assets at fair value	362.6	378.8

Deficiency of plan assets in relation to projected benefit obligation	(197.5)	(162.3)
Unrecognized net loss	192.6	166.9
Unrecognized prior service cost	2.9	3.6

Prepaid (accrued) pension cost	$(2.0)	$8.2

The presentation of the amounts included in the previous table in the Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 is reflected in the following table.

Balance Sheet Presentation — U.S. Plans

	2005	2004
	(In millions)

Intangible asset	$2.9	$3.6
Accrued pension cost	(168.5)	(140.5)
Accumulated other comprehensive loss(a)	163.6	145.1

	$(2.0)	$8.2

(a)	Represents the pretax amount of an after-tax charge to accumulated other comprehensive loss of $112.3 million in 2005 and $93.8 million in 2004.

The intangible asset is included in other noncurrent assets in the Consolidated Balance Sheets as of the respective dates. Accrued pension cost is included in long-term accrued liabilities.

The following table sets forth the status of the company’s defined benefit pension plans for certain employees in Germany.

Status at Year-End

	2005	2004
	(In millions)

Vested benefit obligation	$(12.6)	$(12.3)

Accumulated benefit obligation	$(15.4)	$(14.2)

Projected benefit obligation	$(16.5)	$(16.1)
Unrecognized net (gain) loss	1.9	(.4)

Accrued pension cost	$(14.6)	$(16.5)

The presentation of the amounts included in the previous table in the Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 is reflected in the table that follows.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Presentation — Germany Plans

	2005	2004
	(In millions)

Accrued pension cost	$(15.4)	$(16.5)
Accumulated other comprehensive loss	.8	—

	$(14.6)	$(16.5)

The following table presents the weighted-average actuarial assumptions used to determine pension expense for all defined benefit plans in 2005, 2004 and 2003.

Actuarial Assumptions

	2005	2004	2003

Discount rate	5.97%	6.24%	6.49%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of increase in future compensation levels	3.76%	3.66%	2.41%

The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for all defined benefit plans at December 31, 2005 and December 31, 2004.

Actuarial Assumptions

	2005	2004

Discount rate	5.71%	5.97%
Rate of increase in future compensation levels	3.77%	3.61%

The following table presents future estimated benefit payments, including the effects of future service, under all defined benefit plans as of December 31, 2005.

Pension Benefit Payments

(In millions)

2006	$37.9
2007	37.2
2008	36.7
2009	36.4
2010	36.4
2011-2015	187.0

The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs included in continuing operations for these plans were $1.3 million, $1.1 million and $1.6 million in 2005, 2004 and 2003, respectively.

In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to certain U.S. employees. Substantially all such employees are covered by the company’s principal plan, under which benefits are provided to employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. However, the company’s contributions for this group of retirees will be reduced to an insignificant amount in 2006 as a result of the plan amendment that is discussed below. For employees retiring after 1979, the dollar amount of the company’s current and future contributions is frozen.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created a new federal prescription drug coverage program called Medicare Part D. Medicare Part D became available to eligible participants beginning January  1, 2006 and is being provided by employers and third-party insurance plans who meet certain qualifying criteria. As a result, effective January 1, 2006, the plan was amended to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. The change is expected to result in cash savings to both eligible retirees and to the company. The company’s cash savings are estimated to be in excess of $1 million per year beginning in 2006. The reduction in the plan’s accumulated postretirement benefit obligation is expected to be as much as $14 million. Although the amount has not yet been precisely quantified, amortization of the effect of this reduction is expected to result in postretirement health care income in 2006. In contrast, expense for 2005 was approximately $1.3 million.

The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan.

Postretirement Health Care Cost

	2005	2004	2003
	(In millions)

Service cost (benefits earned during the period)	$.1	$.1	$.1
Interest cost on accumulated postretirement benefit obligation	1.3	1.4	1.5
Amortization of unrecognized gains	(.1)	(.2)	(.3)

Postretirement health care cost	$1.3	$1.3	$1.3

The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan, including the estimated effect of the plan amendment that is discussed above.

Accumulated Postretirement Benefit Obligation

	2005	2004
	(In millions)

Balance at beginning of year	$(22.8)	$(23.2)
Service cost	(.1)	(.1)
Interest cost	(1.3)	(1.4)
Participant contributions	(5.9)	(5.7)
Benefits paid	8.6	8.4
Actuarial loss	(.2)	(.4)
Estimated effect of plan amendment	14.5	—
Changes in discount rates	(.5)	(.4)

Balance at end of year	$(7.7)	$(22.8)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

	2005	2004
	(In millions)

Accumulated postretirement benefit obligation
Retirees	$(4.4)	$(16.9)
Fully eligible active participants	(1.0)	(1.6)
Other active participants	(2.3)	(4.3)

	(7.7)	(22.8)
Unamortized benefit from plan amendment	(14.5)	—
Unrecognized net gain	(3.6)	(4.5)

Accrued postretirement health care benefits	$(25.8)	$(27.3)

The following table presents the discount rates used to calculate the accumulated postretirement benefit obligation at December 31, 2005, December 31, 2004 and December 31, 2003 and the rates used to calculate postretirement health care cost for the years then ended.

Actuarial Assumptions

	2005	2004	2003

Accumulated postretirement benefit obligation	5.75%	6.00%	6.25%
Postretirement health care cost	6.00%	6.25%	6.50%

For 2006, the assumed rate of increase in health care costs used to calculate the accumulated postretirement benefit obligation is 11%. This rate is assumed to decrease in varying degrees annually to 5.0% for years after 2012. Because the dollar amount of the company’s contributions for most employees is frozen, a one percent change in each year in relation to the above assumptions would not significantly change the accumulated postretirement benefit obligation or the total cost of the plan.

The following table presents estimated future payments of postretirement health care benefits as of December 31, 2005. The amounts presented therein are net of participant contributions.

Postretirement Health Care Benefits

(In millions)

2006	$.8
2007	.7
2008	.7
2009	.7
2010	.6
2011-2015	3.1

Income Taxes

At December 31, 2005, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $185 million, of which $22 million will expire between 2007 and 2020. The remaining $163 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled $57 million at December 31, 2005 and valuation allowances totaling $48 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.

At December 31, 2005, the company had a U.S. federal net operating loss carryforward of $116 million, which will expire between 2023 and 2026. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carry forwards ($10 million), totaled $66 million. Of the federal tax credit carryforwards, $5 million expire between 2008 and 2019 and $11 million have no expiration dates. Approximately 90% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2020. At December 31, 2005, additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2026. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax will be phased out ratably over the years 2006 through 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out.

The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June  10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. (see Refinancing Transactions.) As a consequence of this ownership change, the timing of the company’s utilization of its pre-change U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. The allowable limitation is cumulative for years in which it is not fully utilized. At December 31, 2005 the cumulative limitation amounts to approximately $35 million which consists of $12 million from 2004 and $23 million from 2005. This delay will increase tax expense and decrease available cash in future years. The above limitations do not apply to any post-change in control net operating losses incurred.

At June 30, 2003, management concluded that a recovery in the plastics industry and the company’s return to profitability in the U.S. would be delayed longer than originally expected. As a result of these delays and the incremental costs of the restructuring initiatives announced in the third quarter of 2003 (see Restructuring Costs), the company expected to incur a cumulative operating loss in the U.S. for the three year period ending December 31, 2003. In such situations, U.S. generally accepted accounting principles include a presumption that expectations of earnings in the future cannot be considered in assessing the need for valuation allowances. Accordingly, a tax provision of approximately $71 million was recorded in the second quarter of 2003 to establish valuation allowances with respect to a portion of the company’s U.S. deferred tax assets for which future income was previously assumed.

During the second half of 2003 and through December 31, 2005, U.S. deferred tax assets increased by a total of $45 million, including $12 million related to 2005. Valuation allowances were also increased by $50 million, including $15 million related to 2005. As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. Due to better market information and refined estimates, the $59 million of tax planning strategies at the end of 2005 represents a net $2 million decrease over the tax planning strategies at December 31, 2004.

The company will continue to reassess its conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.

In 2005, the company recorded a net U.S. tax expense of $.8 million comprised of benefits related to special ten year carryback of $2.2, additional valuation allowances of $2.7 million related to a decrease in the value of tax planning strategies and state income taxes of $.3 million. Except for the benefits related to special carrybacks and due to the lack of sufficient positive evidence, the company was precluded from recognizing tax benefits related to the remaining operating loss incurred. The company’s non-U.S. operations recorded a net tax benefit of $4.6 million for the year 2005. A benefit of $7.6 million resulted from a waiver of intercompany notes receivable by the company’s Dutch subsidiary. The benefit was partially offset by additional tax expense of $.7 million in The Netherlands relating to a tax rate reduction applicable to the net operating loss carryforward. The benefits were also reduced by income tax expense of $2.3 million from profitable non-U.S. operations. Tax benefits relating to non-profitable operations with a three year cumulative loss history were fully offset by valuation allowances. In the aggregate, these factors resulted in a 2005 tax benefit of $3.8 million on a pretax loss from continuing operations of $20.3 million.

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

The company did not make an election for 2004 and does not intend to make an election for calendar year 2005. This determination is based on an evaluation that included an analysis of the company’s geographic liquidity needs and considered the company’s substantial net operating loss carryforwards in addition to the value and ultimate realization of any associated future deferred tax benefits. Accordingly, it remains the intention of the company to permanently reinvest earnings of its foreign subsidiaries.

The Act also provides an additional deduction to arrive at taxable income for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2006 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2005 and 2004 are as follows:

Components of Deferred Tax Assets and Liabilities

	2005	2004
	(In millions)

Deferred tax assets
Net operating loss carryforwards	$109.3	$111.2
Tax credit carryforwards	16.8	14.2
Accrued postretirement health care benefits	9.3	8.5
Inventories, due principally to obsolescence reserves and additional costs inventoried for tax purposes	4.1	4.8
Accrued employee benefits other than pensions and retiree health care benefits	1.6	1.7
Accrued pension cost	7.6	8.8
Accrued warranty cost	1.3	1.2
Accrued taxes	1.6	2.1
Accounts receivable, due principally to allowances for doubtful accounts	1.6	1.7
Goodwill	31.4	39.2
Deferred pension costs	52.1	41.1
Accrued liabilities and other	17.4	11.8

Total deferred tax assets	254.1	246.3
Less valuation allowances	(168.6)	(157.1)

Deferred tax assets net of valuation allowances	85.5	89.2
Deferred tax liabilities
Property, plant and equipment, due principally to differences in depreciation methods	8.6	8.5
Inventories	5.8	9.5

Total deferred tax liabilities	14.4	18.0

Net deferred tax assets	$71.1	$71.2

Summarized in the following tables are the company’s earnings from continuing operations before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Loss Before Income Taxes

	2005	2004	2003
	(In millions)

United States	$(23.6)	$(59.7)	$(96.7)
Non-U.S.	3.3	5.8	(13.7)

	$(20.3)	$(53.9)	$(110.4)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented in the above table, U.S. losses for 2005 include $1.3 million of restructuring costs while non-U.S. earnings include $.3 million of such costs. Losses from U.S. operations and earnings from non-U.S. operations in 2004 include restructuring costs of $8.0 million and $5.0 million, respectively. Losses from U.S. operations in 2003 include restructuring costs of $9.7 million while losses from non-U.S. operations include $17.4 million of such costs. Loss from U.S. operations also includes a goodwill impairment charge of $65.6 million in 2003.

Provision (Benefit) for Income Taxes

	2005	2004	2003
	(In millions)

Current provision (benefit)
United States	$(2.2)	$(12.5)	$(1.8)
State and local	.3	.1	—
Non-U.S.	(1.2)	1.1	1.2

	(3.1)	(11.3)	(.6)
Deferred provision (benefit)
United States	2.7	2.7	68.7
Non-U.S.	(3.4)	6.0	5.2

	(.7)	8.7	73.9

	$(3.8)	$(2.6)	$73.3

Components of the Provision (Benefit) for Deferred Income Taxes

	2005	2004	2003
	(In millions)

Change in valuation allowances	$11.5	$17.3	$104.6
Change in deferred taxes related to operating loss and tax credit carryforwards	(.7)	(17.8)	(30.5)
Depreciation and amortization	7.9	7.1	6.0
Inventories and accounts receivable	(2.9)	(1.7)	1.2
Accrued pension and other employee costs	(9.7)	(4.0)	4.7
Other	(6.8)	7.8	(12.1)

	$(.7)	$8.7	$73.9

The change in valuation allowances in 2003, as presented in the above table, represents $35.4 million related to 2003 activities and $69.2 million due to a change in circumstances and judgment related to deferred tax balances at December 31, 2002.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2005	2004	2003

U.S. statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from
Effect of changes in valuation allowances	61.1	37.9	94.7
Tax benefit from debt waiver	(37.7)	—	—
Adjustment of tax reserves	—	(19.5)	—
Statutory tax rate changes	3.5	.9	—
State and local income taxes, net of federal benefit	1.4	.2	—
Foreign dividends	—	12.4	6.7
Additional interest deduction for statutory purposes	(7.1)	(1.6)	—
Other	(4.8)	(.1)	—

	(18.6)%	(4.8)%	66.4%

At December 31, 2005, the company had U.S. net operating loss carryforwards of approximately $116 million that expire in 2023 through 2026. In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $185 million, substantially all of which have no expiration date.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated $70.8 million at the end of 2005. No deferred income taxes have been recorded with respect to this amount. The unrecorded deferred tax liability related to undistributed non-U.S. earnings was approximately $24.8 million at December 31, 2005.

The company received net tax refunds of $.7 million in 2005, $1.9 million in 2004 and $17.0 million in 2003.

Earnings Per Common Share

The following tables present the calculation of earnings applicable to common shareholders and a reconciliation of the shares used to calculate basic and diluted earnings per common share.

Loss Applicable to Common Shareholders

	2005	2004	2003
	(In millions)

Net loss	$(14.0)	$(51.8)	$(190.9)
Dividends on preferred shares	(6.1)	(3.2)	(.2)
Beneficial conversion feature related to Series B Preferred Stock(a)	—	(15.9)	—

Loss applicable to common shareholders	$(20.1)	$(70.9)	$(191.1)

(a)	Represents a beneficial conversion feature arising from the fact that holders of the Series B Preferred Stock are able to acquire common shares of the company at a price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).

Reconciliation of Shares

	2005	2004	2003
	(In thousands)

Weighted-average common shares outstanding	47,665	40,955	36,660
Effect of dilutive stock options and restricted shares	—	—	—

Weighted-average common shares assuming dilution	47,665	40,955	36,660

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004 and 2005, the common shares into which the Series B Preferred Stock is convertible are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share. For all years, the effects of potentially dilutive stock options and restricted shares are also excluded for the same reason. Had all of these shares been included, weighted-average shares assuming dilution would have been 101,293 thousand in 2005, 70,585 thousand in 2004 and 36,679 thousand in 2003.

Receivables

During the third quarter of 2005, one of the company’s non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which expires on August 31, 2006, replaces a €5.0 million arrangement with another institution under which sales of receivables were made with recourse. At December 31, 2005 and December 31, 2004, the gross amounts of accounts receivable that had been sold under these arrangements totaled $8.4 million and $6.6 million. The December 31, 2004 amount was partially collateralized with $5.3 million of cash deposits that are included in cash and cash equivalents in the Consolidated Balance Sheet at that date.

The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At December 31, 2005 and December 31, 2004, the company’s maximum exposure under these arrangements totaled $6.4 million and $8.0 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.

During several preceding years and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which the company maintained a reserve for doubtful accounts sufficient to cover estimated expenses. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2004 by $33 million. Costs related to the sales were $.2 million in 2004 and $1.5 million in 2003.

Inventories

As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $26.4 million and $29.7 million in 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

The carrying value of goodwill totaled $83.7 million and $86.6 million at December 31, 2005 and December 31, 2004, respectively. The company’s other intangible assets, all of which are subject to amortization, are included in other noncurrent assets in the Consolidated Balance Sheets and totaled $2.6 million at December 31, 2005 and $5.1 million at December 31, 2004. Amortization expense related to these assets was $1.3 million in 2005, $1.4 million in 2004 and $1.4 million in 2003.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in goodwill during the years ended December 31, 2005 and December 31, 2004 are presented in the following table.

Changes in Goodwill

	2005
	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total
	(In millions)

Balance at beginning of year	$17.6	$.8	$58.0	$10.2	$86.6
Foreign currency translation adjustments	.2	(.1)	(3.0)	—	(2.9)

Balance at end of year	$17.8	$.7	$55.0	$10.2	$83.7

	2004
	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total
	(In millions)

Balance at beginning of year	$17.5	$.7	$55.4	$10.2	$83.8
Foreign currency translation adjustments	.1	.1	2.6	—	2.8

Balance at end of year	$17.6	$.8	$58.0	$10.2	$86.6

Property, Plant and Equipment

The components of property, plant and equipment, including amounts related to capital leases, are shown in the following table.

Property, Plant and Equipment-Net

	2005	2004
	(In millions)

Land	$9.1	$11.3
Buildings	121.5	132.5
Machinery and equipment	208.7	218.2

	339.3	362.0
Less accumulated depreciation	(225.1)	(233.6)

	$114.2	$128.4

Other Assets

The components of other current assets and other noncurrent assets are shown in the tables that follow.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

	2005	2004
	(In millions)

Deferred income taxes	$25.3	$26.2
Recoverable from excess liability carriers	3.2	4.1
Refundable income taxes	3.8	3.5
Other	12.0	15.3

	$44.3	$49.1

Other Noncurrent Assets

	2005	2004
	(In millions)

Deferred income taxes net of valuation allowances	$60.2	$63.1
Recoverable from excess liability carriers	4.2	7.6
Intangible assets other than goodwill	2.6	5.1
Other	37.9	40.3

	$104.9	$116.1

Liabilities

The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

	2005	2004
	(In millions)

Accrued salaries, wages and other compensation	$19.6	$24.0
Taxes payable other than income taxes	8.1	9.9
Reserves for post-closing adjustments on divestitures	2.0	4.9
Accrued and deferred income taxes	8.3	13.2
Accrued insurance and self-insurance reserves	11.3	13.7
Other accrued expenses	27.0	31.6

	$76.3	$97.3

The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Balance Sheets.

Warranty Reserves

	2005	2004
	(In millions)

Balance at beginning of year	$6.5	$8.1
Accruals	3.6	4.2
Payments	(3.2)	(5.6)
Warranty expirations	(1.0)	(.3)
Foreign currency translation adjustments	(.3)	.1

Balance at end of year	$5.6	$6.5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

	2005	2004
	(In millions)

Accrued pensions and other compensation	$39.8	$39.9
Minimum pension liability	148.5	119.8
Accrued postretirement health care benefits	26.4	28.7
Self-insurance reserves(a)	24.0	24.7
Accrued and deferred income taxes	10.2	11.4
Reserves for post-closing adjustments on divestitures	5.6	7.1
Other	6.9	6.6

	$261.4	$238.2

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $7.4 million in 2005 and $11.7 million in 2004. These amounts are included in other current assets and other noncurrent assets.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The conversion of the Series A Notes into common stock on April 15, 2004, and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004, triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of the ownership change, the timing of the company’s utilization of tax loss carryforwards and other tax attributes will be substantially delayed (see Income Taxes).

Short-Term Borrowings

The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

	2005	2004
	(In millions)

Asset based credit facility due 2008	$2.2	$11.0
Borrowings under other lines of credit	1.9	.2

	$4.1	$11.2

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

The asset based facility originally contained, for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the facility, to be tested quarterly. The facility was amended on February 11, 2005 to modify these minimum requirements. The February 11, 2005 amendment established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005 and also reduced the minimum cumulative consolidated EBITDA requirements for periods ending March 31, June 30 and September 30 of 2005. As discussed more fully below, the facility was further amended on February 10, 2006 to add a minimum cumulative total North America EBITDA requirement for 2006 that becomes effective if borrowing availability falls below specified levels for specified periods.

In addition, the facility originally contained a limit on capital expenditures to be complied with on a quarterly basis through September 30, 2005 but on February 11, 2005, the facility was amended to extend the limit through December 31, 2005 and on February 10, 2006 to extend this limit through 2006 as described below. The company will also have to comply with a fixed charge coverage ratio to be tested quarterly. This test was originally to be required beginning in the fourth quarter of 2005 but on February 11, 2005 the company reached an agreement with the lenders to delay it until the first quarter of 2006.

Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, the company must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement that could become effective for the four quarters of fiscal year 2006 of $0.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will only apply during 2006 if the company’s borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if the company’s borrowing availability (net of reserves) remains above $17.5 million. If these two covenants become effective, they can subsequently cease to apply if the company’s borrowing availability remains above specified levels for specified periods.

The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Concurrently with the February 11, 2005 amendment, the company made a $2.5 million prepayment of the facility from the proceeds of a rights offering. The company subsequently used additional proceeds to repay the remaining amounts drawn under the facility.

Subsequent to February 11, 2005, the company identified adjustments that resulted in reducing fourth quarter 2004 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on March 16, 2005 to waive any noncompliance in the fourth quarter resulting from certain of these adjustments. Accordingly, after giving effect to the waiver, the company was in compliance with the revised covenant as of December 31, 2004 and March 31, 2005.

The company subsequently identified additional adjustments that resulted in reducing second quarter 2005 EBITDA to below the minimum level required under the facility. However, the company reached an agreement with the lenders on June 29, 2005, to waive any noncompliance in the second quarter resulting from certain of these adjustments. Accordingly, after giving effect to this waiver, the company was in compliance with the EBITDA requirement as of June 30, 2005. The minimum EBITDA levels were subsequently reduced by an amendment to the facility that the company entered into with the lenders as of July 29, 2005.

The February 10, 2006 amendment allowed for certain adjustments to EBITDA for the twelve month period ended December 31, 2005. Although the company was in compliance with the EBITDA requirement as of that date

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without these adjustments, the agreement and limited waiver that was entered into with the lenders as of February 10, 2006 waived any potential noncompliance with this requirement that might have resulted without these adjustments.

The company’s ability to continue to meet the cumulative total North America EBITDA covenant, if it becomes effective, and the minimum fixed charge coverage ratio covenant when it becomes effective will be contingent on a number of factors, many of which are beyond its control. These include the company’s need for a continued increase in capital spending in the plastics processing industry and the resulting increases in sales revenues and operating margins, the need for no material decrease in price realization, the company’s ability to absorb recent raw material price increases or pass such price increases through to customers, and the company’s continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the covenants and other conditions to borrowing of its asset based facility, it will attempt to further renegotiate this covenant with its lenders to assure compliance. However, the company cannot control its lenders’ actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the covenants of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.

At December 31, 2005, $10 million of the asset based credit facility was utilized, including borrowings of $2 million and letters of credit of $8 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at December 31, 2005 was approximately $37 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility at December 31, 2005 was 8%.

At December 31, 2005, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $28 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $13 million was available to the company under these lines under certain circumstances.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

The components of long-term debt are shown in the following table.

Long-Term Debt

	2005	2004
	(In millions)

11 1/2% Senior Secured Notes due 2011	$220.6	$220.1
Capital lease obligations	13.4	15.9
Other	1.9	5.9

	235.9	241.9
Less current maturities	(2.6)	(6.0)

	$233.3	$235.9

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

Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $193.8 million as of December 31, 2005. The carrying amount of the company’s other long-term debt approximates fair value.

On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense for 2005 by $.7 million and lowering interest expense for 2004 by $.4 million. The fair value of the swap, which is included in other noncurrent liabilities, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At December 31, 2005, the fair value of the swap was $.7 million.

Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense was $30.5 million in 2005, $39.3 million in 2004 and $24.9 million in 2003. Of the total amount for 2005, $.2 million was capitalized.

Total interest paid was $27.0 million in 2005, $33.7 million in 2004 and $23.3 million in 2003. Of these amounts, interest of $.1 million in 2004 and $1.3 million in 2003 related to discontinued operations.

Maturities of long-term debt excluding capital leases for the five years after 2005 are shown in the following table.

Maturities of Long-Term Debt

(In millions)

2006	$.7
2007	.7
2008	.2
2009	.2
2010	.1

The company leases two manufacturing facilities under capital leases. The cost of the assets related to these leases of $28.8 million at December 31, 2005 and $30.0 million at December 31, 2004 is included in property, plant and equipment — net in the Consolidated Balance Sheets. The net book value of the assets was $14.6 million at December 31, 2005 and $16.5 million at December 31, 2004. Amortization of these assets is included in depreciation expense and interest on lease obligations is included in interest expense. Future minimum payments for capital leases during the next five years and in the aggregate thereafter are shown in the following table.

Capital Lease Payments

(In millions)

2006	$2.7
2007	2.7
2008	2.7
2009	4.2
2010	1.6
After 2011	2.2

Total capital lease payments	16.1
Less interest component(a)	(2.7)

Capital lease obligations	$13.4

(a)	Includes $.8 million applicable to 2006.

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

Rental Payments

(In millions)

2006	$11.0
2007	8.6
2008	6.2
2009	3.4
2010	.8
After 2010	.8

Rent expense related to continuing operations was $14.9 million, $14.9 million and $14.2 million in 2005, 2004 and 2003, respectively.

Shareholders’ Equity

On April 15, 2004, the $30.0 million of Series A Notes issued to Glencore Finance AG and Mizuho International plc on March 12, 2004 (see Refinancing Transactions), were converted into 15,000,000 common shares. The conversion involved the reissuance of 4,607,088 treasury shares and the issuance of 10,392,912 authorized but previously unissued common shares.

On June 9, 2004, the company’s shareholders, among other things, approved the following resolutions:

•	an increase in the number of authorized common shares from 50.0 million to 165.0 million;

•	a decrease in the par value of each common share from $1.00 per share to $.01 per share;

•	the issuance of a new series of Series B Preferred Stock that is convertible into common shares; and

•	the issuance of contingent warrants, exercisable to purchase additional shares of the company’s common stock.

On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock are now convertible into approximately 57.1 million common shares and the total number of common shares outstanding on an as converted basis as of June 30, 2005 increased from approximately 99.8 million to approximately 106.9 million. As of December 31, 2005, the number of common shares outstanding on an as converted basis was 107.3 million. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.

Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of December 31, 2005, the outstanding Series B Preferred Stock represented approximately 53% of the voting power of the company’s outstanding equity securities. In addition, as holders of Series B Preferred Stock, such holders have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of March 1, 2006, such rights entitled the holders of the Series B Preferred Stock to elect 6 of the 11 members of the board of directors. As of such date, the holders of the Series B Preferred Stock had elected 4 of the 11 members of the board of directors.

Initially, Glencore Finance AG and Mizuho International plc owned 100% of the Series B Preferred Stock. Glencore Finance AG subsequently reported in a Schedule 13D amendment dated June 21, 2004 filed with the Securities and Exchange Commission (SEC) that it has sold an undivided participation interest in its investment in the company to Triage Offshore Funds, Ltd. (Triage) equivalent to 62,500 shares of Series B Preferred Stock, representing approximately 6.3% of the company’s then outstanding common equity (on an as-converted basis), with Glencore Finance AG remaining as the record holder of such shares. On June 1, 2005, Glencore Finance AG terminated the participation agreement and transferred to Triage 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, Glencore Finance AG’s and Mizuho International plc’s collective holdings of the Series B Preferred Stock at December 31, 2005 represent approximately 46.6% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid. As of March 1, 2006, the company had been advised by Mizuho International plc that it intended to sell its shares of Series B Preferred Stock.

The Series B Preferred Stock includes a beneficial conversion feature of $15.9 million because it allows the holders to acquire common shares of the company at an effective conversion price of approximately $2.08 per share compared to a fair value per common share of $2.40 on March 12, 2004. In the Consolidated Balance Sheets, the $15.9 million amount related to the beneficial conversion feature is included in the recorded value of the Series B Preferred Stock and has been applied as a direct increase in accumulated deficit. The recorded value of the beneficial conversion feature has been added to the loss amounts for the year ended December 31, 2004 in calculating the loss from continuing operations and net loss per common share amounts for the year.

On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The warrants will become exercisable if the company’s consolidated cash flow (as defined in the contingent warrant agreement) for the year ended December 31, 2005 is less than $60 million. The company is required to deliver a notice to the holders of the contingent warrants by March 31, 2006 setting forth its calculation of such consolidated cash flow. Although the company has not yet delivered this notice, the company did not meet this consolidated cash flow test and, accordingly, when such notice is delivered, the contingent warrants will become exercisable. The contingent warrants will be exercisable until March 25, 2011. The contingent warrants were initially valued at $2.6 million

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on an estimate of their relative fair value in relation to the Series B Preferred Stock. In the fourth quarter of 2004, this amount was adjusted to $.5 million based on an independent appraisal of their value. If the contingent warrants are exercised, their carrying value will be included in the value of the newly issued common stock.

On June 25, 2004, as permitted by the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering. The registration statement was declared effective by the SEC on October 6, 2004. Pursuant to the rights offering, the holders of shares of common stock (other than common stock received upon the conversion of Series B Preferred Stock) were granted .452 rights for each share of common stock held as of 5:00 p.m., New York City time, on October 18, 2004. The number of rights granted to each holder of common stock was rounded up to the nearest whole number. Each right was exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which was originally scheduled to expire on November 22, 2004 but extended to December  10, 2004, resulted in the reissuance of 12,716,175 treasury shares and net cash proceeds of $24.2 million after deducting the related costs. Of the total shares issued in the rights offering, 36,600 shares were cancelled to cover withholding taxes owed by certain holders of restricted stock who participated in the offering. On February 11, 2005, the company used $2.5 million of the proceeds of the rights offering to make an optional prepayment of its asset based credit facility (see Short-Term Borrowings). As permitted under the terms of the agreement with Glencore Finance AG and Mizuho International plc, the company had the option of using the proceeds of the offering to redeem a portion of the Series B Preferred Stock. However, the company elected to use the proceeds to repay additional short-term borrowings and invest the surplus cash for the purpose of improving its liquidity and to provide increased financial flexibility to satisfy anticipated working capital needs and higher levels of capital spending in 2005.

In addition to the Series B Preferred Stock, at December 31, 2005 and December 31, 2004, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, 292,270 previously unissued shares were issued in connection with incentive compensation plans and contributions to employee benefit plans. On June 11, 2004, the company issued 1,110,000 previously unissued common shares in the form of grants of restricted stock.

In 2005, a total of 1,267,526 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans. This reduction in treasury shares was partially offset by the cancellation of 6,780 restricted shares that we added to the treasury share balance. At December 31, 2005, the treasury share balance was 10,834 shares.

In addition to the treasury shares reissued in connection with the rights offering, an additional 378,006 treasury shares were reissued during 2004 in connection with grants of restricted stock and contributions to employee benefit plans. This reduction was more than offset by (i) the cancellation of 432,132 restricted shares and (ii) the cancellation of 36,600 shares to cover withholding taxes in connection with the rights offering. These shares were added to the treasury share balance in lieu of their cancellation. The 15,000,000 common shares that were exchanged for Series B Preferred Stock on June 10, 2004 were also added to the treasury share balance on that date. In November, 2004, a total of 1,278,946 treasury shares were cancelled and returned to the pool of authorized but unissued common shares. The treasury share balance at December 31, 2004 was 1,271,580 shares.

Preferred and common shares at par value at December 31, 2005 and December 31, 2004 are shown in the table that follows.

Shareholders’ Equity — Preferred and Common Shares

	2005	2004
	(In millions, except per-share amounts)

4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0
6% Series B Convertible Preferred Stock authorized, issued and outstanding, 500,000 shares at $.01 par value	—	—
Common shares, $.01 par value authorized 165,000,000 shares, issued and outstanding, 2005: 50,112,490 shares, 2004: 48,559,474 shares	.5	.5

As presented in the previous table, common shares outstanding are net of treasury shares of 10,834 in 2005 and 1,271,580 in 2004.

Changes in common shares outstanding for the years 2005, 2004, and 2003 are shown in the table that follows.

Changes in Common Shares Outstanding

	2005	2004	2003

Outstanding at beginning of year	48,559,474	34,824,025	33,753,781
Net restricted stock activity	1,122,496	760,440	826,013
Reissuance of treasury shares for employee benefit and incentive programs	430,520	295,434	244,231
Conversion of Series A Notes to common stock	—	15,000,000	—
Conversion of common stock to Series B Preferred Stock	—	(15,000,000)	—
Net common shares issued in rights offering	—	12,679,575	—

Outstanding at end of year	50,112,490	48,559,474	34,824,025

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, dividends declared and paid with respect to the Series B Preferred Stock were $12.00 per share. Dividends of $3.00 per share were declared with respect to the 4% Cumulative Preferred Stock while dividends paid on these shares totaled $4.00 per share. Dividends of $5.70 per share were declared and paid with respect to the Series B Preferred Stock in 2004. Dividends of $7.00 per share of 4% Cumulative Preferred Stock were declared in 2004, of which $6.00 was paid in that year. The remaining $1.00 per share was paid on March 1, 2005. Dividends declared and paid with respect to the 4% Cumulative Preferred Stock were $2.00 per share in 2003. Dividends declared and paid per share of common stock were $.02 per share in 2003.

The company has authorized 10 million serial preference shares with $.01 par value. A decrease in the par value of serial preference shares from $1.00 per share to $.01 per share was approved by the company’s shareholders on June  9, 2004. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had been issued as of December 31, 2005. On June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of December 31, 2005, no other serial preference shares have been designated or issued by the company.

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

Comprehensive Loss

	2005	2004	2003
	(In millions)

Net loss	$(14.0)	$(51.8)	$(190.9)
Foreign currency translation adjustments	(16.8)	15.9	8.5
Minimum pension liability adjustments(a)	(19.4)	(13.0)	14.6
Change in fair value of foreign currency exchange contracts	—	(.2)	—

Total comprehensive loss	$(50.2)	$(49.1)	$(167.8)

(a)	In all years presented, includes no income tax expense or benefit.

The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

	2005	2004
	(In millions)

Foreign currency translation adjustments	$(27.0)	$(10.2)
Minimum pension liability adjustments(a)	(113.2)	(93.8)

	$(140.2)	$(104.0)

(a)	In both 2005 and 2004, the amount presented is net of a U.S. tax benefit of $51.4 million that was recorded in 2002.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.

Foreign Exchange Contracts

Forward exchange contracts totaled $7.3 million at December 31, 2005. These contracts, which generally mature in periods of six months or less, require the company and its subsidiaries to exchange currencies on the maturity dates at exchange rates agreed upon at inception. At December 31, 2004, the company had no outstanding forward contracts.

Stock-Based Compensation

On June 9, 2004, the company’s shareholders approved the 2004 Long-Term Incentive plan (2004 Plan) which permits the company to grant its common shares in the form of non-qualified stock options, incentive stock options, performance shares, restricted shares and deferred shares. The 2004 Plan also provides for the granting of appreciation rights, either in tandem with stock options or free-standing. Awards under the 2004 Plan may include “management objectives,” the attainment of which governs the extent to which the related awards vest or become exercisable. A predecessor plan, the 1997 Long-Term Incentive Plan (1997 Plan) also permits the granting of non-qualified stock options, incentive stock options and restricted stock in addition to performance awards.

Under the 2004 Plan and the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a four or five year period, and expire not more than ten years subsequent to the award. Of the 3,180,700 stock options outstanding at December 31, 2005, 192,000 are incentive stock options.

Summaries of stock options granted under the 2004 Plan, 1997 Plan and a predecessor plan are presented in the following tables.

Stock Option Activity

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at year-end 2002	4,617,950	$20.03
Granted	18,000	5.43
Cancelled	(314,100)	18.65
Waived	(465,900)	22.75

Outstanding at year-end 2003	3,855,950	19.75
Granted	14,000	4.30
Cancelled	(345,050)	22.97

Outstanding at year-end 2004	3,524,900	19.37
Cancelled	(344,200)	20.79

Outstanding at year-end 2005	3,180,700	$19.22

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercisable Stock Options at Year-End

Stock
Options

2003	2,723,088
2004	2,887,288
2005	2,982,856

Shares Available for Future Grant at Year-End

Shares

2003	276,737
2004	7,127,180
2005	6,535,974

The following tables summarize information about stock options outstanding at December 31, 2005.

Components of Outstanding Stock Options

		Average	Weighted-
		Remaining	Average
	Number	Contract	Exercise
Range of Exercise Prices	Outstanding	Life	Price

$ 4.30-19.56	1,359,075	2.5	$13.23
20.09-27.91	1,821,625	2.2	23.68

	3,180,700

Components of Exercisable Stock Options

		Weighted-
		Average
	Number	Exercise
Range of Exercise Prices	Exercisable	Price

$ 4.30-19.56	1,161,231	$13.37
20.09-27.91	1,821,625	23.68

	2,982,856

As discussed more fully in the Stock-Based Compensation section of the note captioned “Summary of Significant Accounting Policies,” the company currently does not expense stock options but will begin doing so in 2006 as a result of a newly issued accounting standard. For purposes of determining the pro forma amounts presented in the referenced section, the weighted-average per-share fair values of stock options granted during 2004 and 2003 were $2.72 and $2.37, respectively. No stock options were granted in 2005. The fair values of the options granted in 2004 and 2003 were calculated as of the grant dates using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions

	2004	2003

Dividend yield	0.0%	1.6%
Expected volatility	74%	54%
Risk free interest rate at grant date	4.00%	2.97%
Expected life in years	5	5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. Performance awards were granted under the 1997 Plan in the form of shares of restricted stock which vested based on the achievement of specified earnings objectives over a three-year period. The 2004 Plan and the 1997 Plan also permit the granting of other restricted stock awards, which also vest two or three years from the date of grant. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Expense for restricted shares, including performance awards, was $.6 million in 2005, $3.6 million in 2004, and $.6 million in 2003. The amount for 2004 includes a charge of $2.6 million related to the early vesting of 1,090,310 shares as a result of a change in control provision that was triggered by the refinancing transactions that occurred on March 12, 2004 and June 10, 2004 (see Refinancing Transactions). Restricted stock award activity is as follows:

Restricted Stock Activity

	2005	2004	2003

Restricted stock granted	1,109,500	1,192,572	924,300

Weighted-average market value on date of grant	$3.12	$4.25	$2.74

Grants of restricted shares and performance awards subject to contingent vesting totaled 607,500 in 2005, 1,110,000 in 2004 and 38,000 in 2003. Outstanding restricted shares subject to contingent vesting totaled 1,712,500, 1,110,000 and 104,646 at year-end 2005, 2004 and 2003, respectively.

Cancellations of restricted stock, including shares cancelled to pay employee withholding taxes at maturity, totaled 6,780 in 2005, 432,132 in 2004 and 98,287 in 2003.

Issuances of shares related to performance awards earned under a prior plan and to deferred directors’ shares and fees totaled 13,805 in 2005, 67,185 in 2004 and 19,903 in 2003.

The 2004 Plan also provides for the granting of deferred shares to non-employee directors. These grants are similar in all respects to restricted stock as described above except that share certificates are not issued at the grant date. Rather, certificates are issued at the end of the three year vesting period or upon a director’s voluntary retirement from the board after having served for at least six full years or having attained the mandatory retirement age of 70.

In addition to grants of deferred share to non-employee directors, the 2004 Plan permits the granting of awards denominated in shares of common stock to employees. As is the case for deferred shares granted to non-employee directors, share certificates are not issued at the grant date. Such awards may be settled through the issuance of share certificates at the vesting date or in cash based on the fair value of the underlying common shares at the vesting date. Similar to grants of restricted stock, deferred share grants to employees may include “management objectives,” the attainment of which governs the extent to which the related awards vest. The first employee grants under the 2004 Plan were made in 2005. However similar awards were made in 2004 and in 2003.

Activity to the awards discussed in the two preceding paragraphs in the table that follows:

Deferred Shares

	2005	2004	2003

Grants	255,310	218,700	199,400
Cancellations	—	63,032	—
Settlements at vesting date	94,942	1,017	—
Unvested awards at year end	529,621	369,253	214,602

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense related to deferred shares was $.1 million in 2005, $.3 million in 2004 and $.1 million in 2003.

Awards of deferred shares subject to contingent vesting were 85,000 in 2005 and 210,500 in 2004. At December 31, 2005 and 2004, unvested awards subject to contingent vesting totaled 277,500 and 192,500, respectively.

Organization

The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids.

The company’s segments conform to its internal management reporting structure and are based on the nature of the products they produce and the principal markets they serve. The machinery technologies — North America segment produces injection molding machines and extrusion and blow molding systems for distribution primarily in North America at the company’s principal plastics machinery plant located near Cincinnati, Ohio. The segment also sells specialty and peripheral equipment for plastics processing as well as replacement parts for its machinery products. The machinery technologies — Europe segment manufactures injection molding machines and blow molding systems for distribution in Europe and Asia at its principal manufacturing plants located in Germany and Italy. The mold technologies segment — which has its major operations in North America and Europe — produces mold bases and components for injection molding and distributes maintenance, repair and operating supplies for all types to plastics processors. The industrial fluids segment is also international in scope with major blending facilities in the U.S., The Netherlands and South Korea and manufactures and sells coolants, lubricants, corrosion inhibitors and cleaning fluids used in metalworking.

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

Total Sales by Segment

	2005	2004	2003
	(In millions)

Plastics technologies
Machinery technologies-North America	$376.5	$334.4	$321.2
Machinery technologies-Europe	149.5	167.0	151.0
Mold technologies	173.4	167.1	168.7
Eliminations	(2.7)	(3.3)	(5.4)

Total plastics technologies	696.7	665.2	635.5
Industrial fluids	112.2	109.0	104.2

Total sales	$808.9	$774.2	$739.7

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Sales by Segment

	2005	2004	2003
	(In millions)

Plastics technologies
Machinery technologies-North America	$376.0	$333.9	$319.6
Machinery technologies-Europe	147.3	164.2	147.2
Mold technologies	173.4	167.1	168.7

Total plastics technologies	696.7	665.2	635.5
Industrial fluids	112.2	109.0	104.2

Total sales	$808.9	$774.2	$739.7

Operating Information by Segment

	2005	2004	2003
	(In millions)

Operating profit (loss)
Plastics technologies
Machinery technologies-North America	$17.3	$16.0	$8.1
Machinery technologies-Europe	(5.0)	1.9	(1.4)
Mold technologies	3.9	4.3	1.8

Total plastics technologies	16.2	22.2	8.5
Industrial fluids	8.7	9.2	15.7
Goodwill impairment charge(a)	—	—	(65.6)
Restructuring costs(b)	(1.6)	(13.0)	(27.1)
Refinancing costs	—	(21.4)	(1.8)
Corporate expenses	(12.8)	(11.9)	(14.3)
Other unallocated expenses(c)	(.5)	(1.7)	(2.8)

Operating earnings (loss)	10.0	(16.6)	(87.4)
Interest expense-net	(30.3)	(37.3)	(23.0)

Loss before income taxes	(20.3)	$(53.9)	$(110.4)

Segment assets(d)
Plastics technologies
Machinery technologies-North America	$193.7	$183.9	$181.3
Machinery technologies-Europe	97.5	116.4	110.2
Mold technologies	140.0	152.9	156.4
Other	(1.1)	(.9)	.7

Total plastics technologies	430.1	452.3	448.6
Industrial fluids	44.9	49.2	50.2
Cash and cash equivalents	45.7	69.2	92.8
Receivables sold	—	—	(33.0)
Deferred income taxes	85.5	89.2	98.8
Assets of discontinued operations	—	—	7.2
Unallocated corporate and other(e)	65.4	78.0	68.8

Total assets	$671.6	$737.9	$733.4

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003
	(In millions)

Capital expenditures
Plastics technologies
Machinery technologies-North America	$5.8	$4.0	$1.7
Machinery technologies-Europe	2.9	1.6	1.1
Mold technologies	2.3	1.7	1.6

Total plastics technologies	11.0	7.3	4.4
Industrial fluids	1.0	1.4	2.1
Unallocated corporate	.7	.1	—

Total capital expenditures	$12.7	$8.8	$6.5

Depreciation and amortization
Plastics technologies
Machinery technologies-North America	$6.4	$7.3	$8.7
Machinery technologies-Europe	4.2	4.2	3.9
Mold technologies	6.0	6.7	6.7

Total plastics technologies	16.6	18.2	19.3
Industrial fluids	1.7	1.8	2.0
Unallocated corporate	.1	.3	.4

Total depreciation and amortization	$18.4	$20.3	$21.7

(a)	Relates to the mold technologies segment.

(b)	In 2005, $1.3 million relates to machinery technologies — North America, $.2 million relates to machinery technologies — Europe, $(.1) million relates to mold technologies and $.2 million relates to industrial fluids. In 2004, $8.0 million relates to machinery technologies — North America, $.2 million relates to machinery technologies — Europe and $4.8 million relates to mold technologies. In 2003, $7.7 million relates to machinery technologies — North America, $6.5 million relates to machinery technologies — Europe, $12.6 million relates to mold technologies and $.3 million relates to corporate expenses. In 2004 and 2003, $1.4 and $3.3 million, respectively, relates to product line discontinuation and is therefore included in cost of products sold in the Consolidated Statements of Operations for those years.

(c)	Represents financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.

(d)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(e)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, expected recoveries from excess insurance carriers, cash surrender value of company-owned life insurance, prepaid expenses and deferred charges.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	2005	2004	2003
	(In millions)

Sales(a)
United States	$504.3	$466.6	$450.8
Non-U.S. operations
Germany	101.7	104.5	102.3
Other Western Europe	128.4	134.2	121.9
Asia	39.6	36.4	31.0
Other	34.9	32.5	33.7

Total sales	$808.9	$774.2	$739.7

Noncurrent assets
United States	$93.5	$101.8	$103.3
Non-U.S. operations
Germany	34.3	45.4	46.7
Other Western Europe	17.8	18.7	21.5
Asia	7.0	6.6	5.7
Other	1.4	1.7	4.9

	154.0	174.2	182.1
Investments not consolidated	2.3	2.0	1.6
Goodwill	83.7	86.6	83.8
Other intangible assets	2.6	5.1	6.5
Deferred income taxes net of valuation allowances	60.2	63.2	70.9

Total noncurrent assets	$302.8	$331.1	$344.9

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

Sales of U.S. operations include export sales of $75.7 million in 2005, $78.0 million in 2004 and $73.0 million in 2003.

Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $352.7 million, $361.7 million and $338.2 million in 2005, 2004 and 2003, respectively.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying unaudited consolidated condensed financial statements of the company.

Consolidating Statement of Operations

	Year Ended December 31, 2005
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Sales	$—	$541.0	$291.2	$(23.3)	$808.9
Cost of products sold	6.9	442.4	237.1	(23.3)	663.1

Manufacturing margins	(6.9)	98.6	54.1	—	145.8
Other costs and expenses
Selling and administrative	26.4	51.5	55.9	—	133.8
Restructuring costs	—	1.3	.3	—	1.6
Other expense — net	.4	(1.3)	1.3	—	.4

Total other costs and expenses	26.8	51.5	57.5	—	135.8

Operating earnings (loss)	(33.7)	47.1	(3.4)	—	10.0
Other non-operating expense (income)
Intercompany management fees	(12.6)	12.6	—	—	—
Intercompany interest	(28.5)	30.2	(1.7)	—	—
Equity in (earnings) losses of subsidiaries	(8.9)	(52.6)	—	61.5	—

Total other non-operating expense (income)	(50.0)	(9.8)	(1.7)	61.5	—

Earnings (loss) from continuing operations before interest and income taxes	16.3	56.9	(1.7)	(61.5)	10.0
Interest expense — net	(30.7)	.9	(.5)	—	(30.3)

Earnings (loss) from continuing operations before income taxes	(14.4)	57.8	(2.2)	(61.5)	(20.3)
Provision (benefit) for income taxes	2.1	1.2	(7.1)	—	(3.8)

Earnings (loss) from continuing operations	(16.5)	56.6	4.9	(61.5)	(16.5)
Discontinued operations net of income taxes
Net gain on divestitures	2.5	—	—	—	2.5

Net earnings (loss)	$(14.0)	$56.6	$4.9	$(61.5)	$(14.0)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Sales	$—	$498.0	$300.7	$(24.5)	$774.2
Cost of products sold	5.3	408.1	237.7	(24.5)	626.6
Cost of products sold related to restructuring	—	1.4	—	—	1.4

Total cost of products sold	5.3	409.5	237.7	(24.5)	628.0

Manufacturing margins	(5.3)	88.5	63.0	—	146.2
Other costs and expenses
Selling and administrative	17.6	52.0	57.3	—	126.9
Restructuring costs	.1	6.5	5.0	—	11.6
Refinancing costs	15.8	5.6	—	—	21.4
Other expense — net	2.0	.2	.7	—	2.9

Total other costs and expenses	35.5	64.3	63.0	—	162.8

Operating earnings (loss)	(40.8)	24.2	—	—	(16.6)
Other non-operating expense (income) Intercompany management fees	(10.9)	10.9	—	—	—
Intercompany interest	(15.4)	16.3	(.9)	—	—
Equity in (earnings) losses of subsidiaries	14.8	(4.1)	—	(10.7)	—
Other intercompany transactions	(1.2)	1.1	.1	—	—

Total other non-operating expense (income)	(12.7)	24.2	(.8)	(10.7)	—

Earnings (loss) from continuing operations before interest and income taxes	(28.1)	—	.8	10.7	(16.6)
Interest expense — net	(32.3)	(4.4)	(.6)	—	(37.3)

Earnings (loss) from continuing operations before income taxes	(60.4)	(4.4)	.2	10.7	(53.9)
Provision (benefit) for income taxes	(7.8)	.8	4.4	—	(2.6)

Earnings (loss) from continuing operations	(52.6)	(5.2)	(4.2)	10.7	(51.3)
Discontinued operations net of income taxes
Loss from operations	—	(1.3)	—	—	(1.3)
Net gain on divestitures	.8	—	—	—	.8

Total discontinued operations	.8	(1.3)	—	—	(.5)

Net earnings (loss)	$(51.8)	$(6.5)	$(4.2)	$10.7	$(51.8)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2003
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Sales	$—	$482.7	$275.8	$(18.8)	$739.7
Cost of products sold	(.9)	405.4	218.1	(18.8)	603.8
Cost of products sold related to restructuring	—	—	3.3	—	3.3

Total cost of products sold	(.9)	405.4	221.4	(18.8)	607.1

Manufacturing margins	.9	77.3	54.4	—	132.6
Other costs and expenses
Selling and administrative	14.5	58.1	56.4	—	129.0
Goodwill impairment charge	—	65.6	—	—	65.6
Restructuring costs	.7	8.8	14.3	—	23.8
Refinancing costs	1.8	—	—	—	1.8
Other expense (income) — net	1.6	(2.1)	.3	—	(.2)

Total other costs and expenses	18.6	130.4	71.0	—	220.0

Operating loss	(17.7)	(53.1)	(16.6)	—	(87.4)
Other non-operating expense (income) Intercompany management fees	(11.9)	11.9	—	—	—
Intercompany interest	(5.3)	6.1	(.8)	—	—
Equity in (earnings) losses of subsidiaries	107.9	(25.6)	—	(82.3)	—

Total other non-operating expense (income)	90.7	(7.6)	(.8)	(82.3)	—

Earnings (loss) from continuing operations before interest and income taxes	(108.4)	(45.5)	(15.8)	82.3	(87.4)
Interest expense — net	(13.4)	(9.2)	(.4)	—	(23.0)

Earnings (loss) from continuing operations before income taxes	(121.8)	(54.7)	(16.2)	82.3	(110.4)
Provision (benefit) for income taxes	68.3	(.9)	5.9	—	73.3

Earnings (loss) from continuing operations	(190.1)	(53.8)	(22.1)	82.3	(183.7)
Discontinued operations net of income taxes
Loss from operations	—	(6.4)	—	—	(6.4)
Net loss on divestitures	(.8)	—	—	—	(.8)

Total discontinued operations	(.8)	(6.4)	—	—	(7.2)

Net earnings (loss)	$(190.9)	$(60.2)	$(22.1)	$82.3	$(190.9)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 31, 2005
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$(.6)	$10.8	$35.5	$—	$45.7
Notes and accounts receivable (excluding intercompany receivables)	.5	65.0	52.2	—	117.7
Inventories	(.2)	100.5	60.8	—	161.1
Other current assets	13.0	12.5	18.8	—	44.3
Intercompany receivables (payables)	(354.8)	241.8	115.3	(2.3)	—

Total current assets	(342.1)	430.6	282.6	(2.3)	368.8

Property, plant and equipment — net	1.3	55.9	57.0	—	114.2
Goodwill	—	53.0	30.7	—	83.7
Investment in subsidiaries	298.1	226.6	(15.8)	(508.9)	—
Intercompany advances — net	470.0	(503.0)	33.0	—	—
Other noncurrent assets	33.8	52.2	18.9	—	104.9

Total assets	$461.1	$315.3	$406.4	$(511.2)	$671.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$2.2	$—	$1.9	$—	$4.1
Long-term debt and capital lease obligations due within one year	1.1	—	1.5	—	2.6
Trade accounts payable	6.1	40.6	29.7	—	76.4
Advance billings and deposits	—	16.1	6.5	—	22.6
Accrued and other current liabilities	22.0	23.9	30.4	—	76.3

Total current liabilities	31.4	80.6	70.0	—	182.0

Long-term accrued liabilities	206.9	4.2	50.3	—	261.4
Long-term debt	227.9	—	5.4	—	233.3

Total liabilities	466.2	84.8	125.7	—	676.7

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	348.0	316.4	80.3	(396.7)	348.0
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(332.8)	(103.1)	185.2	(82.1)	(332.8)
Other comprehensive income (accumulated other comprehensive loss)	(140.2)	(8.2)	2.4	5.8	(140.2)

Total shareholders’ equity (deficit)	(5.1)	230.5	280.7	(511.2)	(5.1)

Total liabilities and shareholders’ equity (deficit)	$461.1	$315.3	$406.4	$(511.2)	$671.6

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$23.0	$7.9	$38.3	$—	$69.2
Notes and accounts receivable (excluding intercompany receivables)	1.3	75.7	57.6	—	134.6
Inventories	(.2)	90.2	63.9	—	153.9
Other current assets	12.7	16.6	19.8	—	49.1
Intercompany receivables (payables)	(331.7)	218.9	115.1	(2.3)	—

Total current assets	(294.9)	409.3	294.7	(2.3)	406.8

Property, plant and equipment — net	1.1	58.9	68.4	—	128.4
Goodwill	—	52.7	33.9	—	86.6
Investment in subsidiaries	301.0	173.8	(15.8)	(459.0)	—
Intercompany advances — net	461.6	(499.3)	37.7	—	—
Other noncurrent assets	37.8	59.7	18.6	—	116.1

Total assets	$506.6	$255.1	$437.5	$(461.3)	$737.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$11.0	$—	$.2	$—	$11.2
Long-term debt and capital lease obligations due within one year	1.0	—	5.0	—	6.0
Trade accounts payable	6.8	39.2	34.3	—	80.3
Advance billings and deposits	—	12.5	6.1	—	18.6
Accrued and other current liabilities	29.4	26.9	41.0	—	97.3

Total current liabilities	48.2	78.6	86.6	—	213.4

Long-term accrued liabilities	179.7	7.7	50.8	—	238.2
Long-term debt	228.3	—	7.6	—	235.9

Total liabilities	456.2	86.3	145.0	—	687.5

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	347.2	316.4	78.7	(395.1)	347.2
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(312.7)	(146.2)	180.3	(34.1)	(312.7)
Other comprehensive income (accumulated other comprehensive loss)	(104.0)	(26.8)	20.7	6.1	(104.0)

Total shareholders’ equity (deficit)	50.4	168.8	292.5	(461.3)	50.4

Total liabilities and shareholders’ equity (deficit)	$506.6	$255.1	$437.5	$(461.3)	$737.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

	Year Ended December 31, 2005
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(in millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(14.0)	$56.6	$4.9	$(61.5)	$(14.0)
Operating activities providing (using) cash
Net gain on divestiture	(2.5)	—	—	—	(2.5)
Depreciation and amortization	.1	11.0	7.3	—	18.4
Restructuring costs	—	1.3	.3	—	1.6
Equity in (earnings) losses of subsidiaries	4.7	(52.6)	—	47.9	—
Distributions from equity subsidiaries	—	(13.6)	—	13.6	—
Deferred income taxes	2.7	—	(3.4)	—	(.7)
Working capital changes
Notes and accounts receivable	.3	10.0	(.3)	—	10.0
Inventories	—	(10.2)	(4.1)	—	(14.3)
Other current assets	1.9	.7	.5	—	3.1
Trade accounts payable	1.0	1.4	(1.3)	—	1.1
Other current liabilities	(9.5)	6.6	(5.3)	—	(8.2)
Decrease in other noncurrent assets	3.2	.9	2.9	—	7.0
Increase (decrease) in long-term accrued liabilities	9.5	(1.2)	(1.3)	—	7.0
Other — net	1.3	(2.0)	1.4	—	.7

Net cash provided (used) by operating activities	(1.3)	8.9	1.6	—	9.2
Investing activities cash flows
Capital expenditures	(.5)	(7.3)	(4.9)	—	(12.7)
Net disposals of plant, property and equipment	.3	.2	2.1	—	2.6
Divestitures	.3	—	—		.3

Net cash provided (used) by investing activities	.1	(7.1)	(2.8)	—	(9.8)
Financing activities cash flows
Repayments of long-term debt	(.5)	—	(4.5)	—	(5.0)
Increase (decrease) in short-term borrowings	(8.8)	—	1.5	—	(7.3)
Debt issuance costs	(.6)	—	—	—	(.6)
Costs of 2004 rights offering	(1.1)	—	—	—	(1.1)
Dividends paid	(6.2)	—	—	—	(6.2)

Net cash used by financing activities	(17.2)	—	(3.0)	—	(20.2)
Intercompany receivables and payables	23.2	(25.0)	1.8	—	—
Intercompany advances	(28.4)	25.8	2.6	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	(3.0)	—	(2.7)

Increase (decrease) in cash and cash equivalents	(23.6)	2.9	(2.8)	—	(23.5)
Cash and cash equivalents at beginning of year	23.0	7.9	38.3	—	69.2

Cash and cash equivalents at end of year	$(.6)	$10.8	$35.5	$—	$45.7

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

	Year Ended December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(51.8)	$(6.5)	$(4.2)	$10.7	$(51.8)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	—	—	1.3
Net (gain) loss on divestiture	(.8)	—	—	—	(.8)
Depreciation and amortization	.2	12.6	7.5	—	20.3
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	7.9	5.0	—	13.0
Equity in (earnings) losses of subsidiaries	26.8	11.6	—	(38.4)	—
Distributions from equity subsidiaries	—	(12.0)	(15.7)	27.7	—
Deferred income taxes	2.7	—	6.0	—	8.7
Working capital changes
Notes and accounts receivable	.6	(40.1)	3.4	—	(36.1)
Inventories	1.1	(2.7)	.5	—	(1.1)
Other current assets	4.7	(3.3)	1.6	—	3.0
Trade accounts payable	3.1	7.2	(1.0)	—	9.3
Other current liabilities	(13.2)	(4.8)	(12.4)	—	(30.4)
Decrease in other noncurrent assets	2.3	—	.7	—	3.0
Increase (decrease) in long-term accrued liabilities	(2.9)	(.8)	1.8	—	(1.9)
Other — net	(.5)	—	.9	—	.4

Net cash provided (used) by operating activities	(11.8)	(24.0)	(5.9)	—	(41.7)
Investing activities cash flows
Capital expenditures	—	(4.6)	(4.2)	—	(8.8)
Net disposals of plant, property and equipment	—	.3	.3	—	.6
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(4.3)	(3.9)	—	(.2)
Financing activities cash flows
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.7)	(144.7)	(1.1)	—	(261.5)
Increase (decrease) in short-term borrowings	69.0	—	(.5)	—	68.5
Issuance of common shares	25.2	—	—	—	25.2
Debt issuance costs	(27.8)	—	—	—	(27.8)
Dividends paid	(3.3)	—	—	—	(3.3)

Net cash provided (used) by financing activities	167.2	(144.7)	(1.6)	—	20.9
Intercompany receivables and payables	(8.1)	6.3	1.8	—	—
Intercompany advances	(159.0)	164.3	(5.3)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	1.4	—	1.6
Cash flows of discontinued operations (revised)
Operating activities	—	(4.1)	—	—	(4.1)
Investing activities	—	(.1)	—	—	(.1)

Total cash flows of discontinued operations	—	(4.2)	—	—	(4.2)

Decrease in cash and cash equivalents	(3.7)	(6.4)	(13.5)	—	(23.6)
Cash and cash equivalents at beginning of year	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of year	$23.0	$7.9	$38.3	$—	$69.2

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

	Year Ended December 31, 2003
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(190.9)	$(60.2)	$(22.1)	$82.3	$(190.9)
Operating activities providing (using) cash
Loss from discontinued operations	—	6.4	—	—	6.4
Net loss on divestitures	.8	—	—	—	.8
Depreciation and amortization	.4	13.8	7.5	—	21.7
Refinancing costs	1.8	—	—	—	1.8
Restructuring costs	.7	8.8	17.6	—	27.1
Equity in (earnings) losses of subsidiaries	119.8	(4.9)	—	(114.9)	—
Distributions from equity subsidiaries	—	(11.9)	(20.7)	32.6	—
Goodwill impairment charge	—	65.6	—	—	65.6
Deferred income taxes	71.2	(2.5)	5.2	—	73.9
Working capital changes
Notes and accounts receivable	(.5)	2.9	4.2	—	6.6
Inventories	—	13.4	8.9	—	22.3
Other current assets	9.0	2.8	2.1	—	13.9
Trade accounts payable	.4	(7.3)	.8	—	(6.1)
Other current liabilities	(.5)	(30.9)	.1	—	(31.3)
Decrease (increase) in other noncurrent assets	(3.0)	1.6	.8	—	(.6)
Increase (decrease) in long-term accrued liabilities	.3	(.8)	(2.2)	—	(2.7)
Other — net	7.7	(3.5)	(2.7)	—	1.5

Net cash provided (used) by operating activities	17.2	(6.7)	(.5)	—	10.0
Investing activities cash flows
Capital expenditures	—	(4.5)	(2.0)	—	(6.5)
Net disposals of plant, property and equipment	.5	1.7	.3	—	2.5
Divestitures	(20.3)	—	—	—	(20.3)
Acquisitions	—	(2.9)	(3.6)	—	(6.5)

Net cash used by investing activities	(19.8)	(5.7)	(5.3)	—	(30.8)
Financing activities cash flows
Repayments of long-term debt	(.9)	—	(1.3)	—	(2.2)
Decrease in short-term borrowings	—	—	(2.6)	—	(2.6)
Dividends paid	(.8)	—	—	—	(.8)

Net cash used by financing activities	(1.7)	—	(3.9)	—	(5.6)
Intercompany receivables and payables	14.3	32.9	(47.2)	—	—
Intercompany advances	(4.7)	(2.1)	6.8	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.4	8.4	—	8.8
Cash flows of discontinued operations (revised)
Operating activities	—	(8.6)	—	—	(8.6)
Investing activities	—	(.2)	—	—	(.2)
Financing activities	—	(3.1)	—	—	(3.1)

Total cash flows of discontinued operations	—	(11.9)	—	—	(11.9)

Increase (decrease) in cash and cash equivalents	5.3	6.9	(41.7)	—	(29.5)
Cash and cash equivalents at beginning of year	21.4	7.4	93.5	—	122.3

Cash and cash equivalents at end of year	$26.7	$14.3	$51.8	$—	$92.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Milacron Inc.

We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Comprehensive Income and Shareholders’ Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Milacron Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cincinnati, Ohio
March 10, 2006

Operating Results by Quarter (Unaudited)

	2005
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(In millions, except per-share amounts)

Sales	$192.3	$208.8	$190.7	$217.1
Manufacturing margins	32.2	37.8	33.4	42.4
Percent of sales	16.7%	18.1%	17.5%	19.5%
Earnings (loss) from continuing operations(a)(b)	(9.1)	(4.4)	(7.6)	4.6
Per common share —
Basic	(.22)	(.12)	(.20)	.06
Diluted	(.22)	(.12)	(.20)	.04
Discontinued operations	—	.6	.7	1.2
Per common share —
Basic	—	.01	.02	.03
Diluted	—	.01	.02	.01
Net earnings (loss)(b)	(9.1)	(3.8)	(6.9)	5.8
Per common share —
Basic	(.22)	(.11)	(.18)	.09
Diluted	(.22)	(.11)	(.18)	.05

	2004
	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$188.9	$191.7	$180.5	$213.1
Manufacturing margins	32.8	35.5	34.2	43.7
Percent of sales	17.4%	18.5%	18.9%	20.5%
Loss from continuing operations(c)	(16.0)	(27.9)	(5.5)	(1.9)
Per common share — basic and diluted(d)(e)	(.43)	(.99)	(.18)	(.03)
Discontinued operations	(.6)	.1	—	—
Per common share — basic and diluted(d)	(.02)	—	—	—
Net loss	(16.6)	(27.8)	(5.5)	(1.9)
Per common share — basic and diluted(d)(e)	(.45)	(.99)	(.18)	(.03)

(a)	Includes restructuring costs of $.4 million in quarter 1 (with no tax benefit), $.3 million in quarter 2 (with no tax benefit), $.1 million in quarter 3 (with no tax benefit) and $.8 million in quarter 4 ($.7 after tax).

(b)	In the fourth quarter of 2005, includes an income tax benefit of $7.6 million that resulted from a waiver of intercompany notes receivable by the company’s Dutch subsidiary. Including this amount, the net benefit for income taxes for the fourth quarter was $5.6 million.

(c)	Includes restructuring costs of $1.1 million in quarter 1, $1.7 million in quarter 2, $2.3 million in quarter 3 and $7.9 million in quarter 4, in all cases with no tax benefit.

(d)	As discussed more fully in the notes to the Consolidated Financial Statements that are included elsewhere herein, the numbers of shares used to compute earnings (loss) per common share data for all periods prior to the fourth quarter of 2004 include the effect of a “bonus element” inherent in a rights offering that was completed in that quarter.

(e)	As discussed more fully in the notes to the Consolidated Financial Statements that are included elsewhere herein, the Series B Preferred Stock that was issued in the second quarter of 2004 includes a beneficial conversion feature arising from the fact that the holders thereof are able to acquire common shares of the company at an effective conversion price that is less than their fair value as of March 12, 2004. The beneficial conversion feature was initially assigned a value of approximately $18.0 million in the second quarter. This amount has been added to the loss from continuing operations and net loss for the second quarter in calculating the related loss per common share amounts. The value of the beneficial conversion feature was subsequently adjusted to $15.9 million in the fourth quarter based on an independent appraisal of contingent warrants that were issued to the holders of the Series B Preferred Stock. The $2.1 million reduction in value has been applied to reduce the loss amounts for the fourth quarter of 2004 in calculating the applicable per-share amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s fourth quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of December 31, 2005.

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

Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting as of December 31, 2005 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears on page 113 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting was made in the fourth quarter of 2005 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors
Milacron Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Milacron Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Milacron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Milacron Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Milacron Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Milacron Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Comprehensive Income and Shareholders’ Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cincinnati, Ohio
March 10, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Election of Directors” section of the company’s proxy statement for the annual meeting of shareholders to be held May 3, 2006, (ii) included in Part I “Executive Officers of the Registrant”, on pages 9 and 10 of the Form 10-K and (iii) presented below.

Audit Committee Financial Literacy and Financial Experts

The Company’s Audit Committee is comprised of Darryl F. Allen, Sallie B. Bailey, David L. Burner and Mark L. Segal, with Mr. Burner serving as Chairperson. All members are independent under applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) rules. Messrs. Allen, Burner, and Segal and Mrs. Bailey are “audit committee financial experts” in accordance with SEC rules.

The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement for the annual meeting of shareholders to be held May 3, 2006.

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

The company filed its 2005 annual CEO certification with the NYSE on September 7, 2005. The certification was unqualified and states that the CEO is not aware of any violation by the company of any of the NYSE corporate governance listing standards. Additionally, the company filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2005 the CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

The following sections of the company’s proxy statement for the annual meeting of shareholders to be held May 3, 2006 are incorporated herein by reference: “Board Meetings and Committees”, “Director Compensation and Benefits”, “Retirement Benefits”, “Executive Severance Agreements”, “Report of the Personnel and Compensation Committee”, “Summary Compensation Table”, “Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values”, and “Performance Graph”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” sections of the company’s proxy statement for the annual meeting of shareholders to be held May 3, 2006 are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans [c]
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights [a]	Warrants and Rights [b]	Reflected in Column[a])

Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	3,180,700	$19.22	6,535,974

Total	3,180,700	$19.22	6,535,974

Item 13.	Certain Relationships and Related Transactions

The “Certain Relationships and Related Transactions” section of the company’s proxy statement for the annual meeting of shareholders to be held May 3, 2006 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP, the company’s independent auditors, for the years ended December 31, 2005 and 2004.

Principal Accountant Fees and Services

	2005	2004

Audit Fees(a)	$3,790,000	$5,347,000
Audit-related fees(b)	—	14,000
Tax fees(c)	450,000	336,000
All other fees(d)	—	6,000

Total	$4,240,000	$5,703,000

(a)	For services related to the annual audit of the company’s consolidated financial statements (including statutory audits of subsidiaries or affiliates of the company), quarterly reviews of Forms 10-Q, issuance of the attestation on the company’s internal controls over financial reporting, issuance of consents, issuance of comfort letters and assistance with review of documents filed with the Securities and Exchange Commission.

(b)	For services related to the company’s March 2004 refinancing of debt.

(c)	For services related to tax compliance, tax return preparation and tax planning.

(d)	For miscellaneous performed services in 2004.

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

Item 15(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2005, 2004 and 2003 is filed herewith pursuant to Item 15(c):

Schedule II — Valuation and Qualifying Accounts and Reserves	125

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 15(a)(3) — List of Exhibits

Exhibit No.		Page

2 .	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable
3 .	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.2	Certificate of Designation of 6.0% Series B Convertible Preferred Stock of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.3	Amended and restated By-Laws of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
4 .	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Indenture dated as of May 26, 2004, between Milacron Escrow Corporation, to be merged with and into Milacron Inc., and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.2	Supplemental Indenture dated as of June 10, 2004, among Milacron Inc., the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.3	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4.4	Registration Rights Agreement dated as of May 26, 2004, between Milacron Escrow Corporation and Credit Suisse First Boston LLC, as representative of the several purchasers listed therein, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.5	Joinder to the Registration Rights Agreement dated June 10, 2004 by Milacron Inc. and the Guarantors listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.6	Security Agreement dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.7	Security Agreement (Canada) dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.8	Pledge and Security Agreement dated June 10, 2004, made by each of the Pledgors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Exhibit No.		Page

4.9	Intercreditor Agreement dated as of June 10, 2004, by and between JPMorgan Chase Bank and U.S. Bank National Association, acknowledged by Milacron Inc. and the subsidiaries of Milacron Inc. listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (1975 N. 17th Avenue, Melrose Park, Illinois 60160), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.11	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (6328 Ferry Avenue, Charlevoix, Michigan 49720), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.12	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29215 Stephenson Highway, Madison Heights, Michigan 48071) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.13	Mortgage made by Oak International, Inc. in favor of U.S. Bank National Association (1160 White Street, Sturgis, Michigan 49091), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.14	Mortgage made by Milacron Industrial Products, Inc. in favor of U.S. Bank National Association (31003 Industrial Road, Livonia, Michigan 48150), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.15	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29111 Stephenson Highway, Madison Heights, Michigan 48071), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (558 Leo Street, Dayton, Ohio 45404) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.17	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (418 West Main Street, Mount Orab, Ohio 45154) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.18	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3000 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.19	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3010 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Exhibit No.		Page

4.20	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (977 Loop road, Lewistown, Pennsylvania) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.21	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (70 East Hills Street, Youngwood, Pennsylvania 15697) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
9 .	Voting Trust Agreement — not applicable
10 .	Material Contracts:
10.1	Milacron Supplemental Pension Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.2	Milacron Supplemental Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.3	Milacron Supplemental Executive Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
10.4	Milacron Supplemental Retirement Plan Amended and Restated Trust Agreement by and between Milacron Inc. Reliance Trust Company
– Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2004
10.5	Milacron Supplemental Executive Pension Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.6	Milacron Kunststoffmaschinen Europa GmbH Pension Plan for Senior Managers and Executives
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.7	Milacron Compensation Deferral Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.8	Milacron Compensation Deferral Plan, as amended February 26, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.9	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. And Reliance Trust Company
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.10	Milacron Inc. Executive Life Insurance Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004

Exhibit No.		Page

10.11	Form of Tier I Executive Severance Agreement applicable to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.12	Form of Tier II Executive Severance Agreement applicable to D. E. Lawrence and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.13	Form of Tier II Executive Severance Agreement applicable to K. Bourdon and R. C. McKee
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.14	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R. P. Lienesch and H. C. O’Donnell dated as of February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.15	Temporary Enhanced Severance Plan applicable to R. D. Brown and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.16	Award Letter re. Temporary Enhanced Severance Plan to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.17	Award Letter re. Temporary Enhanced Severance Plan to H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.18	Award Letter re. Temporary Enhanced Severance Plan to R. C. McKee
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.19	Employment Agreement with Karlheinz Bourdon dated March 30, 2005
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.20	Executive Medical Expense Reimbursement Plan, Amended as of July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.21	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.22	Milacron Inc. 1994 Long-Term Incentive Plan, as amended July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.23	Milacron Inc. 1997 Long-Term Incentive Plan, as amended July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.24	Milacron Inc. 2004 Long-Term Incentive Plan
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.25	Form of Performance Based Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.26	Form of Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005

Exhibit No.		Page

10.27	Form of Notice of Award of Deferred Shares for Directors
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.28	Form of Phantom Share Account Agreement Performance
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.29	Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.30	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-08485)
10.31	Milacron Inc. Director Deferred Compensation Plan
– Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2005
10.32	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
– Incorporated by reference to the company’s Form 10-K for the for the fiscal year ended December 31, 1998 (File No. 001-08485)
10.33	Milacron Retirement Plan for Non-Employee Directors, as amended February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.34	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent
– Incorporated by reference to the company’s Registration Statementon Form 8-A (File No. 001-08485)
10.35	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.36	Amendment No. 2 to Rights Agreement dated as of June 9, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.37	Financing Agreement dated as of June 10, 2004 by and among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, JPMorgan Chase Bank as Administrative and Collateral Agent, Wells Fargo Foothill, LLC as Documentation Agent and J.P. Morgan Business Credit Corp., as Sole Lead Arranger and Book Manager
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.38	First Amendment to Financing Agreement dated as of September 28, 2004 among Milacron Inc., each subsidiary of Milacron Inc. listed as a borrower or Guarantor, the Lenders and JPMorgan Chase Bank as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K dated September 28, 2004
10.39	Limited Waiver, Consent and Second Amendment to Financing Agreement, dated as of November 8, 2004 among Milacron Inc., each subsidiary of Milacron Inc. listed as a Borrower or a guarantor, the Lenders and JPMorgan Chase Bank as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004

Exhibit No.		Page

10.40	Third Amendment to Financing Agreement dated as of February 11, 2005 among Milacron Inc., each subsidiary listed as a borrower or guarantor, the Lenders and JPMorgan Chase Bank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.41	Fourth Amendment to Financing Agreement, dated as of July 29, 2005 among Milacron Inc.,each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K dated July 29, 2005
10.42	Limited Waiver to Financing Agreement, dated as of March 14, 2005 among Milacron Inc., each subsidiary of Milacron listed as borrower or a guarantor, the Lenders and JPMorgan Chase Bank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K dated March 16, 2005
10.43	Limited Waiver No. 2 to Financing Agreement, dated as of March 16, 2005 among Milacron, Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders and JPMorgan Chase Bank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K dated March 16, 2005
10.44	Limited Waiver No. 3 to Financing Agreement, dated as of June 29, 2005 among Milacron Inc., each subsidiary of Milacron listed as a borrower or a guarantor, the Lenders and JPMorgan Chase Bank, National Association, as administrative agent and collateral agent
– Incorporated by reference to the company’s Form 8-K dated June 29, 2005
10.45	ISDA 2002 Master Agreement dated as of July 28, 2004 between JPMorgan Chase Bank and Milacron Inc. and the schedule and Swap Transaction letter agreement related thereto
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.46	Swap Transaction (Revision) Letter Agreement between Milacron Inc. and JPMorgan Chase Bank, N.A
– Incorporated by reference to the company’s Form 10-Q for the quarter ended March 31, 2005
10.47	Registration Rights Agreement dated as of march 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.48	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.49	Letter Amendment to Note Purchase Agreement dated April 5, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.50	Letter Amendment to Note Purchase Agreement dated June 7, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.51	Contingent Warrant Agreement dated March 12, 2003 by and among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)

Exhibit No.			Page

10.52		Amended and restated Financing Agreement dated as of March 31, 2004 among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as Guarantors, the Lenders from time to time party thereto, and Credit Suisse First Boston, Cayman Islands Branch, as Administrative and Collateral Agent
– Incorporated by reference to the company’s Form 8-K dated March 31, 2004
10.53		Asset Purchase Agreement dated as of January 23, 1996, between Cincinnati Milacron Inc., a Delaware corporation, The Fairchild Corporation, a Delaware Corporation, RHI Holdings, Inc., a Delaware corporation, and the Designated Purchasers and Sellers named therein
– Incorporated herein by reference to the company’s Form 8-K dated January 26, 1996
10.54		Purchase and Sale Agreement between UNOVA, Inc., UNOVA Industrial Automation Systems, Inc., UNOVA U.K. Limited and Cincinnati Milacron Inc. dated August 20, 1998
– Incorporated by reference to the company’s Form 8-K dated October 2, 1998 (File No. 001-08485)
10.55		Purchase and Sale Agreement between Johnson Controls, Inc., Hoover Universal, Inc. and Cincinnati Milacron Inc., dated August 3, 1998
– Incorporated by reference to the company’s Form 8-K dated September 20, 1998 (File No. 001-08485)
10.56		Stock Purchase Agreement dated as of May 3, 2002 among Milacron Inc., Milacron B.V., and Kennametal Inc.
– Incorporated by reference to the company’s Form 8-K dated May 3, 2002
10.57		Stock Purchase Agreement dated as of June 17, 2002 between Milacron Inc., and Sandvik AB
– Incorporated by reference to the company’s Form 8-K dated June 17, 2002
10.58		Limited Waiver and Fifth Amendment to Financing Agreement
– Incorporated by reference to the company’s Form 8-K dated February 10, 2006
10.59		Form of Restricted Stock Agreement
– Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.60		Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.61		Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 23, 2006
– Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.62		Form of Notice of Common Stock Credit
– Incorporated by reference to the company’s Form 8-K dated February 23, 2006
11	.	Statement Regarding Computation of Per-Share Earnings
15	.	Letter Regarding Unaudited Interim Financial Information — not applicable
18	.	Letter Regarding Change in Accounting Principles — not applicable
19	.	Report Furnished to Security Holders — not applicable
21	.	Subsidiaries of the Registrant
22	.	Published Report Regarding Matters Submitted to Vote of Security Holders - not applicable
23	.	Consent of Experts and Counsel
24	.	Power of Attorney — not applicable
31	.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.	Additional Exhibits — not applicable

Milacron Inc hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

Item 15 (b) —	Index to Certain Exhibits and Financial Statement Schedules Filed Herewith

Exhibit 11	Statement Regarding Computation of Per-Share Earnings
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Experts and Counsel
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILACRON INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended 2005, 2004 and 2003

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to					Balance
	Beginning	Cost and	Other		Deductions		at End
Description	of Period	Expenses	-Describe		-Describe		of Period
	(In thousands)

Year ended 2005
Allowance for doubtful accounts	$12,060	$2,804	$(812	)(a)	$(5,014	)(b)	$9,038
Restructuring and consolidation reserves	$2,838	$485	$(190	)(a)	$(1,670	)(b)	$1,384
					(79	)(c)
Allowance for inventory obsolescence	$29,708	$1,352	$(2,146	)(a)	$(2,533	)(b)	$26,381
Year ended 2004
Allowance for doubtful accounts	$15,087	$1,742	$327	(a)	$(5,096	)(b)	$12,060
Restructuring and consolidation reserves	$6,505	$2,698	$69	(a)	$(6,235	)(b)	$2,838
					(199	)(c)
Allowance for inventory obsolescence	$27,007	$7,393	$1,488	(a)	$(6,180	)(b)	$29,708
Year ended 2003
Allowance for doubtful accounts	$12,354	$4,610	$1,261	(a)	$(3,138	)(b)	$15,087
Restructuring and consolidation reserves	$5,362	$9,387	$648	(a)	$(7,206	)(b)	$6,505
					(1,686	)(c)
Allowance for inventory obsolescence	$24,169	$5,416	$2,738	(a)	$(5,316	)(b)	$27,007

(a)	Represents foreign currency translation adjustments during the year.

(b)	Represents amounts charged against the reserves during the year.

(c)	Represents reversals of excess reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Inc.

By:	/s/ Ronald D. Brown
Ronald D. Brown;
Chairman, President and Chief Executive Officer,
Director (Chief Executive Officer)

By:	/s/ Ross A. Anderson
Ross A. Anderson;
Vice President —  Finance and Chief Financial
Officer (Chief Financial Officer)

By:	/s/ Danny L. Gamez
Danny L. Gamez;
Controller
(Chief Accounting Officer)

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Darryl F. Allen Darryl F. Allen; March 13, 2006 (Director)	/s/ Sallie B. Bailey Sallie B. Bailey; March 13, 2006 (Director)
/s/ David L. Burner David L. Burner; March 13, 2006 (Director)	/s/ H. Christopher DeCotiis H. Christopher DeCotiis; March 13, 2006 (Director)
/s/ Steven N. Isaacs Steven N. Isaacs; March 13, 2006 (Director)	/s/ Mark L. Segal Mark L. Segal; March 13, 2006 (Director)
/s/ Dr. Joseph A. Steger Dr. Joseph A. Steger; March 13, 2006 (Director)	/s/ Duane K. Stullich Duane K. Stullich; March 13, 2006 (Director)
/s/ Charles F. C. Turner Charles F. C. Turner; March 13, 2006 (Director)	/s/ Larry D. Yost Larry D. Yost; March 13, 2006 (Director)