Form 10-Q
period 2006-03-31
MILACRON INC
filed 2006-05-09
CIK 716823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of May 4, 2006: 51,404,870

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except share and per-share amounts)	2006	2005

Sales	$202.4	$192.3
Cost of products sold	168.8	160.1

Manufacturing margins	33.6	32.2
Other costs and expenses
Selling and administrative	34.2	33.5
Restructuring costs	.6	.4
Other expense — net	(.1)	(1.0)

Total other costs and expenses	34.7	32.9

Operating loss	(1.1)	(.7)
Interest
Income	.2	.5
Expense	(7.8)	(8.7)

Interest — net	(7.6)	(8.2)

Loss before income taxes	(8.7)	(8.9)
Provision for income taxes	.9	.2

Net loss	$(9.6)	$(9.1)

Loss applicable to common shareholders	$(12.0)	$(10.7)

Net loss per common share — basic and diluted	$(.25)	$(.22)

Dividends per common share	$—	$—

Weighted-average common shares outstanding assuming dilution (in thousands)	48,024	47,524
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Mar. 31,	Dec. 31,
(In millions, except par value)	2006	2005

Assets
Current assets
Cash and cash equivalents	$44.6	$45.7
Notes and accounts receivable, less allowances of $8.1 in 2006 and $9.0 in 2005	119.8	117.7
Inventories
Raw materials	8.9	8.2
Work-in-process and finished parts	92.1	83.6
Finished products	68.0	69.3

Total inventories	169.0	161.1
Other current assets	44.7	44.3

Total current assets	378.1	368.8
Property, plant and equipment — net	115.2	114.2
Goodwill	84.3	83.7
Other noncurrent assets	106.4	104.9

Total assets	$684.0	$671.6

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$2.2	$4.1
Long-term debt and capital lease obligations due within one year	2.6	2.6
Trade accounts payable	85.5	76.4
Advance billings and deposits	25.3	22.6
Accrued and other current liabilities	81.8	76.3

Total current liabilities	197.4	182.0
Long-term accrued liabilities	265.1	261.4
Long-term debt	232.9	233.3

Total liabilities	695.4	676.7

Commitments and contingencies	—	—
Shareholders’ deficit
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2006 and 2005)	113.7	112.9
Common shares, $.01 par value (outstanding: 51.3 in 2006 and 50.1 in 2005)	.5	.5
Capital in excess of par value	349.7	348.0
Contingent warrants	.5	.5
Accumulated deficit	(344.8)	(332.8)
Accumulated other comprehensive loss	(137.0)	(140.2)

Total shareholders’ deficit	(11.4)	(5.1)

Total liabilities and shareholders’ deficit	$684.0	$671.6

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders’ Equity (Deficit)
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005

4% Cumulative Preferred shares
Balance at beginning and end of period	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	112.9	112.9
Beneficial conversion feature	.8	—

Balance at end of period	113.7	112.9
Common shares and capital in excess of par value
Balance at beginning of period	348.5	347.7
Transfer of restricted stock liability balances to equity in connection with adoption of a new accounting standard	1.3	—
Effect of change in method of accounting for restricted stock forfeitures	(.1)	—
Restricted stock expense	.3	—
Reissuance of treasury shares	—	.1
Issuance of previously unissued shares	.2	—

Balance at end of period	350.2	347.8
Contingent warrants
Balance at beginning and end of period	.5	.5
Accumulated deficit
Balance at beginning of period	(332.8)	(312.7)
Net loss for the period	(9.6)	(9.1)
Beneficial conversion feature related to Series B Preferred Stock	(.8)	—
Dividends declared or accrued
4% Cumulative Preferred shares	(.1)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)

Balance at end of period	(344.8)	(323.4)
Accumulated other comprehensive loss
Balance at beginning of period	(140.2)	(104.0)
Foreign currency translation adjustments	3.2	(4.9)

Balance at end of period	(137.0)	(108.9)

Total shareholders’ equity (deficit)	$(11.4)	$34.9

Net loss for the period	$(9.6)	$(9.1)
Change in accumulated other comprehensive loss	3.2	(4.9)

Total comprehensive loss	$(6.4)	$(14.0)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(9.6)	$(9.1)
Operating activities providing (using) cash
Depreciation and amortization	4.1	4.5
Restructuring costs	.6	.4
Deferred income taxes	(.1)	.1
Working capital changes
Notes and accounts receivable	(1.2)	5.2
Inventories	(6.7)	(9.0)
Other current assets	(.1)	2.6
Trade accounts payable	8.5	(4.6)
Other current liabilities	5.8	(.9)
Decrease (increase) in other noncurrent assets	(.2)	.4
Increase in long-term accrued liabilities	2.6	4.2
Other — net	.6	—

Net cash provided (used) by operating activities	4.3	(6.2)
Investing activities cash flows
Capital expenditures	(3.7)	(1.5)
Net disposals of property, plant and equipment	—	.2

Net cash used by investing activities	(3.7)	(1.3)
Financing activities cash flows
Repayments of long-term debt	(.6)	(3.8)
Decrease in short-term borrowings	(1.8)	(10.2)
Debt issuance costs	—	(.6)
Costs of 2004 rights offering	—	(1.1)
Dividends paid	—	(1.6)

Net cash used by financing activities	(2.4)	(17.3)
Effect of exchange rate fluctuations on cash and cash equivalents	.7	(.7)

Decrease in cash and cash equivalents	(1.1)	(25.5)
Cash and cash equivalents at beginning of period	45.7	69.2

Cash and cash equivalents at end of period	$44.6	$43.7

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Basis of Presentation
     In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the note captioned “Restructuring Costs,” necessary to present fairly the company’s financial position, results of operations and cash flows.
     The Consolidated Condensed Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Except as discussed in the note captioned “Change in Method of Accounting,” the accounting policies followed by the company are set forth in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation
     As further discussed below, prior to 2006 the company accounted for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. The following table illustrates on a pro forma basis the effect on net loss and net loss per common share if the stock options granted from 1995 through 2004 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
Pro Forma Loss

Three Months Ended
March 31,
(In millions, except per-share amounts)	2005

Net loss as reported	$(9.1)
Effect on reported loss of accounting for stock options at fair value	—

Pro forma net loss	$(9.1)

Net loss per common share — basic and diluted
As reported	$(.22)

Pro forma	$(.22)

     The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the early vesting of all stock options outstanding as of that date. For the first quarter of 2005, the pro forma expense amounts related to stock options granted subsequent to April 15, 2004 was less than $.1 million.
Change in Method of Accounting
     Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method. Accordingly, amounts for prior periods have not been restated. The company had previously accounted for stock options and restricted stock awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations.
     Prior to the adoption of SFAS No. 123R, no compensation expense related to stock options was recognized in earnings because all of the options granted under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan had exercise prices equal to the fair market value of the underlying common shares at the respective grant dates. Under the provisions of SFAS No. 123R, expense related to stock options must be recognized in an entity’s primary financial statements over the vesting period or periods based on their fair value (as defined in the standard) as of the grant date. The conversion of $30.0 million of Series A notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan

Notes to Consolidated Condensed Financial Statements
(Unaudited)
which triggered the vesting of all outstanding stock options. Since that date, only 14,000 additional stock options have been granted of which 10,500 were not fully vested as of January 1, 2006. The company began to include the expense related to these stock options in the Consolidated Condensed Statements of Operations in 2006 but the effect of doing so is de minimis based on their grant date fair value of $2.72 per share.
     Under the provisions of SFAS No. 123R, the company will continue to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards and activity for the first quarter of 2006 are presented in the note captioned “Stock-Based Compensation.” Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant date and revised as necessary over the vesting period. Accordingly, the company has made estimates of future forfeitures for those awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount is included as income in other expense-net in the Consolidated Condensed Statement of Operations for the first quarter of 2006 (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.
     As was customary under APB Opinion No. 25, the company previously classified the offsets to the expense recognized for restricted stock and deferred shares as liabilities in the Consolidated Condensed Balance Sheets. The recorded liabilities were then transferred to shareholders’ equity when the awards vested. In connection with the adoption of SFAS No. 123R, liability balances as of December 31, 2005 totaling $1.3 million were reclassified to capital in excess of par value in shareholders’ equity as of January 1, 2006.
     Excluding the adjustment of beginning accruals for restricted stock and deferred share forfeitures, the adoption of SFAS No. 123R had the effect of increasing the company’s loss before income taxes and net loss by approximately $.1 million in the first quarter of 2006. Including the adjustment for forfeitures, the effect on loss before income taxes and net loss was less than $.1 million. There was no effect on net loss per common share.
Restructuring Costs
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The net cost of the integration was $11.1 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.9 million was charged to expense. This amount is net of gains of $.2 million in 2005 from the sale of two previously idled manufacturing facilities, including $.1 million that was recorded in the first quarter. Of the total cost of the plan, $4.4 million related to employee termination benefits, $2.7 million to facility exit costs and $4.0 million to other costs, including $3.1 million to relocate employees, inventory and machinery and equipment. The total cash cost of the integration through the end of 2006 will be approximately $8.9 million. Cash costs for all of 2006 will be approximately $.1 million. The non-cash costs of the integration related principally to write-downs of idle facilities in 2003 and 2004. At March 31, 2006, reserves for employee termination benefits and facility exit costs totaled $.7 million and relate principally to supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.
     In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, are resulting in restructuring costs of $13.9 million, including $.1 million in the first quarter of 2006 and $.3 million in the comparable period of 2005. An additional $.3 million related principally to carrying costs for the Manchester facility pending its sale is expected to be expensed during the remainder of 2006. Of the total cost of $13.9 million, $1.5 million relates to employee severance costs, $6.6 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to

Notes to Consolidated Condensed Financial Statements
(Unaudited)
inventory adjustments related to discontinued product lines and $3.9 million to other move-related costs, including employee, inventory and machinery and equipment relocation. The cash cost of the relocations will be approximately $6.5 million, including $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $4.4 million for other costs, principally to relocate inventory and machinery and equipment. The non-cash cost of $7.4 million relates principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
     In the second quarter of 2004, the company initiated actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004 and $.4 million in 2005. Of the latter amount, $.2 million was recorded in the first quarter. An additional $.1 million will be incurred in 2006 in connection with these actions. Termination benefits account for $1.0 million of the total cost while facility exit costs represent a substantial majority of the remaining $.6 million. Total cash costs are expected to be approximately $1.4 million. In 2005, $.5 million was spent, including $.2 million in the first quarter. An additional $.1 million will be spent in 2006. The cash costs include $.9 million for severance and $.5 million for facility exit and moving costs. These actions resulted in the elimination of 63 positions, a majority of which occurred during 2004.
     In the fourth quarter of 2005, the company announced that it plans to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the consolidation of the European sales offices of the machinery technologies — Europe and mold technologies segments — was initiated in the fourth quarter of 2005 and is being continued in 2006. The 2005 actions involved the sale of a majority ownership interest in an injection molding machinery sales subsidiary in The Netherlands and the sale of a surplus warehouse in Denmark. Expense related to these actions totaled $.3 million in 2005 and approximately $4 million of additional expense related to other locations is expected to be incurred in 2006. Of the total amount for 2006, $.5 million was charged to expense in the first quarter. The total cash cost of the sales office consolidations is expected to be approximately $4 million with a large majority occurring in 2006.
     Additional consolidation actions are being implemented in 2006, including reducing the cost structure of the injection molding machine manufacturing facility in Malterdingen, Germany and the consolidation of the mold technologies segment’s operations in North America and Europe. At Malterdingen, the company and the works council have agreed to a plan to restructure the business based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure while allowing the company to work more closely with its customers. The restructuring is expected to result in a reduction of up to 90 employees. The mold technologies segment is also proceeding with its consolidation efforts to remodel its business to bring lower-cost, high-quality products to its customers. The consolidation actions are expected to result in restructuring charges of $9 to $12 million in the second quarter of 2006. Including additional charges to be recorded in subsequent quarters, the total cost is expected to be as much as $15 million. The cash cost is expected to be approximately $13 million spread over 2006 and the first half of 2007. The company expects to generate annualized cost savings of about $15 million, of which $3 to $4 million will be realized late in 2006.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions that are described above.
Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2006	2005

EOC and Reform integration	$—	$(.1)
Relocation of blow molding machinery and mold manufacturing	.1	.3
North America plastics machinery overhead reductions	—	.2
Consolidation of European sales offices	.5	—

Total restructuring costs	$.6	$.4

     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the first quarters of 2006 and 2005.
Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2006	2005

Accruals for termination benefits and facility exit costs	$—	$.2
Adjustments of assets to realizable values and gains and losses on disposal	—	(.1)
Costs charged to expense as incurred
Severance and facility exit costs	.1	.4
Other	.5	—

	.6	.5
Costs related to the EOC and Reform integration	—	(.1)

Total restructuring costs	$.6	$.4

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
Restructuring Reserves

	Three Months Ended
	March 31, 2006
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$.7	$—	$—	$.7
Facility exit costs	.1	—	(.1)	—

	.8	—	(.1)	.7

Restructuring costs
Termination benefits	.4	—	(.1)	.3
Facility exit costs	.2	—	—	.2

	.6	—	(.1)	.5

Total reserves	$1.4	$—	$(.2)	$1.2

	Three Months Ended
	March 31, 2005
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$1.0	$—	$—	$1.0
Facility exit costs	.3	—	—	.3

	1.3	—	—	1.3

Restructuring costs
Termination benefits	1.3	.2	(.7)	.8
Facility exit costs	.2	—	—	.2

	1.5	.2	(.7)	1.0

Total reserves	$2.8	$.2	$(.7)	$2.3

     Approximately $.4 million of the $1.2 million of reserves related to restructuring actions is expected to be utilized in the second quarter of 2006. An additional $.2 million is expected to be used in the second half of the year. A large majority of the remaining $.6 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the first quarters of 2006 and 2005.
Pension Expense

	Three Months Ended
	March 31,
(In millions)	2006	2005

Service cost (benefits earned during the period)	$1.3	$1.2
Interest cost on projected benefit obligation	8.3	8.3
Expected return on plan assets	(8.1)	(8.3)
Amortization of unrecognized prior service cost	.2	.2
Amortization of unrecognized gains and losses	2.7	2.4

Pension expense	$4.4	$3.8

Postretirement Health Care (Income) Cost

	Three Months Ended
	March 31,
(In millions)	2006	2005

Interest cost on accumulated postretirement benefit obligation	$.1	$.3
Amortization of unrecognized gains	(.1)	—
Amortization of effect of plan amendment	(.4)	—

Postretirement health care (income) cost	$(.4)	$.3

     The company expects to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees of approximately $2.7 million in 2006. This amount is not currently expected to change significantly, if at all. During the first quarter, $.5 million was contributed. Contributions will also be required in future years but the amounts cannot be precisely determined at this time due to (i) the expiration on December 31, 2005 of interest rate relief under current law and (ii) legislation currently pending in the U.S. Congress that has the potential to significantly increase total required contribution amounts but allow them to be funded over a longer period of time than under existing law. The company currently expects that the minimum required contribution in 2007 will be approximately $50 million. However, enactment of the legislation discussed above could change this amount significantly. The company is currently evaluating various funding alternatives, some of which have the potential of permitting it to satisfy its funding obligations over a longer period of time.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created a new federal prescription drug coverage program called Medicare Part D. Medicare Part D became available to eligible participants beginning January 1, 2006 and is being provided by employers and third-party insurance plans who meet certain qualifying criteria. As a result, the company’s plan was amended effective January 1, 2006 to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer qualifying Medicare Part D plans. The change is expected to result in cash savings to both eligible retirees and to the company. The company’s cash savings are estimated to be in excess of $1 million per year beginning in 2006. The reduction in the plan’s accumulated postretirement benefit obligation is expected to be as much as $14 million. Although the amount has not yet been precisely quantified, amortization of the effect of this reduction is expected to result in postretirement health care income in 2006. In contrast, expense for all of 2005 was approximately $1.3 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Income Taxes
     At December 31, 2005, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany, Italy and Belgium — totaling $185 million, of which $22 million will expire between 2007 and 2020. The remaining $163 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $57 million at December 31, 2005 and valuation allowances totaling $48 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy, and Belgium — to conclude that no valuation allowances are required.
     At December 31, 2005, the company had a U.S. federal net operating loss carryforward of $116 million, which will expire between 2023 and 2026. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carryforwards ($10 million), totaled $66 million. Of the federal tax credit carryforwards, $5 million will expire between 2008 and 2019 and $11 million have no expiration dates. Approximately 90% of the state and local loss carryforwards will expire by 2010 and the remainder will expire by 2020. At December 31, 2005, additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2026. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax will be phased out ratably over the years 2006 through 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out.
     The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 (see Refinancing Transactions) triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of this ownership change, the timing of the company’s utilization of its pre-change U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. The allowable limitation is cumulative for years in which it is not fully utilized. At December 31, 2005, the cumulative limitation amounts to approximately $35 million which consists of $12 million from 2004 and $23 million from 2005. This delay will increase tax expense and decrease available cash in future years. The above limitations do not apply to any net operating losses incurred after the change in control.
     As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, all of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. The review of the company’s qualified tax planning strategies at March 31, 2006 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding increase in accumulated deficit in the period of the adjustment.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $3 million in the first quarter of 2006. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the first quarter of 2006. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $.9 million in 2006. For the first quarter of 2005, the provision for income taxes was $.2 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The American Jobs Creation Act of 2004 provides a deduction to arrive at taxable income for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2006 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.
Receivables
     During the third quarter of 2005, one of the company’s non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which expires on August 31, 2006, replaces an arrangement with another institution under which sales of receivables were made with recourse. At March 31, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the new agreement totaled $8.7 million and $8.4 million, respectively.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At March 31, 2006 and December 31, 2005, the company’s maximum exposure under these arrangements totaled $5.7 million and $6.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $84.3 million at March 31, 2006 and $83.7 million at December 31, 2005. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

Deferred income taxes	$25.5	$25.3
Recoverable from excess liability carriers	3.2	3.2
Refundable income taxes	3.7	3.8
Other	12.3	12.0

	$44.7	$44.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Noncurrent Assets

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

Deferred income taxes net of valuation allowances	$61.9	$60.2
Recoverable from excess liability carriers	4.1	4.2
Intangible assets other than goodwill	2.3	2.6
Other	38.1	37.9

	$106.4	$104.9

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

Accrued salaries, wages and other compensation	$19.8	$19.6
Taxes payable other than income tax	7.8	8.1
Reserves for post-closing adjustments on divestitures	2.0	2.0
Accrued and deferred income taxes	8.6	8.3
Accrued insurance and self-insurance reserves	10.0	11.3
Accrued interest	9.9	3.4
Other accrued expenses	23.7	23.6

	$81.8	$76.3

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended
	March 31,
(In millions)	2006	2005

Balance at beginning of period	$5.6	$6.5
Accruals	.9	1.0
Payments	(.6)	(.8)
Warranty expirations	(.1)	(.5)
Foreign currency translation adjustments	—	(.1)

Balance at end of period	$5.8	$6.1

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

Accrued pensions and other compensation	$39.8	$39.8
Minimum pension liability	151.3	148.5
Accrued postretirement health care benefits	25.5	26.4
Self-insurance reserves	23.5	24.0
Accrued and deferred income taxes	12.0	10.2
Reserves for post-closing adjustments on divestitures	5.5	5.6
Other	7.5	6.9

	$265.1	$261.4

     As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $7.3 million in 2006 and $7.4 million in 2005. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because the insurance subsidiary must generally pay all indemnity claims and expenses in excess of its limits and then pursue reimbursement by the excess carriers.
Refinancing Transactions
     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the company’s then-outstanding 8 3/8% Notes due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.
     On June 10, 2004, the company applied the proceeds of the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under the asset based facility and approximately $10.3 million of cash on hand, to:
.	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;

.	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. The company also used $17.4 million in availability under the asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

.	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

.	pay transaction expenses.
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
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

Asset based credit facility due 2008	$—	$2.2
Borrowings under other lines of credit	2.2	1.9

	$2.2	$4.1

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     The asset based facility originally contained, for the first five quarters, a financial covenant requiring the company to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the facility, to be tested quarterly. The facility was amended on February 11, 2005 to modify these minimum requirements. The February 11, 2005 amendment established a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005 and also reduced the minimum cumulative consolidated EBITDA requirements for periods ending March 31, June 30 and September 30 of 2005. As discussed more fully below, the facility was further amended on February 10, 2006 to replace the previous covenant with a minimum cumulative total North America EBITDA requirement for 2006 that only becomes effective if borrowing availability falls below specified levels for specified periods.
     In addition, the facility originally contained a limit on capital expenditures to be complied with on a quarterly basis through September 30, 2005 but on February 11, 2005, the facility was amended to extend the limit through December 31, 2005 and on February 10, 2006 to extend this limit through 2006 as described below. The company will also have to comply with a minimum fixed charge coverage ratio to be tested quarterly. This test was originally to be required beginning in the fourth quarter of 2005 but on February 11, 2005 the company reached an agreement with the lenders to delay it until the first quarter of 2006.
     Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, the company must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement that could become effective for the four quarters of fiscal year 2006 of $0.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will only apply during 2006 if the company’s borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if the company’s borrowing availability (net of reserves) remains above $17.5 million. During the first quarter of 2006, the company’s average availability was approximately $40 million and the company was therefore not subject to these covenants. If these two covenants should become effective in future periods, they can subsequently cease to apply if the company’s borrowing availability remains above specified levels for specified periods.
     The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Concurrently with the February 11, 2005 amendment, the company made a $2.5 million prepayment of the facility from the proceeds of a rights offering (see Shareholders’ Equity). The company subsequently used additional proceeds to repay the remaining amounts drawn under the facility.
     The February 10, 2006 amendment allowed for certain adjustments to EBITDA for the twelve month period ended December 31, 2005. Although the company was in compliance with the EBITDA requirement as of that date without these adjustments, the agreement and limited waiver that was entered into with the lenders as of February 10, 2006 waived any potential noncompliance with this requirement that might have resulted without these adjustments.
     The company’s ability to continue to meet the cumulative total North America EBITDA covenant, if it becomes effective, and the minimum fixed charge coverage ratio covenant when it becomes effective will be contingent on a number of factors. These include sustaining strong order levels from the plastics processing industry and the resulting increases in sales revenues and operating margins, the company’s ability to absorb raw material price increases or pass such price increases through to customers, and the company’s continued ability to realize the benefits of its cost reduction and process improvement initiatives. If the company is unable to meet or exceed the covenants and other conditions to borrowing of its asset based facility, it will attempt to further renegotiate this covenant with its lenders to assure compliance. However, the company cannot control its lenders’ actions and, if the negotiations are not successful, the company could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to,

Notes to Consolidated Condensed Financial Statements
(Unaudited)
seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the covenants of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.
     At March 31, 2006, no amounts were drawn against the asset based credit facility but $8 million was utilized for outstanding letters of credit. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at March 31, 2006 was approximately $41 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility at March 31, 2006 would have been 8.5% if any amounts had been borrowed.
     At March 31, 2006, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $30 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $15 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

11 1/2% Senior Secured Notes due 2011	$220.8	$220.6
Capital lease obligations	13.0	13.4
Other	1.7	1.9

	235.5	235.9
Less current maturities	(2.6)	(2.6)

	$232.9	$233.3

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.
     As presented in the previous table, the value of the 11 1/2% Senior Secured Notes due 2011 is net of the unamortized portion of a $5.1 million discount at issuance. As a result of this discount, the effective interest rate for financial reporting purposes is approximately 12%.
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $193.8 million as of December 31, 2005. The carrying amount of the company’s other long-term debt approximates fair value.
     On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense for the first quarters of 2006 and 2005 by $.2 million and $.7 million, respectively. Any positive or negative effects in future periods cannot be determined at this time. The fair value of the swap, which is included in other noncurrent assets in the Consolidated Condensed Balance Sheets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At March 31, 2006 and December 31, 2005, the fair value of the swap was $.9 million and $.7 million, respectively.
     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.
Shareholders’ Equity
     On June 9, 2004, the company’s shareholders, among other things, approved the following resolutions:
.	an increase in the number of authorized common shares from 50.0 million to 165.0 million;

.	a decrease in the par value of each common share from $1.00 per share to $.01 per share;

.	the issuance of a new series of Series B Preferred Stock that is convertible into common shares; and

.	the issuance of contingent warrants which will be exercisable to purchase additional shares of the company’s common stock.
     On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. No dividends were declared with respect to the Series B Preferred Stock in the first quarter of 2006. Consequently, dividends were accrued at a rate of 6% per annum. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock are currently convertible into

Notes to Consolidated Condensed Financial Statements
(Unaudited)
approximately 57.1 million common shares. As discussed further below, however, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of March 31, 2006, the outstanding Series B Preferred Stock represented approximately 52.0% of the voting power of the company’s outstanding equity securities. In addition, as holders of Series B Preferred Stock, such holders have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one).
     Neither the Series B Preferred Stock nor the underlying common shares are currently registered for active trading in financial markets. However, any holder of the Series B Preferred Stock can demand registration of all or a part of its shares or the underlying common stock. Once notice is given, the company is required to promptly prepare and file a registration statement with the SEC. In the event of a demand for registration, the company has the right, but not the obligation, to select and use an underwriter and must pay all expenses incurred in the registration process other than underwriting or brokerage fees and commissions. If the company unilaterally elects to register and sell additional common shares, it must notify the holders of the Series B Preferred Stock. In such circumstances, the holders of the Series B Preferred Stock have the right to include their shares or any common shares into which their Series B Preferred Stock was previously converted in the same registration.
     Initially, Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) owned 100% of the Series B Preferred Stock. On June 1, 2005 Glencore transferred to Triage Offshore Funds, Ltd. (Triage) 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, collective holdings of Series B Preferred Stock of Glencore and Mizuho at December 31, 2005 represented approximately 46.6% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid. However, during the first quarter of 2006, Triage sold its 62,500 shares of Series B Preferred Stock to an institutional investor and Mizuho sold its 150,000 shares of Series B Preferred Stock to four other such investors.
     The Series B Preferred Stock is currently convertible into approximately 57.1 million common shares. However, if the company has the ability to pay dividends in additional shares of Series B Preferred Stock and elects to do so beginning in the second quarter of 2006, the number of as converted shares could increase to as many as 86.6 million. Based on the common shares outstanding as of March 31, 2006, this would represent approximately 63% of the company’s as converted common equity.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders thereof to acquire common shares of the company at an effective conversion price that is less than their fair value per common share of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on an effective conversion price of approximately $2.08 per common share for 50.0 million shares. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the effective conversion price to approximately $1.82 per common share for 57.1 million shares. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. The $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the first quarter of 2006, $.8 million of the increase was recorded and an additional $2.3 million will be recognized during the remainder of the year. The change in the recorded value of the beneficial conversion feature in 2006 has been added to the net loss for the quarter ended March 31, 2006 in calculating the applicable loss per common share amount.
     On June 10, 2004, the company also issued to the holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The warrants became exercisable in the first quarter of 2006 because the company’s consolidated cash flow (as defined in the contingent warrant agreement) for the year ended December 31, 2005 was less than $60 million. On March 31, 2006, the company delivered to the holders of the contingent warrants notice that they had become exercisable. The contingent warrants will now be exercisable through March 25, 2011. If they are exercised, their carrying value and the cash exercise proceeds will be included in the value of the newly issued common stock.
     On June 25, 2004, as permitted by the terms of the agreement with Glencore and Mizuho, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering. The registration statement was declared effective by the SEC on October 6, 2004. Each right was exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which expired on December 10, 2004, resulted in the reissuance of 12,716,175 treasury shares and net cash proceeds of $24.2 million after deducting the related costs, including $1.1 million that was paid in the first quarter of 2005. Of the total shares issued in the rights offering, 36,600 shares were cancelled to cover withholding taxes owed by certain holders of restricted stock who participated in the offering. As permitted under the terms of the agreement with Glencore and Mizuho, the company had the option of using the proceeds of the offering to redeem a portion of the Series B Preferred Stock. However, the company elected to use the proceeds to repay short-term borrowings and invest the surplus cash for the purpose of improving its liquidity and to provide increased financial flexibility to satisfy anticipated working capital needs and higher levels of capital spending in 2005.
     In addition to the Series B Preferred Stock, at December 31, 2005 and December 31, 2004, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. No dividends were declared with respect to the 4% Preferred Stock in the first quarter of 2006. However, dividends have been accrued at a rate of 4% per annum. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     In the first quarter of 2006, a total of 1,185,516 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 22,628 restricted shares were cancelled during the quarter, of which 7,628 were added to the treasury share balance. After giving effect to the reissuance of 700 treasury shares during the quarter, the treasury share balance at March 31, 2006 was 17,762 shares.
     A total of 1,149,245 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans in the first quarter of 2005. This amount was offset by the cancellation of 6,780 restricted shares that were added to the treasury share balance. The treasury share balance at March 31, 2005 was 129,115 shares.
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:
Comprehensive Loss

	Three Months Ended
	March 31,
(In millions)	2006	2005

Net loss	$(9.6)	$(9.1)
Foreign currency translation adjustments	3.2	(4.9)

Total comprehensive loss	$(6.4)	$(14.0)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Mar. 31,	Dec. 31,
(In millions)	2006	2005

Foreign currency translation adjustments	$(23.8)	$(27.0)
Minimum pension liability adjustment (a)	(113.2)	(113.2)

Accumulated other comprehensive loss	$(137.0)	$(140.2)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million that was recorded in 2002.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
Stock-Based Compensation
     The 2004 Long-Term Incentive Plan (2004 Plan) permits the company to grant awards of its common shares in the form of non-qualified stock options, incentive stock options, performance shares, restricted shares and deferred shares. The 2004 Plan also provides for the granting of appreciation rights, either in tandem with stock options or free-standing. Awards under the 2004 Plan may include “management objectives,” the attainment of which governs the extent to which the related awards vest or become exercisable. A predecessor plan, the 1997 Long-Term Incentive Plan (1997 Plan), also permits the granting of non-qualified stock options, incentive stock options and restricted stock.
     Under the 2004 Plan and the 1997 Plan, non-qualified and incentive stock options are granted at fair value, vest in increments over a four or five year period, and expire not more than ten years subsequent to the date of the award.
     The table that follows summarizes stock options outstanding and stock option activity for the first quarter of 2006.
Stock Options

	Three Months Ended
	March 31, 2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at December 31, 2005	3,180,700	$19.22	2.4
Cancellations	(405,675)	16.75	2.4
Forfeitures	(8,875)	25.75	—

Outstanding at March 31, 2006	2,766,150	18.27	2.4

Exercisable at March 31, 2006	2.751,650	18.34	2.4

     As of March 31, 2006, the exercise prices of all outstanding stock options were in excess of the fair value of the company’s common shares at that date and the stock options therefore had no intrinsic value.
     In the second quarter of 2004, 14,000 stock options having a weighted-average fair value of $2.72 were granted. No stock options have subsequently been granted and none are expected to be granted in the foreseeable future. The fair value of the 2004 grants was determined using the Black-Scholes option pricing model. Beginning in the first quarter of

Notes to Consolidated Condensed Financial Statements
(Unaudited)
2006, the expense related to these stock options (which is de minimis) is being recorded in the company’s primary financial statements rather than being disclosed on a pro forma basis. All other outstanding stock options are fully vested and therefore no further expense is being recorded.
     Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. The 2004 Plan and the 1997 Plan also permit the granting of other restricted stock awards, the vesting of which depends solely on continuous service with the company. Both types of restricted stock have two or three year vesting periods. During the vesting period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.
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
     In addition to grants of deferred shares to non-employee directors, the 2004 Plan permits the granting of awards denominated in shares of common stock to employees. As is the case for deferred shares granted to non-employee directors, share certificates are not issued at the grant date. Such awards may be settled through the issuance of share certificates at the vesting date or in cash based on the fair value of the underlying common shares at the vesting date. Similar to grants of restricted stock, deferred share grants to employees may include “management objectives,” the attainment of which governs the extent to which the related awards vest. The first employee grants under the provisions of the 2004 Plan were made in 2005. However similar awards were made in 2004.
     A summary of restricted stock and deferred share activity for the first quarter of 2006 is presented in the table that follows.
Restricted Stock and Deferred Shares

	Three Months Ended
	March 31, 2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value

Balance at beginning of period (a)	2,823,313	$3.67
Granted	1,458,521	1.61
Vested	(43,334)	2.81
Forfeited	(21,607)	4.06

Balance at end of period (a)	4,216,893	2.97

(a)	Restricted shares and deferred shares the vesting of which is contingent on the attainment of specified financial objectives totaled 1,990,000 at December 31, 2005 and 1,975,000 at March 31, 2006.
     At March 31, 2006, there was a total of $2.9 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 2.3 years, including approximately $1.1 million in the last three quarters of 2006. The total fair value of the shares that vested in the first quarter of 2006 was $.1 million.
     The total cost charged to expense for share-based compensation was $.5 million in the first quarter of 2006 and $1.0 million in the first quarter of 2005. The amount for 2006 relates almost exclusively to restricted stock and deferred shares.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
No tax benefits were recognized in the Consolidated Condensed Statements of Operations for these periods because any change in the related deferred tax assets was fully offset by changes in valuation allowances (see Income Taxes).
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results by segment for the first quarters of 2006 and 2005 are presented in the following tables.
     Total Sales by Segment

	Three Months Ended
	March 31,
(In millions)	2006	2005

Plastics technologies
Machinery technologies — North America	$94.1	$87.1
Machinery technologies — Europe	36.3	34.3
Mold technologies	44.4	44.2
Eliminations (a)	(2.1)	(.3)

Total plastics technologies	172.7	165.3
Industrial fluids	29.7	27.0

Total sales	$202.4	$192.3

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended
	March 31,
(In millions)	2006	2005

Plastics technologies
Machinery technologies — North America	$93.9	$87.1
Machinery technologies — Europe	34.4	34.0
Mold technologies	44.4	44.2

Total plastics technologies	172.7	165.3
Industrial fluids	29.7	27.0

Total sales	$202.4	$192.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended
	March 31,
(In millions)	2006	2005

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$1.4	$1.9
Machinery technologies — Europe	(2.4)	(2.2)
Mold technologies	1.9	2.3

Total plastics technologies	.9	2.0
Industrial fluids	1.9	1.4
Restructuring costs (a)	(.6)	(.4)
Corporate expenses	(3.3)	(3.5)
Other unallocated expenses (b)	—	(.2)

Operating loss	(1.1)	(.7)
Interest expense-net	(7.6)	(8.2)

Loss before income taxes	$(8.7)	$(8.9)

(a)	In the first quarter of 2006, $.1 million relates to machinery technologies — North America, $.2 million relates to machinery technologies — Europe and $.3 million relates to mold technologies. In the first quarter of 2005, $.5 million relates to machinery technologies — North America and $(.1) million relates to mold technologies.

(b)	Represents financing costs.
     Consistent with the company’s internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.
Earnings Per Common Share
     Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. The common shares into which the Series B Preferred Stock and contingent warrants are convertible and potentially dilutive restricted shares are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.
Loss Applicable to Common Shareholders

	Three Months Ended
	March 31,
(In millions)	2006	2005

Net loss	$(9.6)	$(9.1)
Dividends on preferred shares	(1.6)	(1.6)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.8)	—

Loss applicable to common shareholders	$(12.0)	$(10.7)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).

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
Consolidating Statement of Operations

	Three Months Ended March 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$132.6	$74.0	$(4.2)	$202.4
Cost of products sold	2.1	110.3	60.6	(4.2)	168.8

Manufacturing margins	(2.1)	22.3	13.4	—	33.6

Other costs and expenses
Selling and administrative	7.1	12.8	14.3	—	34.2
Restructuring costs	—	.1	.5	—	.6
Other expense – net	(.1)	.1	(.1)	—	(.1)

Total other costs and expenses	7.0	13.0	14.7	—	34.7

Operating earnings (loss)	(9.1)	9.3	(1.3)	—	(1.1)
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(8.1)	8.5	(.4)	—	—
Equity in (earnings) losses of subsidiaries	4.0	.2	—	(4.2)	—
Other intercompany transactions	—	.6	(.6)	—	—

Total other non-operating expense (income)	(7.2)	12.4	(1.0)	(4.2)	—

Earnings (loss) before interest and income taxes	(1.9)	(3.1)	(.3)	4.2	(1.1)
Interest expense – net	(7.7)	.2	(.1)	—	(7.6)

Earnings (loss) before income taxes	(9.6)	(2.9)	(.4)	4.2	(8.7)
Provision for income taxes	—	.3	.6	—	.9

Net earnings (loss)	$(9.6)	$(3.2)	$(1.0)	$4.2	$(9.6)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended March 31, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$129.4	$67.8	$(4.9)	$192.3
Cost of products sold	2.5	107.7	54.8	(4.9)	160.1

Manufacturing margins	(2.5)	21.7	13.0	—	32.2

Other costs and expenses
Selling and administrative	6.9	12.5	14.1	—	33.5
Restructuring costs	—	.5	(.1)	—	.4
Other expense – net	.2	(1.2)	—	—	(1.0)

Total other costs and expenses	7.1	11.8	14.0	—	32.9

Operating earnings (loss)	(9.6)	9.9	(1.0)	—	(.7)
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(6.8)	7.2	(.4)	—	—
Equity in (earnings) losses of subsidiaries	1.2	(.7)	—	(.5)	—

Total other non-operating expense (income)	(8.7)	9.6	(.4)	(.5)	—

Earnings (loss) before interest and income taxes	(.9)	.3	(.6)	.5	(.7)
Interest expense – net	(8.2)	.2	(.2)	—	(8.2)

Earnings (loss) before income taxes	(9.1)	.5	(.8)	.5	(8.9)
Provision for income taxes	—	.2	—	—	.2

Net earnings (loss)	$(9.1)	$.3	$(.8)	$.5	$(9.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	March 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(2.5)	$9.0	$38.1	$—	$44.6
Notes and accounts receivable (excluding intercompany receivables)	.5	67.3	52.0	—	119.8
Inventories	(.2)	106.0	63.2	—	169.0
Other current assets	12.1	12.9	19.7	—	44.7
Intercompany receivables (payables)	(363.2)	250.7	114.8	(2.3)	—

Total current assets	(353.3)	445.9	287.8	(2.3)	378.1

Property, plant and equipment – net	1.3	55.9	58.0	—	115.2
Goodwill	—	53.1	31.2	—	84.3
Investment in subsidiaries	290.6	228.2	(15.8)	(503.0)	—
Intercompany advances — net	482.9	(515.4)	32.5	—	—
Other noncurrent assets	33.2	51.9	21.3	—	106.4

Total assets	$454.7	$319.6	$415.0	$(505.3)	$684.0

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$—	$—	$2.2	$—	$2.2
Long-term debt and capital lease obligations due within one year	1.1	—	1.5	—	2.6
Trade accounts payable	4.7	46.3	34.5	—	85.5
Advance billings and deposits	—	19.0	6.3	—	25.3
Accrued and other current liabilities	23.8	27.7	30.3	—	81.8

Total current liabilities	29.6	93.0	74.8	—	197.4

Long-term accrued liabilities	208.8	4.1	52.2	—	265.1
Long-term debt	227.7	—	5.2	—	232.9

Total liabilities	466.1	97.1	132.2	—	695.4

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	113.7	—	—	—	113.7
Common shares, $.01 par value	.5	25.4	12.7	(38.1)	.5
Capital in excess of par value	349.7	316.4	80.2	(396.6)	349.7
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(344.8)	(109.5)	184.2	(74.7)	(344.8)
Other comprehensive income (accumulated other comprehensive loss)	(137.0)	(9.8)	5.7	4.1	(137.0)

Total shareholders’ equity (deficit)	(11.4)	222.5	282.8	(505.3)	(11.4)

Total liabilities and shareholders’ equity (deficit)	$454.7	$319.6	$415.0	$(505.3)	$684.0

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(.6)	$10.8	$35.5	$—	$45.7
Notes and accounts receivable (excluding intercompany receivables)	.5	65.0	52.2	—	117.7
Inventories	(.2)	100.5	60.8	—	161.1
Other current assets	13.0	12.5	18.8	—	44.3
Intercompany receivables (payables)	(354.8)	241.8	115.3	(2.3)	—

Total current assets	(342.1)	430.6	282.6	(2.3)	368.8

Property, plant and equipment – net	1.3	55.9	57.0	—	114.2
Goodwill	—	53.0	30.7	—	83.7
Investment in subsidiaries	298.1	226.6	(15.8)	(508.9)	—
Intercompany advances — net	470.0	(503.0)	33.0	—	—
Other noncurrent assets	33.8	52.2	18.9	—	104.9

Total assets	$461.1	$315.3	$406.4	$(511.2)	$671.6

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$2.2	$—	$1.9	$—	$4.1
Long-term debt and capital lease obligations due within one year	1.1	—	1.5	—	2.6
Trade accounts payable	6.1	40.6	29.7	—	76.4
Advance billings and deposits	—	16.1	6.5	—	22.6
Accrued and other current liabilities	22.0	23.9	30.4	—	76.3

Total current liabilities	31.4	80.6	70.0	—	182.0

Long-term accrued liabilities	206.9	4.2	50.3	—	261.4
Long-term debt	227.9	—	5.4	—	233.3

Total liabilities	466.2	84.8	125.7	—	676.7

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	348.0	316.4	80.3	(396.7)	348.0
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(332.8)	(103.1)	185.2	(82.1)	(332.8)
Other comprehensive income (accumulated other comprehensive loss)	(140.2)	(8.2)	2.4	5.8	(140.2)

Total shareholders’ equity (deficit)	(5.1)	230.5	280.7	(511.2)	(5.1)

Total liabilities and shareholders’ equity (deficit)	$461.1	$315.3	$406.4	$(511.2)	$671.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(9.6)	$(3.2)	$(1.0)	$4.2	$(9.6)
Operating activities providing (using) cash
Depreciation and amortization of intangibles	.1	2.5	1.5	—	4.1
Restructuring costs	—	.1	.5	—	.6
Equity in (earnings) losses of subsidiaries	7.2	.2	—	(7.4)	—
Distributions from equity subsidiaries	—	(3.2)	—	3.2	—
Deferred income taxes	—	—	(.1)	—	(.1)
Working capital changes
Notes and accounts receivable	—	(2.2)	1.0	—	(1.2)
Inventories	—	(5.4)	(1.3)	—	(6.7)
Other current assets	.8	(.5)	(.4)	—	(.1)
Trade accounts payable	(1.4)	5.7	4.2	—	8.5
Other current liabilities	—	6.4	(.6)	—	5.8
Decrease (increase) in other noncurrent assets	.3	.1	(.6)	—	(.2)
Increase (decrease) in long-term accrued liabilities	2.9	—	(.3)	—	2.6
Other — net	.5	.1	—	—	.6

Net cash provided (used) by operating activities	.8	.6	2.9	—	4.3
Investing activities cash flows
Capital expenditures	—	(2.4)	(1.3)	—	(3.7)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(2.4)	(1.3)	—	(3.7)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.5)	—	(.6)
Increase (decrease) in short-term borrowings	(2.2)	—	.4	—	(1.8)

Net cash used by financing activities	(2.3)	—	(.1)	—	(2.4)
Intercompany receivables and payables	8.4	(8.7)	.3	—	—
Intercompany advances	(8.8)	8.7	.1	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	.7	—	.7

Increase (decrease) in cash and cash equivalents	(1.9)	(1.8)	2.6	—	(1.1)
Cash and cash equivalents at beginning of period	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of period	$(2.5)	$9.0	$38.1	$—	$44.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(9.1)	$.3	$(.8)	$.5	$(9.1)
Operating activities providing (using) cash
Depreciation and amortization of intangibles	—	2.8	1.7	—	4.5
Restructuring costs	—	.5	(.1)	—	.4
Equity in (earnings) losses of subsidiaries	4.2	(.7)	—	(3.5)	—
Distributions from equity subsidiaries	—	(3.0)	—	3.0	—
Deferred income taxes	—	—	(2.0)	—	(2.0)
Working capital changes
Notes and accounts receivable	.1	(.8)	5.9	—	5.2
Inventories	—	(3.3)	(5.7)	—	(9.0)
Other current assets	2.4	.6	(.4)	—	2.6
Trade accounts payable	(1.9)	(.1)	(2.6)	—	(4.6)
Other current liabilities	1.3	3.4	(3.5)	—	1.2
Decrease (increase) in other noncurrent assets	.6	(.1)	(.1)	—	.4
Increase (decrease) in long-term accrued liabilities	3.7	(.1)	.6	—	4.2
Other — net	.3	(.6)	.3	—	—

Net cash provided (used) by operating activities	1.6	(1.1)	(6.7)	—	(6.2)
Investing activities cash flows
Capital expenditures	—	(.8)	(.7)	—	(1.5)
Net disposal of property, plant and equipment	—	.2	—	—	.2

Net cash used by investing activities	—	(.6)	(.7)	—	(1.3)
Financing activities cash flows
Dividends paid	(1.6)	—	—	—	(1.6)
Debt issuance costs	(.6)	—	—	—	(.6)
Repayments of long-term debt	(.1)	—	(3.7)	—	(3.8)
Increase (decrease) in short-term borrowings	(11.0)	—	.8	—	(10.2)
Costs of 2004 rights offering	(1.1)	—	—	—	(1.1)

Net cash used by financing activities	(14.4)	—	(2.9)	—	(17.3)
Intercompany receivables and payables	(7.8)	5.5	2.3	—	—
Intercompany advances	(.4)	(.5)	.9	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.1	(.8)	—	(.7)

Increase (decrease) in cash and cash equivalents	(21.0)	3.4	(7.9)	—	(25.5)
Cash and cash equivalents at beginning of period	23.0	7.9	38.3	—	69.2

Cash and cash equivalents at end of period	$2.0	$11.3	$30.4	$—	$43.7

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2005.
Operating Results
     In the first quarter of 2006, Milacron had sales of $202 million, up 5% over the first quarter last year, while new orders rose 11% to $225 million, the highest level since the fourth quarter of 2000. The benefits of higher sales, however, were offset by increased material prices and other costs, and we had a net loss in the quarter of $9.6 million, or $.25 per share, compared to a net loss of $9.1 million, or $.22 per share, in the first quarter of 2005. First-quarter manufacturing margins of 16.6% were essentially even with a year ago.
     During the quarter we continued to improve our working capital management. This helped us generate $4.3 million in net cash provided by operations compared to a use of cash of $6.2 million in the year-ago quarter. Cash on hand at the end of the quarter was $45 million, and we had approximately $41 million available for borrowing under our asset-based revolving credit facility, which was undrawn at the end of the quarter.
Consolidation Measures
     First announced in November 2005, the consolidations of Milacron’s global mold technologies and European machinery technologies businesses are on schedule. These actions are discussed in the Results of Operations Section of this Item 2.
Outlook
     Our plastics machinery businesses, on a global basis, have been growing backlog with better priced products, so we expect to see operating earnings in these segments improve in the second quarter. Our industrial fluids business is developing new products and expanding its distribution, which we believe will help increase sales and operating earnings throughout the year. Overall, with 4% to 5% top-line growth reasonably achievable, we see 2006 shaping up as a better year for Milacron than 2005.
Presence Outside the U.S.
     In 2005, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 7%; Asia 7%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first three months of 2006, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2005. As a result, we experienced unfavorable currency translation effects on new orders and sales of $6 million and $5 million, respectively. The effect on earnings was not significant.
     Between December 31, 2005 and March 31, 2006, the euro strengthened against the U.S. dollar by approximately 2% which caused the majority of $3 million favorable adjustment to accumulated other comprehensive loss.
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
Financial Condition and Results of Operations
(Unaudited)
the year ended December 31, 2005 includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in our Form 10-K. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.
Deferred Tax Assets and Valuation Allowances
     At December 31, 2005, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2005, we had provided valuation allowances against all net deferred tax assets except $62 million in the U.S. that are offset by qualified tax planning strategies and available carrybacks and $9 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, FASB 109 requires that we evaluate all positive and negative evidence relating to future realization of our deferred tax assets including our most recent three year cumulative income or loss position. We also consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.
     At December 31, 2005, we had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany, Italy and Belgium — totaling $185 million and related deferred tax assets of $57 million. Valuation allowances totaling $48 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.
     At December 31, 2005, we had a U.S. federal net operating loss carryforward of $116 million which will expire between 2023 and 2026. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carryforwards ($10 million), totaled $66 million. Additional deferred tax assets totaling approximately $117 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be deducted for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforwards beyond 2026.
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
Financial Condition and Results of Operations
(Unaudited)
tax expense and decrease available cash in future years. The limitations discussed above do not apply to any net operating losses incurred after the change in control.
     As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. The review of our qualified tax planning strategies at March 31, 2006 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ deficit in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $3 million in the first quarter of 2006. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter in the amount of $.9 million relates primarily to operations in profitable non-U.S. jurisdictions.
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (ii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2005, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2005, we recorded expense related to this plan of $12.3 million, including $2.8 million in the first quarter. For 2006, we currently expect to record expense for this plan of between $13 and $14 million, of which $3.4 million was recorded in the first quarter. As discussed more fully below, the increase in 2006 is negatively affecting margins, selling and administrative expense and operating earnings.
     For all of 2006, we expect that we will be required to make cash contributions to the plan of approximately $2.7 million. Of this amount, $.5 million was contributed in the first quarter. A discussion of the amounts that may be required in future years is included in footnote (a) to the table captioned “Contractual Obligations” that is included elsewhere in this Item 2.
New Orders and Sales
     In the first quarter of 2006, consolidated new orders totaled $225 million compared to $202 million in 2005. Consolidated sales were $202 million in 2006 and $192 million in 2005. The increases in new orders and sales were achieved despite unfavorable foreign currency translation effects of $6 million and $5 million, respectively. As discussed further below, the most significant improvements occurred in the machinery technologies-North America segment.
     Export orders from the U.S. were $19 million in the first quarter of 2006 compared to $16 million in 2005. Export sales from the U.S. totaled $17 million in both 2006 and 2005. Sales of all segments to non-U.S. markets, including exports, totaled $87 million in the first quarter of 2006 compared to $79 million in 2005. For the first quarters of 2006 and

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
2005, products sold outside the U.S. were approximately 43% and 41% of sales, respectively, while products manufactured outside the U.S. represented 39% and 37% of sales, respectively.
     Our backlog of unfilled orders at March 31, 2006 was $116 million, compared to $93 million at December 31, 2005 and $96 million at March 31, 2005. The increases in relation to the earlier dates are due principally to higher order levels for U.S.-built injection molding machines and extrusion systems.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 16.6% for the first quarter of 2006 while the margin for the comparable period of 2005 was 16.7%. In both 2005 and 2006, margins were negatively affected by increased material prices. The selective price increases we implemented were not always sufficient to offset the higher costs we incurred. Pension expense related to cost of goods sold was $2.5 million in 2006 and $2.3 million in 2005.
     In the first quarter of 2006, total selling and administrative expense was $34.2 million compared to $33.5 million in the comparable period of 2005. As a percentage of sales, selling expense was 12.7% in the first quarter of 2006 and 13.0% in 2005. Pension cost included in selling expense increased from $.6 million in 2005 to $.9 million in 2006. Administrative expense was virtually unchanged in relation to the first quarter of 2005. Costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404) were $1.5 million in both 2005 and 2006. However, these costs are expected to decrease in relation to 2005 for the remainder of the year.
     Other expense-net was income of $.1 million in the first quarter of 2006 and income of $1.0 million in the comparable period of 2005. The amount for 2005 includes income of $.9 million from the favorable settlement of litigation, while the amount for 2006 includes $.1 million of income from the adoption of a new accounting standard related to stock-based compensation.
     Interest expense net of interest income decreased from $8.2 million in the first quarter of 2005 to $7.6 million in the comparable period of 2006. The decrease was due principally to lower short-term borrowings in 2006.
Restructuring Costs
     The following paragraphs discuss some of the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs” that is included in Item 1 of Part I of this Form 10-Q which should be read in connection with the discussion that follows.
     In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. The total cost of the relocations will be approximately $13.9 million, including $.1 million in the first quarter of 2006 and $.3 million in the comparable period of 2005.
     In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions are resulting in restructuring expense of $1.6 million, including $.2 million in the first quarter of 2005. Expense related to these actions for all of 2006 is expected to be approximately $.1 million.
     In the fourth quarter of 2005, we announced that we plan to further reduce our cost structure by consolidating certain operations in both North America and Europe. One of the actions involves the consolidation of the European sales offices of the machinery technologies – Europe and mold technologies segments. This initiative began in 2005 and is continuing in 2006. For all of 2006, the cost of the consolidation is expected to be approximately $4 million, of which $.5 million was recorded in the first quarter. Cash costs for the year are expected to be approximately $4 million.
     In total, the actions that are discussed above resulted in pretax restructuring costs of $.6 million in the first quarter of 2006 and $.4 million in the comparable period of 2005. Cash costs totaled $1.2 million in the first quarter of 2005 and $.4 million in 2006.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
     The total annualized cost savings from the actions described above as well as certain other actions initiated in 2002 through 2005 is approximately $43 million, substantially all of which is being realized in 2006. In 2001, we also initiated restructuring actions intended to reduce our cost structure and consolidate manufacturing operations. Including the benefits of these actions as well as the 2002 through 2005 actions, we expect to realize pretax cost savings of approximately $77 million for all of 2006.
     Additional consolidation actions are being implemented in 2006, including reducing the cost structure of the injection molding machine manufacturing facility in Malterdingen, Germany and the consolidation of the mold technologies segment’s operations in North America and Europe. At Malterdingen, we have agreed with the works council on a plan to restructure the business based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure while allowing the company to work more closely with its customers. The restructuring is expected to result in a reduction of up to 90 employees. The mold technologies segment is also proceeding with its consolidation efforts to remodel its business to bring lower-cost, high-quality products to its customers. The consolidation actions are expected to result in restructuring charges of $9 to $12 million in the second quarter of 2006. Including additional charges to be recorded in subsequent quarters, the total cost is expected to be as much as $15 million. The cash cost is expected to be approximately $13 million spread over 2006 and the first half of 2007. We expect to generate annualized cost savings of about $15 million, of which $3 to $4 million will be realized late in 2006.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q.
     Machinery technologies — North America – In the first quarter of 2006, the machinery technologies – North America segment had new orders and sales of $114 million and $94 million, respectively. In the comparable period of 2005, new orders totaled $95 million while sales were $87 million. The increase in new orders was due principally to increased demand for injection molding machines and extrusion systems. The increase in sales reflects higher shipments of extrusion and blow molding systems. Sales of injection molding machines were essentially flat in relation to 2005. Despite the increase in sales, the segment’s operating profit excluding restructuring costs decreased from $1.9 million in 2005 to $1.4 million in 2006. Modestly improved pricing in 2006 was offset by cost increases for materials and the pursuit of strategic initiatives, including expanded global distribution and new products. The segment’s pension expense increased from $2.6 million in 2005 to $3.0 million in 2006 while costs related to SOX-404 compliance decreased modestly. Restructuring costs were $.1 million in 2006 and $.5 million in 2005. The amount for 2006 relates principally to carrying costs for the segment’s former blow molding systems manufacturing facility pending its sale. In 2005, the segment’s restructuring costs related principally to the closed facility, the relocation of the mold making operation that previously had operated in that facility and the overhead reduction initiatives that were begun in 2004.
     Machinery technologies — Europe — In the first quarter of 2006, the machinery technologies – Europe segment had new orders of $40 million, an increase of $5 million in relation to the comparable period of 2005. The segment’s sales increased from $34 million in 2005 to $36 million in 2006. Both increases were due principally to higher volume for blow molding systems and were achieved despite unfavorable currency effects of approximately $3.5 million each. Shipments of injection molding machines also increased. Excluding restructuring costs, the segment had an operating loss of $2.4 million in 2006 compared to a loss of $2.2 million in 2005. Operating results for blow molding systems improved but the profitability of the segment’s injection molding machine business was penalized by pricing pressures and an unfavorable mix of products shipped in the quarter. Costs related to SOX-404 compliance were flat in relation to 2005 but continued to penalize the segment’s results. The segment had restructuring costs of $.2 million in the first quarter of 2006 related to the previously discussed sales office consolidations. The segment’s costs for these restructuring initiatives for the remainder of 2006 are expected to be approximately $3.5 million.
     Mold technologies – In the first quarter of 2006, the mold technologies segment had new orders and sales of $44 million each. In the comparable period of 2005, new orders were $45 million and sales were $44 million. The segment’s orders and sales in 2006 were adversely affected by almost $1 million of unfavorable foreign currency translation effects. Orders and sales were essentially flat in North America but increased modestly in Europe as measured in euros.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
Excluding restructuring costs of $.3 million related to the previously discussed sales office consolidations, the segment had an operating profit of $1.9 million in 2006 compared to $2.3 million in 2005 as improved pricing did not fully offset higher material costs. Costs for SOX-404 compliance were slightly higher in 2006 and insurance cost for product liability increased by $.4 million.
     Industrial fluids — The industrial fluids segment had new orders and sales of $30 million each in the first quarter of 2006 compared to orders and sales of $27 million each in the comparable period of 2005. The improvements were due in part to the benefits of the selective price increases that have been implemented over the course of the last year to compensate for higher raw material costs and were achieved despite unfavorable currency effects of almost $1 million. Shipment volumes increased in both North America and Europe. The segment’s operating profit increased from $1.4 million in 2005 to $1.9 million in 2006 due in part to a $.7 million reduction in insurance cost for product liability. Rising raw material costs continued to penalize the segment’s results but the previously discussed sales price increases have helped to reduce their overall effect. The improvement in profitability in 2006 was achieved despite the absence of $.9 million of income in 2005 from the favorable settlement of litigation and a $.2 million increase in pension expense. SOX-404 compliance costs decreased modestly.
Loss Before Income Taxes
     Our pretax loss for the first quarter of 2006 was $8.7 million which includes restructuring costs of $.6 million. In the comparable period of 2005, our pretax loss was $8.9 million which includes restructuring costs of $.4 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgements – Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the first quarter of 2006. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $.9 million. In the first quarter of 2005, the provision for income taxes was $.2 million.
Net Loss
     Including restructuring costs, we had a net loss of $9.6 million, or $.25 per share, in the first quarter of 2006. In the first quarter of 2005, we had a net loss including restructuring costs of $9.1 million, or $.22 per share.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At March 31, 2006, we had outstanding forward contracts totaling $9.6 million. At December 31, 2005, forward contracts totaled $7.3 million and at March 31, 2005, we had outstanding forward contracts totaling $5.1 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at March 31, 2006, December 31, 2005 and March 31, 2005 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At March 31, 2006, we had fixed rate debt of $230 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $8 million. At December 31, 2005 and March 31, 2006, fixed rate debt totaled $230 million and $231 million, respectively. Floating rate debt totaled $10 million at December 31, 2005 and $8 million at March 31, 2006. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effects of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.
     On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of increasing interest expense for the first quarter of 2006 by $.2 million. At March 31, 2006, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would be approximately $.2 million. Actual positive or negative effects in future periods cannot be determined at this time.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     During the third quarter of 2005, one of our non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which expires on August 31, 2006, replaces an arrangement with another institution under which sales of receivables were made with recourse. At March 31, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the new agreement totaled $8.7 million and $8.4 million, respectively.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At March 31, 2006 and December 31, 2005, our maximum exposure under these arrangements totaled $5.7 million and $6.4 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
Contractual Obligations
     Our contractual obligations for the remainder of 2006 and beyond are shown in the table that follows. At March 31, 2006, obligations under operating leases are not significantly different from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
Contractual Obligations

			2007-	2009-		Beyond
(In millions)	Total	2006	2008	2010		2010

11 1/2% Senior Secured Notes due 2011	$225.0	$—	$—	$—		$225.0
Other long-term debt	1.7	.6	.6	.5		—
Capital lease obligations	13.0	1.5	4.2	5.2		2.1
Other long-term liabilities
Pension plan contributions (a)	52.2	2.2	50.0	(a	)	(a	)
Unfunded pension benefits (b)(c)	140.7	2.0	5.4	5.4		127.9
Postretirement medical benefits (c)(d)	15.5	.9	1.8	1.3		11.5
Insurance reserves (c)	21.7	1.6	12.1	4.5		3.5

Total	$469.8	$8.8	$74.1	$16.9		$370.0

(a)	We will be required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2006 and beyond. The amount shown above for 2006 is based on the current provisions of the plan, its current funded status and the discount rate required to be used for minimum funding purposes by the Pension Funding Act of 2004. This amount is not currently expected to change significantly, if at all. The amount shown in the 2007 – 2008 column is our current estimate of the minimum required contribution in 2007. However, actual contributions for years after 2006 cannot be precisely determined at this time because of the potential effects of new legislation pending in the U.S. Congress. If enacted, this legislation is expected to have the effect of increasing the total required contribution amounts but allowing them to be made over a longer period of time than under current law. Enactment of the legislation could significantly change the estimated minimum required contribution for 2007 that is presented above. In addition, interest rate relief measures that had been in place under the Pension Funding Act of 2004 expired on December 31, 2005 and have not been replaced. These relief measures allowed plan sponsors to use higher interest rates based on corporate bond yields to establish funding requirements than would have otherwise been the case. In this regard, current law would have required the yield on 30 year Treasury securities to be used if interest rate relief had not been in place. In the absence of interest rate relief or new legislation, funding requirements beyond 2006 could increase substantially. We are currently evaluating various funding alternatives, some of which have the potential of permitting us to satisfy our funding obligations over a longer period of time.

(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess liability carriers and other parties totaling $7.3 million.

(d)	As discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Retirement Benefit Plans,” we have moved prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers effective January 1, 2006. This change is expected to result in cash savings in excess of $1 million per year. The amounts presented above include estimates of these benefits.
     The above table excludes the contingent liabilities of up to $5.7 million related to the loan guarantees that are discussed above.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
Liquidity and Sources of Capital
     At March 31, 2006, we had cash and cash equivalents of $45 million, a decrease of $1 million from December 31, 2005. Of the $45 million of cash, approximately 85% was held in foreign accounts in support of our operations outside of North America. Were any non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions.
     Operating activities provided $4 million of cash in the first quarter of 2006 compared to a $6 million use of cash in 2005. The generation of cash in 2006 was due principally to increases in trade payables and other liabilities, the effects of which were partially offset by an increase in inventories in support of higher order levels. The usage of cash in 2005 was due principally to increases in inventories and to reductions in trade payables and other current liabilities, the combined effects of which were partially offset by reductions in customer receivables.
     Investing activities used $4 million of cash in the first quarter of 2006 and $1 million of cash in the comparable period of 2005. In both years, the usage of cash was due almost entirely to capital expenditures.
     In the first quarter of 2006, financing activities used $2 million of cash due principally to debt repayments. In the comparable period of 2005, financing activities used $17 million of cash for debt repayments, preferred stock dividends and to pay costs related to a rights offering that was completed in the fourth quarter of 2004.
     Our current ratio was 1.9 at March 31, 2006 compared to 2.0 at December 31, 2005.
     Total debt was $238 million at March 31, 2006 compared to $240 million at December 31, 2005.
     Total shareholders’ equity was a deficit of $11 million at March 31, 2006, a decrease of $6 million from December 31, 2005. The decrease was due principally to the loss incurred in the first quarter and – to a lesser degree – dividends on preferred stock. These effects were offset to some degree by favorable foreign currency translation adjustments due to the increased strength of the euro in relation to the dollar.
     On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our then-outstanding 8 3/8% Notes that were due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore and Mizuho converted the entire principal amount of the Series A Notes into 15 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
     Based on the assets included in the borrowing base as of March 31, 2006 and without giving effect to reserves and issuances of letters of credit (in each case, as discussed below), we had approximately $60 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base after consideration of reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of March 31, 2006, after giving effect to then-outstanding letters of credit, our availability after deducting the $11 million of reserves was approximately $41 million.
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
Financial Condition and Results of Operations
(Unaudited)
a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005 and also reduced the minimum cumulative consolidated EBITDA requirements for periods ending March 31, June 30 and September 30 of 2005. As discussed more fully below, the facility was further amended on February 10, 2006 to replace the previous covenant with a minimum cumulative total North America EBITDA requirement for 2006 that only becomes effective if borrowing availability falls below specified levels for specified periods.
     The facility also contains a limit on capital expenditures that was originally required to be complied with on a quarterly basis through September 30, 2005 but the facility was amended on February 11, 2005 to extend this test through December 31, 2005 and on February 10, 2006 to extend this test through 2006 as described below. We will also have to comply with a minimum fixed charge coverage ratio to be tested quarterly. This test was originally to have been effective for the fourth quarter of 2005 but was delayed by the February 11, 2005 amendment until the first quarter of 2006.
     Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, we must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement for the four quarters of fiscal year 2006 of $0.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will only apply during 2006 if our borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if our borrowing availability (net of reserves) remains above $17.5 million. During the first quarter of 2006, our average availability was approximately $40 million and we were therefore not subject to these covenants. If these two covenants should become effective in future periods, they can subsequently cease to apply if our borrowing availability remains above specified levels for specified periods.
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
     Our ability to continue to meet the cumulative total North America EBITDA covenant, if it becomes effective, and the minimum fixed charge coverage ratio covenant when it becomes effective will be contingent on a number of factors. These include sustaining strong order levels from the plastics processing industry and the resulting increases in our sales revenues and operating margins, our ability to absorb raw material price increases or pass such price increases through to customers, and our continued ability to realize the benefits of our cost reduction and process improvement initiatives. If we are unable to meet or exceed the covenants of our asset based facility, we will attempt to further renegotiate this covenant with our lenders to assure compliance. However, we cannot control our lenders’ actions and, if the negotiations are not successful, we could be forced to seek alternative sources of liquidity. This may include, but is not necessarily limited to, seeking alternative lenders, sales of assets or business units and the issuance of additional indebtedness or equity. Failure to meet or exceed the covenants of our asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate the indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there was a payment default or the maturity had been so accelerated, aggregated $15 million or more, and such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the

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
     At March 31, 2006, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $30 million, of which approximately $15 million was available under certain circumstances.
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
     None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a rating downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.
     Including internal costs related to the implementation of a new ERP system, capital expenditures for the remainder of 2006 are expected to be $9 to $10 million. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for the year.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Unaudited)
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2006 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2005 and products introduced and expected to be introduced in 2006;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future; and

•	our ability to extend our pension funding obligations for 2007 and beyond over a longer period of time, or otherwise be able to fund our pension funding obligations when they become due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 of Part I of this Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s first quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the first quarter of 2006 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations. There have been no material changes in the matters included in our From 10-K during the first quarter of 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes stock repurchases and reacquisitions for the quarter ended March 31, 2006.

	(a) Total			(c) Total Number of	(d) Maximum Number (or
	Number of		(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Shares (or		Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	Units)		per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased		(or Unit)	Plans or Programs (1)	or Programs (1)
January 1– January 31, 2006	—		—	—	—

February 1– February 28, 2006	22,628	(2)	3.72	—	—

March 1 – March 31, 2006	—		—	—	—
Total	22,628		3.72	—	—

(1)	As of March 31, 2006, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents 20,000 restricted shares forfeited by the grantee due to termination of employment and 2,628 shares cancelled to cover withholding taxes due at the vesting of restricted shares.

PART II Other Information
Item 6. Exhibits

Exhibit(3)	-	Certificate of Incorporation and Bylaws
Exhibit(4)	-	Instruments Defining the Rights of Security Holders, Including Indentures
Exhibit(10)	-	Material Contracts
Exhibit(11)	-	Statement Regarding Computation of Per-Share Earnings
Exhibit(31)	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit(32)	-	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.
Date: May 9, 2006	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Ross A. Anderson
Ross A. Anderson
Vice President – Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.	Page
10. Material Contracts:
10.1 Limited Waiver and Fifth Amendment to Financing Agreement
- Incorporated by reference to the company’s Form 8-K dated February 10, 2006
10.2 Form of Restricted Stock Agreement
- Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.3 Form of Phantom Share Account Agreement
- Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.4 Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 23, 2006
- Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.5 Form of Notice of Common Stock Credit
- Incorporated by reference to the company’s Form 8-K dated February 23, 2006
10.6 Cash Flow Improvement Award Agreement
- Incorporated by reference to the company’s Form 8-K dated March 27, 2006

Index to Exhibits

Exhibit No.	Page

11. Statement Regarding Computation of Per-Share Earnings	54

15. Letter Regarding Unaudited Interim Financial Information — not applicable

18. Letter Regarding Change in Accounting Principles — not applicable

19. Report Furnished to Security Holders — not applicable

22. Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23. Consent of Experts and Counsel — not applicable

24. Power of Attorney — not applicable

31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	55

31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	56

32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

99. Additional Exhibits – not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.