Form 10-Q
period 2006-06-30
MILACRON INC
filed 2006-08-08
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006
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
Yes ☐   No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2006: 51,412,414

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per-share amounts)	2006	2005	2006	2005

Sales	$211.1	$208.8	$413.5	$401.1
Cost of products sold	170.4	171.0	339.2	331.1
Cost of products sold related to restructuring	.4	—	.4	—

Total cost of products sold	170.8	171.0	339.6	331.1

Manufacturing margins	40.3	37.8	73.9	70.0
Other costs and expenses
Selling and administrative	38.3	33.7	72.5	67.2
Restructuring costs	8.4	.3	9.0	.7
Other (income) expense — net	(.9)	.2	(1.0)	(.8)

Total other costs and expenses	45.8	34.2	80.5	67.1

Operating earnings (loss)	(5.5)	3.6	(6.6)	2.9
Interest
Income	.2	.4	.4	.9
Expense	(8.1)	(7.4)	(15.9)	(16.1)

Interest — net	(7.9)	(7.0)	(15.5)	(15.2)

Loss from continuing operations before income taxes	(13.4)	(3.4)	(22.1)	(12.3)
Provision for income taxes	.9	1.0	1.8	1.2

Loss from continuing operations	(14.3)	(4.4)	(23.9)	(13.5)
Discontinued operations net of income taxes	—	.6	—	.6

Net loss	$(14.3)	$(3.8)	$(23.9)	$(12.9)

Net loss applicable to common shareholders	$(16.6)	$(5.3)	$(28.6)	$(15.9)

Loss (income) per common share — basic and diluted
Continuing operations	$(.34)	$(.12)	$(.59)	$(.34)
Discontinued operations	—	.01	—	.01

Net loss	$(.34)	$(.11)	$(.59)	$(.33)

Weighted-average common shares outstanding assuming dilution (in thousands)	48,216	47,600	48,116	47,560
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	June 30,	Dec. 31,
(In millions, except par value)	2006	2005

Assets
Current assets
Cash and cash equivalents	$41.9	$45.7
Notes and accounts receivable, less allowances of $8.2 in 2006 and $9.0 in 2005	119.9	117.7
Inventories
Raw materials	10.0	8.2
Work-in-process and finished parts	93.0	83.6
Finished products	73.7	69.3

Total inventories	176.7	161.1
Other current assets	43.4	44.3

Total current assets	381.9	368.8
Property, plant and equipment — net	117.1	114.2
Goodwill	86.1	83.7
Other noncurrent assets	99.5	104.9

Total assets	$684.6	$671.6

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$10.3	$4.1
Long-term debt and capital lease obligations due within one year	2.7	2.6
Trade accounts payable	83.8	76.4
Advance billings and deposits	19.1	22.6
Accrued and other current liabilities	84.1	76.3

Total current liabilities	200.0	182.0
Long-term accrued liabilities	271.6	261.4
Long-term debt	232.6	233.3

Total liabilities	704.2	676.7

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2006 and 2005)	114.5	112.9
Common shares, $.01 par value (outstanding: 51.4 in 2006 and 50.1 in 2005)	.5	.5
Capital in excess of par value	350.2	348.0
Contingent warrants	.5	.5
Accumulated deficit	(361.4)	(332.8)
Accumulated other comprehensive loss	(129.9)	(140.2)

Total shareholders’ deficit	(19.6)	(5.1)

Total liabilities and shareholders’ deficit	$684.6	$671.6

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders’ Equity (Deficit)
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
4% Cumulative Preferred Shares
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	113.7	112.9	112.9	112.9
Beneficial conversion feature	.8	—	1.6	—

Balance at end of period	114.5	112.9	114.5	112.9
Common shares
Balance at beginning of period	350.2	347.8	348.5	347.7
Transfer of restricted stock liability balances to equity in connection with adoption of a new accounting standard	—	—	1.3	—
Effect of change in method of accounting for restricted stock forfeitures	—	—	(.1)	—
Restricted stock expense	.2	—	.5	—
Reissuance of treasury shares	—	.2	—	.3
Issuance of previously unissued shares	.3	—	.5	—

Balance at end of period	350.7	348.0	350.7	348.0
Contingent warrants
Balance at beginning and end of the period	.5	.5	.5	.5
Accumulated deficit
Balance at beginning of period	(344.8)	(323.4)	(332.8)	(312.7)
Net loss for the period	(14.3)	(3.8)	(23.9)	(12.9)
Beneficial conversion feature related to 6% Series B Convertible Preferred Stock	(.8)	—	(1.6)	—
Dividends declared or accrued
4% Cumulative Preferred shares	—	—	(.1)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.4)	(3.0)	(2.9)

Balance at end of period	(361.4)	(328.6)	(361.4)	(328.6)
Accumulated other comprehensive loss
Balance at beginning of the period	(137.0)	(108.9)	(140.2)	(104.0)
Foreign currency translation adjustments	7.3	(9.3)	10.5	(14.2)
Other	(.2)	—	(.2)	—

Balance at end of period	(129.9)	(118.2)	(129.9)	(118.2)

Total shareholders’ equity (deficit)	$(19.6)	$20.6	$(19.6)	$20.6

Net loss for the period	$(14.3)	$(3.8)	$(23.9)	$(12.9)
Change in accumulated other comprehensive loss	7.1	(9.3)	10.3	(14.2)

Total comprehensive loss	$(7.2)	$(13.1)	$(13.6)	$(27.1)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(14.3)	$(3.8)	$(23.9)	$(12.9)
Operating activities providing (using) cash
Net gains on divestitures of discontinued operations	—	(.6)	—	(.6)
Depreciation and amortization	4.2	4.6	8.3	9.1
Restructuring costs	8.8	.3	9.4	.7
Deferred income taxes	.6	—	.5	.1
Working capital changes
Notes and accounts receivable	1.8	(1.9)	.6	3.3
Inventories	(5.9)	(2.4)	(12.6)	(11.4)
Other current assets	1.8	(.6)	1.7	2.0
Trade accounts payable	(3.0)	2.5	5.5	(2.1)
Other current liabilities	(13.8)	(5.9)	(8.0)	(6.8)
Decrease in other noncurrent assets	7.7	2.1	7.5	2.5
Increase in long-term accrued liabilities	3.7	2.9	6.3	7.1
Other-net	.4	.1	1.0	.1

Net cash used by operating activities	(8.0)	(2.7)	(3.7)	(8.9)
Investing activities cash flows
Capital expenditures	(3.9)	(1.8)	(7.6)	(3.3)
Net disposals of property, plant and equipment	—	1.9	—	2.1

Net cash provided (used) by investing activities	(3.9)	.1	(7.6)	(1.2)
Financing activities cash flows
Repayments of long-term debt	(.4)	(.4)	(1.0)	(4.2)
Increase (decrease) in short-term borrowings	7.9	(.3)	6.1	(10.5)
Debt issuance costs	—	—	—	(.6)
Costs of 2004 rights offering	—	—	—	(1.1)
Dividends paid	(.1)	(1.5)	(.1)	(3.1)

Net cash provided (used) by financing activities	7.4	(2.2)	5.0	(19.5)
Effect of exchange rate fluctuations on cash and cash equivalents	1.8	(1.5)	2.5	(2.2)

Decrease in cash and cash equivalents	(2.7)	(6.3)	(3.8)	(31.8)
Cash and cash equivalents at beginning of period	44.6	43.7	45.7	69.2

Cash and cash equivalents at end of period	$41.9	$37.4	$41.9	$37.4

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
Pro Forma Loss

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions, except per-share amounts)	2005	2005
Net loss as reported	$(3.8)	$(12.9)
Effect on reported loss of accounting for stock options at fair value	—	—

Pro forma net loss	$(3.8)	$(12.9)

Net loss per common share - basic and diluted
As reported	$(.11)	$(.33)

Pro forma	$(.11)	$(.33)

     The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the early vesting of all stock options outstanding as of that date. In the second quarter of 2005 and for the six months ended June 30, 2005, the pro forma expense amount related to stock options granted subsequent to April 15, 2004 was less than $.1 million.
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
     Under the provisions of SFAS No. 123R, the company continues to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards and activity for the second quarter of 2006 and the six months ended June 30, 2006 are presented in the note captioned “Stock-Based Compensation.” Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant date and revised as necessary over the vesting period. Accordingly, the company has made estimates of future forfeitures for those awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount was included as income in other expense-net in the Consolidated Condensed Statement of Operations (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.
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
     The adoption of SFAS No. 123R had the effect of decreasing the company’s loss before income taxes and net loss for the second quarter of 2006 by less than $.1 million. Excluding the first quarter adjustment for forfeitures, the effect of the change was to increase the applicable loss amounts for the six months ended June 30, 2006 by approximately $.1 million. Including the adjustment for forfeitures, the effect for the year-to-date period was de-minimis. In all cases, there was no effect on the applicable loss per common share amounts.
Recently Issued Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48). This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation, which is effective for fiscal years beginning after December 31, 2006, also provides guidance regarding the derecognition of tax positions, their classification in the statement of financial position and accounting for possible interest and penalties. The company is currently evaluating the provisions of FIN No. 48 but has not yet reached any conclusions regarding its possible effect.
Restructuring Costs
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The net cost of the integration was $11.1 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.9 million was charged to expense. This amount is net of gains of $.2 million in 2005 from the sale of two previously idled manufacturing facilities. Of the total cost of the plan, $4.4 million related to employee termination benefits, $2.7 million to facility exit costs and $4.0 million to other costs, including $3.1 million to relocate employees, inventory and machinery and equipment. The total cash cost of the integration through the end of 2006 will be approximately $8.9 million. Cash costs for all of 2006 will be approximately $.2 million, of which $.1 million was spent in the first two quarters. The non-cash costs of the integration related principally to write-downs of the idle facilities in 2003 and 2004. At June 30, 2006, reserves for employee termination benefits totaled $.7 million and relate to supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, are resulting in restructuring costs of $14.3 million, including $.6 million in the first two quarters of 2006 and $.5 million in the comparable period of 2005. The amount for 2006 includes a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility based on a revised estimate of its fair value. The facility is expected to be sold during the third quarter of 2006. Of the total cost of $14.3 million, $1.5 million relates to employee termination costs, $7.0 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $3.9 million to other move-related costs, including employee, inventory and machinery and equipment relocation. Excluding any proceeds from the sale of the Manchester facility, the cash cost of the relocations will be approximately $6.5 million. This amount includes $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $4.4 million for other costs, principally to relocate inventory and machinery and equipment. The non-cash cost of $7.8 million relates principally to the previously discussed adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
     In the second quarter of 2004, the company initiated actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004 and $.4 million in 2005. Of the latter amount, $.3 million was recorded in the first two quarters. An additional $.1 million is expected to be expensed in 2006 in connection with these actions. Termination benefits account for $1.0 million of the total cost while facility exit costs represent a substantial majority of the remaining $.6 million. Total cash costs are expected to be approximately $1.3 million. In 2005, $.5 million was spent, including $.4 million in the first two quarters. An additional $.1 million will be spent in 2006. The cash costs include $.9 million for severance and $.4 million for facility exit and moving costs. These actions resulted in the elimination of 63 positions, a majority of which occurred during 2004.
     In both 2003 and 2004, the company initiated actions to further reduce the overhead cost structure of its European mold base and components business. These actions were substantially completed in 2004 and 2005. However, the company incurred additional costs in the second quarter of 2006 of $.3 million. This amount relates principally to the resolution of legal issues related to earlier employee terminations.
     In the fourth quarter of 2005, the company initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in restructuring expense of $.2 million in 2005 and $.1 million in the second quarter of 2006. The cash cost of the closure will be less than $.2 million, all of which will be spent in 2006. Of this amount, $.1 million was spent in the second quarter.
     In the fourth quarter of 2005, the company announced that it plans to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the consolidation of the European sales offices of the machinery technologies — Europe and mold technologies segments — was initiated in the fourth quarter of 2005 and is being continued in 2006. The 2005 actions involved the sale of a majority ownership interest in an injection molding machinery sales subsidiary in The Netherlands and the sale of a surplus warehouse in Denmark. Expense related to these actions totaled $.3 million in 2005 and approximately $3.7 million of additional expense related to other locations is expected to be incurred in 2006. Of the total amount for 2006, $.6 million was charged to expense in the first two quarters. The cost reduction measures announced in 2005 and implemented in 2006 also include the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of marketing and administrative functions. Expense related to these actions is expected to total approximately $1.4 million in 2006. Of this amount, $1.1 million was expensed in the first two quarters. In total, the net cash costs related to the sales office and mold base and components reorganizations are expected to be $4.9 million, a majority of which will be spent in 2006. In the first two quarters of 2006, $.5 million was spent. Severance and other termination benefits represent approximately 50% of both the total expense and cash cost of these initiatives.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business is being restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The restructuring is expected to result in up to 90 headcount reductions, including 35 that occurred in the second quarter. The cost of the restructuring is

Notes to Consolidated Condensed Financial Statements
(Unaudited)
expected to be approximately $8.2 million, almost all of which relates to severance and other termination benefits. In the second quarter of 2006, $5.2 million was charged to expense and the remaining $3.0 million is expected to be recorded in the third quarter. The cash cost — all of which relates to termination benefits — will also be approximately $8.2 million. Of this amount, $4.1 million was spent in the second quarter of 2006 and a large majority of the remaining $4.1 million will be spent in the second half of the year.
     In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at an expected cost of $1.9 million. In the second quarter of 2006, a total of $1.5 million was charged to expense including $1.3 million for benefits related to the termination of 21 employees. The cash cost of the plant reorganization is expected to be approximately $1.8 million, including $1.5 million in 2006. Of the latter amount, $.8 million was spent in the second quarter.
     Additional restructuring actions are expected to be implemented later in 2006, including initiatives that are intended to further reduce the cost structure of the mold technologies segment’s operations in North America and Europe.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions that are described above.
Restructuring Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

EOC and Reform integration	$(.1)	$—	$(.1)	$(.1)
Relocation of blow molding machinery and mold manufacturing	.5	.2	.6	.5
North America plastics machinery overhead reductions	—	.1	.1	.3
Additional European mold base reductions	.3	—	.3	—
Closure of metalworking fluids operation	.1	—	.1	—
Downsizing of Germany mold base facility	1.5	—	1.5	—
Reorganization of Germany injection molding machinery facility	5.2	—	5.2	—
Consolidation of European mold component operations	1.3	—	1.7	—

Total restructuring costs	$8.8	$.3	$9.4	$.7

     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the second quarters of 2006 and 2005 and the six month periods ended June 30, 2006 and 2005.
Restructuring Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Accruals for termination benefits and facility exit costs	$6.7	$—	$6.7	$.2
Adjustments of assets to realizable values and gains and losses on disposal	.5	(.1)	.5	(.2)
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	.4	—	.4	—
Inventory and machinery relocation	.1	.1	.1	.1
Severance and facility exit costs	1.5	.3	1.7	.7
Other	(.3)	.1	.1	.1
Reserve reversals	—	(.1)	—	(.1)

	8.9	.3	9.5	.8
Costs related to EOC and Reform integration	(.1)	—	(.1)	(.1)

Total restructuring costs	$8.8	$.3	$9.4	$.7

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

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.
Restructuring Reserves

	Three Months Ended				Six Months Ended
	June 30, 2006				June 30, 2006
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration Termination benefits	$.7	$—	$—	$.7	$.7	$—	$—	$.7
Facility exit costs	—	—	—	—	.1	—	(.1)	—

	.7	—	—	.7	.8	—	(.1)	.7

Restructuring costs Termination benefits	.3	5.7	(4.0)	2.0	.4	5.7	(4.1)	2.0
Facility exit costs	.2	1.0	—	1.2	.2	1.0	—	1.2

	.5	6.7	(4.0)	3.2	.6	6.7	(4.1)	3.2

Total reserves	$1.2	$6.7	$(4.0)	$3.9	$1.4	$6.7	$(4.2)	$3.9

Restructuring Reserves

	Three Months Ended				Six Months Ended
	June 30, 2005				June 30, 2005
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration Termination benefits	$1.0	$—	$(.2)	$.8	$1.0	$—	$(.2)	$.8
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.3	—	(.2)	1.1	1.3	—	(.2)	1.1

Restructuring costs Termination benefits	.8	—	(.2)	.6	1.3	.2	(.9)	.6
Facility exit costs	.2	—	(.1)	.1	.2	—	(.1)	.1

	1.0	—	(.3)	.7	1.5	.2	(1.0)	.7

Total reserves	$2.3	$—	$(.5)	$1.8	$2.8	$.2	$(1.2)	$1.8

     Approximately $2.0 million of the $3.9 million of reserves related to restructuring actions is expected to be utilized in the second half of 2006. An additional $.8 million is expected to be used in the first half of 2007. A large portion of the remaining $1.1 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and income or expense for postretirement health care for the second quarters of 2006 and 2005 and the six month periods ended June 30, 2006 and 2005.
Pension Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Service cost	$1.3	$1.1	$2.6	$2.3
Interest cost	8.3	8.4	16.6	16.7
Expected return on plan assets	(8.0)	(8.1)	(16.1)	(16.4)
Amortization of prior service cost	.2	.1	.4	.3
Amortization of unrecognized gains and losses	2.7	2.7	5.5	5.1

Expense for the period	$4.5	$4.2	$9.0	$8.0

Postretirement Health Care (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Service cost	$—	$.1	$—	$.1
Interest cost	.1	.4	.2	.7
Amortization of effect of plan amendment	(.5)	—	(.9)	—
Amortization of unrecognized gains	—	(.1)	(.1)	(.1)

Postretirement health care (income) expense	$(.4)	$.4	$(.8)	$.7

     Under current law, the company is required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees of approximately $2.7 million in 2006. During the first half of the year, $1.5 million was contributed. However, the company intends to make a voluntary contribution to the plan of approximately $30 million in September 2006. Credit for this prefunding will eliminate any required contributions payable in 2007 — previously estimated at approximately $50 million — and potentially reduce contributions required in 2008. Contributions required in 2008 and beyond will be based on recently passed legislation that is expected to be signed into law by the president in the near future. The company is currently working with its consulting actuaries to analyze the potential effects of this legislation. However, funding requirements for years beyond 2007 cannot be precisely estimated at this time. The company intends to fund the 2006 prepayment amount through the liquidation or sale of certain non-core, non-operating assets.
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

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
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
      Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax will be phased out ratably over the years 2006 through 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out. On April 1, 2006, additional guidance was issued by the Ohio Department of Taxation, which allows taxpayers, through an affirmative election made by July 1, 2006, to convert a portion of qualified Ohio net operating loss carryforwards into tax credits to be applied, pursuant to annual limitations, against the commercial activity tax beginning in 2010 and ending in 2030. On June 14, 2006, the company made the election to convert approximately $23 million of its $132 million of Ohio net operating loss carryforwards to commercial activity tax credits of approximately $4.2 million which has a net present value of $1.4 million. The commercial activity tax is a “gross receipts tax” which is accounted for as an item of income or expense before income taxes. Accordingly, the $1.4 million credit was recorded as non-cash income before income taxes in the second quarter of 2006.
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
     As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, all of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. The review of the company’s qualified tax planning strategies at June 30, 2006 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding increase in accumulated deficit in the period of the adjustment.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $2 million in the first half of 2006. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in 2006. However, results for the second quarter of 2006 and the six month period ended June 30, 2006 include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter provision for income taxes of

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
$.9 million and a provision of $1.8 million for the six month period ended June 30, 2006. For the second quarter of 2005 and the first half of the year, the provisions for income taxes were $1.0 million and $1.2 million, respectively.
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
Receivables
     During the third quarter of 2005, one of the company’s non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which is expected to be renewed for a one year period on August 31, 2006, replaced an arrangement with another institution under which sales of receivables were made with recourse. At June 30, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the new agreement totaled $10.8 million and $8.4 million, respectively.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At June 30, 2006 and December 31, 2005, the company’s maximum exposure under these arrangements totaled $5.7 million and $6.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $86.1 million at June 30, 2006 and $83.7 million at December 31, 2005. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	June 30,	Dec. 31,
(In millions)	2006	2005

Deferred income taxes	$25.7	$25.3
Recoverables from excess liability carriers	3.2	3.2
Refundable income taxes	.2	3.8
Other	14.3	12.0

	$43.4	$44.3

Other Noncurrent Assets

	June 30,	Dec. 31,
(In millions)	2006	2005

Deferred income taxes net of valuation allowances	$62.6	$60.2
Recoverables from excess liability carriers	4.4	4.2
Intangible assets other than goodwill	2.1	2.6
Other	30.4	37.9

	$99.5	$104.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	June 30,	Dec. 31,
(In millions)	2006	2005

Accrued salaries, wages and other compensation	$19.6	$19.6
Taxes payable other than income taxes	9.3	8.1
Reserves for post-closing adjustments on divestitures	1.9	2.0
Accrued and deferred income taxes	8.4	8.3
Accrued insurance and self-insurance reserves	12.4	11.3
Other accrued expenses	32.5	27.0

	$84.1	$76.3

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Balance at beginning of period	$5.8	$6.1	$5.6	$6.5
Accruals	.8	1.0	1.7	2.0
Payments	(.8)	(.8)	(1.4)	(1.6)
Warranty expirations	(.3)	(.1)	(.4)	(.6)
Foreign currency translation adjustments	.1	(.1)	.1	(.2)

Balance at end of period	$5.6	$6.1	$5.6	$6.1

     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	June 30,	Dec. 31,
(In millions)	2006	2005

Accrued pensions and other compensation	$41.0	$39.8
Minimum pension liability	153.7	148.5
Accrued postretirement health care benefits	24.8	26.4
Self-insurance reserves	23.6	24.0
Accrued and deferred income taxes	12.3	10.2
Reserves for post-closing adjustments on divestitures	5.5	5.6
Other	10.7	6.9

	$271.6	$261.4

     As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $7.6 million in 2006 and $7.4 million in 2005. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement by the excess carriers unless other payment arrangements are negotiated.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Refinancing Transactions
     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the company’s then-outstanding 8⅜% Notes that were due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
     On May 26, 2004, Milacron Escrow Corporation, a wholly-owned, direct subsidiary of the company created solely to issue notes and to merge with and into the company, issued $225 million in aggregate principal amount of 11⅝% Senior Secured Notes due 2011 in a private placement. The proceeds of this issuance were initially placed in escrow. On June 10, 2004, the conditions for release of the proceeds from escrow were satisfied, including the consummation of the merger of Milacron Escrow Corporation with and into the company.
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
     On June 10, 2004, the company applied the proceeds of the issuance of the 11½% Senior Secured Notes due 2011, together with $7.3 million in borrowings under the asset based facility and approximately $10.3 million of cash on hand, to:
•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7⅝% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. The company also used $17.4 million in availability under the asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	June 30,	Dec. 31,
(In millions)	2006	2005

Asset based credit facility due 2008	$8.0	$2.2
Borrowings under other lines of credit	2.3	1.9

	$10.3	$4.1

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
     In addition, the facility originally contained a limit on capital expenditures to be complied with on a quarterly basis through September 30, 2005 but the facility was amended on February 11, 2005 to extend the limit through December 31, 2005 and on February 10, 2006 to extend the limit through 2006 as described below. The company will also have to comply with a minimum fixed charge coverage ratio to be tested quarterly. This test was originally to be required beginning in the fourth quarter of 2005 but on February 11, 2005 the company reached an agreement with the lenders to delay it until the first quarter of 2006.
     Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, the company must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement that could become effective for the four quarters of fiscal year 2006 of $.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital

Notes to Consolidated Condensed Financial Statements
(Unaudited)
expenditure limitation through December 31, 2006. These two covenants, however, will apply during 2006 only if the company’s borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if the company’s borrowing availability (net of reserves) remains above $17.5 million. During the second quarter of 2006, the company’s average availability was greater than $17.5 million and the company was therefore not subject to these covenants. If these two covenants should become effective in future periods, they can subsequently cease to apply if the company’s borrowing availability remains above specified levels for specified periods.
     The February 11, 2005 amendment also corrected a minor technical violation related to an investment and allowed for a change in the method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Concurrently with the February 11, 2005 amendment, the company made a $2.5 million prepayment of the facility from the proceeds of a rights offering (see Shareholders’ Equity). The company subsequently used additional proceeds to repay the remaining amounts drawn under the facility at that time.
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
     At June 30, 2006, $16 million of the asset based credit facility was utilized, including borrowings of $8 million and letters of credit of $8 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at June 30, 2006 was approximately $36 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility at June 30, 2006 was 7.9%.
     At June 30, 2006, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $31 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $14 million was available to the company under these lines under certain circumstances.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	June 30,	Dec. 31,
(In millions)	2006	2005

11 1/2% Senior Secured Notes due 2011	$220.9	$220.6
Capital lease obligations	12.8	13.4
Other	1.6	1.9

	235.3	235.9
Less current maturities	(2.7)	(2.6)

	$232.6	$233.3

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
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $207.6 million as of June 30, 2006. The carrying amount of the company’s other long-term debt approximates fair value.
     On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense by $.3 million for the second quarter of 2006 and increasing interest expense by $.5 million for the six month period ended June 30, 2006. Any positive or negative effects in future periods cannot be determined at this time. The fair value of the swap, which is included in other noncurrent liabilities in the Consolidated Condensed Balance Sheets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At June 30, 2006 and December 31, 2005, the fair value of the swap was $1.2 million and $.7 million, respectively.
     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying either cash or pay-in-kind dividends under the terms of its asset based credit facility and the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Short-Term Borrowings and Long-Term Debt). No dividends were declared with respect to the Series B Preferred Stock in the first two quarters of 2006. Consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At June 30, 2006, accrued and unpaid dividends totaled $3.0 million. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock are currently convertible into approximately 57.1 million common shares. As discussed further below, however, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of June 30, 2006, the outstanding Series B Preferred Stock represented approximately 52% of the voting power of the company’s outstanding equity securities. In addition, as holders of Series B Preferred Stock, such holders have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one).
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Initially, Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) owned 100% of the Series B Preferred Stock. On June 1, 2005 Glencore transferred to Triage Offshore Funds, Ltd. (Triage) 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, the collective holdings of Series B Preferred Stock of Glencore and Mizuho at December 31, 2005 represented approximately 46.6% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid. However, during the first quarter of 2006, Triage sold its 62,500 shares of Series B Preferred Stock to an institutional investor and Mizuho sold its 150,000 shares of Series B Preferred Stock to four other such investors.
     The Series B Preferred Stock is currently convertible into approximately 57.1 million common shares. However, if in the future the company has the ability to pay dividends in additional shares of Series B Preferred Stock and were to elect to do so beginning in the third quarter of 2006 and assuming no conversions of Series B Preferred Stock into common shares, the number of as converted shares could increase to as many as 84.9 million. Based on the common shares actually outstanding as of June 30, 2006, this would represent approximately 62% of the company’s as converted common equity.
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders thereof to acquire common shares of the company at an effective conversion price that is less than their fair value per common share of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on an effective conversion price of approximately $2.08 per common share for 50.0 million shares. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the effective conversion price to approximately $1.82 per common share for 57.1 million shares. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the first two quarters of 2006, $1.6 million of the increase was recorded and an additional $1.5 million will be recognized during the remainder of the year. The change in the recorded value of the beneficial conversion feature in 2006 has been added to the net loss amounts for the second quarter of 2006 and the six month period ended June 30, 2006 in calculating the applicable loss per common share amounts.
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
     On June 25, 2004, as permitted by the terms of the agreement with Glencore and Mizuho, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering. The registration statement was declared effective by the SEC on October 6, 2004. Each right was exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which expired on December 10, 2004, resulted in the reissuance of 12,716,175 treasury shares and net cash proceeds of $24.2 million after deducting the related costs, including $1.1 million that was paid in the first quarter of 2005. Of the total shares issued in the rights offering, 36,600 shares were cancelled to cover withholding taxes owed by certain holders of restricted stock who participated in the offering. As permitted under the terms of the agreement with Glencore and Mizuho, the company had the option of using the proceeds of the offering to redeem a portion of the Series B Preferred Stock. However, the company elected to use the proceeds to repay short-term borrowings and invest the surplus cash for the purpose of improving its liquidity and to provide increased financial flexibility to satisfy anticipated working capital needs and higher levels of capital spending.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     In the first two quarters of 2006, a total of 1,369,852 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 70,628 restricted shares were cancelled during the first two quarters, of which 22,628 were added to the treasury share balance. After giving effect to the reissuance of 700 treasury shares during the first quarter, the treasury share balance at June 30, 2006 was 32,762 shares.
     A total of 1,244,421 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans in the first two quarters of 2005. This amount was offset by the cancellation of 6,780 restricted shares that were added to the treasury share balance. The treasury share balance at June 30, 2005 was 33,939 shares.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:
Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Net loss	$(14.3)	$(3.8)	$(23.9)	$(12.9)
Foreign currency translation adjustments	7.3	(9.3)	10.5	(14.2)
Change in fair value of foreign currency contracts	(.2)	—	(.2)	—

Total comprehensive loss	$(7.2)	$(13.1)	$(13.6)	$(27.1)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	June 30,	Dec. 31,
(In millions)	2006	2005

Foreign currency translation adjustments	$(16.5)	$(27.0)
Minimum pension liability adjustment (a)	(113.2)	(113.2)
Change in fair value of foreign currency contracts	(.2)	—

Accumulated other comprehensive loss	$(129.9)	$(140.2)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million that was recorded in 2002.
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
     The tables that follow summarize stock options outstanding and stock option activity for the second quarter of 2006 and the six month period ended June 30, 2006.
Stock Options

	Three Months Ended
	June 30, 2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at March 31, 2006	2,766,150	$18.27	2.4
Forfeitures	(18,250)	17.70	2.6

Outstanding at June 30, 2006	2,747,900	18.27	2.2

Exercisable at June 30, 2006	2,736,900	18.32	2.2

Stock Options

	Six Months Ended
	June 30, 2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at December 31, 2005	3,180,700	$19.22	2.4
Cancellations	(405,675)	25.75	—
Forfeitures	(27,125)	17.39	2.5

Outstanding at June 30, 2006	2,747,900	18.27	2.2

Exercisable at June 30, 2006	2,736,900	18.32	2.2

     As of June 30, 2006, the exercise prices of all outstanding stock options were in excess of the market value of the company’s common shares at that date and the stock options therefore had no intrinsic value.
     In the second quarter of 2004, 14,000 stock options having a weighted-average fair value of $2.72 were granted. No stock options have subsequently been granted. The fair value of the 2004 grants was determined using the Black-Scholes option pricing model. Beginning in the first quarter of 2006, the expense related to these stock options (which is de minimis) is being recorded in the company’s primary

Notes to Consolidated Condensed Financial Statements
(Unaudited)
financial statements rather than being disclosed on a pro forma basis. All other outstanding stock options are fully vested and therefore no further expense is being recorded.
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
     In addition to grants of deferred shares to non-employee directors, the 2004 Plan permits the granting of awards denominated in shares of common stock to employees. As is the case for deferred shares granted to non-employee directors, share certificates are not issued at the grant date. Such awards may be settled through the issuance of share certificates at the vesting date or in cash based on the fair value of the underlying common shares at the vesting date. Similar to grants of restricted stock, deferred share grants to employees may include “management objectives,” the attainment of which governs the extent to which the related awards vest. The first employee grants under the provisions of the 2004 Plan were made in 2005. However similar awards were made in prior years.
     Summaries of restricted stock and deferred share activity for the second quarter of 2006 and the six months ended June 30, 2006 are presented in the tables that follow.
Restricted Stock and Deferred Shares

	Three Months Ended
	June 30, 2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value

Balance at March 31, 2006 (a)	4,216,893	$2.97
Vested	(45,373)	1.84
Forfeited	(67,504)	3.35

Balance at June 30, 2006 (a)	4,104,016	2.97

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Restricted Stock and Deferred Shares

	Six Months Ended
	June 30, 2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value

Balance at December 31, 2005 (a)	2,823,313	$3.67
Granted	1,458,521	1.61
Vested	(88,707)	2.31
Forfeited	(89,111)	3.52

Balance at June 30, 2006 (a)	4,104,016	2.97

(a)	Restricted shares and deferred shares the vesting of which is contingent on the attainment of specified financial objectives totaled 1,990,000 at December 31, 2005, 1,975,000 at March 31, 2006 and 1,942,500 at June 30, 2006.
     At June 30, 2006, there was a total of $2.4 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 2.1 years, including approximately $.6 million in the last two quarters of 2006. The total fair value of the shares that vested in the first two quarters of 2006 was $.1 million.
     The total cost charged to expense for share-based compensation was $.2 million in the second quarter of 2006 and $.7 million for the six months ended June 30, 2006. In the first six months of 2005, expense related to share-based compensation was $1.0 million. The amount for the second quarter of 2005 was de-minimis. The amounts for 2006 relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations in either 2006 or 2005 because any changes in the related deferred tax assets were fully offset by changes in valuation allowances (see Income Taxes).
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results by segment for the second quarters of 2006 and 2005 and for the six month periods ended June 30, 2006 and 2005 are presented in the following tables.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Total Sales by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Plastics technologies
Machinery technologies — North America	$106.9	$95.4	$201.0	$182.5
Machinery technologies — Europe	39.9	41.5	76.2	75.8
Mold technologies	38.9	44.4	83.3	88.6
Eliminations (a)	(3.9)	(.6)	(6.0)	(.9)

Total plastics technologies	181.8	180.7	354.5	346.0
Industrial fluids	29.3	28.1	59.0	55.1

Total sales	$211.1	$208.8	$413.5	$401.1

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Plastics technologies
Machinery technologies — North America	$106.7	$95.4	$200.7	$182.5
Machinery technologies — Europe	36.2	40.9	70.5	74.9
Mold technologies	38.9	44.4	83.3	88.6

Total plastics technologies	181.8	180.7	354.5	346.0
Industrial fluids	29.3	28.1	59.0	55.1

Total sales	$211.1	$208.8	$413.5	$401.1

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
Operating Information by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$4.5	$4.9	$5.9	$6.8
Machinery technologies — Europe	(1.2)	(.5)	(3.6)	(2.7)
Mold technologies	.3	.7	2.2	3.0

Total plastics technologies	3.6	5.1	4.5	7.1
Industrial fluids	2.9	1.9	4.8	3.3
Restructuring costs (a)	(8.8)	(.3)	(9.4)	(.7)
Corporate expenses	(3.1)	(3.0)	(6.4)	(6.6)
Other unallocated expenses (b)	(.1)	(.1)	(.1)	(.2)

Operating earnings (loss)	(5.5)	3.6	(6.6)	2.9
Interest expense-net	(7.9)	(7.0)	(15.5)	(15.2)

Loss before income taxes	$(13.4)	$(3.4)	$(22.1)	$(12.3)

(a)	In the second quarter of 2006, $.5 million relates to machinery technologies — North America, $5.6 million relates to machinery technologies — Europe, $2.6 million relates to mold technologies and $.1 million to industrial fluids. In the second quarter of 2005, the entire amount relates to machinery technologies — North America. For the six months ended June 30, 2006, $.6 million relates to machinery technologies — North America, $5.8 million relates to machinery technologies — Europe, $2.9 million relates to mold technologies and $.1 million to industrial fluids. For the six months ended June 30, 2005, $.8 million relates to machinery technologies — North America and $(.1) million relates to mold technologies.

(b)	Represents financing costs.
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

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.
Loss Applicable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Net loss	$(14.3)	$(3.8)	$(23.9)	$(12.9)
Dividends on preferred shares	(1.5)	(1.5)	(3.1)	(3.0)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.8)	—	(1.6)	—

Loss applicable to common shareholders	$(16.6)	$(5.3)	$(28.6)	$(15.9)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).
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

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
Consolidating Statement of Operations

	Three Months Ended June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$141.0	$76.5	$(6.4)	$211.1
Cost of products sold	3.6	111.9	61.3	(6.4)	170.4
Cost of products sold related to restructuring	—	—	.4	—	.4

Total costs of products sold	3.6	111.9	61.7	(6.4)	170.8

Manufacturing margins	(3.6)	29.1	14.8	—	40.3

Other costs and expenses
Selling and administrative	6.2	17.2	14.9	—	38.3
Restructuring costs	—	.5	7.9	—	8.4
Other expense — net	(.9)	—	—	—	(.9)

Total other costs and expenses	5.3	17.7	22.8	—	45.8

Operating earnings (loss)	(8.9)	11.4	(8.0)	—	(5.5)
Other non-operating expense (income)
Intercompany management fees	(.8)	.8	—	—	—
Intercompany interest	(8.4)	9.0	(.6)	—	—
Equity in (earnings) losses of subsidiaries	6.5	4.5	—	(11.0)	—
Other intercompany transactions	(.1)	.4	(.3)	—	—

Total other non-operating expense (income)	(2.8)	14.7	(.9)	(11.0)	—

Earnings (loss) before interest and income taxes	(6.1)	(3.3)	(7.1)	11.0	(5.5)
Interest expense — net	(8.1)	.3	(.1)	—	(7.9)

Earnings (loss) before income taxes	(14.2)	(3.0)	(7.2)	11.0	(13.4)
Provision for income taxes	—	.2	.7	—	.9

Net earnings (loss)	$(14.2)	$(3.2)	$(7.9)	$11.0	$(14.3)

Notes to Consolidated Condensed Financial Statements
 (Unaudited)
Consolidating Statement of Operations

	Six Months Ended June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$273.6	$150.5	$(10.6)	$413.5
Cost of products sold	5.7	222.2	121.9	(10.6)	339.2
Cost of products sold related to restructuring	—	—	.4	—	.4

Total cost of products sold	5.7	222.2	122.3	(10.6)	339.6

Manufacturing margins	(5.7)	51.4	28.2	—	73.9

Other costs and expenses
Selling and administrative	13.3	30.0	29.2	—	72.5
Restructuring costs	—	.6	8.4	—	9.0
Other expense — net	(1.0)	.1	(.1)	—	(1.0)

Total other costs and expenses	12.3	30.7	37.5	—	80.5

Operating earnings (loss)	(18.0)	20.7	(9.3)	—	(6.6)
Other non-operating expense (income)
Intercompany management fees	(3.9)	3.9	—	—	—
Intercompany interest	(16.5)	17.5	(1.0)	—	—
Equity in (earnings) losses of subsidiaries	10.5	4.7	—	(15.2)	—
Other intercompany transactions	(.1)	1.0	(.9)	—	—

Total other non-operating expense (income)	(10.0)	27.1	(1.9)	(15.2)	—

Earnings (loss) before interest and income taxes	(8.0)	(6.4)	(7.4)	15.2	(6.6)
Interest expense — net	(15.8)	.5	(.2)	—	(15.5)

Earnings (loss) before income taxes	(23.8)	(5.9)	(7.6)	15.2	(22.1)
Provision for income taxes	—	.5	1.3	—	1.8

Net earnings (loss)	$(23.8)	$(6.4)	$(8.9)	$15.2	$(23.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended June 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$137.2	$76.5	$(4.9)	$208.8
Cost of products sold	2.1	111.2	62.6	(4.9)	171.0

Manufacturing margins	(2.1)	26.0	13.9	—	37.8
Other costs and expenses
Selling and administrative	6.6	13.1	14.0	—	33.7
Restructuring costs	—	.3	—	—	.3
Other expense — net	.2	(.6)	.6	—	.2

Total other costs and expenses	6.8	12.8	14.6	—	34.2

Operating earnings (loss)	(8.9)	13.2	(.7)	—	3.6
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(7.1)	7.4	(.3)	—	—
Equity in (earnings) losses of subsidiaries	(1.1)	(.5)	—	1.6	—

Total other non-operating expense (income)	(11.3)	10.0	(.3)	1.6	—

Earnings (loss) before interest and income taxes	2.4	3.2	(.4)	(1.6)	3.6
Interest expense — net	(7.2)	.2	—	—	(7.0)

Earnings (loss) from continuing operations before income taxes	(4.8)	3.4	(.4)	(1.6)	(3.4)
Provision (benefit) for income taxes	(.4)	.3	1.1	—	1.0

Earnings (loss) from continuing operations	(4.4)	3.1	(1.5)	(1.6)	(4.4)
Discontinued operations net of income taxes	.6	—	—	—	.6

Net earnings (loss)	$(3.8)	$3.1	$(1.5)	$(1.6)	$(3.8)

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Balance Sheet
	June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(1.0)	$6.2	$36.7	$—	$41.9
Notes and accounts receivable (excluding intercompany receivables)	.4	69.9	49.6	—	119.9
Inventories	(.2)	109.6	67.3	—	176.7
Other current assets	11.8	12.0	19.6	—	43.4
Intercompany receivables (payables)	(358.1)	244.4	116.0	(2.3)	—

Total current assets	(347.1)	442.1	289.2	(2.3)	381.9

Property, plant and equipment — net	1.2	55.7	60.2	—	117.1
Goodwill	—	53.4	32.7	—	86.1
Investment in subsidiaries	279.5	227.2	(15.8)	(490.9)	—
Intercompany advances — net	490.3	(523.3)	33.0	—	—
Other noncurrent assets	27.5	49.8	22.2	—	99.5

Total assets	$451.4	$304.9	$421.5	$(493.2)	$684.6

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$8.0	$—	$2.3	$—	$10.3
Long-term debt and capital lease obligations due within one year	1.1	—	1.6	—	2.7
Trade accounts payable	4.2	45.2	34.4	—	83.8
Advance billings and deposits	—	13.0	6.1	—	19.1
Accrued and other current liabilities	16.6	31.1	36.4	—	84.1

Total current liabilities	29.9	89.3	80.8	—	200.0

Long-term accrued liabilities	213.6	4.1	53.9	—	271.6
Long-term debt	227.5	—	5.1	—	232.6

Total liabilities	471.0	93.4	139.8	—	704.2

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred stock	114.5	—	—	—	114.5
Common shares, $.01 par value	.5	25.4	12.7	(38.1)	.5
Capital in excess of par value	350.2	316.4	80.2	(396.6)	350.2
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(361.4)	(116.6)	176.4	(59.8)	(361.4)
Other comprehensive income (accumulated other comprehensive loss)	(129.9)	(13.7)	12.4	1.3	(129.9)

Total shareholders’ equity (deficit)	(19.6)	211.5	281.7	(493.2)	(19.6)

Total liabilities and shareholders’ equity (deficit)	$451.4	$304.9	$421.5	$(493.2)	$684.6

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(14.2)	$(3.2)	$(7.9)	$11.0	$(14.3)
Operating activities providing (using) cash
Depreciation and amortization	—	2.6	1.6	—	4.2
Restructuring costs	—	.5	8.3	—	8.8
Equity in (earnings) losses of subsidiaries	10.4	4.5	—	(14.9)	—
Distributions from equity subsidiaries	—	(3.9)	—	3.9	—
Deferred income taxes	—	—	.6	—	.6
Working capital changes
Notes and accounts receivable	.2	(2.6)	4.2	—	1.8
Inventories	—	(4.0)	(1.9)	—	(5.9)
Other current assets	.2	1.1	.5	—	1.8
Trade accounts payable	(.5)	(1.1)	(1.4)	—	(3.0)
Other current liabilities	(7.5)	(1.1)	(5.2)	—	(13.8)
Decrease (increase) in other noncurrent assets	7.5	.3	(.1)	—	7.7
Increase (decrease) in long-term accrued liabilities	1.7	(.1)	2.1	—	3.7
Other — net	.5	.3	(.4)	—	.4

Net cash provided (used) by operating activities	(1.7)	(6.7)	.4	—	(8.0)
Investing activities cash flows
Capital expenditures	—	(2.3)	(1.6)	—	(3.9)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(2.3)	(1.6)	—	(3.9)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.3)	—	(.4)
Increase (decrease) in short-term borrowings	8.0	—	(.1)	—	7.9
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	7.8	—	(.4)	—	7.4
Intercompany receivables and payables	(5.2)	7.2	(2.0)	—	—
Intercompany advances	.6	(1.3)	.7	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	1.5	—	1.8

Increase (decrease) in cash and cash equivalents	1.5	(2.8)	(1.4)	—	(2.7)
Cash and cash equivalents at beginning of period	(2.5)	9.0	38.1	—	44.6

Cash and cash equivalents at end of period	$(1.0)	$6.2	$36.7	$—	$41.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(23.8)	$(6.4)	$(8.9)	$15.2	$(23.9)
Operating activities providing (using) cash
Depreciation and amortization	.1	5.1	3.1	—	8.3
Restructuring costs	—	.6	8.8	—	9.4
Equity in (earnings) losses of subsidiaries	17.6	4.7	—	(22.3)	—
Distributions from equity subsidiaries	—	(7.1)	—	7.1	—
Deferred income taxes	—	—	.5	—	.5
Working capital changes
Notes and accounts receivable	.2	(4.8)	5.2	—	.6
Inventories	—	(9.4)	(3.2)	—	(12.6)
Other current assets	1.0	.6	.1	—	1.7
Trade accounts payable	(1.9)	4.6	2.8	—	5.5
Other current liabilities	(7.5)	5.3	(5.8)	—	(8.0)
Decrease (increase) in other noncurrent assets	7.8	.4	(.7)	—	7.5
Increase (decrease) in long-term accrued liabilities	4.6	(.1)	1.8	—	6.3
Other — net	1.0	.4	(.4)	—	1.0

Net cash used by operating activities	(.9)	(6.1)	3.3	—	(3.7)
Investing activities cash flows
Capital expenditures	—	(4.7)	(2.9)	—	(7.6)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(4.7)	(2.9)	—	(7.6)
Financing activities cash flows
Repayments of long-term debt	(.2)	—	(.8)	—	(1.0)
Increase in short-term borrowings	5.8	—	.3	—	6.1
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	5.5	—	(.5)	—	5.0
Intercompany receivables and payables	3.2	(1.5)	(1.7)	—	—
Intercompany advances	(8.2)	7.4	.8	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	2.2	—	2.5

Increase (decrease) in cash and cash equivalents	(.4)	(4.6)	1.2	—	(3.8)
Cash and cash equivalents at beginning of period	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of period	$(1.0)	$6.2	$36.7	$—	$41.9

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
Operating Results
     In the second quarter of 2006, we incurred a net loss of $14.3 million, or $.34 per share, compared to a net loss of $3.8 million, or $.11 per share, in the second quarter of 2005. The most recent quarter included $8.8 million in restructuring charges with no tax benefit, as well as $3.2 million in expenses for exhibiting at the triennial international plastics trade show, NPE-2006. Manufacturing margins in the second quarter improved to 19.1% from 18.1% in the year-ago quarter, primarily as a result of better pricing and cost-reduction initiatives.
     Sales for the second quarter were $211 million, up slightly over last year’s $209 million. New orders of $200 million, versus $215 million in 2005, were held back in part by the effect of NPE, which was held at the end of June. Many buying decisions were delayed until the show, and most of the approximately $30 million in orders we received at NPE are expected to be confirmed and booked in the third quarter.
     Cash on hand at the end of the quarter was $42 million, and the company had approximately $36 million available for borrowing under its asset-based revolving credit facility. Liquidity (cash plus borrowing availability) of $78 million was down from $86 million at the beginning of the quarter, partly due to almost $6 million in cash restructuring expenses as well as an inventory build of close to $6 million, which is expected to shrink in the third quarter.
Consolidation Measures
     Our consolidation plan, first announced in November 2005, calls for streamlining the organization and reducing the overall cost structure, while allowing us to work more closely with customers. In total, the restructuring actions are expected to require approximately $13 million in cash, spread over 2006 and the first half of 2007, and to generate annualized cost savings of about $15 million, of which at least $4 million is expected to be realized in late 2006.
Pension Funding
     In the August 3 release of second-quarter results, we also announced that we intend to make a voluntary contribution to our U.S. defined benefit plan of approximately $30 million in September 2006. Credit for this prefunding will eliminate required contributions payable in 2007, previously estimated at approximately $50 million, and potentially reduce contributions required in 2008. We intend to raise a majority of the prepayment amount through the liquidation of investments for nonqualified retirement plans for executives. We are also in the process of selling various non-core, non-operating assets made redundant through current and previous consolidations. If needed, cash on hand and borrowings under our revolving credit facility could supplement the cash provided by these actions.
Outlook
     Milacron’s long-term outlook remains positive. Third and fourth quarter results are expected to show good sequential and year-over-year improvement, with a 4% to 5% sales increase projected for the year. Looking further ahead, despite the dampening effect on capital spending exerted by high energy and resin costs, plastic part production in North America continues to rise and capacity utilization rates among plastics processors have also risen to very high levels — 90% plus in recent months. Furthermore, the company’s sales outside its traditional markets of North America and Western Europe have been growing at a strong double-digit pace. Assuming these conditions persist, continued 4% to 5% top-line growth appears reasonable in 2007. Greater sales volume, along with improved pricing and incremental restructuring benefits, should lead to better margins, which may be offset partially by higher material and energy costs as well as expenses associated with the implementation of a new ERP (enterprise resource planning) system.
Presence Outside the U.S.
     In the first six months of 2006, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 25%; Canada and Mexico 7%; Asia 7%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first six months of 2006, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2005. As a result, we experienced unfavorable currency

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
translation effects on new orders and sales of $6 million and $5 million, respectively. The effect on earnings was not significant.
     Between December 31, 2005 and June 30, 2006, the euro strengthened against the U.S. dollar by approximately 7% which caused the majority of an $11 million favorable adjustment to accumulated other comprehensive loss.
     If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.
Significant Accounting Policies and Judgments
     The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts that are included therein. The “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended December 31, 2005 includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in our Form 10-K. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.
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
     As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. The review of our qualified tax planning strategies at June 30, 2006 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ deficit in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $2 million in the first half of 2006. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the period. The provision for income taxes for the second quarter of 2006 in the amount of $.9 million relates primarily to operations in profitable non-U.S. jurisdictions.
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
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2005, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2005, we recorded expense related to this plan of $12.3 million, including $6.0 million in the first two quarters. For 2006, we currently expect to record expense for this plan of approximately $13.7 million, of which $6.8 million was recorded in the first half of the year. As discussed more fully below, the expense increase in 2006 is negatively affecting margins, selling and administrative expense and operating earnings.
     Under current law, we will be required to make cash contributions to the plan in 2006 of at least $2.7 million. Of this amount, $1.5 million was contributed in the first two quarters. However, we intend to make a voluntary contribution of approximately $30 million in September 2006. A further discussion of our pension funding plans and possible funding obligations in future years is included in footnote (a) to the table captioned “Contractual Obligations” that is included elsewhere in this Item 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
New Orders and Sales
     In the second quarter of 2006, consolidated new orders totaled $200 million compared to $215 million in 2005. Consolidated sales were $211 million in 2006 and $209 million in 2005. Currency effects on new orders and sales were not significant. Orders for the quarter were held back in part by the effect of the triennial National Plastics Exposition (NPE) that was held late in June. We believe many buying decisions for plastics processing machinery were delayed until the show. However, we also believe that most of the approximately $30 million in orders received at NPE will be confirmed and booked in the third quarter. Despite lower order levels, sales of injection molding machines, extrusion systems and related after-market products and services increased in North America. Sales of plastics processing machinery in Europe decreased modestly while sales of the mold technologies segment decreased in both North America and Europe.
     In the first six months of 2006, consolidated new orders were $425 million while consolidated sales totaled $414 million. In the comparable period of 2005, new orders and sales were $417 million and $401 million, respectively. The increases were achieved despite unfavorable foreign currency translation effects that penalized new orders and sales as reported in U.S. dollars by $6 million and $5 million, respectively. The timing of NPE also negatively affected order levels for the period. The increases in orders and sales were due entirely to higher business levels for plastics processing machinery and after-market products and services in North America. Machinery orders in Europe increased while sales were essentially flat as measured in U.S. dollars. Order and sales levels for mold components and related parts and services both decreased in relation to 2005.
     Export orders from the U.S. were $23 million in the second quarter of 2006 compared to $20 million in 2005. Export sales from the U.S. totaled $20 million in 2006 and $21 million in 2005. For the first six months of 2006, export orders totaled $41 million while export sales were $36 million. In the comparable period of 2005, export orders and sales were $36 million and $37 million, respectively. Sales of all segments to non-U.S. markets, including exports, totaled $89 million in the second quarter of 2006 compared to $94 million in 2005. Non-U.S. sales totaled $176 million in the first six months of 2006 and $174 million in the comparable period of 2005. For the first two quarters of 2006 and 2005, products sold outside the U.S. were approximately 42% and 43% of sales, respectively, while products manufactured outside the U.S. represented 38% of sales in both years.
     Our backlog of unfilled orders at June 30, 2006 was $107 million, compared to $96 million at December 31, 2005 and $99 million at June 30, 2005.
Margins, Costs and Expenses
     Including $.4 million of restructuring costs related to product line discontinuation, the manufacturing margins for the second quarter of 2006 and the six month period ended June 30, 2006 were 19.1% and 17.9%, respectively. Excluding these costs, the second quarter margin was 19.3% and the margin for the year-to-date period was 18.0%. The margins for the comparable periods of 2005 were 18.1% and 17.5%, respectively. The improvements were due principally to improved pricing that resulted from recent price increases and the effects of our cost reduction initiatives. Pension expense related to cost of products sold was $2.5 million in the second quarter of 2006 and $2.4 million in 2005. For the first two quarters of 2006, pension expense included in cost of products sold was $5.0 million compared to $4.6 million in 2005. For both the second quarter of 2006 and the first six months of the year, margins benefited from lower insurance costs for product liability.
     In the second quarter of 2006, total selling and administrative expense was $38.3 million compared to $33.7 million in the equivalent period of 2005. Selling expense increased by $5.5 million due to $3.2 million of costs related to NPE, higher variable selling costs and a modest increase in pension expense. As a percentage of sales, selling expense increased from 12.1% to 14.6%. Administrative expense decreased by $.9 million. Costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404), which are included in administrative expense, were $1.1 million in 2006 and $2.3 million in 2005. These costs are expected to increase in relation to 2005 in the third quarter but decrease significantly in the fourth quarter.
     For the first six months of 2006, total selling and administrative expense was $72.5 million compared to $67.2 million in 2005. As a percentage of sales, selling expense was 13.7% in 2006 and 12.5% in 2005. Selling expense increased by $6.3 million due in part to NPE costs and increased pension expense. Administrative expense decreased by $1.0 million as a result of a $1.3 million reduction in SOX-404 costs.
     Other expense-net was income of $.9 million in the second quarter of 2006 and expense of $.2 million in the comparable period of 2005. For the first six months of 2006 and 2005, other expense-net was income of $1.0 million

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
and income of $.8 million, respectively. The second quarter and year-to-date amounts for 2006 include $1.4 million related to recent changes in Ohio tax law. The year-to-date amount for 2005 includes first quarter income of $.9 million from the favorable settlement of litigation.
     Interest expense net of interest income increased from $7.0 million in the second quarter of 2005 to $7.9 million in the comparable period of 2006. In the first six months of 2006, interest expense net of interest income was $15.5 million compared to $15.2 million in the equivalent period of 2005.
Restructuring Costs
     The following paragraphs discuss some of the restructuring actions undertaken in recent years. These actions are discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs” that is included in Item 1 of Part I of this Form 10-Q which should be read in connection with the discussion that follows.
     In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. The total cost of the relocations will be approximately $14.3 million, including $.6 million in the first two quarters of 2006 and $.5 million in the comparable period of 2005. The amount for 2006 includes a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility based on a revised estimate of its fair value.
     In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions are resulting in restructuring expense of $1.6 million, including $.3 million in the first half of 2005. Expense related to these actions for all of 2006 is expected to be approximately $.1 million.
     In the fourth quarter of 2005, we announced that we plan to further reduce our cost structure by consolidating certain operations in both North America and Europe. One of the actions involves the consolidation of the European sales offices of the machinery technologies — Europe and mold technologies segments. This initiative began in 2005 and is continuing in 2006. For all of 2006, the cost of the consolidation is expected to be approximately $3.7 million, of which $.6 million was recorded in the first two quarters. Cash costs for the year are expected to be approximately $2.5 million. In connection with the sales office consolidation and the downsizing of the Fulda facility (as discussed below), we have also initiated the overall reorganization of the European operations of the mold technologies segment, including product line rationalization and the streamlining of marketing and administrative functions. The cost of the reorganization is expected to be approximately $1.4 million in 2006, including $1.1 million in the first two quarters. The cash cost will be approximately $.9 million, all of which will be spent in 2006.
     In the first quarter of 2006, we initiated a plan to reorganize our European injection molding machine manufacturing facility and reduce its cost structure at an estimated cost of approximately $8.2 million for the termination of up to 90 employees. In the second quarter, we initiated the reorganization and downsizing of a special mold base machining plant in Germany at an expected cost of approximately $1.9 million. In total, these actions resulted in restructuring expense of $6.7 million in the second quarter of 2006. Costs for the remainder of the year are expected to total $3.3 million.
     In total, the actions that are discussed above as well as certain other actions that were initiated in 2003 through 2005 resulted in pretax restructuring costs of $9.4 million in the six months ended June 30, 2006 and $.7 million in the comparable period of 2005. Cash costs totaled $6.2 million in the first half of 2006. For the first half of 2005, cash costs were negligible due to the receipt of $2.0 million of proceeds from the sale of two previously idled manufacturing facilities in Germany.
     Additional restructuring actions are expected to be implemented later in 2006, including initiatives that are intended to further reduce the cost structure of the mold technologies segment’s operations in North America and Europe. The total cost of the actions initiated in 2005 and 2006 is expected to be approximately $18 to $19 million. The cash costs are expected to be approximately $13 million spread over 2006 and the first half of 2007. We expect to generate annualized cost savings of up to $15 million, of which at least $4 million is expected to be realized in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 on Part I of this Form 10-Q.
     Machinery technologies — North America — In the second quarter of 2006, the machinery technologies — North America segment had new orders and sales of $93 million and $107 million, respectively. In the comparable period of 2005, new orders totaled $101 million while sales were $95 million. The reduction in new orders was due principally to the NPE effect of orders being delayed until the show and not confirmed until the third quarter. Consequently, the segment’s third quarter new orders are expected to show significant improvement in relation to the second quarter of 2006 and the third quarter of 2005. The increase in sales resulted from higher shipment levels of injection molding machines, extrusion systems and related after-market products. Sales of blow molding machinery were essentially unchanged in relation to 2005. Despite the sales increase, the segment’s operating profit excluding restructuring costs decreased from $4.9 million in 2005 to $4.5 million in 2006. The reduction in profitability was due principally to $2.9 million of NPE costs. Pension expense increased modestly and higher materials costs continued to adversely affect the segment’s results. However, our cost reduction initiatives and improved pricing substantially offset these factors as well as the incremental show costs. The segment’s SOX-404 costs were $.3 million in 2006 and $.8 million in 2005. Restructuring costs were $.5 million in the second quarter of 2006 and $.3 million in 2005. The amount for 2006 includes a charge of $.4 million to further adjust the carrying value of the segment’s former blow molding machinery facility in Manchester, Michigan based on a revised estimate of its fair value. The facility is expected to be sold in the third quarter of 2006. The remainder of the 2006 amount and a majority of the 2005 expense relate to carrying costs for this facility pending its sale.
     For the first six months of 2006, the machinery technologies — North America segment had new orders of $207 million and sales of $201 million compared to orders of $196 million and sales of $183 million in the comparable period of the prior year. Higher shipment levels for injection molding machines, extrusion systems and related after-market products were responsible for the sales increase. The segment’s operating profit excluding restructuring costs was $5.9 million in the six months ended June 30, 2006 compared to $6.8 million in 2005. The reduction in profitability was due principally to the previously mentioned NPE costs. Pension expense increased by $.5 million but costs related to SOX-404 compliance decreased by approximately the same amount. The segment’s profitability benefited from improved pricing that helped to offset material cost increases. In the first two quarters of 2006, restructuring costs were $.6 million compared to $.8 million in 2005. The amount for 2006 and a portion of the 2005 amount relate to the Manchester facility. The remainder of the 2005 expense relates to cost reduction initiatives that were implemented in the second half of 2004 and to costs to complete the relocation of the mold making business from Manchester to a more cost-effective location.
     Machinery technologies — Europe — In the second quarter of 2006, the machinery technologies — Europe segment had new orders of $43 million, essentially unchanged from 2005. The segment’s sales were $40 million and $42 million in 2006 and 2005, respectively. Foreign currency translation effects with respect to new orders and sales were not significant. Due to lower sales volume and continued pricing pressure, the segment had an operating loss before restructuring costs of $1.2 million in the second quarter of 2006 compared to a loss of $.5 million in 2005. The segment’s SOX-404 costs were $.3 million in 2006 and $.6 million in 2005. As was previously discussed, the reorganization of the Malterdingen injection molding machine manufacturing facility was initiated in the second quarter of 2006 and the plan to consolidate the segment’s European sales offices continued. This resulted in restructuring expense of $5.6 million in the second quarter. Additional costs for these initiatives will be incurred in the third and fourth quarters.
     The machinery technologies — Europe segment had new orders of $83 million in the first six months of 2006 compared to $78 million of orders in the equivalent period of 2005. The segment’s sales totaled $76 million in the first six months of both 2006 and 2005. Unfavorable foreign currency translation effects penalized new orders by $4 million and sales by $3 million. U.S. dollar orders for injection molding machines and blow molding systems both increased and sales of both product lines increased as measured in euros. As a result of pricing pressure and higher materials costs, the segment had an operating loss before restructuring costs of $3.6 million in the first six months of 2006 compared to a loss of $2.7 million in 2005. Costs for SOX-404 compliance were $.6 million in 2006 and $.9 million in 2005. Restructuring costs totaled $5.8 million in 2006 and resulted from the Malterdingen reorganization and sales office consolidation. While additional costs will be incurred with respect to these actions in 2006, the resultant improvement in the segment’s cost structure is expected to contribute to significantly improved profitability in the future beginning in the second half of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Mold technologies — New orders in the mold technologies segment decreased from $43 million in the second quarter of 2005 to $39 million in 2006 while sales decreased from $44 million to $39 million. Orders and sales both benefited modestly from currency translation effects. The decreases in orders and sales related principally to the segment’s North American operations. Orders and sales also decreased in Europe but to a lesser degree. Due in part to lower sales, the segment’s operating profit before restructuring costs decreased from $.7 million in 2005 to $.3 million in 2006. Costs of SOX-404 compliance decreased by $.3 million. Restructuring expense of $2.6 million in 2006 relates to the previously discussed reorganization and downsizing of the mold base machining plant, the European sales office consolidation initiative and the general reorganization of the segment’s European operations.
     The mold technologies segment had new orders of $82 million and sales of $83 million in the first six months of 2006. In the comparable period of 2005, orders totaled $88 million and sales were $89 million. Unfavorable currency translation effects penalized new orders and sales as measured in U.S. dollars by $1 million each. As was the case in the second quarter, reduced business volume in North America accounted for most of the decreases in orders and sales. Due in part to lower sales, the segment’s operating profit excluding restructuring costs decreased from $3.0 million in 2005 to $2.2 million in 2006. SOX-404 costs were $.8 million in 2006 and $1.0 million in 2005. In 2006, the segment’s restructuring costs related to the previously discussed initiatives were $2.9 million. In 2005, the segment realized $.1 million of income from restructuring activities as a result of the first quarter sales of two previously idled manufacturing facilities.
     Industrial fluids — The industrial fluids segment had new orders and sales of $29 million each in the second quarter of 2006 and $28 million each in 2005. In 2006, orders and sales benefited modestly from foreign currency translation effects. Volume as measured in gallons or liters shipped declined in both North America and Europe but due to improved pricing, continued strong growth in China and other emerging markets and lower insurance costs for product liability, the segment’s operating profit before restructuring costs increased from $1.9 million in 2005 to $2.9 million in 2006. Pension expense increased modestly but the segment’s costs for SOX-404 compliance decreased from $.3 million in 2005 to $.1 million in 2006. In 2006, the segment recorded $.1 million of restructuring expense for termination benefits related to the closure of a fluids blending facility in Germany.
     For the first six months of 2006, the industrial fluids segment had new orders and sales of $59 million each compared to $55 million each in 2005. The increases were achieved despite almost $1 million of unfavorable foreign currency translation effects and resulted principally from improved pricing. Units shipped decreased modestly in North America but increased by 4% in Europe. Before $.1 million of restructuring costs, the segment’s operating profit increased from $3.3 million in 2005 to $4.8 million in 2006. The improvement in profitability resulted from higher sales revenues as well as a significant decrease in insurance costs for product liability. Pension expense increased by $.3 million while SOX-404 compliance costs for the period decreased by $.3 million.
Loss Before Income Taxes
     Our pretax loss for the second quarter of 2006 was $13.4 million which includes restructuring costs of $8.8 million. In the comparable period of 2005, our pretax loss was $3.4 million which includes restructuring costs of $.3 million. For the first six months of 2006, our pretax loss was $22.1 million which includes restructuring costs of $9.4 million. In the comparable period of 2005, our pretax loss was $12.3 million which includes restructuring costs of $.7 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to the losses in the U.S. and certain other jurisdictions in the second quarter of 2006. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter provision for income taxes of $.9 million. In the second quarter of 2005, we recorded a tax expense of $1.0 million.
     For the first six months of 2006, the provision for income taxes was $1.8 million despite a pretax loss of $22.1 million. In the comparable period of 2005, the provision for income taxes was $1.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Loss From Continuing Operations
In the second quarter of 2006, our loss from continuing operations was $14.3 million, or $.34 per share. In 2005, the loss from continuing operations was $4.4 million, or $.12 per share. For the six month period ended June 30, 2006, the loss from continuing operations was $23.9 million, or $.59 per share. Our loss for the equivalent period of 2005 was $13.5 million, or $.34 per share.
Discontinued Operations
In the second quarter of 2005 and for the six month period ended June 30, 2005, results of discontinued operations represents income of $.6 million, or $.01 per share, from adjustments of reserves related to prior divestitures. The adjustments resulted from the favorable resolution of certain tax and other contingencies.
Net Loss
     Including restructuring costs, we had a net loss of $14.3 million, or $.34 per share, in the second quarter of 2006. In the second quarter of 2005, we had a net loss including restructuring costs and the income related to discontinued operations of $3.8 million, or $.11 per share. In the first two quarters of 2006, we had a net loss of $23.9 million, or $.59 per share, compared to a net loss of $12.9 million, or $.33 per share, in the comparable period of 2005. The loss per common share amounts for 2006 include the effect of a preferred stock beneficial conversion feature that is discussed in the notes to the Consolidated Condensed Financial Statements. In both years, the loss per common share amounts include the effect of preferred stock dividends.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At June 30, 2006, we had outstanding forward contracts totaling $10.6 million. At December 31, 2005, outstanding forward contracts totaled $7.3 million and at June 30, 2005, we had outstanding forward contracts totaling $6.8 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at June 30, 2006, December 31, 2005 and June 30, 2005 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At June 30, 2006, we had fixed rate debt of $230 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004, and floating rate debt of $16 million. At December 31, 2005 and June 30, 2005, fixed rate debt totaled $230 million and $231 million, respectively. Floating rate debt totaled $10 million at December 31, 2005 and $7 million at June 30, 2005. As a result of these factors, a portion of annual interest expense and financing fees fluctuate based on changes in short-term borrowing rates. However, before consideration of any adverse effects of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.
     On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of increasing interest expense for the second quarter of 2006 by $.3 million and increasing interest expense by $.5 million for the six month period ended June 30, 2006. At June 30, 2006, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would be approximately $.3 million. Actual positive or negative effects in future periods cannot be determined at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     During the third quarter of 2005, one of our non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which is expected to be renewed for a one year period on August 31, 2006, replaced an arrangement with another institution under which sales of receivables were made with recourse. At June 30, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the new agreement totaled $10.8 million and $8.4 million, respectively.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of plastics processing machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale as used equipment. At June 30, 2006 and December 31, 2005, our maximum exposure under these guarantees totaled $5.7 million and $6.4 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Contractual Obligations
     Our contractual obligations for the remainder of 2006 and beyond are shown in the table that follows. At June 30, 2006, obligations under operating leases are not significantly different from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
Contractual Obligations

			2007-		2009-		Beyond
(In millions)	Total	2006	2008		2010		2010

11 1/2% Senior Secured Notes due 2011	$225.0	$—	$—		$—		$225.0
Other long-term debt	1.6	.5	.7		.4		—
Capital lease obligations	12.8	.9	4.3		5.5		2.1
Other long-term liabilities
Pension plan contributions (a)	1.2	1.2	(a	)	(a	)	(a	)
Unfunded pension benefits (b)(c)	140.1	1.4	5.4		5.4		127.9
Postretirement medical benefits (c)(d)	15.2	.6	1.8		1.3		11.5
Insurance reserves (c)	22.0	.5	13.2		6.5		1.8

Total	$417.9	$5.1	$25.4		$19.1		$368.3

(a)	Under current law, we are required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees of approximately $2.7 million in 2006. During the first half of the year, $1.5 million was contributed. However, we intend to make a voluntary contribution to the plan of approximately $30 million in September 2006. Credit for this prefunding will eliminate required contributions payable in 2007 — previously estimated at approximately $50 million — and potentially reduce contributions required in 2008. Contributions required in 2008 and beyond will be based on recently passed legislation that is expected to be signed into law by the president in the near future. We are currently working with our consulting actuaries to analyze the potential effects of this legislation. However, funding requirements for years beyond 2007 cannot be precisely estimated at this time. We intend to raise a majority of the prepayment amount through the liquidation of investments for nonqualified retirement plans for executives. We are also in the process of selling various non-core, non-operating assets such as land, facilities and equipment made redundant through current and previous consolidations. In the short term, these amounts could be supplemented by cash on hand and/or borrowings under our asset based credit facility.

(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess liability carriers and other parties totaling $7.6 million.

(d)	As discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Retirement Benefit Plans,” we have moved prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers effective January 1, 2006. This change is expected to result in cash savings in excess of $1 million per year. The amounts presented above include estimates of these benefits.
     The above table excludes the contingent liabilities of up to $5.7 million related to the loan guarantees that are discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Liquidity and Sources of Capital
     At June 30, 2006, we had cash and cash equivalents of $42 million, a decrease of $4 million from December 31, 2005. Of the $42 million of cash, approximately 87% was held in foreign accounts in support of our non-U.S. operations outside of North America. Were this non-U.S. cash to be repatriated, it would trigger withholding taxes in foreign jurisdictions.
     Operating activities used $8 million of cash in the second quarter of 2006 compared to a $3 million use of cash in 2005. The usage of cash in 2006 was due principally to the semi-annual interest payment on the 11 1/2% Senior Secured Notes due 2011, reductions in some of the other current liabilities and an increase in inventories in support of NPE. These factors were partially offset by a liquidation of some of the investments intended to fund nonqualified retirement benefits for executives in anticipation of an expected $30 million voluntary contribution to the qualified U.S. pension plan in September. The usage of cash in 2005 reflects increases in accounts receivable and inventories that resulted from higher shipment and order levels, the combined effects of which were partially offset by an increase in trade payables.
     For the first six months of 2006, operating activities used $4 million of cash compared to a $9 million use of cash in the first half of 2005. The use of cash in 2006 was due principally to an increase in inventories in support of NPE and higher sales levels and to reductions in certain current liabilities. These factors were partially offset by the previously discussed liquidation of investments and by increases in certain current and non-current liabilities. The use of cash in 2005 was due principally to an increase in inventories that resulted from higher order levels.
     Investing activities used $4 million of cash — entirely for capital expenditures — in the second quarter of 2006. Investing activities provided a negligible amount of cash in the second quarter of 2005 as proceeds from the sale of two idle manufacturing facilities offset capital expenditures of $2 million.
     In the first six months of 2006, investing activities used $8 million of cash for capital expenditures. In the first six months of 2005, investing activities used $1 million of cash due to capital expenditures of $3 million, the effect of which was partially offset by the sale of the idle facilities.
     We are in the process of implementing a new Enterprise Resource Planning (ERP) system that will ultimately be utilized by most of our major plastics technologies businesses in North America and Europe. Including capitalized internal costs, our total investment in the ERP system is expected to be approximately $16 million. Of this amount, $7.6 million was capitalized as property, plant and equipment in 2004 and 2005 and the remainder is expected to be capitalized in 2006. The North American operations of the mold technologies segment and our injection molding machine manufacturing operations in Europe will begin using the new ERP system for all data processing activities in the third quarter of 2006 and our plastics machinery operations in southwest Ohio will begin using the system early in 2007. No significant problems were encountered by the operations that converted to the new system at the start of the third quarter but we will continue to monitor the data it produces to ensure that it is accurate and compatible with the data produced by the systems that it replaced. The southwest Ohio conversion is being carefully planned and we believe that it can be successfully completed on a timely basis. While the implementation of a significant new financial system always involves a certain amount of risk, we believe that the conversions that have taken place to date and the anticipated southwest Ohio conversion can be accomplished and finalized without compromising the timeliness and quality of our financial reporting.
     In the second quarter of 2006, financing activities provided $7 million of cash due principally to short-term borrowings. In the comparable period of 2005, financing activities used $2 million of cash due to preferred stock dividends and debt repayments.
     For the first six months of 2006, financing activities provided $5 million of cash compared to a $20 million use of cash in 2005. The amount for 2006 includes $6 million of net additional short-term borrowings offset by $1 million of repayments of long-term debt. The amount for 2005 was due principally to debt repayments.
     Our current ratio was 1.9 at June 30, 2006 compared to 2.0 at December 31, 2005. The current ratio was 2.0 at June 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Total debt was $246 million at June 30, 2006 compared to $240 million at December 31, 2005. The increase was due to higher short-term borrowings.
     Total shareholders’ equity was a deficit of $20 million at June 30, 2006, a decrease of $15 million from December 31, 2005. The decrease was due principally to the loss incurred for the period and preferred stock dividends, the effects of which were partially offset by favorable foreign currency translation adjustments that resulted from the increased strength of the euro.
     On March 12, 2004, we entered into a definitive agreement whereby Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) purchased $100 million in aggregate principal amount of our new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay our then-outstanding 8⅜% Notes that were due March 15, 2004. The securities we issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of our common stock at a conversion price of $2.00 per share. Glencore and Mizuho converted the entire principal amount of the Series A Notes into 15 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
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
     On June 10, 2004, we applied the proceeds from the issuance of the 11½% Senior Secured Notes due 2011, together with $7.3 million in borrowings under our asset based facility and approximately $10.3 million of cash on hand, to:
•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7⅝% Guaranteed Bonds due in April 2005 at the settlement of a tender offer therefor;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. We also used $17.4 million of availability under our asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.
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
     Based on the assets included in the borrowing base as of June 30, 2006 and without giving effect to reserves and issuances of letters of credit (in each case, as discussed below), we had approximately $55 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base after consideration of reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of June 30, 2006, after giving effect to then-outstanding letters of credit, our availability after deducting the $11 million of reserves was approximately $36 million.
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
     Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, we must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement for the four quarters of fiscal year 2006 of $.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will apply during 2006 only if our borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if our borrowing availability (net of reserves) remains above $17.5 million. During the second quarter of 2006, our average availability was greater than $17.5 million and we were therefore not subject to these covenants. If these two covenants should become effective in future periods, they can subsequently cease to apply if our borrowing availability remains above specified levels for specified periods.
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
million prepayment of the facility from the proceeds of our rights offering. We subsequently used additional proceeds to repay the remaining amounts drawn under the facility at that time.
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
     At June 30, 2006, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $31 million, of which approximately $14 million was available under certain circumstances.
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
     Including internal costs related to the implementation of the new ERP system, capital expenditures for the remainder of 2006 are expected to be $7 to $8 million. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for the year.
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2006 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2005 and products introduced and expected to be introduced in 2006;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future; and

•	our ability to fund our pension funding obligations when they become due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 of Part I of this Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s second quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the second quarter of 2006 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations. Except as discussed below, there have been no material changes in the matters included in our From 10-K during the second quarter of 2006.
     Our principal U.S. pension plan is underfunded, which we expect will require us to make cash contributions to the plan, which, in turn, will reduce the cash available for our business, and adverse equity market or interest rate conditions may increase our pension liability and expense.
     As of December 31, 2005, the projected benefit obligation under our Milacron Retirement Plan exceeded the fair value of the plan’s assets by $165 million based on a discount rate of 5.75%. In 2004 and 2005, we were required to make contributions to this plan of $4.2 million and $2.4 million, respectively. We may be required to make significant additional contributions to the plan in the future in order to comply with minimum funding requirements imposed by the Employee Retirement Income Security Act of 1974, as currently amended, and the Internal Revenue Code of 1986, as currently amended. The amount of any such required contributions will be determined annually based on actuarial valuations of the plan as performed by the plan’s actuaries. Based on the most recent valuation and current law, we are required to make cash contributions to the plan of approximately $2.7 million in 2006. During the first half of the year, $1.5 million was contributed. However, we intend to make a voluntary contribution to the plan of approximately $30 million in September 2006. Credit for this prefunding will eliminate required contributions payable 2007 — previously estimated at approximately $50 million — and potentially reduce contributions required in 2008. Contributions required in 2008 and beyond will be based on recently passed legislation that is expected to be signed into law by the president in the near future. We are currently working with our consulting actuaries to analyze the potential effects of this legislation. However, funding requirements for years beyond 2007 cannot be precisely estimated at this time. We intend to raise a majority of the prepayment amount through the liquidation of investments for nonqualified retirement plans for executives. We are also in the process of selling various non-core, non-operating assets such as land, facilities and equipment made redundant through current and previous consolidations. In the short term, these amounts could be supplemented by cash on hand and/or borrowings under our asset based credit facility.

PART II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and reacquisitions for the quarter ended June 30, 2006.

					(d) Maximum Number
				(c) Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
				Purchased as Part	Shares (or Units)
				of Publicly	that May Yet Be
	(a) Total Number of		(b) Average Price	Announced Plans or	Purchased Under the
	Shares (or Units)		Paid per Share	Programs	Plans or Programs
Period	Purchased		(or Unit)	(1)	(1)
April 1— April 30, 2006	20,500	(2)	2.98	—	—
May 1— May 31, 2006	—		—	—	—
June 1 — June 30, 2006	27,500	(2)	3.88	—	—
Total	48,000	(2)	3.49	—	—

(1)	As of June 30, 2006, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents a total of 48,000 restricted shares forfeited by the grantee due to termination of employment.
Item 3. Defaults Upon Senior Securities
The second paragraph of the “Shareholders’ Equity” note to the Consolidated Condensed Financial Statements is incorporated by reference herein.

PART II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders of Milacron Inc. was held May 3, 2006

(b)	All director nominees were elected

(c)	The shareholders voted on the following matters:
Proposal and Vote Tabulation

	Votes For	Votes Against	Abstain	Non-Votes

Approval of the appointment	81,638,665	497,428	3,920,499	—
of independent auditors Ernst & Young LLP
94.9% for (majority required) of the outstanding common and preferred votes of shareholders present in person or by proxy.
Election of Directors

	Votes For	Votes Withheld

Director
Sallie B. Bailey	84,863,067	1,193,527
Ronald D. Brown	78,985,964	7,070,630
In addition, the holders of the 6% Series B Convertible Preferred Stock, voting separately as a class, elected the following director: Mark L. Segal.
Each of the three nominees listed in the proxy statement has been elected by the shareholders for the term stated in the proxy. No director received less than 91.8% of the votes cast.

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

Milacron Inc.
Date: August 8, 2006	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Ross A. Anderson
Ross A. Anderson
Vice President — Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.				Page
10.	Material Contracts:
	10.1	Milacron Inc. Executive Retention/Separation Plan
		–	Incorporated by reference to the company’s Form 8-K dated May 3, 2006

11.	Statement Regarding Computation of Per-Share Earnings			64

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report Furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act		65
	31.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act		66

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			67

99.	Additional Exhibits – not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.