Form 10-Q
period 2006-09-30
MILACRON INC
filed 2006-11-07
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of November 3, 2006: 51,871,835

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions, except share and per-share amounts)	2006	2005	2006	2005

Sales	$209.1	$190.7	$622.6	$591.8
Cost of products sold	169.8	157.3	509.0	488.4
Cost of products sold related to restructuring	.1	—	.5	—

Total cost of products sold	169.9	157.3	509.5	488.4

Manufacturing margins	39.2	33.4	113.1	103.4
Other costs and expenses
Selling and administrative	35.3	31.3	107.8	98.5
Restructuring costs	2.8	.1	11.8	.8
Other (income) expense — net	.6	1.3	(.4)	.5

Total other costs and expenses	38.7	32.7	119.2	99.8

Operating earnings (loss)	.5	.7	(6.1)	3.6
Interest
Income	.3	.4	.7	1.3
Expense	(7.1)	(8.1)	(23.0)	(24.2)

Interest — net	(6.8)	(7.7)	(22.3)	(22.9)

Loss from continuing operations before income taxes	(6.3)	(7.0)	(28.4)	(19.3)
Provision for income taxes	.9	.6	2.7	1.8

Loss from continuing operations	(7.2)	(7.6)	(31.1)	(21.1)
Discontinued operations net of income taxes	—	.7	—	1.3

Net loss	$(7.2)	$(6.9)	$(31.1)	$(19.8)

Net loss applicable to common shareholders	$(9.5)	$(8.4)	$(38.1)	$(24.3)

Loss (income) per common share — basic and diluted
Continuing operations	$(.20)	$(.20)	$(.79)	$(.54)
Discontinued operations	—	.02	—	.03

Net loss	$(.20)	$(.18)	$(.79)	$(.51)

Weighted-average common shares outstanding assuming dilution (in thousands)	48,424	47,706	48,215	47,607

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Sept. 30,	Dec. 31,
(In millions, except par value)	2006	2005

Assets
Current assets
Cash and cash equivalents	$35.7	$45.7
Notes and accounts receivable, less allowances of $7.9 in 2006 and $9.0 in 2005	118.2	117.7
Inventories
Raw materials	9.5	8.2
Work-in-process and finished parts	97.4	83.6
Finished products	71.6	69.3

Total inventories	178.5	161.1
Other current assets	42.0	44.3

Total current assets	374.4	368.8
Property, plant and equipment — net	114.0	114.2
Goodwill	86.1	83.7
Other noncurrent assets	87.6	104.9

Total assets	$662.1	$671.6

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$19.7	$4.1
Long-term debt and capital lease obligations due within one year	2.7	2.6
Trade accounts payable	77.0	76.4
Advance billings and deposits	22.9	22.6
Accrued and other current liabilities	88.4	76.3

Total current liabilities	210.7	182.0
Long-term accrued liabilities	241.1	261.4
Long-term debt	232.2	233.3

Total liabilities	684.0	676.7

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2006 and 2005)	115.3	112.9
Common shares, $.01 par value (outstanding: 51.6 in 2006 and 50.1 in 2005)	.5	.5
Capital in excess of par value	350.6	348.0
Contingent warrants	.5	.5
Accumulated deficit	(370.9)	(332.8)
Accumulated other comprehensive loss	(123.9)	(140.2)

Total shareholders’ deficit	(21.9)	(5.1)

Total liabilities and shareholders’ deficit	$662.1	$671.6

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income and Shareholders’ Equity (Deficit)
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

4% Cumulative Preferred Shares
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	114.5	112.9	112.9	112.9
Beneficial conversion feature	.8	—	2.4	—

Balance at end of period	115.3	112.9	115.3	112.9
Common shares
Balance at beginning of period	350.7	348.0	348.5	347.7
Transfer of restricted stock liability balances to equity in connection with adoption of a new accounting standard	—	—	1.3	—
Effect of change in method of accounting for restricted stock forfeitures	—	—	(.1)	—
Restricted stock expense	.2	—	.7	—
Reissuance of treasury shares	—	.3	—	.6
Issuance of previously unissued shares	.2	—	.7	—

Balance at end of period	351.1	348.3	351.1	348.3
Contingent warrants
Balance at beginning and end of the period	.5	.5	.5	.5
Accumulated deficit
Balance at beginning of period	(361.4)	(328.6)	(332.8)	(312.7)
Net loss for the period	(7.2)	(6.9)	(31.1)	(19.8)
Beneficial conversion feature related to 6% Series B Convertible Preferred Stock	(.8)	—	(2.4)	—
Dividends declared or accrued
4% Cumulative Preferred shares	—	—	(.1)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)	(4.5)	(4.4)

Balance at end of period	(370.9)	(337.0)	(370.9)	(337.0)
Accumulated other comprehensive loss
Balance at beginning of the period	(129.9)	(118.2)	(140.2)	(104.0)
Foreign currency translation adjustments	1.8	1.8	12.3	(12.4)
Minimum pension liability adjustment	4.0	—	4.0	—
Other	.2	—	—	—

Balance at end of period	(123.9)	(116.4)	(123.9)	(116.4)

Total shareholders’ equity (deficit)	$(21.9)	$14.3	$(21.9)	$14.3

Net loss for the period	$(7.2)	$(6.9)	$(31.1)	$(19.8)
Change in accumulated other comprehensive loss	6.0	1.8	16.3	(12.4)

Total comprehensive loss	$(1.2)	$(5.1)	$(14.8)	$(32.2)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(7.2)	$(6.9)	$(31.1)	$(19.8)
Operating activities providing (using) cash
Net gains on divestitures of discontinued operations	—	(.7)	—	(1.3)
Depreciation and amortization	4.2	4.4	12.5	13.5
Restructuring costs	2.9	.1	12.3	.8
Deferred income taxes	(1.5)	—	(1.0)	.1
Working capital changes
Notes and accounts receivable	1.8	10.3	2.4	13.6
Inventories	(1.9)	(2.0)	(14.5)	(13.4)
Other current assets	1.3	(.7)	3.0	1.3
Trade accounts payable	(6.7)	1.5	(1.2)	(.6)
Other current liabilities	9.2	5.4	1.2	(1.4)
Decrease in other noncurrent assets	10.6	2.0	18.1	4.5
Increase (decrease) in long-term accrued liabilities	(27.6)	1.2	(21.3)	8.3
Other-net	.2	.2	1.2	.3

Net cash provided (used) by operating activities	(14.7)	14.8	(18.4)	5.9
Investing activities cash flows
Capital expenditures	(2.7)	(3.7)	(10.3)	(7.0)
Net disposals of property, plant and equipment	2.1	—	2.1	2.1
Divestiture	—	.3	—	.3

Net cash used by investing activities	(.6)	(3.4)	(8.2)	(4.6)
Financing activities cash flows
Repayments of long-term debt	(.4)	(.4)	(1.4)	(4.6)
Increase (decrease) in short-term borrowings	9.4	1.1	15.5	(9.4)
Debt issuance costs	—	—	—	(.6)
Costs of 2004 rights offering	—	—	—	(1.1)
Dividends paid	—	(1.6)	(.1)	(4.7)

Net cash provided (used) by financing activities	9.0	(.9)	14.0	(20.4)
Effect of exchange rate fluctuations on cash and cash equivalents	.1	.4	2.6	(1.8)

Increase (decrease) in cash and cash equivalents	(6.2)	10.9	(10.0)	(20.9)
Cash and cash equivalents at beginning of period	41.9	37.4	45.7	69.2

Cash and cash equivalents at end of period	$35.7	$48.3	$35.7	$48.3

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
     Except as discussed in the note captioned Change in Method of Accounting, the accounting policies followed by the company are set forth in the Summary of Significant Accounting Policies note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Pro Forma Loss
	Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,
(In millions, except per-share amounts)	2005	2005

Net loss as reported	$(6.9)	$(19.8)
Effect on reported loss of accounting for stock options at fair value	—	—

Pro forma net loss	$(6.9)	$(19.8)

Net loss applicable to common shareholders
As reported	$(8.4)	$(24.3)

Pro forma	$(8.4)	$(24.3)

Net loss per common share - basic and diluted
As reported	$(.18)	$(.51)

Pro forma	$(.18)	$(.51)

     The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the early vesting of all stock options outstanding as of that date. In the third quarter of 2005 and for the nine months ended September 30, 2005, the pro forma expense amount related to stock options granted subsequent to April 15, 2004 was de minimis.
Change in Method of Accounting
     Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R) using the modified prospective transition method. Accordingly, amounts for prior periods have not been restated. The company had previously accounted for stock options and restricted stock awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations.
     Prior to the adoption of SFAS No. 123R, no compensation expense related to stock options was recognized in earnings because all of the options granted under the company’s 1997 and 2004 Long-Term Incentive Plans and a

Notes to Consolidated Condensed Financial Statements
(Unaudited)
predecessor plan had exercise prices equal to the fair market value of the underlying common shares at the respective grant dates. Under the provisions of SFAS No. 123R, expense related to stock options must be recognized in an entity’s primary financial statements over the vesting period or periods based on their fair value (as defined in the standard) as of the grant date. The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the vesting of all outstanding stock options. Since that date, only 14,000 additional stock options have been granted of which 10,500 were not fully vested as of January 1, 2006. The company began to include the expense related to these stock options in the Consolidated Condensed Statements of Operations in 2006 but the effect of doing so is de minimis based on their grant date fair value of $2.72 per share.
     Under the provisions of SFAS No. 123R, the company continues to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards and activity for the third quarter of 2006 and the nine months ended September 30, 2006 are presented in the note captioned Share-Based Compensation. Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant date and revised as necessary over the vesting period. Accordingly, the company has made estimates of future forfeitures for those awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount was included as income in other expense-net in the Consolidated Condensed Statement of Operations for the first quarter of 2006 (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.
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
     The adoption of SFAS No. 123R had the effect of decreasing the company’s loss before income taxes and net loss for the third quarter of 2006 by an amount less than $.1 million. Excluding the first quarter adjustment for forfeitures, the effect of the change for the nine months ended September 30, 2006 was de minimis. Including the adjustment for forfeitures, the effect for the year-to-date period was to decrease the loss amounts by $.1 million. In all cases, there was no effect on the applicable loss per common share amounts.
Recently Issued Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48). This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation, which is effective for fiscal years beginning after December 15, 2006, also provides guidance regarding the derecognition of tax benefits, their classification in the statement of financial position and accounting for possible interest and penalties. Additionally, a new disclosure framework for uncertain tax positions will be required beginning with the annual accounting period 2007. The company is currently evaluating the provisions of FIN No. 48 but has not yet reached any conclusions regarding its possible effect.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157). This standard provides guidance for using fair value to measure assets and liabilities. The standard does not expand the use of fair value in any new circumstances. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is currently evaluating the provisions of SFAS No. 157 but does not anticipate a significant change related to adoption of this standard.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158). This standard amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132(R). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The Statement is effective for fiscal years ending after December 15, 2006,

Notes to Consolidated Condensed Financial Statements
(Unaudited)
and must be applied on a prospective basis. The exact effects of adopting SFAS No. 158 will depend upon a number of factors, including the fair value of plan assets at year end and any changes in discount rates that may be required as of December 31, 2006. However, the company believes that the principal effects will be to increase current liabilities by approximately $42 million, decrease noncurrent liabilities by approximately $30 million and increase accumulated other comprehensive loss by approximately $14 million, in all cases in relation to the estimated amounts that would otherwise be reported at December 31, 2006 under current requirements.
Discontinued Operations
     In the third quarter of 2005 and for the nine month period ended September 30, 2005, results of discontinued operations represents income of $.7 million and $1.3 million, respectively, from adjustments of reserves related to prior divestitures. The adjustments resulted from the favorable resolution of certain tax and other contingencies.
Restructuring Costs
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The net cost of the integration was $11.1 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.9 million was charged to expense. This amount is net of gains of $.2 million in 2005 from the sale of two previously idled manufacturing facilities. Of the total cost of the plan, $4.4 million related to employee termination benefits, $2.7 million to facility exit costs and $4.0 million to other costs, including $3.1 million to relocate employees, inventory and machinery and equipment. The total cash cost of the integration through the end of 2006 will be approximately $8.9 million. Cash costs for all of 2006 will be approximately $.2 million, of which $.1 million was spent in the first three quarters. The non-cash costs of the integration related principally to write-downs of the idle facilities in 2003 and 2004. At September 30, 2006, reserves for employee termination benefits totaled $.6 million and relate to supplemental retirement benefits that will be paid to certain former employees in Belgium at a rate of approximately $.1 million per year for the next several years.
     In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, resulted in restructuring costs of $14.2 million, including $.6 million in the first three quarters of 2006 and $.6 million in the comparable period of 2005. The amount for 2006 includes a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility based on a revised estimate of its fair value. The facility was subsequently sold late in the third quarter for proceeds that approximated its adjusted carrying value. Of the total cost of $14.2 million, $1.5 million relates to employee termination costs, $6.9 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to inventory adjustments related to discontinued product lines and $3.9 million to other move-related costs, including employee, inventory and machinery and equipment relocation. Net of $1.8 million of proceeds from the sale of the Manchester facility, total cash cost of the relocations was $4.6 million. The gross cash cost of $6.4 million includes $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $4.3 million for other costs, principally to relocate inventory and machinery and equipment. The non-cash cost of $9.6 million relates principally to the previously discussed adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.
     In the second quarter of 2004, the company initiated actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004 and $.4 million in 2005. Of the latter amount, $.2 million was recorded in the first three quarters. The final $.1 million was expensed in the first three quarters of 2006. Termination benefits accounted for $1.0 million of the total cost while facility exit costs represented a substantial majority of the remaining $.6 million. The total cash cost of these actions was $1.3 million. In 2005, $.5 million was spent, including $.4 million in the first three quarters. An additional $.1 million was spent in the first three quarters of 2006. The cash costs included $.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
million for severance and $.4 million for facility exit and moving costs. These actions resulted in the elimination of 63 positions, a majority of which occurred during 2004.
     In both 2003 and 2004, the company initiated actions to further reduce the overhead cost structure of its European mold base and components business. These actions were substantially completed in 2004 and 2005. However, the company incurred additional costs in the second quarter of 2006 of $.3 million. This amount relates principally to the resolution of legal issues related to earlier employee terminations. In 2004, the company also initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand. This action was completed in 2005 and $.1 million of reserves that had been established in 2004 were subsequently determined to be excess and reversed in the third quarter of 2006.
     In the fourth quarter of 2005, the company initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in restructuring expense of $.2 million in 2005 and $.1 million in the first three quarters of 2006. The cash cost of the closure will be approximately $.2 million. In the second quarter of 2006, $.1 million of this amount was spent and the remaining $.1 million is expected to be spent in the fourth quarter.
     In the fourth quarter of 2005, the company announced that it plans to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe and mold technologies segments — was initiated in the fourth quarter of 2005 and is being continued in 2006. The 2005 actions involved the sale of a majority ownership interest in an injection molding machinery sales subsidiary in The Netherlands and the sale of a surplus warehouse in Denmark. Expense related to these actions totaled $.3 million in 2005 and approximately $2.8 million of additional expense related to other locations is expected to be incurred in 2006. Of the total amount for 2006, $.7 million was charged to expense in the first three quarters. The cost reduction measures announced in 2005 and implemented in 2006 also include the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of marketing and administrative functions. Expense related to these actions totaled $1.4 million in the first three quarters of 2006. In total, the net cash costs related to the sales office and mold base and components reorganizations are expected to be $4.0 million, approximately two thirds of which will be spent in 2006. In the first three quarters of 2006, $.5 million was spent. Severance and other termination benefits represent almost one half of both the total expense and cash cost of these initiatives.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business is being restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The restructuring is expected to result in up to 90 headcount reductions, including 73 that were agreed to in the second and third quarters. The cost of the restructuring is expected to be approximately $6.9 million, almost all of which relates to severance and other termination benefits. Of this amount, $5.2 million was charged to expense in the second quarter and an additional $1.0 million was expensed in the third quarter. The cash cost — all of which relates to termination benefits — will also be approximately $6.9 million. A total of $5.3 million was spent in the second and third quarters of 2006 and the remaining $1.6 million is expected to be spent in the first quarter of 2007.
     In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at an expected cost of $1.8 million. In the second quarter of 2006, a total of $1.5 million was charged to expense, including $1.3 million for benefits related to the termination of 21 employees. An additional $.1 million was charged to expense in the third quarter. The cash cost of the plant reorganization is expected to be approximately $1.7 million, including $1.3 million in 2006. Of the latter amount, a total of $1.1 million was spent in the second and third quarters.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company announced its intention to eliminate most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and outsource a majority of the mold components the facility produces. The cost of this action — which is expected to result in the elimination of 35 positions — will be approximately $2.0 million, substantially all of which will be recorded in the fourth quarter of 2006. The expected cost includes $.5 million for severance, $1.2 million to adjust the carrying values of assets to be disposed of to reflect fair value and $.3 million for other exit costs. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.6 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In another action, the company initiated the downsizing of the administrative workforce at the mold technologies segment’s North American headquarters in Madison Heights, Michigan in the third quarter of 2006. This action resulted in the elimination of 13 positions at a cost of $.1 million, all of which related to termination benefits.
     In the third quarter of 2006, the company completed the liquidation of a sales branch in Japan which resulted in a non-cash charge of $1.3 million, a large portion of which related to the recognition of prior periods’ foreign currency translation adjustments and other deconsolidation effects.
     Additional restructuring actions are expected to be implemented later in 2006. In total, the actions initiated in 2005 and 2006 are expected to result in restructuring charges of approximately $18 million and cash costs of approximately $13 million spread over 2006 and the first half of 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions that are described above.

Restructuring Costs
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

EOC and Reform integration	$—	$—	$(.1)	$(.1)
Relocation of blow molding machinery and mold manufacturing	—	.1	.6	.6
North America plastics machinery overhead reductions	.1	—	.1	.2
Additional 2004 European mold base reductions	(.1)	—	.2	.1
Closure of metalworking fluids operation	—	—	.1	—
Downsizing of Germany mold base facility	.1	—	1.7	—
Reorganization of Germany injection molding machinery facility	1.0	—	6.2	—
Consolidation of European sales offices	.1	—	.7	—
Consolidation of European mold component operations	.3	—	1.4	—
Reorganization of North America mold components operations	.1	—	.1	—
Liquidation of Japan sales office	1.3	—	1.3	—

Total restructuring costs	$2.9	$.1	$12.3	$.8

     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the third quarters of 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005.

Restructuring Costs
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Accruals for termination benefits and facility exit costs	$1.5	$—	$8.2	$.2
Adjustments of assets to realizable values and gains and losses on disposal	—	—	.5	(.2)
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	.1	—	.5	—
Inventory and machinery relocation	—	—	.1	.1
Severance and facility exit costs	1.5	.1	3.2	.8
Other	—	—	.1	.1
Reserve reversals	(.2)	—	(.2)	(.1)

	2.9	.1	12.4	.9
Costs related to EOC and Reform integration	—	—	(.1)	(.1)

Total restructuring costs	$2.9	$.1	$12.3	$.8

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.

Restructuring Reserves
	Three Months Ended				Nine Months Ended
	Sept. 30, 2006				Sept. 30, 2006
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$.7	$—	$(.1)	$.6	$.7	$—	$(.1)	$.6
Facility exit costs	—	—	—	—	.1	—	(.1)	—

	.7	—	(.1)	.6	.8	—	(.2)	.6

Restructuring costs
Termination benefits	2.0	1.2	(1.8)	1.4	.4	6.8	(5.8)	1.4
Facility exit costs	1.2	.3	(.6)	.9	.2	1.4	(.7)	.9

	3.2	1.5	(2.4)	2.3	.6	8.2	(6.5)	2.3

Total reserves	$3.9	$1.5	$(2.5)	$2.9	$1.4	$8.2	$(6.7)	$2.9

Restructuring Reserves
	Three Months Ended				Nine Months Ended
	Sept. 30, 2005				Sept. 30, 2005
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration
Termination benefits	$.8	$—	$—	$.8	$1.0	$—	$(.2)	$.8
Facility exit costs	.3	—	—	.3	.3	—	—	.3

	1.1	—	—	1.1	1.3	—	(.2)	1.1

Restructuring costs
Termination benefits	.6	—	(.2)	.4	1.3	.2	(1.1)	.4
Facility exit costs	.1	—	—	.1	.2	—	(.1)	.1

	.7	—	(.2)	.5	1.5	.2	(1.2)	.5

Total reserves	$1.8	$—	$(.2)	$1.6	$2.8	$.2	$(1.4)	$1.6

     Approximately $1.0 million of the $2.9 million of reserves related to restructuring actions is expected to be utilized in the fourth quarter of 2006. An additional $1.2 million is expected to be used in the first half of 2007. A large portion of the remaining $.7 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The table that follows presents the components of expense for all defined benefit pension plans for the third quarters of 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005. The amounts presented therein include two plans for certain U.S. employees and retirees, one of which is funded, and two unfunded plans for certain employees and retirees in Germany.

Pension Expense
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Service cost	$1.3	$1.1	$3.9	$3.5
Interest cost	8.3	8.4	24.9	25.1
Expected return on plan assets	(8.0)	(8.2)	(24.1)	(24.7)
Amortization of prior service cost	—	.2	.4	.5
Amortization of unrecognized gains and losses	2.7	2.6	8.2	7.7

Expense for the period	$4.3	$4.1	$13.3	$12.1

     The table that follows presents the components of income or expense for the company’s principal postretirement health care plan for certain U.S. employees and retirees for the third quarters of 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005.

Postretirement Health Care (Income) Expense
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Service cost	$.1	$—	$.1	$.1
Interest cost	.1	.3	.3	1.0
Amortization of effect of plan amendment	(.5)	—	(1.4)	—
Amortization of unrecognized gains	(.1)	—	(.2)	(.1)

Postretirement health care (income) expense	$(.4)	$.3	$(1.2)	$1.0

     Under pension law in effect for 2006 and 2007 and the related funding standards, the company was originally required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees of approximately $2.7 million in 2006. During the first three quarters of the year, $2.1 million of this amount was contributed. In addition, on September 15, 2006 the company made a voluntary contribution of $30.0 million to the plan. Credit for this prefunding will have the effect of eliminating the remainder of the required 2006 contribution and any required contributions in 2007 which were previously estimated to be approximately $57 million. Contributions required in 2008 and beyond will be based on the provisions of the Pension Protection Act of 2006 which was signed into law on August 17, 2006 and which will be effective on January 1, 2008. However, funding requirements for years beyond 2007 cannot be precisely estimated at this time.
     The company raised approximately $18 million of the prepayment amount through the liquidation of investments for non-qualified pension plans for executives. The company also used approximately $2 million of proceeds from the sale of a previously closed manufacturing facility as well as approximately $6 million of cash repatriated from outside the U.S. The remaining $4 million was borrowed under the company’s asset based credit facility (see Short-Term Borrowings). The company is also in the process of selling various non-core, non-operating assets such as land, facilities and equipment made redundant through current and previous consolidation and restructuring actions.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created a new federal prescription drug coverage program called Medicare Part D. Medicare Part D became available to eligible participants beginning January 1, 2006 and is being provided by employers and third-party insurance plans who meet certain qualifying criteria. As a result of the Act, the company’s plan was

Notes to Consolidated Condensed Financial Statements
(Unaudited)
amended effective January 1, 2006 to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer qualifying Medicare Part D plans. The change is resulting in cash savings to both eligible retirees and to the company. The company’s cash savings are estimated to be approximately $2.0 million per year beginning in 2006. The reduction in the plan’s accumulated postretirement benefit obligation was approximately $14 million. Amortization of the effect of this reduction is expected to result in postretirement health care income of $1.9 million in 2006. In contrast, expense for all of 2005 was approximately $1.3 million.
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
     Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax will be phased out ratably over the years 2006 through 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out. On April 1, 2006, additional guidance was issued by the Ohio Department of Taxation, which allows taxpayers, through an affirmative election made by July 1, 2006, to convert a portion of qualified Ohio net operating loss carryforwards into tax credits to be applied, pursuant to annual limitations, against the commercial activity tax beginning in 2010 and ending in 2030. On June 14, 2006, the company made the election to convert approximately $23 million of its $132 million of Ohio net operating loss carryforwards to commercial activity tax credits of approximately $4.2 million, which has a net present value of $1.4 million. The commercial activity tax is a “gross receipts tax” which is accounted for as an item of income or expense before income taxes. Accordingly, the $1.4 million credit was recorded as non-cash income before income taxes in the second quarter of 2006.
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
     As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, all of which involve the disposal of substantial business assets, and certain

Notes to Consolidated Condensed Financial Statements
(Unaudited)
variables that are judgmental and subjective. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. The review of the company’s qualified tax planning strategies at September 30, 2006 resulted in no change to the amount thereof. However, the amount of available carrybacks decreased by $2 million and therefore a change in the amount of valuation allowances of $2 million was required.
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding increase in accumulated deficit in the period of the adjustment.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $3 million in the first three quarters of 2006. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in 2006. However, results for the third quarter of 2006 and the nine month period ended September 30, 2006 include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a third quarter provision for income taxes of $.9 million and a provision of $2.7 million for the nine month period ended September 30, 2006. For the third quarter of 2005 and the first three quarters of the year, the provisions for income taxes were $.6 million and $1.8 million, respectively. The amounts for 2005 are net of U.S. tax benefits of $.2 million and $.6 million, respectively, related to a special carryback provision for a portion of the company’s U.S. net operating loss.
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
Receivables
     During the third quarter of 2005, one of the company’s non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which was renewed for a one year period on August 31, 2006, replaced an arrangement with another institution under which sales of receivables were made with recourse. At September 30, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the new agreement totaled $10.6 million and $8.4 million, respectively.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes from its customers to third party lenders. At September 30, 2006 and December 31, 2005, the company’s maximum exposure under these arrangements totaled $6.2 million and $6.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and to guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $86.1 million at September 30, 2006 and $83.7 million at December 31, 2005. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

Deferred income taxes	$25.5	$25.3
Recoverables from excess liability carriers	3.2	3.2
Refundable income taxes	.2	3.8
Other	13.1	12.0

	$42.0	$44.3

Other Noncurrent Assets
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

Deferred income taxes net of valuation allowances	$61.5	$60.2
Recoverables from excess liability carriers	4.7	4.2
Intangible assets other than goodwill	1.8	2.6
Other	19.6	37.9

	$87.6	$104.9

Liabilities
     The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

Accrued salaries, wages and other compensation	$20.2	$19.6
Taxes payable other than income taxes	7.7	8.1
Reserves for post-closing adjustments on divestitures	1.9	2.0
Accrued and deferred income taxes	7.7	8.3
Accrued insurance and self-insurance reserves	12.4	11.3
Other accrued expenses	38.5	27.0

	$88.4	$76.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Balance at beginning of period	$5.6	$6.1	$5.6	$6.5
Accruals	.4	1.0	2.1	3.0
Payments	(.3)	(.8)	(1.7)	(2.4)
Warranty expirations	(.2)	(.4)	(.6)	(1.0)
Foreign currency translation adjustments	—	—	.1	(.2)

Balance at end of period	$5.5	$5.9	$5.5	$5.9

     The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

Accrued pensions and other compensation	$41.0	$39.8
Minimum pension liability	122.1	148.5
Accrued postretirement health care benefits	24.0	26.4
Self-insurance reserves	24.9	24.0
Accrued and deferred income taxes	12.1	10.2
Reserves for post-closing adjustments on divestitures	5.5	5.6
Other	11.5	6.9

	$241.1	$261.4

     As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $7.9 million in 2006 and $7.4 million in 2005. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement by the excess carriers.
Refinancing Transactions
     On March 12, 2004, the company entered into a definitive agreement whereby Glencore Finance AG and Mizuho International plc purchased $100 million in aggregate principal amount of the company’s new exchangeable debt securities. The proceeds from this transaction, together with existing cash balances, were used to repay the company’s then-outstanding 8 3/8% Notes that were due March 15, 2004. The securities the company issued were $30 million of 20% Secured Step-Up Series A Notes due 2007 and $70 million of 20% Secured Step-Up Series B Notes due 2007. The $30 million of Series A Notes were convertible into shares of the company’s common stock at a conversion price of $2.00 per share. Glencore Finance AG and Mizuho International plc converted the entire principal amount of the Series A Notes into 15.0 million shares of common stock on April 15, 2004. The Series A Notes and Series B Notes initially bore a combination of cash and pay-in-kind interest at a total rate of 20% per annum. The rate was retroactively reset on June 10, 2004 to 6% per annum from the date of issuance, payable in cash.
     On March 12, 2004, the company also reached a separate agreement with Credit Suisse First Boston for a $140 million credit facility having a term of approximately one year. This senior secured credit facility consisted of a $65 million

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

Asset based credit facility due 2008	$17.4	$2.2
Borrowings under other lines of credit	2.3	1.9

	$19.7	$4.1

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
     Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, the company must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement that could become effective for the four quarters of fiscal year 2006 of $.90 million, $3.80

Notes to Consolidated Condensed Financial Statements
(Unaudited)
million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will apply during 2006 only if the company’s borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if the company’s borrowing availability (net of reserves) remains above $17.5 million. During the third quarter of 2006, the company’s average availability was more than $17.5 million and the company was therefore not subject to these covenants. If these two covenants should become effective in future periods, they can subsequently cease to apply if the company’s borrowing availability remains above specified levels for specified periods.
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
     At September 30, 2006, $25 million of the asset based credit facility was utilized, including borrowings of $17 million and letters of credit of $8 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at September 30, 2006 was approximately $36 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the asset based credit facility at September 30, 2006 was 8.3%.
     At September 30, 2006, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $31 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $14 million was available to the company under these lines under certain circumstances.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Long-Term Debt
     The components of long-term debt are shown in the following table.

Long-Term Debt
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

11 1/2% Senior Secured Notes due 2011	$221.1	$220.6
Capital lease obligations	12.3	13.4
Other	1.5	1.9

	234.9	235.9
Less current maturities	(2.7)	(2.6)

	$232.2	$233.3

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
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $213.8 million as of September 30, 2006. The carrying amount of the company’s other long-term debt approximates fair value.
     On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate is calculated based on six-month LIBOR set in arrears. The interest rate swap had the effect of decreasing interest expense by $.7 million for the third quarter of 2006 and by $.2 million for the nine month period ended September 30, 2006. Any positive or negative effects in future periods cannot be determined at this time. The fair value of the swap, which is included in other noncurrent liabilities in the Consolidated Condensed Balance Sheets, can change dramatically based on a number of variables, including a significant change in the shape of the yield curve and the passage of time. Changes in the fair value of the swap are reported as non-cash increases or decreases in interest expense. At September 30, 2006 and December 31, 2005, the fair value of the swap was $.5 million and $.7 million, respectively.
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
     On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying either cash or pay-in-kind dividends under the terms of its asset based credit facility and the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Short-Term Borrowings and Long-Term Debt). No dividends were declared with respect to the Series B Preferred Stock in the first three quarters of 2006. Consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At September 30, 2006, accrued and unpaid dividends totaled $4.5 million. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock are currently convertible into approximately 57.1 million common shares. As discussed further below, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of September 30, 2006, the outstanding Series B Preferred Stock represented approximately 52% of the voting power of the company’s outstanding equity securities. In addition, as holders of Series B Preferred Stock, such holders have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one).
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
common shares, it must notify the holders of the Series B Preferred Stock. In such circumstances, the holders of the Series B Preferred Stock have the right to include their shares or any common shares into which their Series B Preferred Stock was previously converted in the same registration.
     Initially, Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) owned 100% of the Series B Preferred Stock. On June 1, 2005 Glencore transferred to Triage Offshore Funds, Ltd. (Triage) 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, the collective holdings of Series B Preferred Stock of Glencore and Mizuho at December 31, 2005 represented approximately 46.6% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%, in both cases assuming that no pay-in-kind dividends on the Series B Preferred Stock have been paid. However, during the first quarter of 2006, both Triage and Mizuho sold all of their shares of Series B Preferred Stock and other sales of Series B Preferred Stock have subsequently taken place. As a result of these transactions, there were 7 holders of Series B Preferred Stock at September 30, 2006, including Glencore which held 287,500 of the 500,000 shares that were outstanding. Glencore’s holdings represent 30.2% of the company’s as converted common equity at September 30, 2006.
     The company is currently precluded from declaring pay-in-kind dividends on the Series B Preferred Stock and does not expect to be able to do so for the foreseeable future. The Series B Preferred Stock is currently convertible into 57.1 million common shares. However, this amount has the potential to increase significantly if the company should become able to declare pay-in-kind dividends in the future and if it should elect to do so.
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders thereof to acquire common shares of the company at an effective conversion price that is less than their fair value per common share of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on an effective conversion price of approximately $2.08 per common share for 50.0 million shares. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the effective conversion price to approximately $1.82 per common share for 57.1 million shares. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the first three quarters of 2006, $2.4 million of the increase was recorded and an additional $.8 million will be recognized during the remainder of the year. The change in the recorded value of the beneficial conversion feature in 2006 has been added to the net loss amounts for the third quarter of 2006 and the nine month period ended September 30, 2006 in calculating the applicable loss per common share amounts.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In addition to the Series B Preferred Stock, at December 31, 2005 and December 31, 2004, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. No dividends were declared with respect to the 4% Preferred Stock in the third quarter of 2006. However, dividends have been accrued at a rate of 4% per annum. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
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
     In the first three quarters of 2006, a total of 1,602,586 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 70,628 restricted shares were cancelled during the first three quarters, of which 22,628 were added to the treasury share balance. After giving effect to the reissuance of 2,700 treasury shares during the first three quarters, the treasury share balance at September 30, 2006 was 30,762 shares.
     A total of 1,267,526 treasury shares were reissued in connection with grants of restricted stock and contributions to employee benefit plans in the first three quarters of 2005. This amount was offset by the cancellation of 6,780 restricted shares that were added to the treasury share balance. The treasury share balance at September 30, 2005 was 10,834 shares.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:

Comprehensive Loss
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Net loss	$(7.2)	$(6.9)	$(31.1)	$(19.8)
Foreign currency translation adjustments	1.8	1.8	12.3	(12.4)
Minimum pension liability adjustment	4.0	—	4.0	—
Change in fair value of foreign currency contracts	.2	—	—	—

Total comprehensive loss	$(1.2)	$(5.1)	$(14.8)	$(32.2)

     The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss
	Sept. 30,	Dec. 31,
(In millions)	2006	2005

Foreign currency translation adjustments	$(14.7)	$(27.0)
Minimum pension liability adjustment (a)	(109.2)	(113.2)

Accumulated other comprehensive loss	$(123.9)	$(140.2)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million that was recorded in 2002.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Share-Based Compensation
     The 2004 Long-Term Incentive Plan ( the 2004 Plan) permits the company to grant awards of its common shares in the form of non-qualified stock options, incentive stock options, performance shares, restricted shares and deferred shares. The 2004 Plan also provides for the granting of appreciation rights, either in tandem with stock options or free-standing. Awards under the 2004 Plan may include “management objectives,” the attainment of which governs the extent to which the related awards vest or become exercisable. A predecessor plan, the 1997 Long-Term Incentive Plan (the 1997 Plan), also permits the granting of non-qualified stock options, incentive stock options and restricted stock.
     Under the 2004 Plan and the 1997 Plan, non-qualified and incentive stock options are granted at market value, vest in increments over a four or five year period, and expire not more than ten years subsequent to the date of the award.
     The tables that follow summarize stock options outstanding and stock option activity for the third quarter of 2006 and the nine month period ended September 30, 2006.

Stock Options
	Three Months Ended
	Sept. 30, 2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at June 30, 2006	2,747,900	$18.27	2.2

Outstanding at September 30, 2006	2.747,900	18.27	1.9

Exercisable at September 30, 2006	2,736,900	18.32	1.9

Stock Options
	Nine Months Ended
	Sept. 30, 2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at December 31, 2005	3,180,700	$19.22	2.4
Cancellations	(405,675)	25.75	—
Forfeitures	(27,125)	17.39	2.5

Outstanding at September 30, 2006	2,747,900	18.27	1.9

Exercisable at September 30, 2006	2,736,900	18.32	1.9

     As of September 30, 2006, the exercise prices of all outstanding stock options were in excess of the market value of the company’s common shares at that date and the stock options therefore had no intrinsic value.
     In the second quarter of 2004, 14,000 stock options having a weighted-average fair value of $2.72 were granted. No stock options have subsequently been granted. The fair value of the 2004 grants was determined using the Black-Scholes option pricing model. Beginning in the first quarter of 2006, the expense related to these stock options (which is de minimis) is being recorded in the company’s primary financial statements rather than being disclosed on a pro forma basis. All other outstanding stock options are fully vested and therefore no expense is being recognized.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     Summaries of restricted stock and deferred share activity for the third quarter of 2006 and the nine months ended September 30, 2006 are presented in the tables that follow.

Restricted Stock and Deferred Shares
	Three Months Ended
	Sept. 30, 2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value

Balance at June 30, 2006 (a)	4,104,016	$2.97
Vested	(17,971)	1.32
Granted	5,015	1.10

Balance at September 30, 2006 (a)	4,091,060	2.98

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Restricted Stock and Deferred Shares
	Nine Months Ended
	Sept. 30, 2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value

Balance at December 31, 2005 (a)	2,823,313	$3.67
Granted	1,463,536	1.61
Vested	(106,678)	2.15
Forfeited	(89,111)	3.52

Balance at September 30, 2006 (a)	4,091,060	2.98

(a)	Restricted shares and deferred shares the vesting of which is contingent on the attainment of specified financial objectives totaled 1,990,000 at December 31, 2005 and 1,942,500 at both June 30, 2006 and September 30, 2006.
     At September 30, 2006, there was a total of $2.0 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 1.9 years, including approximately $.3 million during the remainder of 2006. The total fair value of the shares that vested in the first three quarters of 2006 was $.1 million.
     The total cost charged to expense for share-based compensation was $.3 million in the third quarter of 2006 and $.9 million for the nine months ended September 30, 2006. In the third quarter of 2005, share-based compensation resulted in income of $.2 million due principally to changes in estimates of the extent to which restricted shares and deferred shares subject to financial objectives would vest. For the nine month period ended September 30, 2005, expense for share-based compensation was $.8 million. No tax benefits were recognized in the Consolidated Condensed Statements of Operations in either 2006 or 2005 because any changes in the related deferred tax assets were fully offset by changes in valuation allowances (see Income Taxes).
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results by segment for the third quarters of 2006 and 2005 and for the nine month periods ended September 30, 2006 and 2005 are presented in the following tables.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Total Sales by Segment
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Plastics technologies
Machinery technologies — North America	$105.7	$86.7	$306.7	$269.2
Machinery technologies — Europe	39.8	36.8	116.0	112.6
Mold technologies	37.7	40.6	121.1	129.3
Eliminations (a)	(3.2)	(.5)	(9.3)	(1.5)

Total plastics technologies	180.0	163.6	534.5	509.6
Industrial fluids	29.1	27.1	88.1	82.2

Total sales	$209.1	$190.7	$622.6	$591.8

(a)	Represents the elimination of sales among plastics technologies segments.

Customer Sales by Segment
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Plastics technologies
Machinery technologies — North America	$104.9	$86.5	$305.5	$269.0
Machinery technologies — Europe	37.4	36.5	107.9	111.4
Mold technologies	37.7	40.6	121.1	129.2

Total plastics technologies	180.0	163.6	534.5	509.6
Industrial fluids	29.1	27.1	88.1	82.2

Total sales	$209.1	$190.7	$622.6	$591.8

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Operating Information by Segment
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$6.0	$4.3	$11.9	$11.0
Machinery technologies — Europe	(.7)	(1.5)	(4.2)	(4.1)
Mold technologies	—	(.7)	2.1	2.2

Total plastics technologies	5.3	2.1	9.8	9.1
Industrial fluids	1.9	1.8	6.7	5.1
Restructuring costs (a)	(2.9)	(.1)	(12.3)	(.8)
Corporate expenses	(3.6)	(3.0)	(10.0)	(9.5)
Other unallocated expenses (b)	(.2)	(.1)	(.3)	(.3)

Operating earnings (loss)	.5	.7	(6.1)	3.6
Interest expense-net	(6.8)	(7.7)	(22.3)	(22.9)

Loss before income taxes	$(6.3)	$(7.0)	$(28.4)	$(19.3)

(a)	In the third quarter of 2006, $.1 million relates to machinery technologies — North America, $1.2 million relates to machinery technologies — Europe, $.3 million relates to mold technologies and $1.3 million relates to corporate expenses. In the third quarter of 2005, the entire amount relates to machinery technologies — North America. For the nine months ended September 30, 2006, $.7 million relates to machinery technologies — North America, $7.0 million relates to machinery technologies — Europe, $3.2 million relates to mold technologies, $.1 million to industrial fluids and $1.3 million relates to corporate expenses. For the nine months ended September 30, 2005, $.9 million relates to machinery technologies — North America and $(.1) million relates to mold technologies.

(b)	Represents financing costs.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.

Loss Applicable to Common Shareholders

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2006	2005	2006	2005

Net loss	$(7.2)	$(6.9)	$(31.1)	$(19.8)
Dividends on preferred shares	(1.5)	(1.5)	(4.6)	(4.5)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.8)	—	(2.4)	—

Loss applicable to common shareholders	$(9.5)	$(8.4)	$(38.1)	$(24.3)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations

	Three Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$138.2	$77.1	$(6.2)	$209.1
Cost of products sold	1.7	111.9	62.4	(6.2)	169.8
Cost of products sold related to restructuring	—	—	.1	—	.1

Total costs of products sold	1.7	111.9	62.5	(6.2)	169.9

Manufacturing margins	(1.7)	26.3	14.6	—	39.2

Other costs and expenses
Selling and administrative	6.5	14.0	14.8	—	35.3
Restructuring costs	.1	1.6	1.1	—	2.8
Other expense — net	.2	.3	.1	—	.6

Total other costs and expenses	6.8	15.9	16.0	—	38.7

Operating earnings (loss)	(8.5)	10.4	(1.4)	—	.5
Other non-operating expense (income)
Intercompany management fees	(5.4)	5.4	—	—	—
Intercompany interest	(23.4)	23.9	(.5)	—	—
Equity in (earnings) losses of subsidiaries	23.4	(11.7)	—	(11.7)	—
Other intercompany transactions	(3.1)	3.2	(.1)	—	—

Total other non-operating expense (income)	(8.5)	20.8	(.6)	(11.7)	—

Earnings (loss) before interest and income taxes	—	(10.4)	(.8)	11.7	.5
Interest income (expense) — net	(7.1)	.3	—	—	(6.8)

Earnings (loss) before income taxes	(7.1)	(10.1)	(.8)	11.7	(6.3)
Provision for income taxes	.2	.3	.4	—	.9

Net earnings (loss)	$(7.3)	$(10.4)	$(1.2)	$11.7	$(7.2)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations

	Nine Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$411.8	$227.6	$(16.8)	$622.6
Cost of products sold	7.4	334.1	184.3	(16.8)	509.0
Cost of products sold related to restructuring	—	—	.5	—	.5

Total cost of products sold	7.4	334.1	184.8	(16.8)	509.5

Manufacturing margins	(7.4)	77.7	42.8	—	113.1

Other costs and expenses
Selling and administrative	19.8	44.0	44.0	—	107.8
Restructuring costs	.1	2.2	9.5	—	11.8
Other expense — net	(.8)	.4	—	—	(.4)

Total other costs and expenses	19.1	46.6	53.5	—	119.2

Operating earnings (loss)	(26.5)	31.1	(10.7)	—	(6.1)
Other non-operating expense (income)
Intercompany management fees	(9.3)	9.3	—	—	—
Intercompany interest	(39.9)	41.4	(1.5)	—	—
Equity in (earnings) losses of subsidiaries	33.9	(7.0)	—	(26.9)	—
Other intercompany transactions	(3.2)	4.2	(1.0)	—	—

Total other non-operating expense (income)	(18.5)	47.9	(2.5)	(26.9)	—

Earnings (loss) before interest and income taxes	(8.0)	(16.8)	(8.2)	26.9	(6.1)
Interest income (expense) — net	(22.9)	.8	(.2)	—	(22.3)

Earnings (loss) before income taxes	(30.9)	(16.0)	(8.4)	26.9	(28.4)
Provision for income taxes	.2	.8	1.7	—	2.7

Net earnings (loss)	$(31.1)	$(16.8)	$(10.1)	$26.9	$(31.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations

	Three Months Ended September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$126.1	$68.2	$(3.6)	$190.7
Cost of products sold	1.6	103.0	56.3	(3.6)	157.3

Manufacturing margins	(1.6)	23.1	11.9	—	33.4

Other costs and expenses
Selling and administrative	6.1	12.3	12.9	—	31.3
Restructuring costs	—	.1	—	—	.1
Other expense (income) — net	(.2)	.5	1.0	—	1.3

Total other costs and expenses	5.9	12.9	13.9	—	32.7

Operating earnings (loss)	(7.5)	10.2	(2.0)	—	.7
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(7.2)	7.6	(.4)	—	—
Equity in (earnings) losses of subsidiaries	2.8	(1.0)	—	(1.8)	—

Total other non-operating expense (income)	(7.5)	9.7	(.4)	(1.8)	—

Earnings (loss) from continuing operations before interest and income taxes	—	.5	(1.6)	1.8	.7
Interest income (expense) — net	(7.7)	.1	(.1)	—	(7.7)

Earnings (loss) from continuing operations before interest and income taxes	(7.7)	.6	(1.7)	1.8	(7.0)
Provision (benefit) for income taxes	(.1)	.3	.4	—	.6

Earnings (loss) from continuing operations	(7.6)	.3	(2.1)	1.8	(7.6)
Discontinued operations net of income taxes	.7	—	—	—	.7

Net earnings (loss)	$(6.9)	$.3	$(2.1)	$1.8	$(6.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations

	Nine Months Ended September 30, 2005
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$392.7	$212.5	$(13.4)	$591.8
Cost of products sold	6.2	321.9	173.7	(13.4)	488.4

Manufacturing margins	(6.2)	70.8	38.8	—	103.4

Other costs and expenses
Selling and administrative	19.6	37.9	41.0	—	98.5
Restructuring costs	—	.9	(.1)	—	.8
Other expense (income) — net	.2	(1.3)	1.6	—	.5

Total other costs and expenses	19.8	37.5	42.5	—	99.8

Operating earnings (loss)	(26.0)	33.3	(3.7)	—	3.6
Other non-operating expense (income)
Intercompany management fees	(9.3)	9.3	—	—	—
Intercompany interest	(21.1)	22.2	(1.1)	—	—
Equity in (earnings) losses of subsidiaries	2.9	(2.2)	—	(.7)	—

Total other non-operating expense (income)	(27.5)	29.3	(1.1)	(.7)	—

Earnings (loss) from continuing operations before interest and income taxes	1.5	4.0	(2.6)	.7	3.6
Interest income (expense) — net	(23.1)	.5	(.3)	—	(22.9)

Earnings (loss) from continuing operations before income taxes	(21.6)	4.5	(2.9)	.7	(19.3)
Provision (benefit) for income taxes	(.5)	.8	1.5	—	1.8

Earnings (loss) from continuing operations	(21.1)	3.7	(4.4)	.7	(21.1)

Discontinued operations — net of income taxes	1.3	—	—	—	1.3

Net earnings (loss)	$(19.8)	$3.7	$(4.4)	$.7	$(19.8)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Balance Sheet

	September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(1.8)	$4.7	$32.8	$—	$35.7
Notes and accounts receivable (excluding intercompany receivables)	.4	65.5	52.3	—	118.2
Inventories	(.2)	111.8	66.9	—	178.5
Other current assets	11.9	11.4	18.7	—	42.0
Intercompany receivables (payables)	(327.9)	215.0	115.2	(2.3)	—

Total current assets	(317.6)	408.4	285.9	(2.3)	374.4

Property, plant and equipment — net	1.1	53.6	59.3	—	114.0
Goodwill	—	53.3	32.8	—	86.1
Investment in subsidiaries	233.7	228.1	(15.6)	(446.2)	—
Intercompany advances — net	500.0	(533.3)	33.3	—	—
Other noncurrent assets	16.0	49.7	21.9	—	87.6

Total assets	$433.2	$259.8	$417.6	$(448.5)	$662.1

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$17.4	$—	$2.3	$—	$19.7
Long-term debt and capital lease obligations due within one year	1.1	—	1.6	—	2.7
Trade accounts payable	3.1	39.8	34.1	—	77.0
Advance billings and deposits	—	16.8	6.1	—	22.9
Accrued and other current liabilities	24.4	26.9	37.1	—	88.4

Total current liabilities	46.0	83.5	81.2	—	210.7

Long-term accrued liabilities	181.7	3.9	55.5	—	241.1
Long-term debt	227.4	—	4.8	—	232.2

Total liabilities	455.1	87.4	141.5	—	684.0

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred stock	115.3	—	—	—	115.3
Common shares, $.01 par value	.5	25.4	12.7	(38.1)	.5
Capital in excess of par value	350.6	316.4	80.8	(397.2)	350.6
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(370.9)	(156.6)	169.3	(12.7)	(370.9)
Other comprehensive income (accumulated other comprehensive loss)	(123.9)	(12.8)	13.3	(.5)	(123.9)

Total shareholders’ equity (deficit)	(21.9)	172.4	276.1	(448.5)	(21.9)

Total liabilities and shareholders’ equity (deficit)	$433.2	$259.8	$417.6	$(448.5)	$662.1

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Three Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(7.3)	$(10.4)	$(1.2)	$11.7	$(7.2)
Operating activities providing (using) cash
Depreciation and amortization	.1	2.4	1.7	—	4.2
Restructuring costs	.1	1.6	1.2	—	2.9
Equity in (earnings) losses of subsidiaries	47.2	(5.9)	—	(41.3)	—
Distributions from equity subsidiaries	—	(23.7)	(5.9)	29.6	—
Deferred income taxes	—	—	(1.5)	—	(1.5)
Working capital changes
Notes and accounts receivable	—	4.4	(2.6)	—	1.8
Inventories	—	(2.3)	.4	—	(1.9)
Other current assets	.1	.4	.8	—	1.3
Trade accounts payable	(1.1)	(5.4)	(.2)	—	(6.7)
Other current liabilities	9.7	(.9)	.4	—	9.2
Decrease (increase) in other noncurrent assets	10.3	(.3)	.6	—	10.6
Increase (decrease) in long-term accrued liabilities	(30.1)	—	2.5	—	(27.6)
Other — net	.4	(.5)	.3	—	.2

Net cash provided (used) by operating activities	29.4	(40.6)	(3.5)	—	(14.7)
Investing activities cash flows
Capital expenditures	—	(1.9)	(.8)	—	(2.7)
Net disposal of property, plant and equipment	—	1.9	.2	—	2.1

Net cash used by investing activities	—	—	(.6)	—	(.6)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.3)	—	(.4)
Increase in short-term borrowings	9.4	—	—	—	9.4
Dividends paid	—	—	—	—	—

Net cash provided (used) by financing activities	9.3	—	(.3)	—	9.0
Intercompany receivables and payables	(30.1)	29.4	.7	—	—
Intercompany advances	(9.4)	9.7	(.3)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	.1	—	.1

Decrease in cash and cash equivalents	(.8)	(1.5)	(3.9)	—	(6.2)
Cash and cash equivalents at beginning of period	(1.0)	6.2	36.7	—	41.9

Cash and cash equivalents at end of period	$(1.8)	$4.7	$32.8	$—	$35.7

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(31.1)	$(16.8)	$(10.1)	$26.9	$(31.1)
Operating activities providing (using) cash
Depreciation and amortization	.2	7.5	4.8	—	12.5
Restructuring costs	.1	2.2	10.0	—	12.3
Equity in (earnings) losses of subsidiaries	64.8	(1.2)	—	(63.6)	—
Distributions from equity subsidiaries	—	(30.8)	(5.9)	36.7	—
Deferred income taxes	—	—	(1.0)	—	(1.0)
Working capital changes
Notes and accounts receivable	.2	(.4)	2.6	—	2.4
Inventories	—	(11.7)	(2.8)	—	(14.5)
Other current assets	1.1	1.0	.9	—	3.0
Trade accounts payable	(3.0)	(.8)	2.6	—	(1.2)
Other current liabilities	2.2	4.4	(5.4)	—	1.2
Decrease (increase) in other noncurrent assets	18.1	.1	(.1)	—	18.1
Increase (decrease) in long-term accrued liabilities	(25.5)	(.1)	4.3	—	(21.3)
Other — net	1.4	(.1)	(.1)	—	1.2

Net cash provided (used) by operating activities	28.5	(46.7)	(.2)	—	(18.4)
Investing activities cash flows
Capital expenditures	—	(6.6)	(3.7)	—	(10.3)
Net disposal of property, plant and equipment	—	1.9	.2	—	2.1

Net cash used by investing activities	—	(4.7)	(3.5)	—	(8.2)
Financing activities cash flows
Repayments of long-term debt	(.3)	—	(1.1)	—	(1.4)
Increase in short-term borrowings	15.2	—	.3	—	15.5
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	14.8	—	(.8)	—	14.0
Intercompany receivables and payables	(26.9)	27.9	(1.0)	—	—
Intercompany advances	(17.6)	17.1	.5	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	2.3	—	2.6

Decrease in cash and cash equivalents	(1.2)	(6.1)	(2.7)	—	(10.0)
Cash and cash equivalents at beginning of period	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of period	$(1.8)	$4.7	$32.8	$—	$35.7

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
Operating Results
     In the third quarter of 2006, we incurred a net loss of $7.2 million, or $.20 per share, which included $2.9 million in restructuring charges. This compared to a net loss of $6.9 million, or $.18 per share, in the third quarter of 2005, which included an after-tax gain of $.7 million from discontinued operations. Manufacturing margins in the third quarter improved to 18.7% from 17.5% in the year-ago quarter, primarily as a result of better pricing and cost-reduction initiatives. Sales for the third quarter were $209 million, up 9% over last year’s $191 million. New orders of $201 million were up 5% from $191 million in the third quarter of 2005.
     Cash on hand at the end of the quarter was $36 million, and we had approximately $36 million available for borrowing under our asset-based revolving credit facility. Despite making a $30 million voluntary advance contribution to the U.S. defined benefit pension plan in September, liquidity (cash plus borrowing availability) of $72 million was down only $6 million from the beginning of the quarter.
Consolidation Measures
     Our consolidation plan, which was first announced in November 2005 and calls for streamlining the organization and reducing our overall cost structure, is on track for completion by early 2007. In total, we expect the restructuring actions to result in charges of approximately $18 million, of which about $13 million will be in cash spread over 2006 and the first half of 2007. The plan is projected to generate up to $15 million in annualized savings, of which $4 million to $5 million we expect to realize in 2006.
Pension Funding
     In September, we made a voluntary advance contribution to our U.S. defined benefit plan of approximately $30 million. Credit for this pre-funding will eliminate any contributions required in 2007. We raised the bulk of the prepayment, approximately $18 million, through the liquidation of investments for non-qualified retirement plans for executives. We also used approximately $2 million in proceeds from the recent sale of a previously closed facility as well as approximately $6 million in cash repatriated from outside the U.S. The balance, approximately $4 million, we borrowed through our revolving credit facility. We are also in the process of selling various other non-core, non-operating assets such as land, facilities and equipment made redundant through current and previous consolidations.
Outlook
     In the fourth quarter we could see slightly lower net results compared to the third quarter due to higher restructuring costs. Longer term, Milacron’s outlook remains positive. For 2007, we are planning on 4% to 5% top-line growth overall. We expect growth outside U.S. and Western European markets to exceed this rate, as we continue to expand our global presence. We believe that greater sales volume, improved pricing, incremental restructuring benefits and other cost reductions should lead to better margins.
Presence Outside the U.S.
     In the first nine months of 2006, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 25%; Canada and Mexico 8%; Asia 7%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first nine months of 2006, the weighted-average exchange rate of the euro was weaker in relation to the U.S. dollar than in the comparable period of 2005. As a result, we experienced unfavorable currency translation effects on new orders and sales of $4 million and $3 million, respectively. The effect on earnings was not significant.
     Between December 31, 2005 and September 30, 2006, the euro strengthened against the U.S. dollar by approximately 7% which caused the majority of a $12 million favorable adjustment to accumulated other comprehensive loss.

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
     As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. The review of our qualified tax planning strategies at September 30, 2006 resulted in no change to the amount thereof. However, the amount of available carrybacks decreased by $2 million and therefore a change in the amount of valuation allowances of $2 million was required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ deficit in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $3 million in the first three quarters of 2006. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the period. The provisions for income taxes for the third quarter of 2006 and the nine month period ended September 30, 2006 of $.9 million and $2.7 million, respectively, relate primarily to operations in profitable non-U.S. jurisdictions.
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
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2005, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2005, we recorded expense related to this plan of $12.3 million, an increase of $5.6 million in relation to 2004. For 2006, we expect to record expense for this plan of approximately $12.9 million, of which $10.1 million was recorded in the first three quarters of the year. As discussed more fully below, the recent increases in pension expense are negatively affecting our margins and operating earnings.
     Under current law, we were originally required to make cash contributions to the plan in 2006 of at least $2.7 million. During the first three quarters of the year, $2.1 million of this amount was contributed. In addition, we made a voluntary contribution of $30.0 million in September 2006. Credit for this prefunding will have the effect of eliminating the remainder of the 2006 contribution and any required contributions in 2007. A further discussion of our potential funding obligations in future years is included in footnote (a) to the table captioned “Contractual Obligations” that is included elsewhere in this Item 2.
New Orders and Sales
     In the third quarter of 2006, consolidated new orders totaled $201 million compared to $191 million in 2005. Consolidated sales were $209 million in 2006 and $191 million in 2005. New orders and sales benefited from favorable foreign currency translation effects of $2 million each. The increases in orders and sales were due principally to higher business levels for plastics processing machinery and related after-market products and services in North America — and to a lesser degree — blow molding systems in Europe. Orders and sales for the products of the mold technologies

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
segment decreased while the industrial fluids segment experienced increases that were due in part to favorable currency translation effects.
     In the first nine months of 2006, consolidated new orders were $626 million while consolidated sales totaled $623 million. In the comparable period of 2005, new orders and sales were $607 million and $592 million, respectively. The increases were achieved despite unfavorable foreign currency translation effects that penalized new orders and sales as reported in U.S. dollars by $4 million and $3 million, respectively. Higher order and sales levels for plastics processing machinery in North America more than accounted for the consolidated increases. Machinery orders and sales also increased modestly in Europe in relation to 2005 while the mold technologies segment experienced decreases.
     Export orders from the U.S. were $32 million in the third quarter of 2006 compared to $18 million in 2005. Export sales from the U.S. totaled $28 million in 2006 and $19 million in 2005. For the first nine months of 2006, export orders totaled $74 million while export sales were $64 million. In the comparable period of 2005, export orders and sales were $54 million and $56 million, respectively. Sales of all segments to non-U.S. markets, including exports, totaled $99 million in the third quarter of 2006 compared to $85 million in 2005. Non-U.S. sales totaled $275 million in the first nine months of 2006 and $258 million in the comparable period of 2005. For the first three quarters of both 2006 and 2005, products sold outside the U.S. were approximately 44% of sales while products manufactured outside the U.S. were approximately 38% of sales in both years.
     Our backlog of unfilled orders at September 30, 2006 was $99 million compared to $96 million at December 31, 2005 and $100 million at September 30, 2005.
Margins, Costs and Expenses
     Including restructuring costs related to product line discontinuation, the manufacturing margins for the third quarter of 2006 and the nine month period ended September 30, 2006 were 18.7% and 18.2%, respectively. Excluding these costs, the margins for the third quarter and year-to-date period were slightly higher. The margins for the comparable periods of 2005 were both 17.5%. The improvements achieved in 2006 were due in part to improved pricing and the effects of our cost reduction initiatives. Pension expense related to cost of products sold was $2.4 million in the second quarters of both 2006 and 2005. For the first three quarters of 2006, pension expense included in cost of products sold was $7.3 million compared to $7.0 million in 2005. Insurance cost for product liability increased by $.4 million for the third quarter but decreased by $.8 million for the year-to-date period.
     In the third quarter of 2006, total selling and administrative expense was $35.3 million compared to $31.3 million in the equivalent period of 2005. Selling expense increased by $3.4 million due in part to higher variable selling expense that related to increased sales volume. Pension cost included in selling expense increased modestly. As a percentage of sales, selling expense increased from 12.5% to 13.1%. Administrative expense for the period increased modestly. Costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404), which are included in administrative expense, were $1.8 million in 2006 and $1.6 million in 2005.
     For the first nine months of 2006, total selling and administrative expense was $107.8 million compared to $98.5 million in 2005. As a percentage of sales, selling expense was 13.5% in 2006 and 12.5% in 2005. Selling expense increased by $9.7 million due to higher variable selling expenses and costs related to the triennial National Plastics Exposition (NPE) that was held in the second quarter of 2006. Pension cost included in selling expense increased by $.6 million. Administrative expense decreased due principally to a $1.0 million reduction in SOX-404 costs.
     Other expense-net was $.6 million in the third quarter of 2006 and $1.3 million in the comparable period of 2005. For the first nine months of 2006 and 2005, other expense-net was income of $.4 million and expense of $.5 million, respectively. The year-to-date amounts for 2006 include $1.4 million related to recent changes in Ohio tax law. The year-to-date amount for 2005 includes first quarter income of $.9 million from the favorable settlement of litigation.
     Interest expense net of interest income decreased from $7.7 million in the third quarter of 2005 to $6.8 million in the comparable period of 2006 due principally to a benefit from the interest rate swap that is discussed elsewhere herein. In the first nine months of 2006, interest expense net of interest income was $22.3 million compared to $22.9 million in the equivalent period of 2005.

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
     In November 2002, we announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to our more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller, more cost-effective location near Manchester. The total cost of the relocations was $14.2 million, including $.6 million in the first three quarters of 2006 and $.6 million in the comparable period of 2005. The amount for 2006 includes a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility based on a revised estimate of its fair value. The facility was subsequently sold late in the third quarter at an amount approximating its adjusted carrying value.
     In the second quarter of 2004, we initiated additional actions to further enhance customer service while reducing the overhead cost structure of our North American plastics machinery operations. These overhead reductions resulted in restructuring expense of $1.6 million, including $.2 million in the first three quarters of 2005. Expense related to these actions for the first three quarters of 2006 was $.1 million.
     In the fourth quarter of 2005, we announced that we plan to further reduce our cost structure by consolidating certain operations in both North America and Europe. One of these actions involves the reorganization of the European sales offices of the machinery technologies — Europe and mold technologies segments. This initiative began in 2005 and is continuing in 2006. For all of 2006, the cost of the reorganization is expected to be approximately $2.8 million, of which $.7 million was recorded in the first three quarters. Cash costs for the year are expected to be approximately $1.5 million and an additional $1.8 million is expected to be spent in 2007. In connection with the sales office reorganization and the downsizing of the Fulda facility (as discussed below), we have also initiated the overall reorganization of the European operations of the mold technologies segment, including product line rationalization and the streamlining of marketing and administrative functions. The cost of the reorganization in the first three quarters of 2006 was $1.4 million. The cash cost will be approximately $1.0 million, all of which is expected to be spent in 2006.
     In the first quarter of 2006, we initiated a plan to reorganize our European injection molding machine manufacturing facility at Malterdingen, Germany and reduce its cost structure at an estimated cost of approximately $6.9 million for the termination of up to 90 employees. This action resulted in restructuring expense of $5.2 million in the second quarter and an additional $1.0 million in the third quarter. Costs for the remainder of the year are expected to be approximately $.7 million.
     In the second quarter of 2006, we initiated the reorganization and downsizing of the special mold base machining plant in Fulda, Germany at an expected cost of approximately $1.8 million. Of the total cost, $1.5 million was recorded in the second quarter and an additional $.1 million was expensed in the third quarter.
     In the third quarter of 2006, we initiated the reorganization of the mold technologies segment’s operations in North America, including the elimination of most of the manufacturing activities at the Charlevoix, Michigan plant and overhead reductions at the segment’s North American headquarters. Expense related to the latter action was $.1 million in the third quarter and additional expense of approximately $2.0 million related to the Charlevoix facility is expected to be recorded in the fourth quarter.
     In the third quarter, we also completed the liquidation of a sales branch in Japan which resulted in a non-cash charge of $1.3 million due to the recognition of prior period currency translation adjustments and other deconsolidation effects.
     In total, the actions that are discussed above as well as certain other actions that were initiated in 2003 through 2005 resulted in pretax restructuring costs of $12.3 million in the nine months ended September 30, 2006 and $.8 million in the comparable period of 2005. Cash costs totaled $6.0 million in the first three quarters of 2006. For the comparable period of 2005, cash costs were $.2 million. The amount for 2006 is net of proceeds of $1.8 million from the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
sale of the Manchester facility while the amount for 2005 is net of $2.0 million of proceeds from the sale of two previously idled manufacturing facilities in Germany.
     Additional restructuring actions are expected to be implemented later in 2006, including initiatives that are intended to further reduce the cost structure of the mold technologies segment’s operations in North America and Europe. The total cost of all of the actions initiated in 2005 and 2006 is expected to be approximately $18 million. The cash costs are expected to be approximately $13 million spread over 2006 and the first half of 2007. We expect to generate annualized cost savings of up to $15 million, of which $4 to $5 million is expected to be realized in 2006.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 on Part I of this Form 10-Q.
     Machinery technologies — North America — In the third quarter of 2006, the machinery technologies — North America segment had new orders and sales of $99 million and $106 million, respectively. In the comparable period of 2005, new orders totaled $89 million while sales were $87 million. Order levels for all machinery product lines — injection molding, blow molding and extrusion — increased in relation to 2005. The increases were due in part to orders received at NPE that were confirmed in the third quarter. Sales of injection molding machines increased significantly while sales of the segment’s other machinery products were essentially level with 2005. Due in part to the increase in sales, the segment’s operating profit excluding restructuring costs increased from $4.3 million in 2005 to $6.0 million in 2006. The segment’s pension expense of $2.9 million and costs related to SOX-404 compliance of $.5 million were essentially unchanged in relation to the prior year. In both 2005 and 2006, the segment’s restructuring costs of $.1 million relate principally to the overhead reduction actions initiated late in 2004 and to carrying costs related to the Manchester facility prior to its sale in the third quarter of 2006.
     For the first nine months of 2006, the machinery technologies — North America segment had new orders of $312 million and sales of $307 million compared to orders of $285 million and sales of $269 million in the equivalent period of the prior year. Higher shipment levels for injection molding machines and extrusion systems were responsible for the increase in sales. Sales volume for blow molding systems held steady in relation to 2005. The segment’s operating profit excluding restructuring costs was $11.9 million in the nine months ended September 30, 2006 compared to $11.0 million in 2005. Despite the significant increase in sales, profitability for the year-to-date period was penalized by higher materials costs and costs related to NPE that were incurred in the first half of the year. Pension expense for the period increased by $.5 million while SOX-404 costs decreased by a comparable amount. The segment’s 2005 restructuring costs of $.9 million related principally to the overhead reduction initiatives that began in 2004, costs for the relocation of the manufacturing of molds for blow molding and carrying costs for the Manchester facility. In 2006, the segment’s restructuring costs were $.7 million and include a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility which was sold late in the third quarter.
     Machinery technologies — Europe — The machinery technologies — Europe segment had third quarter new orders of $31 million and $34 million in 2006 and 2005, respectively. The segment’s sales were $40 million and $37 million in 2006 and 2005, respectively. As reported in U.S. dollars, new orders and sales benefited from favorable foreign currency translation effects of $1 million each. As measured in euros, sales of blow molding systems increased in relation to 2005 while sales of injection molding machines decreased modestly as demand in western Europe remained soft. The segment had an operating loss before restructuring costs of $.7 million in the third quarter of 2006 compared to a loss of $1.5 million in 2005. Additional expenses incurred in the implementation of a new Enterprise Resource Planning (ERP) system were offset by restructuring benefits. The segment’s SOX-404 compliance costs were $.4 million in both 2005 and 2006. Restructuring costs of $1.2 million in 2006 resulted from the previously discussed reorganization of the segment’s injection molding machine manufacturing facility in Germany. Additional expense related to the reorganization of the segment’s sales offices is expected to be recorded in the fourth quarter.
     The machinery technologies — Europe segment had new orders of $114 million in the first nine months of 2006 compared to $112 million of orders in the equivalent period of 2005. The segment’s sales totaled $116 million and $113 million in the first nine months of 2006 and 2005, respectively. Unfavorable foreign currency translation effects penalized new orders and sales by approximately $2 million each. Sales of blow molding systems increased in euros and as reported in U.S. dollars. Euro denominated sales of injection molding machines were essentially flat in relation to 2005 but increased slightly as measured in dollars. The segment’s operating loss excluding restructuring costs for the first three quarters of 2006 was $4.2 million compared to a loss of $4.1 million in the equivalent period of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
SOX-404 compliance costs were $1.0 million in 2006 and $1.3 million in 2005. The segment’s 2006 restructuring costs totaled $7.0 million and relate to the Malterdingen reorganization and — to a lesser degree — the planned sales office reorganization.
     Mold technologies — New orders in the mold technologies segment decreased from $41 million in the third quarter of 2005 to $38 million in 2006, while sales also decreased from $41 million to $38 million. The decreases relate principally to the segment’s operations in North America due in part to softness in the automotive sector. European orders and sales both benefited modestly from currency translation effects. Despite the decrease in sales, the segment’s operating results improved from a loss before restructuring costs of $.7 million in 2005 to a break-even position in 2006. The improvement was due in part to the benefits of the recent restructuring actions in Europe and other cost reduction measures. The segment’s SOX-404 compliance costs increased slightly from $.4 million in 2005 to $.5 million in 2006 but are expected to decrease in the fourth quarter. Restructuring costs were $.3 million in 2006 and relate to the reorganization of the segment’s European operations and to severance costs at the segment’s North American headquarters. Additional restructuring costs related to the discontinuation of manufacturing activities at the Charlevoix facility will be recorded in the fourth quarter.
     The mold technologies segment had new orders of $120 million and sales of $121 million in the first nine months of 2006. In the comparable period of 2005, orders and sales totaled $129 million each. Foreign currency exchange rate fluctuations did not significantly affect the comparison between years. As was the case in the third quarter, a majority of the decrease in sales occurred in North America as sales in Europe approximated the results achieved in 2005. The segment’s operating profit excluding restructuring costs decreased from $2.2 million in 2005 to $2.1 million in 2006. Costs for SOX-404 compliance were $1.3 million in 2006 and $1.4 million in 2005. Insurance costs for product liability increased by $.3 million in relation to 2005. The segment’s restructuring costs of $3.2 million in 2006 relate principally to the previously discussed downsizing of the Fulda facility and the reorganization of the segment’s European operations. In 2005, the segment realized $.1 million of income from restructuring activities as a result of the first quarter sales of two previously idled manufacturing facilities.
     Industrial fluids — The industrial fluids segment had new orders and sales of $29 million each in the third quarter of 2006 and $27 million each in 2005. In 2006, orders and sales benefited from foreign currency translation effects as well as improved pricing in both North America and Europe. Volume as measured in gallons or liters shipped declined modestly in North America but increased in Europe. The segment’s operating profit was $1.9 million in 2006 and $1.8 million in 2005 as higher raw materials costs continued to adversely affect the segment’s results. Costs to expand distribution in emerging markets also penalized results for the quarter. Insurance costs for product liability increased by $.4 million while SOX-404 compliance costs were unchanged. Pension expense increased modestly in relation to 2005.
     For the first nine months of 2006, the industrial fluids segment had new orders and sales of $88 million each compared to $82 million each in 2005. Foreign currency translation effects were not significant. Units shipped decreased modestly in North America but increased by 4% in Europe. Before restructuring costs, the segment’s operating profit increased from $5.1 million in 2005 to $6.7 million in 2006 due in part to significantly lower insurance costs for product liability. Pension expense increased by $.4 million while SOX-404 compliance costs decreased by $.3 million. In 2006, the segment incurred second quarter restructuring expense of $.1 million related to the closure of the blending facility in Germany.
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the third quarter of 2006 was $6.3 million which includes restructuring costs of $2.9 million. In the comparable period of 2005, our pretax loss was $7.0 million which includes restructuring costs of $.1 million. For the first nine months of 2006, our pretax loss was $28.4 million which includes restructuring costs of $12.3 million. In the comparable period of 2005, our pretax loss was $19.3 million which includes restructuring costs of $.8 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to losses in the U.S. and certain other jurisdictions in the third quarter of 2006. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. These factors resulted in a third quarter provision for income taxes of $.9 million despite the pretax loss for the period. In the third quarter of 2005, we recorded a provision for income taxes of $.6 million against a pretax loss of $7.0 million.
     For the first nine months of 2006, the provision for income taxes was $2.7 million despite a pretax loss of $28.4 million. In the comparable period of 2005, the provision for income taxes was $1.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Loss From Continuing Operations
     In the third quarter of 2006, our loss from continuing operations was $7.2 million, or $.20 per share. In 2005, the loss from continuing operations was $7.6 million, or $.20 per share. For the nine month period ended September 30, 2006, the loss from continuing operations was $31.1 million, or $.79 per share. Our loss for the equivalent period of 2005 was $21.1 million, or $.54 per share.
Discontinued Operations
     For the third quarter of 2005 and for the nine months ended September 30, 2005, results of discontinued operations represent income of $.7 million and $1.3 million, respectively, from adjustments of reserves related to prior divestitures. The adjustments resulted from the favorable resolution of certain tax and other contingencies.
Net Loss
     Including restructuring costs, we had a net loss of $7.2 million, or $.20 per share, in the third quarter of 2006. In the third quarter of 2005, we had a net loss including restructuring costs and the income related to discontinued operations of $6.9 million, or $.18 per share. In the first three quarters of 2006, we had a net loss of $31.1 million, or $.79 per share, compared to a net loss of $19.8 million, or $.51 per share, in the comparable period of 2005. The loss per common share amounts for 2006 include the effects of a preferred stock beneficial conversion feature that is discussed in the notes to the Consolidated Condensed Financial Statements. In both years, the loss per common share amounts include the effects of preferred stock dividends.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At September 30, 2006, we had outstanding forward contracts totaling $1.5 million. At December 31, 2005, outstanding forward contracts totaled $7.3 million and at September 30, 2005, we had outstanding forward contracts totaling $7.2 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at September 30, 2006, December 31, 2005 and September 30, 2005 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At September 30, 2006, we had fixed rate debt of $230 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 that were issued on May 26, 2004, and floating rate debt of $25 million. At December 31, 2005 and September 30, 2005, fixed rate debt totaled $230 million and $231 million, respectively. Floating rate debt totaled $10 million at December 31, 2005 and $8 million at September 30, 2005. As a result of these factors, a portion of annual interest expense fluctuates based on changes in short-term borrowing rates. However, before consideration of any adverse effects of the interest rate swap that is discussed in the following paragraph, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at any of the aforementioned dates.
     On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converts a portion of fixed-rate interest debt into a floating-rate obligation. The swap, which was amended in the first quarter of 2005 to, among other things, extend its maturity from November 15, 2008 to November 15, 2009, is intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of decreasing interest expense for the third quarter of 2006 by $.7 million and by $.2 million for the nine month period ended September 30, 2006. At September 30, 2006, the potential annual increase in interest expense from a hypothetical 10% increase in interest rates would be approximately $.4 million. Any positive or negative effects in future periods cannot be predicted at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     During the third quarter of 2005, one of our non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. The agreement, which was renewed for a one year period on August 31, 2006, replaced an arrangement with another institution under which sales of receivables were made with recourse. At September 30, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the new agreement totaled $10.6 million and $8.4 million, respectively.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of plastics processing machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale as used equipment. At September 30, 2006 and December 31, 2005, our maximum exposure under these guarantees totaled $6.2 million and $6.4 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Contractual Obligations
     Our contractual obligations for the remainder of 2006 and beyond are shown in the table that follows. At September 30, 2006, obligations under operating leases are not significantly different from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

					2007-		2009-		Beyond
(In millions)	Total		2006		2008		2010		2010

11 1/2% Senior Secured Notes due 2011	$225.0		$—		$—		$—		$225.0
Other long-term debt	1.5		.2		.9		.4		—
Capital lease obligations	12.3		.5		4.3		5.4		2.1
Other long-term liabilities
Pension plan contributions (a)	(a	)	(a	)	(a	)	(a	)	(a	)
Unfunded pension benefits (b)(c)	139.4		.7		5.4		5.4		127.9
Postretirement medical benefits (c)(d)	11.7		.2		1.4		1.0		9.1
Insurance reserves (c)	23.3		1.8		12.0		6.5		3.0

Total	$413.2		$3.4		$24.0		$18.7		$367.1

(a)	Under pension law in effect for 2006 and 2007 and the related funding standards, we were originally required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees of approximately $2.7 million in 2006. During the first three quarters of the year, $2.1 million of this amount was contributed. In addition, on September 15, 2006 we made a voluntary contribution of $30.0 million to the plan. Credit for this prefunding will have the effect of eliminating the remainder of the required 2006 contribution and any required contributions in 2007 which were previously estimated to be approximately $57 million. Contributions required in 2008 and beyond will be based on the provisions of the Pension Protection Act of 2006 which was signed into law on August 17, 2006 and which will be effective on January 1, 2008. Funding requirements for years beyond 2007 cannot be precisely estimated at this time.

(b)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(c)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess liability carriers and other parties totaling $7.9 million.

(d)	As discussed more fully in the note to the Consolidated Condensed Financial Statements captioned “Retirement Benefit Plans,” we have moved prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers effective January 1, 2006. This change will result in cash savings of approximately $2 million per year beginning in 2006. The amounts presented above include estimates of these benefits.

The above table excludes the contingent liabilities of up to $6.2 million related to the loan guarantees that are discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Liquidity and Sources of Capital
     At September 30, 2006, we had cash and cash equivalents of $36 million, a decrease of $10 million from December 31, 2005. Of the $36 million of cash, approximately 90% was held in foreign accounts in support of our operations outside of North America. Were this non-U.S. cash to be repatriated, it could trigger withholding taxes in foreign jurisdictions.
     Operating activities used $15 million of cash in the third quarter of 2006. In the comparable period of 2005, operating activities provided $15 million of cash. The usage of cash in 2006 was more than accounted for by the previously discussed pension contribution, the effects of which were partially offset by the liquidation of assets for non-qualified retirement plans. The amount for 2005 reflects the combined effects of a decrease in accounts receivable and increases in trade accounts payable and other current liabilities.
     For the first nine months of 2006, operating activities used $18 million of cash while providing $6 million of cash in the comparable period of 2005. The use of cash in 2006 was due principally to an increase in inventories in support of expected higher sales levels and to the pension plan contribution, the combined effects of which were offset to some degree by the liquidation of the non-qualified pension assets. The amount for 2005 reflects increases in certain liabilities and a decrease in accounts receivable, the combined effects of which were partially offset by an increase in inventories that resulted from higher order levels.
     Investing activities used $1 million of cash as the proceeds from the sale of the Manchester facility partially offset $3 million in capital expenditures. Investing activities used $3 million of cash in the third quarter of 2005 due principally to capital expenditures.
     In the first nine months of 2006, investing activities used $8 million of cash as capital expenditures of $10 million were offset to some degree by the Manchester proceeds. In the first nine months of 2005, investing activities used $5 million of cash due to capital expenditures.
     As discussed more fully in Item 1A of Part II of this Form 10-Q, we are in the process of implementing a new Enterprise Resource Planning (ERP) system that will ultimately be utilized by most of our major plastics technologies businesses. Including capitalized internal costs, our total investment in the ERP system is expected to be approximately $17 million. Of this amount, $7.6 million was capitalized as property, plant and equipment in 2004 and 2005 and a large majority of the remainder is expected to be capitalized in 2006. The North American operations of the mold technologies segment and our injection molding machine manufacturing operations in Europe began using the new ERP system for all data processing activities in the third quarter of 2006 and our plastics machinery operations in southwest Ohio are scheduled to begin using the system early in 2007.
     In the third quarter of 2006, financing activities provided $9 million of cash due principally to increases in short-term borrowings. In the comparable period of 2005, financing activities used $1 million of cash due to the payment of preferred stock dividends.
     For the first nine months of 2006, financing activities provided $14 million of cash compared to a $20 million use of cash in 2005. The amount for 2006 includes $16 million of net additional short-term borrowings offset by $1 million of repayments of long-term debt. The amount for 2005 includes the effects of debt repayments, preferred stock dividends and costs related to a rights offering that was completed late in 2004.
     Our current ratio was 1.8 at September 30, 2006 compared to 2.0 at December 31, 2005. The current ratio was also 2.0 at September 30, 2005.
     Total debt was $255 million at September 30, 2006 compared to $240 million at December 31, 2005. The increase was due to higher short-term borrowings.
     Total shareholders’ equity was a deficit of $22 million at September 30, 2006, compared to a deficit of $5 million from December 31, 2005. The change was due principally to the loss incurred for the period and preferred stock

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
     Based on the assets included in the borrowing base as of September 30, 2006 and without giving effect to reserves and issuances of letters of credit (in each case, as discussed below), we had approximately $55 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base after consideration of reserves (including the excess availability reserve and the hedging reserve) established by the administrative agent. As of September 30, 2006, after giving effect to then-outstanding letters of credit, our availability after deducting the $11 million of reserves was approximately $36 million.
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
     Under the February 10, 2006 amendment and limited waiver, the minimum fixed charge coverage ratio will not apply until 2007. Beginning with the quarter ending March 31, 2007, and for each quarter ending thereafter, we must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. In connection with delaying effectiveness of the minimum fixed charge coverage ratio, the February 10, 2006 amendment introduced a minimum cumulative total North America EBITDA requirement for the four quarters of fiscal year 2006 of $.90 million, $3.80 million, $10.56 million and $14.64 million, respectively. The February 10, 2006 amendment also extended the capital expenditure limitation through December 31, 2006. These two covenants, however, will apply during 2006 only if our borrowing availability (net of reserves) falls below specified levels for specified periods and will not apply if our borrowing availability (net of reserves) remains above $17.5 million. During the third quarter of 2006, our average availability was greater than $17.5 million and we were therefore not subject to these covenants. If these two covenants should become effective in future periods, they can subsequently cease to apply if our borrowing availability remains above specified levels for specified periods.
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
     At September 30, 2006, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $31 million, of which approximately $14 million was available under certain circumstances.
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
     Including internal costs related to the implementation of the new ERP system, capital expenditures for the remainder of 2006 are expected to be $3 to $4 million. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for the year.

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
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2006 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2005 and products introduced and expected to be introduced in 2006;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future;

•	our ability to fund our pension funding obligations for 2008 and beyond when they become due; and

•	our ability to successfully complete the implementation of our new Enterprise Resource Planning (ERP) system without significant business interruption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 of Part I of this Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s third quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control Over Financial Reporting
     Except as discussed in the following paragraph, no change in internal control over financial reporting was made in the third quarter of 2006 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.
     In the third quarter of 2006, the North American operations of the mold technologies segment and the company’s injection molding machine manufacturing operations in Europe began utilizing a new Enterprise Resource Planning (ERP) system to process their financial data. While this could be deemed to be a material change in the company’s systems of internal control over financial reporting, the data produced by the new system to date has proven to be accurate and comparable to the data produced by the systems that are being replaced. There is, however, the possibility that errors or inconsistencies could be detected or arise in the future.

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
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations. Except as discussed below, there have been no material changes in the matters included in our From 10-K during the third quarter of 2006.
     Our principal U.S. pension plan is underfunded, which we expect will require us to make cash contributions to the plan, which, in turn, will reduce the cash available for our business, and adverse equity market or interest rate conditions may increase our pension liability and expense.
     As of December 31, 2005, the projected benefit obligation under our Milacron Retirement Plan exceeded the fair value of the plan’s assets by $165 million based on a discount rate of 5.75%. In 2004 and 2005, we were required to make contributions to this plan of $4.2 million and $2.4 million, respectively. We may be required to make significant additional contributions to the plan in the future in order to comply with minimum funding requirements. The amount of any such required contributions will be determined annually based on actuarial valuations of the plan as performed by the plan’s actuaries. Based on the most recent valuation and on pension law in effect for 2006 and 2007 and the related funding standards, we were originally required to make cash contributions to the plan of approximately $2.7 million in 2006. During the three quarters of the year, $2.1 million of this amount was contributed. In addition, we made a voluntary contribution to the plan of $30.0 million in September 2006. Credit for this prefunding will have the effect of eliminating the remainder of the required 2006 contribution and any required contributions payable in 2007 which were previously estimated to be approximately $57 million. The contribution also had the effect of reducing the plan’s underfunded position in relation to the projected obligation to approximately $142 million. Contributions required in 2008 and beyond will be based on the provisions of the Pension Protection Act of 2006 which was signed into law on August 17, 2006 and which will be effective on January 1, 2008. Funding requirements for years beyond 2007 cannot be precisely estimated at this time.
     We are in the process of implementing a new Enterprise Resource Planning (ERP) system that will ultimately be used by most of our major plastics technologies businesses in North America and Europe.
     The implementation of major new systems requires careful planning and coordination. There is always a risk that the new system will not produce financial data that is accurate or comparable to the data produced by the system or systems being replaced. The North American operations of the mold technologies segment and our injection molding machine manufacturing operations in Europe began using a new ERP system for all data processing activities in the third quarter of 2006 and our plastics machinery operations in southwest Ohio are scheduled to begin using the system early in 2007. No significant problems were encountered by the operations that converted to the new system at the start of the third quarter but we will continue to monitor the data it produces to ensure that it is accurate and comparable to the data produced by the systems that it replaced. The southwest Ohio conversion is being carefully planned and we believe that it can be successfully completed on a timely basis. We believe that the conversions that have taken place to date and the anticipated southwest Ohio conversion can be accomplished and finalized without compromising the timeliness and quality of our financial reporting. However, there can be no assurance that errors will not occur or that we can continue to report our financial results accurately and on a timely basis.

PART II	Other Information
Item 3. Defaults Upon Senior Securities
The second and tenth paragraphs of the “Shareholders’ Equity” note to the Consolidated Condensed Financial Statements is incorporated by reference herein.
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

Milacron Inc.
Date: November 7, 2006	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President — Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.		Page

10.	Material Contracts — not applicable

11.	Statement Regarding Computation of Per-Share Earnings	63

15.	Letter Regarding Unaudited Interim Financial Information — not applicable

18.	Letter Regarding Change in Accounting Principles — not applicable

19.	Report Furnished to Security Holders — not applicable

22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable

23.	Consent of Experts and Counsel — not applicable

24.	Power of Attorney — not applicable

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	64

	31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	65

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002	66

99.	Additional Exhibits — not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.