Form 10-K
period 2006-12-31
MILACRON INC
filed 2007-03-09
CIK 716823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	[New York Stock Exchange, Inc.]

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $27.9 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007

Common Stock, $.01 par value per share	52,562,945 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007	Part III

MILACRON INC.
2006 FORM 10-K

PART I

Item 1.	Business

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

Accounting for 86% of consolidated sales in 2006, our plastics technologies segments manufacture and sell machines and turnkey systems as well as related mold tooling and components, MRO (maintenance, repair and operating) supplies, and value-added services and support for injection molding, extrusion and blow molding — methods that account for over 90% of all plastic part production. Major global markets for our plastics technologies include automotive, packaging, building materials, consumer goods, electronics, medical, and housewares.

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

History

Starting in the 1860s as a screw and tap machine shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading machine tool maker serving metalworking industries, in the late 1990s, we divested this legacy business and subsequently also divested our metalcutting tool and grinding wheel businesses in order to focus exclusively on plastics technologies and industrial fluids.

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

During this deep recession in North America, with European markets stagnant, demand for many of our plastics machinery lines declined by 50% or more, and our total global plastics technologies sales fell 27%. Despite a series of responsive actions, including a number of plant closings, head-count reductions and other measures resulting in annual cost-savings, severely depressed sales volumes led to consolidated losses from continuing operations in 2001 through 2006.

In 2004, the manufacturing sector of the North American economy began to show some signs of recovery. In the plastics sector, part production and U.S. capacity utilization were increasing gradually. In mid-2005, however, the industry was hit by a steep, unexpected jump in oil prices, resulting in rapid rises in material and resin costs. Many of our plastics-processing customers were negatively impacted, and, despite continued high capacity utilization rates, we saw a slowdown in plastics machinery orders that persisted throughout 2006. This was further exacerbated by sharp declines in U.S. auto production by the Big Three, which had a negative effect on our mold technologies and large injection molding machine businesses. As a result, in 2006 Milacron had a consolidated net loss of $39.7 million, or $1.02 per share, including $17.4 million in restructuring costs and $1.8 million in refinancing charges.

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

Milacron began implementing Lean Manufacturing and Six Sigma methodologies throughout our operations in 2001 and we have continued implementation through intensive employee training programs. Most of our employees worldwide have received Lean/Six Sigma training, and hundreds of cross-functional teams continue to solve problems and improve process efficiencies resulting in shorter response times, lower working capital requirements and improved cash flow.

Our focus is on reducing our overall costs and improving our operational efficiency through strategic global sourcing and manufacturing. We are concentrating our own manufacturing on those core components we can make better and/or less expensively than we would obtain through outsourcing. As part of this effort, we continue to seek new suppliers who offer greater flexibility, lower cost and higher quality, while consolidating existing supplier relationships and making other improvements to our supply chain.

Since 2001 we have closed several manufacturing plants in North America and Europe and have consolidated manufacturing capacity to more efficient facilities. During this time period, we also eliminated the need for approximately 1,800 manufacturing and administrative positions worldwide and divested various non-core assets.

These initiatives have contributed materially to the generation of cost savings from our operating structure since the end of 2000. In 2007, we expect further savings from operations of up to $11 million as a result of recently completed restructuring measures.

Refinancing

Near the end of 2006, Milacron entered into a five-year revolving credit facility providing up to $105 million of borrowing availability. The new asset based loan, provided by General Electric Capital Corporation, increased our total borrowing capacity by approximately $17 million, based on asset levels at November 30, 2006, and approximately $12 million at year end. The new facility, which matures in 2011, replaces our previous $75 million asset based lending facility, which was due to expire in 2008.

In 2004, Milacron completed a number of key refinancing transactions to strengthen our balance sheet and improve our financial flexibility. We repaid two long-term debt issues due to mature in 2004 and 2005 and eventually consolidated all our major long-term debt into one obligation of $225 million in 11 1/2% Senior Secured Notes due 2011. We also issued 500,000 shares of 6% Series B Convertible Preferred Stock in exchange for $100 million of new capital, which we used to help retire our 2004 and 2005 maturities.

Product Research and Development

We design and manufacture innovative, value-added products to reinforce our leading global positions and achieve sales growth. We continually invest in research and development to improve the performance of our existing products, to bring new products to market and to remain at the technological forefront of the plastics processing and metalworking fluids industries. To these ends, we invested $20.5 million, or 2.5% of sales, in R&D in 2006, compared to $19.7 million, or 2.4% of sales, in R&D in 2005 and $19.8 million, or 2.6% of sales, in 2004.

Patents

Milacron holds a number of patents pertaining to both plastics technologies and industrial fluids, none of which are material to their respective business segments.

Employees

Milacron’s average employment level from continuing operations was approximately 3,500 people in 2006. Of these, approximately half were outside the U.S. As of year-end 2006, our employment was about 3,430 people.

Segment Information

Segment and geographic information for the years ended December 31, 2006, 2005 and 2004 is included in the notes to Milacron’s Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Plastics Technologies

Products and Services.  We believe Milacron is the world’s broadest-line supplier of machinery, mold bases and related tooling and supplies to process plastics. Our extensive applications engineering expertise and comprehensive aftermarket service and support further differentiate us from our competitors. With combined 2006 sales of $702.6 million, our plastics technologies businesses are organized in three segments:

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

Our high-output, twin-screw extruders are North American market leaders for producing a wide variety of PVC (polyvinyl chloride) and plastic composite products, such as siding, decking, fencing and pipe, used in commercial and home construction markets. Smaller models of our single-screw extruders serve such end markets as plastics film and medical tubing. We also supply a leading line of new and rebuilt high-performance screws and barrels, which are the productivity and value components in the extrusion business, for all makes and models of extruders. With the expiration at the end of 2004 of a five-year non-compete agreement with the buyer of our divested European extrusion systems business, we continued to make good progress in 2006 in reintroducing our advanced extrusion systems and technologies to markets outside North America.

For North American injection mold makers and injection molders, Milacron is the leading supplier of durable mold bases, mold base components, ejector pins, nozzles, screw tips and MRO supplies. We are the number-three supplier of mold bases, components and MRO supplies in Europe and on a global basis. Independent mold makers are our largest customer category. We provide the widest range of standard and special mold tooling and the latest advances in mold technologies such as quick-change molds, hot runner systems and stack molds to reduce cycle times, increase output and improve productivity. Offering high-quality MRO products at competitive prices, we strive to become an extension of our customers’ businesses by meeting their day-to-day needs for small tools, gauges, temperature regulators, lubricants, safety supplies and thousands of other items.

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

Advancements in material development and in processing equipment capabilities continue to make plastic products more functional and less expensive, thus spurring secular growth. Thanks to superior strength-to-weight ratios, plastics are increasingly used in transportation-related applications. Additionally, consumer demand for safer, more convenient products continues to drive general demand for plastic products.

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

Geographic Sales.  About 65% of our plastics technologies products and services in 2006 were sold to customers in North America. European sales made up about 24% of the total, with the remainder coming from Asia and the rest of the world.

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

Customers.  Our plastics technologies customers are involved in making a wide range of everyday products from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras and razors; from milk bottles to wood-fiber composite plastic decking. Key end markets in order of 2006 sales were packaging, automotive, building materials, consumer goods, appliances and housewares, custom molders, electrical and electronics, industrial machinery and components and medical.

Production Facilities.  For our three plastics technologies segments, Milacron maintains the following principal production facilities:

Facility Location	Products

Ahmedabad, India*	Injection molding machines
Batavia, Ohio*	Injection molding machines
Blow molding machines
Extrusion systems
Fulda, Germany	Mold bases
Greenville, Michigan*	Mold bases
Jiangyin, China*	Injection molding machines
Lewistown, Pennsylvania	Mold components
Madison Heights, Michigan	Hot runner systems
Magenta, Italy*	Blow molding machines
Malterdingen, Germany	Injection molding machines
McPherson, Kansas*	Extrusion screws and barrels
Mechelen, Belgium*	Mold components
Melrose Park, Illinois	Mold bases
Mississauga, Canada*	Extrusion screws
Mt. Orab, Ohio	Plastics machinery parts
Policka, Czech Republic*	Blow molding machines
Tecumseh, Michigan*	Molds for blow molding
Windsor, Canada	Mold bases
Youngwood, Pennsylvania	Mold bases and components

*	Leased

The above facilities provide approximately two million square feet of manufacturing, warehousing and office space. All facilities are in good repair and are considered suitable for the purposes for which they are used. The level of utilization of the facilities in relation to their practical capacities varies but, in all instances, is sufficient to justify their continued operation.

The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $105 million asset based revolving credit facility: (i) Lewistown, Pennsylvania, (ii) Youngwood, Pennsylvania, (iii) Melrose Park, Illinois, (iv) Mt. Orab, Ohio and (v) Madison Heights, Michigan.

Competition.  The markets for plastics technologies are global, highly competitive and include principally North American, European and Asian competitors. We believe Milacron has the number-one position in the North American market and that we are one of the largest suppliers worldwide. A few of our competitors are larger than we are, most are smaller, and only a few compete in more than one product category. Principal competitive factors in the plastics technologies industry are product features, technology, performance, reliability, quality, delivery, price and customer service.

Industrial Fluids

Products and Services.  With 2006 sales of $117 million, our industrial fluids segment provides metalworking industries worldwide with a wide variety of coolants, lubricants, forming fluids, process cleaners and corrosion inhibitors used in the shaping of metal products. Customers count on our extensive knowledge of chemistry and metalworking applications to maximize their productivity.

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

Geographic Sales.  About 51% of our 2006 industrial fluid sales were made to customers in North America, while another 41% were to European customers. The remaining sales were to customers in Asia and the rest of the world.

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

Markets for our industrial fluids in order of importance based on 2006 sales were automotive, industrial components, industrial machinery, job shops, aerospace, appliances and housewares, oil and primary metals, off-road equipment, consumer goods, and electrical and electronics. The largest customer category, automotive, accounted for 36% of fluid sales in 2006.

Production Facilities.  For our industrial fluids segment, Milacron maintains the following principal production facilities:

Facility Location	Products

Cincinnati, Ohio	Metalworking fluids
Livonia, Michigan	Process cleaners, corrosion inhibitors, specialty products
Sturgis, Michigan	Metalforming fluids
Ulsan, South Korea	Metalworking fluids
Vlaardingen, The Netherlands	Metalworking fluids

The above facilities provide approximately 220,000 square feet of manufacturing, warehousing and office space. All facilities are in good repair and are considered suitable for the purposes for which they are used. The level of utilization of the facilities in relation to their practical capacities varies but, in all instances, is sufficient to justify their continued operation.

The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $105 million asset based revolving credit facility (i) Cincinnati, Ohio, (ii) Sturgis, Michigan and (iii) Livonia, Michigan.

Competition.  We believe Milacron holds a leadership position in world markets for synthetic metalworking fluids. Our competitors range from large petrochemical companies to smaller companies specializing in similar fluids. Principal competitive factors in this business include market coverage, product performance, delivery, price and customer service.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During
Name and Age	Position	Last Five Years

Ronald D. Brown (53)	Chairman, President and Chief Executive Officer	Elected Chairman, President and Chief Executive Officer in 2001. Elected President and Chief Operating Officer in 1999. Has served as a Director since 1999.
Ross A. Anderson (50)	Senior Vice President — Finance and Chief Financial Officer	Elected Senior Vice President — Finance and Chief Financial Officer in 2006. Prior thereto was Vice President — Finance and CFO since 2005, and was Vice President and General Manager for North American Plastics Injection Machinery from 2004 to 2005, Corporate Controller from 2002 to 2004 and Group Controller of Plastics Machinery Technologies Group from 1998 to 2002.
Hugh C. O’Donnell (55)	Senior Vice President, General Counsel and Secretary	Elected Senior Vice President in 2004 and elected Vice President, General Counsel and Secretary in 1999.

Positions Held During
Name and Age	Position	Last Five Years

Robert K. Simpson (46)	President — Global Plastics Machinery	Elected President — Global Plastics Machinery in 2006. Prior thereto was President, Siegel Robert Automotive 2005 to 2006, Executive Vice President — Global Operations, Textron Fastening Systems 2003 to 2005 and President — North America — Kautex Textron, Textron Automotive Company 1999 to 2003.
Dr. Karlheinz Bourdon(a) (49)	President — Global Injection Molding	Appointed Vice President — Global Injection Molding in 2006. Prior thereto was President of Global Plastics Machinery business from 2004 to 2006, General Manager, Plastics Machinery Technologies Group from 2003 to 2004, Senior Managing Director, Plastics Machinery Europe from 2001 to 2003, and Managing Director, Ferromatik Milacron from 1999 to 2001.
David E. Lawrence (56)	President — Global Mold Technologies	Elected President of Global Mold Technologies business in 2004. Prior thereto was General Manager, Global Mold Technologies from 2003 to 2004 and General Manager, North America of D-M-E, a Milacron subsidiary, from 1999 to 2003.
Robert C. McKee (55)	President — Global Industrial Fluids	Elected President of Global Industrial Fluids business in 2004. Prior thereto was General Manager, Global Industrial Fluids from 2002 and General Manager, Consumable Products Division from 2000 to 2002.
M. Bradley Baker (41)	Vice President — Human Resources	Elected Vice President of Human Resources in 2004. Prior thereto was Director, Global Human Resources from 2002 to 2004 and Group Director, Human Resources — Plastics Technologies from 1999 to 2002.
John C. Francy (42)	Vice President and Treasurer	Elected Vice President in 2004 and Treasurer in 2001. Prior thereto was Assistant Treasurer from 1998.

Positions Held During
Name and Age	Position	Last Five Years

Danny L. Gamez (44)	Controller	Elected Controller in 2005. Prior thereto was employed by subsidiaries of SPX Corporation from 2001 to 2005, most recently as Chief Financial Officer of SPX Cooling Technologies GmbH, and by Donnelly Hohe GmbH as Group Controller and Finance Director from 1998 to 2001.

Notes:

The parenthetical figure below the name of each individual indicates his age at most recent birthday prior to December 31, 2006.

There are no family relationships among the executive officers of the Registrant.

Officers of the company are elected each year by the Board of Directors.

(a) In February, 2007, the employment relationship of Dr. Karlheinz Bourdon and his service as an officer of the company ended.

Item 1A.	Risk Factors

Risks Relating to Our Liquidity and Our Indebtedness

If our cash flow available to service our debt does not continue to improve, we may not be able to service our debt with cash from operating activities, which may cause us to default on our debt instruments.

Beginning in 2001, we experienced significantly lower demand for our plastics machinery, primarily due to the global economic slowdown and, more specifically, a dramatic decline in capital goods spending. While our shipment volumes began to improve in 2004, they have remained below the historically high levels of 2000. The lower levels of demand for plastics machinery led to significantly more intense price competition than we had historically experienced. Our plastics processing customers’ production capacities were underutilized through early 2004, which resulted in a significant reduction in capital spending. Capacity utilization in the industry improved in 2004, 2005 and the first half of 2006. We continue to believe that capital spending correlates positively with industry capacity utilization as evidenced by an increase in industry-wide new orders in 2004 and again in 2005. However, utilization shrank in the second half of 2006 and currently stands at approximately 84% which approximates the usage rate early in 2004. Higher levels of capital spending in the plastics processing industry generally occurs when utilization increases. However, there can be no assurance that either an increase in utilization or a resultant increase in spending will occur.

During the year ended December 31, 2006, fixed charges exceeded our earnings by $37 million and our operating activities used $19 million of cash, including $32 million of pension contributions that will not be repeated in 2007. It is possible that our business will not be able to generate sufficient cash flow from operations to service our indebtedness and pay other expenses, that currently anticipated cost savings and operating improvements will not be realized on schedule or at all or that future borrowings will not be available to us under our asset based facility in an amount sufficient to enable us to make interest payments on our indebtedness or to fund other liquidity needs.

Our continued viability depends on realizing anticipated cost savings and operating improvements from the initiatives that were implemented through 2006 and continued improvement in sales volume in 2007 and beyond. Unless we realize anticipated cost savings and operating improvements on schedule and unless volume and pricing levels improve, we may need to fund interest payments on our 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility, the major provisions of which are discussed in detail in the section of Item 7 of this Form 10-K captioned “Liquidity and Sources of Capital.” In December 2006, we entered into a new asset based revolving credit facility (asset based facility) that provides increased liquidity and better terms than our previous facility. The new asset based facility significantly eased the financial covenants of the previous facility, including the fixed charge coverage requirement, and as long as the company complies with certain minimum availability thresholds, there are no financial maintenance covenants. However, our ability to borrow under our current asset based facility is subject to borrowing base limitations, including an excess availability reserve (as described below), which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing under our asset based facility, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults or any material adverse change in our business or financial condition. Our asset based facility contains a limit on annual capital expenditures beginning with 2007 and, if our excess availability falls below $5 million, a minimum fixed coverage ratio requirement. If we have no additional availability or are otherwise unable to borrow against our asset based facility, our liquidity would be impaired and we would need to pursue alternative sources of liquidity to service our debt and pay our expenses. It is possible that we would not be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses, or our failure to comply with the covenants governing our indebtedness, could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

Our liquidity depends on the availability of borrowings under our asset based facility, which is subject to the discretion of the administrative agent thereunder.

Pursuant to the terms of our asset based facility, the cash we receive from collection of receivables is subject to an automatic “sweep” to repay the borrowings under our current asset based facility on a daily basis. As a result, we rely on borrowings under our asset based facility as our primary source of cash for use in our North American operations. The availability of borrowings under our asset based facility is subject to a borrowing base limitation, including a minimum excess availability reserve of $10 million. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the satisfaction of conditions to borrowing under our asset based facility is determined by the administrative agent in its discretion. Further, the administrative agent has the customary ability to reduce, unilaterally, the availability of borrowings at any time by, for example, reducing advance rates, imposing or changing collateral value limitations, establishing reserves or declaring certain collateral ineligible. If the administrative agent exercises its discretion and limits the availability of borrowings under our asset based facility, our liquidity could be materially adversely affected.

Our substantial level of indebtedness may adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2006, we had approximately $260 million in total indebtedness. In addition, as of December 31, 2006, we and certain of our non-U.S. subsidiaries had guaranteed $6 million of off-balance sheet obligations related to customer financings. As of December 31, 2006, we had approximately $74 million of undrawn commitments under our asset based facility of which approximately $41 million was available to be borrowed.

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

The agreements governing our indebtedness impose financial and other restrictions upon us. In addition, our asset based facility is subject to a borrowing base limitation, including the excess availability reserve, which may be adjusted from time to time in the discretion of the administrative agent for the lenders. Failure to achieve compliance with covenants contained in any of these agreements could result in a loss of funding availability or a default under the related agreement, and could lead to acceleration of the related debt and the acceleration of debt under the other agreements. If we are unable to meet our expenses and debt obligations, we will need to refinance all or a portion of our indebtedness, sell assets or raise equity. However, we may not be able to refinance or otherwise repay such indebtedness, sell assets or raise equity on acceptable terms or at all and, if that is the case, we would be unable to service our indebtedness and our continued viability would be threatened.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to a borrowing base limitation, including an excess availability reserve, which may be adjusted from time to time in the discretion of the administrative agent for the lenders under our asset based facility, and our satisfaction of certain conditions to borrowing under our current asset based facility, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults or any material adverse change in our business or financial condition, our asset based facility permits additional borrowings thereunder. As of December 31, 2006, we had approximately $74 million of undrawn commitments thereunder of which approximately $41 million was available to be borrowed. If new debt is added to our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

As discussed above, while the credit agreement for our asset based facility has more attractive terms than our previous facility, it still requires us to satisfy certain covenants and other conditions to borrowing. Also, the availability of borrowings under our asset based facility is subject to a borrowing base limitation, including a minimum excess availability requirement and our satisfaction of certain conditions to borrowing. Subject to certain limited exceptions, our accounts receivable and inventory, our cash and cash equivalents and certain other collateral, are pledged to secure on a first priority basis our asset based facility and certain other obligations and, subject to certain exceptions, are not permitted to be pledged to secure other indebtedness we or our subsidiaries may otherwise be able to incur.

Events beyond our control, such as prevailing economic conditions and changes in the competitive environment, could hinder any improvement in, or further impair, our operating performance, which could affect our ability and that of our subsidiaries to comply with the terms of our debt instruments. It is possible that our subsidiaries and we will not be able to comply with the provisions of our respective debt instruments. Breaching any of our covenants, conditions or restrictions or the failure to comply with our obligations after the lapse of any applicable grace periods could result in a loss of funding availability or a default under the applicable debt instruments, including the credit agreement for our asset based facility. If there were an event of default, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. It is possible that our assets or cash flow or that of our subsidiaries would not be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default. It is also possible that if we were required to repurchase the 11 1/2% Senior Secured Notes or any other debt securities upon a change of control we would not be able to refinance or restructure the payments on such debt. Further, if we are unable to repay, refinance or restructure our indebtedness under our asset based facility, the lenders under our asset based facility could proceed against the collateral securing that indebtedness. In that event, any proceeds received upon a realization of such collateral would be applied first to amounts due under our asset based facility before any proceeds would be available to make payments on the 11 1/2% Senior Secured Notes. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our or our subsidiaries’ other debt instruments, including the 11 1/2% Senior Secured Notes.

Due to the restrictions, conditions and covenants contained in the credit agreement for our asset based facility, we may need to seek amendments or waivers from our lenders in order to avoid a loss of funding availability or a default resulting from an inability to improve our results of operations or to permit our entry into certain transactions we may desire to consummate in the future. In the past, we have had to seek amendments and waivers to financing facilities, including our previous asset based facility, and in certain cases we have agreed to pay the lenders a fee to obtain their consent. We may be required to pay the lenders under our current asset based facility a fee for their consent to any further amendments or waivers we may seek in the future. It is also possible that we will not be able to obtain any amendment or waiver we may seek in the future. It is also possible that we will need to seek bondholder consent for certain transactions we may desire to consummate in the future. There can be no assurance that such consent will be received.

Our principal U.S. pension plan is underfunded, which we expect will require us to make cash contributions to the plan, which, in turn, will reduce the cash available for our business, and adverse equity market or interest rate conditions may increase our pension liability.

Under pension law in effect for 2006 and 2007 and the related funding standards, we were originally required to make cash contributions to the plan of approximately $2.7 million in 2006. During the first three quarters of the year, $2.1 million of this amount was contributed. In addition, on September 15, 2006, we made a voluntary contribution to the plan of $30.0 million. Credit for this prefunding had the effect of eliminating the remainder of the 2006 contribution and will eliminate any contributions that would otherwise have been required in 2007. Contributions required in 2008 and beyond will be based on the provisions of the Pension Protection Act of 2006, (the Act) which becomes effective on January 1, 2008. The funding provisions of the Act will have the effect of increasing future contributions in relation to the amounts that would be required under the legislation that the Act replaced. The amount of future contributions will be dependent on, among other things, the funded status of the plan and on the interest rates required to be used for funding purposes. Contributions required for 2008 are estimated between $30 million and $40 million. However, contributions for 2009 and beyond cannot be reasonably quantified at this time.

Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could adversely affect our financial condition and results of operations. In addition, failure to fund the pension plan as required by law (or incurring certain liens in connection with a failure to fund or seeking a waiver from funding obligations) would be a breach of the terms of our debt agreements and therefore a default. If such default is not cured or waived, our indebtedness could be accelerated, which would have a material adverse effect on our liquidity and financial position. Finally, funding the pension plan might require the sale of significant business assets, which would adversely affect our ability to generate cash in the future. In addition, such sales of assets would generally require lender and, possibly, bondholder consent and it is possible that such consent will not be granted.

An “ownership change” for U.S. federal income tax purposes will cause utilization of our prechange tax loss carryforwards and other tax attributes to be substantially delayed, which would increase income tax expense and decrease available cash in future years.

The conversion of certain of our debt obligations into common stock and the subsequent exchange of this common stock and certain other debt obligations for convertible preferred stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of the ownership change, the timing of our utilization of pre-change U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. This delay could increase tax expense and decrease available cash in future years. A sale of Series B Preferred Stock or a conversion of all or a portion of our Series B Preferred Stock to common stock and a subsequent sale of the newly issued common stock could also trigger an “ownership change” for U.S. federal income tax purposes. An “ownership change” would further limit our utilization of our pre-change U.S. tax loss carryforwards and other tax attributes, which would increase tax expense and decrease available cash in future years.

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

As of December 31, 2006, our evaluation of the company’s internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) did not identify any material weaknesses. During 2005, we successfully remediated three material weaknesses that were identified in our initial evaluation during 2004. However, there can be no assurance that material deficiencies will not be identified in the future.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address them. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

The success of our business depends on the profitability of our customers’ business. Many of our customers are in businesses that are highly cyclical in nature and sensitive to changes in general economic conditions, such as the automotive, building materials, electronics and consumer durables industries. Their demand for our products and services changes as a result of general economic conditions (including increases in their cost structures and demand for their products), interest rates and other factors beyond our control. The performance of our business is directly related to the production levels of our customers. As an example, in 2006, the automotive industry experienced a significant slow down and shut down of operating facilities, which adversely affected the sale of our plastics machinery and metal working fluids. Also, prices for plastic resins used to make plastic products and parts increased significantly in 2005, remained high in 2006 and can be expected to remain at high levels for the foreseeable future. When resin prices increase, our customers’ profit margins decrease, resulting in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin which has had an adverse effect on our business and ability to generate operating cash flows. The costs of other materials and services used by our customers also increased during 2006, a factor which has also adversely affected our sales volume and profitability.

As a result of the significant downturn in the U.S. manufacturing sector that began in 2001, consolidated sales from continuing operations fell from peak levels of $994.3 million in 1999 down to $693.2 million in 2002. As a result of declining sales, we have sustained substantial operating losses as we restructured our operations to meet the decline in demand. Our net losses include goodwill impairment charges, restructuring costs, refinancing costs, discontinued operations and an income tax charge to establish valuation allowances related to U.S. deferred tax assets. In 2006 sales grew to $820.1 million and we incurred an additional $17.4 million of restructuring charges that are expected to benefit operating results in 2007 and beyond. However, declines in economic conditions in the industries served by our customers have and may continue to have a negative effect on our business and ability to generate positive operating cash flows.

If a large portion of our North American and Western European customers continue to outsource their manufacturing activities to areas where we do not currently have manufacturing operations, we may encounter difficulties keeping these customers.

In recent years, many companies have been outsourcing their manufacturing activities to lower cost regions such as Asia and Eastern Europe. The toy industry and the electronics industry, for example, have outsourced much of their manufacturing to areas outside the United States and Western Europe. Retaining business from outsourcing customers involves challenges such as being able to compete for their business with competitors that have more proximate operations, incurring extra costs to supply those customers, and in some cases being able to establish our own manufacturing operations closer to those customers, as we did in China in 2004 with the formation of a joint venture to manufacture injection molding machines. However, the establishment of new manufacturing operations involves significant investment and time and exposes us to international and emerging market risks as described below. If our customers continue to outsource to lower cost areas, we may not be able to expand our operations rapidly enough to meet their needs on a cost-effective basis or at all. Additionally, if our competitors further expand their operations to China and other areas where manufacturing activities are outsourced before we do, they may increase their customer base at our expense.

We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully our results of operations could fail to improve or could deteriorate.

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

Further increases in our cost structure could have an adverse effect on our operating results and cash flows.

In 2005, we experienced significant increases in the costs of raw materials used in our business, particularly for steel and for chemicals used in the production of metalworking fluids. We also experienced higher transportation and utility costs due principally to significant increases in oil prices. While these costs did not increase significantly in 2006, they remained at or near their 2005 levels. As discussed elsewhere in this Item 1A, in 2006, our pension costs continued to increase. In combination, these factors adversely affected our profitability in 2006 and can be expected to continue to do so in the future. While we have responded by further reducing our cost structure and increasing the prices we charge our customers, these measures were not always sufficient to offset the effects of the cost increases we experienced.

Our significant international operations subject us to risks such as unfavorable political, regulatory, labor and tax conditions.

Our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. For the year ended December 31, 2006, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 9%; Asia 7%; and the rest of the world 4%. We expect sales to and imports from international markets to continue to represent a significant portion of our total operations. Risks inherent in our international operations include the following:

•	supply imports into the United States may be delayed as the U.S. Department of Homeland Security enhances controls at U.S. borders and ports of entry;

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic and political conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be difficult.

Our overall success as a global business depends, in part, upon our ability to succeed in differing and unpredictable legal, regulatory, economic, social and political conditions. We may not be able to continue to succeed in developing and implementing policies and strategies that will be effective in each foreign market where we do business. Any of the foregoing factors may have an adverse effect on our ability to generate cash flow and grow our business.

Our operations are conducted worldwide and our results of operations are subject to currency translation risk and currency transaction risk that could adversely affect our financial condition and results of operations.

The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For the year ended December 31, 2006, we generated approximately 46% of our sales in foreign currencies, particularly the euro. Significant changes in the value of the euro relative to the U.S. dollar could have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt and U.S. dollar-denominated debt. If the euro should weaken against the U.S. dollar in the future, we will experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary technologies used in our principal products. We have not always been successful in preventing the unauthorized use of our existing intellectual property rights by our competitors. For example, in the past, we have determined that certain of our competitors were using our patented designs in the designs of their machines. We negotiated royalty payments from these competitors, which totaled $8.3 million in 2000, $1.1 million in 2001, $4.5 million in 2002, $.9 million in 2003 and $.6 million in 2004. It is possible we will not be able to discover unauthorized use of our proprietary technologies in the future or that we will not be able to receive any payments therefor. If we are not successful in protecting our intellectual property, it may result in the loss of valuable technologies or require us to make payments to other companies for utilizing their intellectual property rights. We generally rely on patent, trade secret and copyright laws as well as confidentiality agreements with other parties to protect our technologies; however, some of our technologies may not be protected. In addition, we cannot be assured that:

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

At December 31, 2006, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax reporting. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2006, we had provided valuation allowances against all net deferred tax assets except $63 million in the U.S. that are offset by qualified tax planning strategies and $8 million of non-U.S. assets to be realized through future income expectations and tax planning strategies.

The realization of deferred tax assets is dependent upon the generation of a sufficient amount of taxable income to utilize loss carryforwards, tax credits and other deductions in a timely manner and without limitations. (See also Item 7, “Deferred Tax Assets and Valuation Allowances’’ and the risk related to a change in control in this Item 1A, “Risk Factors”).

We are in the process of implementing a new Enterprise Resource Planning (ERP) system that will ultimately be used by most of our major plastics technologies businesses in North America and Europe.

The implementation of major new systems requires careful planning and coordination. There is always a risk that the new system will not produce financial data that is accurate or comparable to the data produced by the system or systems being replaced, or that the new system will impede us from conducting business as planned. The North American operations of the mold technologies segment and our injection molding machine manufacturing operations in Europe began using a new ERP system for all data processing activities in the third quarter of 2006 and our plastics machinery operations in southwest Ohio are scheduled to begin using the system in the second quarter of 2007, however further delays are possible. No significant problems have been encountered by the operations that converted to the new system at the start of the third quarter of 2006 but we will continue to monitor the data it produces to ensure that it is accurate and comparable to the data produced by the systems that it replaced. The southwest Ohio conversion is being carefully planned and we believe that it can be successfully completed. We believe that the conversions that have taken place to date and the anticipated southwest Ohio conversion can be accomplished and finalized without compromising the timeliness and quality of our financial reporting and conducting the business as planned. However, there can be no assurance that errors will not occur or that we can continue to report our financial results accurately and on a timely basis or conduct business as planned.

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

On March 1, 2007, Glencore Finance AG owned 57.5% of our outstanding Series B Preferred Stock and 30.0% of our as-converted common stock. By virtue of such stock ownership, Glencore has the power to significantly influence our affairs and to influence, if not decide, the outcome of matters required to be submitted to shareholders for approval, including the election of our directors and amendment of our charter and bylaws. See the note to the Consolidated Financial Statements captioned “Shareholders’ Equity” for more information regarding our Series B Preferred Stock.

If our common stock is delisted, it may lack a market.

In August 2006, the New York Stock Exchange (the NYSE) notified us that we had fallen below one of its prescribed listing standards in that our stock had traded below an average of less than $1.00 for more than thirty consecutive trading days. It is possible that we could suffer a delisting by the NYSE if we are unable to remedy the situation through improved operating performance or other actions. In response to the notice from the NYSE, in February 2007, our board of directors approved a proposal for a one-for-ten reverse stock split of common shares with the objective of elevating the trading price to an acceptable level. Our shareholders are expected to approve this proposal but there can be no assurance that approval will be received. If approved, we expect that the reverse split will remedy the minimum trading price but we can give no assurances that it will or that we will continue to comply with all NYSE listing standards.

If a significant portion of our Series B Preferred Stock shareholders would convert their holdings to common stock and attempt to sell, the value of our shares could be negatively impacted.

Our Series B Preferred Stock is convertible into 57.1 million shares of common stock. If upon conversion to common stock, a significant portion of the preferred shareholders attempt to sell their converted shares, the market value of our common shares could be negatively impacted.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate headquarters building from a third party. This building is located in Cincinnati, Ohio.

The remaining information required by Item 2 is included in Part I of this Form 10-K.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “MZ” but as discussed below, are not currently traded on this exchange. Such shares are traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange. As of February 28, 2007, there were approximately 3,840 holders of record of our common shares. Our 4% Cumulative Preferred Stock and 6% Series B Convertible Preferred Stock are not actively traded. As of February 28, 2007, there were 66 holders of record of our 4% Cumulative Preferred Stock and there were 6 holders of our 6% Series B Convertible Preferred Stock.

We have been informed by the New York Stock Exchange that its trading system does not accommodate transactions in fractions of one cent and that it has decided to halt trading of sub-penny eligible securities, including our common stock. Our common stock continues to be actively quoted and traded as described above as well as by broker-dealers and electronic communication networks.

Our common stock remains listed on the New York Stock Exchange. On February 23, 2007, we announced a proposal for a one-for-ten reverse split of our common stock to be voted on by stockholders at the annual meeting that is expected to be held on May 2, 2007. If the share price rises above $1.00 as a result of the reverse split or for any other reason, our stock would no longer be eligible for sub-penny trading and the New York Stock Exchange could resume quoting and trading it as long as we comply with all relevant listing standards.

The following table shows the price range of the common shares for 2005 and 2006, as reported by the New York Stock Exchange. No dividends were paid in 2006 or 2005 on our common shares. The indenture governing our 11 1/2% Senior Secured Notes due 2011 and our asset based lending facility (both discussed elsewhere in this Form 10-K) contain restrictions limiting the payment of cash dividends on our common stock. The terms of our 4% Cumulative Preferred Stock and our Series B Preferred Stock require that accrued and unpaid dividends on such stock be paid prior to any dividend or distribution on, or repurchase of, our common stock. As of March 1, 2007, there were no unpaid dividends outstanding on the 4% Cumulative Preferred Stock and there were $15.00 per share of accrued and unpaid dividends outstanding on the Series B Preferred Stock.

Common Stock Price Range

	High	Low

2005, quarter ended
March 31	$3.50	$2.40
June 30	3.09	1.88
September 30	2.30	1.65
December 31	1.90	1.08
2006, quarter ended
March 31	$1.76	$1.26
June 30	1.64	1.00
September 30	1.15	.83
December 31	1.05	.62

PERFORMANCE GRAPH

Comparison of 5-Year Cumulative Total Shareholder Return1
Milacron Inc., Russell 2000 Index and S&P SmallCap 600 Indl Machinery Index

1Total Shareholder Return assumes $100.00 invested on December 31, 2001 and reinvestment of dividends on a quarterly basis.

The following table summarizes stock repurchases and reacquisitions for the quarter ended December 31, 2006.

	(a)	(b)	(c)	(d)
Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value) of
			(or Units)	Shares (or Units)
	Total Number	Average Price	Purchased as	that May Yet Be
	of Shares	Paid per	Part of Publicly	Purchased Under
	(or Units)	Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs(1)	Programs(1)

October 1 — October 31, 2006	—	—	—	—
November 1 — November 30, 2006	—	—	—	—
December 1 — December 31, 2006	—	—	—	—
Total	—	—	—	—

(1)	As of December 31, 2006, there were no publicly announced plans or programs to repurchase stock.

Information on equity compensation plans is presented under Item 12 of this annual report.

Item 6.  Selected Financial Data

	2006		2005		2004		2003		2002
	(Dollars in millions, except per-share amounts)

Summary of Operations
Sales	$820.1		$808.9		$774.2		$739.7		$693.2
Loss from continuing operations before cumulative effect of change in method of accounting(a)	(39.8	)(b)	(16.5	)(b)	(51.3	)(b)	(183.7	)(b)	(18.7	)(b)
Per common share(c)
Basic	(1.02	)(d)	(.47)		(1.72	)(d)	(5.02)		(.52)
Diluted	(1.02	)(d)(e)	(.47	)(e)	(1.72	)(d)(e)	(5.02	)(e)	(.52	)(e)
Earnings (loss) from discontinued operations	.1	(f)	2.5	(f)	(.5	)(f)	(7.2	)(f)	(16.8	)(f)
Per common share(c)
Basic	—		.05		(.01)		(.19)		(.46)
Diluted	—		.05	(e)	(.01	)(e)	(.19	)(e)	(.46	)(e)
Cumulative effect of change in method of accounting	—		—		—		—		(187.7	)(g)
Per common share(c)
Basic	—		—		—		—		(5.15)
Diluted	—		—		—		—		(5.15	)(e)
Net loss(a)	(39.7)		(14.0)		(51.8)		(190.9)		(223.2)
Per common share(c)
Basic	(1.02	)(d)	(.42)		(1.73	)(d)	(5.21)		(6.13)
Diluted	(1.02	)(d)(e)	(.42	)(e)	(1.73	)(d)(e)	(5.21	)(e)	(6.13	)(e)
Financial Position at Year End
Working capital of continuing operations	153.1		186.8		193.4		22.2		166.9
Property, plant and equipment-net	114.3		114.2		128.4		140.8		149.8
Total assets	650.5		671.6		737.9		733.4		947.3
Long-term debt	232.8		233.3		235.9		163.5		255.4
Total debt	260.5		240.0		253.1		323.4		301.5
Net debt (total debt less cash and cash equivalents)	222.0		194.3		183.9		230.6		179.2
Shareholders’ equity (deficit)	(21.3)		(5.1)		50.4		(23.6)		143.5
Per common share	(2.75)		(2.49)		(1.42)		(.85)		4.07
Other Data
Dividends paid to common shareholders	—		—		—		.7		1.4
Per common share	—		—		—		.02		.04
Capital expenditures	13.8		12.7		8.8		6.5		6.2
Depreciation and amortization	16.8		18.4		20.3		21.7		23.0
Backlog of unfilled orders at year-end	105.7		92.7		87.3		92.0		76.4
Employees (average)	3,506		3,516		3,490		3,760		4,090

(a)	In 2004, the company elected to change its method of accounting for certain U.S. plastics machinery inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, retroactive to the beginning of the year. Upon adoption of the FIFO method, all amounts for the years 2002 and 2003 were adjusted to conform to the new presentation.

(b)	Includes restructuring costs of $17.4 million (with no tax benefit) in 2006, $1.6 million ($1.5 million after tax) in 2005, $13.0 million (with no tax benefit) in 2004, $27.1 million ($25.5 million after tax) in 2003 and

$13.9 million ($8.8 million after tax) in 2002. In 2006, includes refinancing costs of $1.8 million (with no tax benefit) and in 2004 and 2003, includes refinancing costs of $21.4 million and $1.8 million, respectively, in both cases with no tax benefit. In 2003 and 2002, includes goodwill impairment charges of $65.6 million and $1.0 million, respectively, in both cases with no tax benefit.

(c)	The numbers of shares used to compute earnings (loss) per common share data for years prior to 2004 include the effect of a “bonus element” inherent in a rights offering that was completed in the fourth quarter of 2004. Under the terms of the offering, holders of common shares were permitted to acquire additional shares at a price of $2.00 per share compared to a weighted-average market price on the closing dates of $2.91 per share. The effect of the bonus element was to increase the numbers of shares used to calculate basic and diluted earnings (loss) per common share in 2003 and 2002 by a factor of 1.0891.

(d)	In 2004, loss from continuing operations per common share and net loss per common share include the effect of a beneficial conversion feature that is included in the Series B Preferred Stock that was issued in June 2004. In addition to dividends on all preferred stock, the $15.9 million value of the beneficial conversion feature was added to the applicable loss amounts for 2004 in calculating the respective loss per common share amounts. During 2005, the value of the beneficial conversion feature was increased to $33.1 million as a result of an increase in the number of shares into which the Series B Preferred Stock is convertible. The $17.2 million increase is being amortized beginning in 2006 through the mandatory conversion date in the second quarter of 2011. As a result, $3.2 million has been added to the applicable loss amounts in addition to preferred stock dividends in calculating the related loss per common share amounts for 2006.

(e)	For all years presented, diluted earnings per common share is equal to basic earnings per common share because the inclusion of potentially dilutive securities would result in a smaller loss per common share.

(f)	In 2006, 2005, 2004 and 2003, includes income of $.1 million, income of $2.5 million, income of $.8 million and expense of $.8 million, respectively, related to adjustments of previously recorded gains and losses on divestitures of discontinued operations. In 2002, includes a net gain of $8.4 million on the divestitures of the Valenite and Widia and Werkö metalcutting tools businesses, the planned divestiture of the round metalcutting tools and grinding wheels businesses and adjustments of reserves related to the 1998 sale of the machine tools segment.

(g)	Represents a goodwill impairment charge related to the adoption of a new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During this deep recession in North America, with European markets stagnant, demand for many of our plastics machinery lines declined by 50% or more, and our total global plastics technologies sales fell 27%. Despite a series of responsive actions, including a number of plant closings, headcount reductions and other measures, severely depressed sales volumes led to consolidated losses from continuing operations in 2001 through 2006.

In 2004, the manufacturing sector of the North American economy began to show some signs of recovery. In the plastics sector, part production and U.S. capacity utilization were increasing gradually. In mid-2005, however, the industry was hit by a steep, unexpected jump in oil prices, resulting in rapid rises in material and resin costs. Many of our plastics-processing customers were negatively impacted, and despite continued high capacity utilization rates, we saw a slowdown in plastics machinery orders that persisted throughout 2006.

Industrial Fluids — Recent History

During the severe manufacturing recession of 2000-2003, overall demand for our metalworking fluids declined only by 10%, as our largest customer group, automakers, maintained high levels of production both in North America and worldwide. Profitability in the fluids business, although impacted, held up fairly well throughout this period, with operating earnings in the range of 13% to 15% of sales. In 2004 and 2005, sales of our metalworking fluids grew modestly, but profitability in this segment declined due to significant increases in product liability insurance and related expenses, as well as higher material costs and pension expense. In 2006, having successfully implemented price increases to compensate for higher costs, we were able to grow our fluid sales and profitability.

Consolidated 2006 Results

Sales and new orders in 2006 were up slightly compared to 2005, reflecting modest growth in North America and continued strong growth in Asia and other emerging markets. Our net loss for the year was $39.7 million, which included $17.4 million in restructuring charges and $1.8 million in refinancing costs, in both cases, with no tax benefit. This compared to a net loss in 2005 of $14.0 million, which included $1.5 million in after-tax restructuring charges.

Opportunities and Challenges

As we enter 2007, it appears that energy and various other material prices have receded and capacity utilization rates by U.S. plastics processors, although lower than their recent peak in mid 2006, remain at a level that has historically precipitated capital spending. This bodes well for a renewed recovery in our North American machinery businesses. Additionally, we will continue to develop new and better products and services, especially in the aftermarket sectors of our businesses. We will also strengthen our performance and customer focus in our home markets of North America and western Europe, while expanding our presence outside the United States, Canada and western Europe. Overall for 2007, we are projecting global sales growth of 4% to 5% and improved profitability which should be helped by higher volume and the benefits from the restructuring measures taken in 2006.

Presence Outside the U.S.

Since 1993, we have significantly expanded our presence outside the U.S. and become more globally balanced. For 2006, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 9%; Asia 7%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2006, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in 2005. As a result, Milacron experienced favorable currency translation effects on new orders and sales of approximately $2 million each. The effect on earnings was not material.

During 2006, the euro strengthened against the U.S. dollar by approximately 11% which caused the majority of an $18 million favorable foreign currency translation adjustment to consolidated shareholders’ deficit.

If the euro should weaken against the dollar in future periods, we could experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Significant Accounting Policies and Judgments

The Consolidated Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the note to the Consolidated Financial Statements captioned “Summary of Significant Accounting Policies,” (presented in Item 8 of this Form 10-K) which should be read in connection with the discussion that follows. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe that the estimates used in the preparation of the Consolidated Financial Statements are reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

At December 31, 2006, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax purposes. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2006, we have provided valuation allowances against all net deferred tax assets except $63 million in the U.S. that are offset by qualified tax planning strategies and $8 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.

At December 31, 2006, we had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany and Italy — totaling $223 million and related deferred tax assets of $69 million. Valuation allowances totaling $61 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.

At December 31, 2006, we had a U.S. federal net operating loss carryforward of $161 million, which will expire between 2023 and 2027. Deferred tax assets related to this loss carryforward, as well as to our federal tax credit carryforward ($16 million) and additional state and local loss carryforwards ($8 million), totaled $80 million. Additional deferred tax assets totaling approximately $98 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2027. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax is being phased out ratably over the years 2006 through 2010. As a result of the legislative change, the benefit of our Ohio net operating loss carryforward will also be phased out.

The transaction entered into with Glencore Finance AG and Mizuho International plc on June 10, 2004 (see Liquidity and Sources of Capital) caused an “ownership change” as defined by the Internal Revenue code and regulations and will substantially delay the timing of the utilization of certain of the pre-change U.S. loss carryforwards and other tax attributes. The company has calculated an annual limitation of approximately $23 million that can be used to offset post-change taxable income. This limitation is for each year and is cumulative for years in which the limitation is not fully utilized. Therefore, the cumulative limitation at the end of 2006 amounts to approximately $58 million of available pre-change net operating losses with no limitations on deductibility. The $58 million is composed of $12 million from 2004, $23 million from 2005 and $23 million from 2006.

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

As of December 31, 2005, U.S. deferred tax assets net of deferred tax liabilities totaled $183 million and U.S. valuation allowances totaled $121 million. We continued to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2005, valuation allowances had not been recorded with respect to $62 million of U.S. deferred tax assets based on qualified tax planning strategies of $59 million and tax carrybacks of $3 million. Due to better market information and refined estimates, the $59 million of tax planning strategies at the end of 2005 represented a net $2 million decrease from the tax planning strategies at December 31, 2004.

For the year 2006, U.S. deferred tax assets decreased by $5 million. Valuation allowances were also decreased by $6 million during this period. At December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2006, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. Due to market value increases related to the assets included in our tax planning strategies model, the $63 million of tax planning strategies at December 31, 2006 represents a $4 million increase over December 31, 2005.

We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase or decrease in income tax expense and a corresponding increase or decrease in shareholders’ equity in the period of the change.

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

Allowances for doubtful accounts are generally established using specific percentages of the gross receivable amounts based on their age as of a particular balance sheet date. Because of the product line and customer diversity noted above, each business unit is required to base the percentages it applies to its aged receivables on its unique history of collection experience. The percentages used are reviewed for continued reasonableness on a quarterly basis. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable for our continuing operations have averaged $4.6 million during the last three years. While we believe that our reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of our major customers could result in the need for additional reserves in the future.

Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. As is the case for allowances for doubtful accounts, each business unit selects the percentages it applies based on its unique history of inventory usage and obsolescence experience and forecasted usage. The preliminary calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2006, our continuing operations recorded new inventory obsolescence reserves totaling $4.7 million and utilized $5.6 million of such reserves in connection with the disposal of obsolete inventory. We believe that our reserves are appropriate in light of our historical results and our assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.

Our warranty reserves are of two types — “normal” and “extraordinary.” Normal warranty reserves are intended to cover routine costs associated with the repair or replacement of products sold in the ordinary course of business during the warranty period. These reserves are accrued using a percentage-of-sales approach based on the ratio of actual warranty costs over a representative number of years to sales revenues from products sold with warranties over the same period. The percentages are required to be reviewed and adjusted as necessary at least annually. Extraordinary warranty reserves are intended to cover major problems related to a single machine or customer order or to problems related to a large number of machines or other type of product. These reserves are intended to cover the estimated costs of resolving the problems based on all relevant facts and circumstances. In recent years, costs related to extraordinary warranty problems have not been significant. In 2006, our continuing operations accrued warranty reserves totaling $3.3 million and incurred warranty-related costs totaling $3.3 million. While we believe that our warranty reserves are adequate in the circumstances, unforeseen problems related to unexpired warranty obligations could result in a requirement for additional reserves in the future.

Impairment of Goodwill and Long-Lived Assets

We test goodwill for impairment based on the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), using probability-weighted cash flows discounted at market interest rates. SFAS No. 142 requires that goodwill be tested for impairment annually or whenever certain indicators of impairment are present.

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

While we recorded goodwill impairment charges in 2002 and 2003, our annual reviews as of October 1, 2004, 2005 and 2006 did not result in additional charges.

We review the carrying values of our long-lived assets other than goodwill annually under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reviews are conducted by comparing the estimates of undiscounted future cash flows that are included in our long-range internal operating plans to the carrying values of the related assets. To be conservative, no growth in operating cash flows beyond the third year is currently assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts. In 2006, we reviewed the aggregate carrying values of selected groups of our long-lived assets. The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, intangible assets other than goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 8 years and that the weighted-

average recovery period is approximately 9% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2006.

Self-Insurance Reserves

Through our wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), we are primarily self-insured for many types of risks, including general liability, product liability, environmental claims and workers’ compensation for certain U.S. employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to us. Exposure for general and product liability claims is supplemented by reinsurance coverage in some cases and by excess liability coverage in all policy years. Workers’ compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2006, MAL and the company had reserves for known claims and incurred but not reported claims under all coverages totaling approximately $30.2 million and expected recoveries from excess carriers and other third parties of $7.4 million. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to us. These amounts are classified as assets because unless other payment arrangements are negotiated, we (as the insured party) expect that we would first pay any indemnity claims and expenses in excess of MAL’s limits and then pursue reimbursement from the excess carriers. Of the $30.2 million in reserves at December 31, 2006, $19.7 million is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date. The remaining $10.5 million is included in accrued and other current liabilities. The expected recoveries from excess carriers and other third parties are included in other current assets ($3.2 million) and other noncurrent assets ($4.2 million).

MAL’s reserves are established based on known claims, including those arising from litigation, and our best estimates of the ultimate liabilities thereunder (after consideration of excess carriers’ liabilities and claims against third parties) and on estimates of the cost of incurred but not reported claims. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all evidence available as of the respective balance sheet dates or as further information becomes available or circumstances change. While the ultimate amount of MAL’s exposure to claims is dependent on future events that cannot be predicted with certainty, we believe that the recorded reserves are appropriate based on current information. It is possible that our ultimate liability could substantially exceed our recorded reserves as of December 31, 2006, but the amount of any such excess cannot be reasonably determined at this time. Were we to have significant adverse judgments or determine, as cases progress, that significant additional reserves should be recorded, our future operating results, financial condition and liquidity could be adversely affected.

Pensions

We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for certain U.S. employees and retirees (U.S. Plan), which is a funded plan. One other defined benefit plan in Germany is also funded with $.4 million in assets. Pension expense for the U.S. Plan was $12.8 million for 2006, $12.3 million in 2005 and $6.7 million in 2004. Pension expense for 2007 is currently expected to be approximately $11 million. Expense for 2008 and beyond is dependent on a number of factors, including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension income or expense and the reasons for the rise in costs identified above.

A significant factor in determining the amount of expense to be recorded for the funded U.S. Plan is the expected long-term rate of return on assets assumption. In 2004 and 2005, we used an expected long-term rate of return of 9.00%. However, we used a rate of return of 8.75% beginning in 2006 and have continued to do so in our 2007 projections. We develop the long-term rate of return assumption based on the current mix of investments included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider, among other things, large and small capitalization investments, as well as international securities. The change from the 9.00% rate of return assumption to the lower 8.75% rate had the effect of increasing the amount of pension expense that would otherwise have been recorded in 2006 by approximately $.9 million.

In determining the amount of pension expense to be recognized, the expected long-term rate of return is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. This practice is intended to reduce year-to-year volatility in recorded pension expense but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on the long-term rate-of-return assumption. At December 31, 2006, the market value of the plan’s assets was $403 million whereas the calculated value of these assets was $396 million. The difference between these amounts is not significant because aggregate actual returns on plan assets in recent years have approximated the applicable expected long-term rate of return assumptions in use. However, the losses incurred in 2001 and 2002 resulted in significant differences. If significant asset-related losses are incurred in 2007, it will have the effect of increasing the amount of pension expense to be recognized in future years beginning in 2008.

In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. If the combined cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension expense. Between December 31, 2002 and December 31, 2005, the discount rate used to value the liabilities of the principal U.S. plan was gradually reduced from 7.25% to 5.75%. The discount rate was then increased to 6.00% at December 31, 2006 in response to generally higher interest rates and as modeled by our plan’s actuary. However, the combined effects of these changes and the variances in relation to the long-term rate of return assumption in 2001 and 2002 that are discussed above have resulted in cumulative losses in excess of the 10% corridor. Pension expense for the U.S. plan for both 2005 and 2006 includes approximately $10 million for the amortization of previously unrecognized losses. Expense for amortization of previously unrecognized losses is expected to be between $9 and $10 million in 2007.

Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2007. Specifically, a one-half percent increase in the rate of return on plan assets assumption would have the effect of decreasing pension expense by approximately $2.0 million. A comparable decrease in the rate of return on plan assets would have the opposite effect. In addition, a one-quarter percent increase in the discount rate would decrease expense by approximately $1.5 million. Conversely, a one-quarter percent decrease in the discount rate would have the effect of increasing pension expense by $1.4 million.

At December 31, 2006, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) which requires that we recognize the underfunded status of defined benefit postretirement plans as liabilities in our Consolidated Balance Sheet. For all of our defined benefit plans, adoption of the standard had the effect of increasing current liabilities by $4.0 million, increasing noncurrent liabilities by $16.9 million, decreasing other noncurrent assets by $2.4 million and increasing shareholders’ deficit by $23.3 million, in all cases in relation to the amounts that would have otherwise been reported. The current liability relates to plans that are unfunded and represents projected benefit payments by these plans, funded by the company, for the next twelve months. The U.S. Plan is funded and has assets sufficient to pay projected benefits for the next twelve months and therefore, no current liability has been recorded for this plan.

Results of Operations

In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs. Accordingly, those discussions should be read in connection with the Consolidated Financial Statements and notes thereto that are included herein in Item 8.

Basis of Presentation

As discussed more fully in the note to the Consolidated Financial Statements captioned “Summary of Significant Accounting Policies — Changes in Methods of Accounting,” in 2006 we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Discontinued Operations

As discussed more fully in the note to the Consolidated Financial Statements captioned “Discontinued Operations,” our grinding wheels business was sold in 2004. This business is reported as a discontinued operation in the Consolidated Financial Statements for that year. The comparisons of results of operations that follow exclude the grinding wheels business and relate solely to our continuing operations.

Pension Expense and Pension Funding

For 2006, we recorded pension expense related to the funded defined benefit pension plan for certain U.S. employees and retirees of $12.8 million compared to $12.3 million in 2005 and $6.7 million in 2004. The increases compared to 2004 were due primarily to changes in the plan’s discount rate assumptions. As discussed further below, the higher pension expense has negatively affected margins, selling and administrative expense and earnings. Pension expense for this plan in 2007 is expected to decrease to approximately $11 million due to an increase in the discount rate and additional earnings on higher asset levels that will result from the contributions to the plan in 2006.

Under pension law in effect for 2006 and 2007 and the related funding standards, we were required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees of approximately $2.7 million in 2006. Of this amount, $2.1 million was contributed in the first three quarters. In addition, we voluntarily contributed $30.0 million to the plan in the third quarter, credit for which eliminated contribution requirements for 2007 which were previously estimated at $57 million and for the fourth quarter 2006. Contributions required in 2008 and beyond will be based upon the provisions of the Pension Protection Act of 2006, which will be effective on January 1, 2008. Funding requirements for 2008 are estimated between $30 million and $40 million. However, for years 2009 and beyond, funding requirements cannot be precisely estimated at this time.

2006 Compared to 2005

New Orders and Sales

Consolidated new orders were $829 million in 2006, an increase of $10 million, or approximately 1%, in relation to new orders of $819 million in 2005. Consolidated sales were $820 million in 2006, an increase of $11 million, or approximately 1%, compared to 2005. Our North American machinery businesses and our industrial fluids business drove growth in both new orders and sales for 2006 which were offset in part by declines in our mold business. New orders and sales both benefited from $2 million of favorable foreign currency effects.

Export orders were $94 million in 2006 compared to $74 million in 2005. Export orders were up in all three plastics machinery businesses. Export sales of injection molding machines increased $11 million, sales of extrusion systems increased $6 million and sales of blow molding systems increased $3 million. Export sales to Canada increased $15 million and sales to Mexico increased $7 million. Sales of all segments to non-U.S. markets were $375 million, or 46% of sales, in 2006 compared to $353 million, or 44% of sales, in 2005. Products manufactured outside of the U.S. represented 39% of total sales in 2006 and 38% of sales in 2005.

The backlog of unfilled orders was $106 million at December 31, 2006 compared to $93 million at December 31, 2005. The increase relates principally to higher order levels for extrusion and blow molding systems in our North American operations and injection molding machines in Europe and Asia.

Margins, Costs and Expenses

Including $.5 million of restructuring costs, the consolidated manufacturing margin was 18.5% in 2006 compared to 18.0% in 2005. In 2006, margins benefited from cost reduction efforts, a full year’s effect of pricing actions taken in 2005 and stabilized raw material costs offset, in part, by additional inventory writedowns compared to last year. In 2005, margins were negatively affected by rising raw material costs while selective price increases over the course of the 2005 were not always sufficient to overcome the cost increases we experienced. We expect that further cost reduction measures combined with additional selective price increases will result in improved margins in 2007.

Total selling and administrative expense increased from $134 million in 2005 to $140 million in 2006. Selling expense increased by $8 million compared to 2005, including a $4 million increase related to trade shows and $2 million of additional direct sales costs including dealer commissions and discounts. Selling and administrative expense increased from 16.5% of sales in 2005 to 17.1% in 2006 with .4% of the increase related to the higher trade show costs.

Interest expense net of interest income was $30.0 million in 2006 compared to $30.3 million in 2005. In 2006, interest expense decreased related to benefits from our interest rate swap and capitalized interest. The interest rate swap had the effect of decreasing interest expense in 2006 by $.3 million while increasing expense in 2005 by $.7 million. We capitalized $.7 million of interest expense in 2006 compared to $.2 million in 2005. These benefits were offset in part by higher borrowing volumes partly related to our voluntary pension contribution.

Refinancing Costs

During 2006, we charged to expense $1.8 million of refinancing cost, related to the termination of our previous asset based lending facility with JPMorgan Chase Bank, which was entered into on June 10, 2004. The cost was principally the write-off of the remaining unamortized deferred financing fees of the terminated lending agreement. (see Liquidity and Sources of Capital).

Restructuring Costs

During the last three years, we have initiated numerous restructuring initiatives for the purpose of reducing our cost structure and improving operating efficiency. These actions and certain other actions that we initiated prior to 2004 are described in detail in the note to the Consolidated Financial Statements captioned “Restructuring Costs” that are presented in Item 8 of this Form 10-K. In total, these actions resulted in restructuring costs of $17.4 million in 2006 and $1.6 million in 2005. The net cash costs were $7.9 million in 2006 and $.4 million in 2005. The amount for 2006 is net of $1.8 million from the sale of a manufacturing facility that had previously been idled while the amount for 2005 is net of $2.3 million of proceeds from the sale of two idle facilities in Germany and a surplus warehouse in Denmark. Certain of the actions initiated in 2005 and 2006 will be continued and completed in 2007. Additional actions are also expected to be initiated in 2007.

The costs and related cash effects of the actions initiated in 2004 through 2006 as well as certain other actions that were initiated in 2001 through 2003 are summarized in the table that follows.

Restructuring Actions

		Restructuring Costs			Cash Costs
	Year Initiated	2006	2005	2004	2006	2005	2004
	(In millions)

Machinery technologies — North America
U.S. plastics headcount reductions	2006	$1.5	$—	$—	$—	$—	$—
Injection molding and blow molding employment reductions	2003 & 2004	$.1	$.4	$2.6	$.1	$.7	$1.7
Blow molding machinery and mold making relocations	2002	.6	.9	5.5	(1.6)	.4	.6
Other 2001 actions	2001	—	—	(.1)	—	—	—

		2.2	1.3	8.0	(1.5)	1.1	2.3
Machinery technologies — Europe
Reorganization of Germany injection molding machinery facility	2006	$6.5	$—	$—	$5.2	$—	$—
Consolidation of European sales offices	2005	1.8	.2	—	1.7	(.2)	—
Blow molding product line rationalization and employment reductions	2003	—	—	.2	—	.1	.9
Injection molding sales office and employment reductions	2003	—	—	—	—	—	1.4

		8.3	.2	.2	6.9	(.1)	2.3
Mold technologies
Reorganization of North American operations	2006	$1.6	$—	$—	$.2	$—	$—
Further downsize Fulda plant	2006	1.8	—	—	1.3	—	—
Consolidation of European operations	2005	1.8	.1	—	.3	—	—
Downsize Fulda plant	2004	(.1)	.1	2.1	—	.4	.6
Mahlberg plant closure	2003	—	(.1)	1.3	—	(1.1)	—
North American employment reductions	2003	—	—	—	—	—	.3
European sales reorganization	2003 & 2004	.3	—	1.1	.4	.6	2.4
EOC and Reform integration	2001	—	(.2)	.3	.2	(.5)	.2

		5.4	(.1)	4.8	2.4	(.6)	3.5
Industrial fluids and corporate
Liquidation of Japan sales office (corporate expenses)	2006	$1.3	$—	$—	$—	$—	$—
Germany and U.K. fluids blending plant closures	2005	.2	.2	—	.1	—	—
Early retirement program and general overhead reductions	2003	—	—	—	—	—	.1
Early retirement program and general overhead reductions	2001 & 2002	—	—	—	—	—	.1

		1.5	.2	—	.1	—	.2

		$17.4	$1.6	$13.0	$7.9	$.4	$8.3

The non-cash restructuring costs incurred in 2004 through 2006 consist principally of $1.5 million of supplemental early retirement benefits that will be paid by our defined benefit pension plan for certain U.S. employees, $1.9 million to adjust inventories related to discontinued product lines to expected realizable values and $8.8 million to adjust the carrying values of facilities, production equipment other assets to be disposed of to expected realizable values.

Results By Segment

Machinery technologies — North America — The machinery technologies — North America segment had 2006 new orders of $411 million and sales of $402 million. In 2005, new orders were $383 million and sales were $377 million. Sales increased in each of the segment’s three main product lines with injection molding machine sales up $15 million or 6.7%, extrusion systems up $7 million or 11.6% and blow molding systems up $1 million or 1.5%, in all cases in relation to 2005. Increased extrusion system sales were driven by higher exports with sales to Canada increasing $3 million and sales to Europe increasing $1 million. Operating earnings for the segment were relatively flat with prior year at $17.1 million as additional earnings related to increased sales volume and lower costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404) were offset by the NPE show costs. In 2006, the segment’s restructuring costs were $2.2 million compared to $1.3 million in 2005. In 2006, restructuring costs were primarily associated with a temporary early retirement program.

Machinery technologies — Europe — In 2006, the machinery technologies — Europe segment had new orders of $154 million compared to new orders of $153 million in 2005 and had sales of $153 million compared to sales of $150 million in 2005. Sales growth was driven by higher sales of blow molding systems, up $4 million or 12% compared to last year. Foreign currency translation had an insignificant impact for the year. The segment’s operating results were flat compared to prior year at an operating loss of $4.9 million, excluding restructuring charges. Due to extremely competitive market conditions, the segment was unable to recover higher material costs from 2005 and 2006. Restructuring charges were $8.3 million in 2006 and were related to reorganization of the German injection molding machinery facility and to the second phase of the previously discussed consolidation of sales offices in Europe. We anticipate these restructurings will drive the segment to profitable operations in 2007.

Mold technologies — The mold technologies segment’s new orders were $158 million in 2006 and $174 million in 2005. Sales declined $14 million from $173 million in 2005 to $159 million in 2006. Both new orders and sales decreased across all industries and all markets. Sales in the United States were down $9 million and sales in Europe were down $2 million. Foreign currency translation had an insignificant impact for the year. Despite a $14 million reduction in global sales, our restructuring and cost reduction efforts mitigated the impact on the segment’s overall operating profit to a decline of only $.9 million as segment operating profit was $3.0 million in 2006 compared to $3.9 million in 2005. In 2006, the segment had restructuring expense of $5.4 million related principally to reorganization of North American operations, further downsizing at the Fulda, Germany plant and consolidation of European operations. In 2005, the sale of previously closed facilities resulted in income from restructuring of $.1 million.

Industrial Fluids — The industrial fluids segment had new orders and sales of $117 million each in 2006. In the prior year, new orders and sales were both $112 million. Orders and sales increased $6 million in Europe. Growth in Europe and Asia was offset by a slight decline in North America. Foreign currency translation provided $1.1 million of the growth in 2006, for both new orders and sales. Segment operating profit increased $2.1 million. Results for 2006 benefited from the full effect of pricing increases taken to offset last year’s expense increases in energy, transportation and material costs — especially for chemicals and steel. In 2006 and 2005, the segment had restructuring costs of $.2 million.

Loss From Continuing Operations Before Income Taxes

In 2006, our pretax loss from continuing operations was $37.2 million compared to a loss of $20.3 million in 2005. The loss for 2006 increased primarily due to $15.8 million of incremental restructuring costs and a $1.8 million refinancing charge. In 2006, manufacturing margins improved, but were offset by higher selling and administrative costs.

Income Taxes

In 2006, we recorded a net income tax expense of $2.6 million compared to a benefit of $3.8 million in 2005. Our U.S. operations recorded a net tax benefit of $2.4 million, comprised of a decrease in valuation allowances of $4.0 million and a net reduction of tax carryback claims by $1.6 million. Our non-U.S. operations recorded income tax expense of $5.0 million for 2006, consisting of $4.0 million related to profitable non-U.S. operations and a $.9 million reduction in our deferred tax assets in Holland relating to an income tax rate reduction. Tax benefits in jurisdictions relating to non-profitable operations were fully offset by valuation allowances. In the aggregate, the mix of losses with no tax benefits and the expenses incurred in profitable jurisdictions resulted in a tax expense of $2.6 million on a pre-tax loss of $37.2 million.

In 2005, we recorded a net U.S. tax expense of $.8 million composed of benefits related to a special ten year carryback of $2.2 million, additional valuation allowances of $2.7 million related to a decrease in the value of tax planning strategies and state income taxes of $.3 million. Except for the benefits related to special carrybacks, the company was precluded from recognizing tax benefits related to the remaining operating loss incurred due to the lack of sufficient positive evidence. The company’s non-U.S. operations recorded a net tax benefit of $4.6 million for the year 2005. A benefit of $7.6 million resulted from a favorable statutory tax deduction in the Netherlands related to a write-down of certain inter-company receivables. The benefit was partially offset by additional tax expense of $.7 million in the Netherlands relating to a tax rate reduction applicable to our net operating loss carryforward. The benefits were also reduced by income tax expense of $2.3 million from profitable non-U.S. operations. Tax benefits relating to non-profitable operations, with a three year cumulative loss history, were fully offset by valuation allowances. In the aggregate, these factors resulted in a 2005 tax benefit of $3.8 million on a pre-tax loss from continuing operations of $20.3 million.

Loss From Continuing Operations

Including restructuring costs and the previously discussed net tax expense, our loss from continuing operations in 2006 was $39.8 million, or $1.02 per share. In 2005, we had a loss from continuing operations of $16.5 million, or $.47 per share. Our loss per common share in 2006 includes the effect of preferred stock dividends and the amortization effect of the Series B Preferred Stock beneficial conversion feature. See the note to the Consolidated Financial Statements captioned “Shareholders’ Equity” for more information regarding the Series B Preferred Stock beneficial conversion feature.

Discontinued Operations

For 2006, discontinued operations provided income of $.1 million related to reserve adjustments on prior year divestitures. In 2005, discontinued operations provided income of $2.5 million driven by favorable reserve adjustments for resolution of certain tax and other contingencies.

Net Loss

Including all of the previously discussed matters, our net loss for 2006 was $39.7 million, or $1.02 per share. In 2005 our net loss was $14.0 million, or $.42 per share. The per-share amounts for both years include the effects of preferred stock dividend, and for 2006, the effects of the Series B Preferred Stock beneficial conversion feature.

2005 Compared to 2004

New Orders and Sales

Consolidated new orders were $823 million in 2005, an increase of $57 million, or 7%, in relation to new orders of $766 million in 2004. Consolidated sales were $809 million in 2005, an increase of $35 million, or 4%, in relation to 2004. A large majority of both increases related to the North American injection molding machine business. New orders and sales benefited from $4 million and $3 million, respectively of favorable foreign currency effects.

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

Margins, Costs and Expenses

The consolidated manufacturing margin was 18.0% in 2005. Including $1.4 million of restructuring costs related to product line discontinuation, the 2004 manufacturing margin was 18.9%. In 2005, margins were negatively affected by rising raw material costs. While we implemented selective price increases over the course of the year, these actions were not always sufficient to overcome the cost increases we experienced. In addition to material cost increases, pension expense related to cost of goods sold increased from $4.8 million in 2004 to $9.5 million. However, margins benefited from more than $3 million of incremental cost savings from the restructuring actions that were initiated in 2003 and 2004.

Total selling and administrative expense increased from $127 million in 2004 to $134 million in 2005. Selling expense was virtually flat in relation to 2004 but decreased from 13.1% of sales to 12.5% of sales in 2005. Pension cost included in selling expense was $2.8 million in 2005 compared to $1.6 million in 2004. Administrative expense increased by $6.8 million due principally to a $5.4 million increase in costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404). For 2005, SOX-404 costs were $7.3 million.

Other expense-net decreased from $2.9 million in 2004 to $.4 million in 2005. The decrease was due principally to a reduction in financing fees related to sales of accounts receivable and $.9 million of income recorded in 2005 in connection with a favorable litigation settlement.

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

In the fourth quarter of 2005, we announced that we plan to further reduce our cost structure by consolidating certain operations in North America and Europe. One of these actions — the consolidation of sales offices in Europe — began in 2005 and continued in 2006. In 2005, we also initiated the closure of a small metalworking fluids blending plant in Germany.

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

Results By Segment

Machinery technologies — North America — The machinery technologies — North America segment had 2005 new orders of $387 million and sales of $377 million. In 2004, the segment’s new orders were $337 million while sales totaled $334 million. A large majority of the sales increase related to the segment’s injection molding machine business but sales of blow molding systems also increased in relation to 2004. Due in part to increased sales volume, the segment’s operating profit excluding restructuring costs increased from $16.0 million in 2004 to $17.3 million in 2005. However, the segment’s 2005 results were penalized by significant increases in the cost of certain raw materials and by a $5.4 million increase in pension expense. In addition, SOX-404 costs increased from $.5 million to $2.4 million. In 2005, the segment’s restructuring costs were $1.3 million and related to actions announced in 2004 to enhance customer service and further reduce overhead costs and to the completion of the relocation of the manufacturing of molds for blow molding. The segment’s restructuring costs in 2004 were $8.0 million which includes a portion of the cost of the 2004 initiatives, costs for the mold making relocation and a non-cash adjustment of the carrying value of the former blow molding systems and mold manufacturing facility to reflect a revised estimate of its ultimate selling price. The segment realized over $3 million of incremental savings arising from the restructuring actions in 2005.

Machinery technologies — Europe — In 2005, the machinery technologies — Europe segment had new orders of $153 million compared to orders of $154 million in 2004. However, the segment’s sales decreased from $167 million to $150 million due to lower shipments of both injection molding machines and blow molding systems. Foreign currency translation effects did not significantly affect the comparisons between years. Due to sluggish demand, higher materials costs and the inability to fully recover these cost increases, the segment had an operating loss of $5.0 million in 2005 compared to an operating profit of $1.9 million in the prior year. Expense related to SOX-404 compliance increased from $.5 million in 2004 to $1.8 million in 2005. The segment’s 2005 restructuring costs were $.2 million and related to the first phase of the previously discussed consolidation of sales offices in Europe. In 2004, restructuring costs were $.2 million.

Mold technologies — The mold technologies segment’s new orders were $174 million in 2005 and $168 million in 2004. The increase was due principally to improved order levels in North America. Due to higher shipment levels in North America, sales increased from $167 million to $173 million. Both new orders and sales benefited modestly from foreign currency translation effects. Despite higher sales volume, the segment’s operating profit decreased from $4.3 million in 2004 to $3.9 million in 2005. Higher raw materials costs, sluggish business conditions in Europe and a $1.4 million increase in SOX-404 expense adversely affected the segment’s 2005 profitability in relation to the prior year. In 2004, the segment had restructuring expense of $4.8 million related principally to adjustments to the carrying values of two previously closed facilities in Germany to reflect revised estimates of their future selling prices and to costs to downsize another facility in Germany. Additional overhead reductions in Europe were also initiated in the fourth quarter of 2004. In 2005, both of the closed facilities were sold which resulted in income from restructuring of $.1 million. The restructuring actions initiated in recent years resulted in incremental cost savings in 2005 of approximately $.8 million in relation to 2004.

Industrial Fluids — The industrial fluids segment had new orders and sales of $112 million each in 2005. In the prior year, new orders and sales were both $109 million. Orders and sales increased in both North America and Europe, the latter being due principally to favorable currency effects. Orders and sales also increased in Asia. Due to higher energy, transportation and material costs — especially for chemicals and steel — the segment’s operating profit decreased from $9.2 million in 2004 to $8.7 million in 2005. Profitability was also adversely affected by a $.5 million increase in pension expense and $.8 million of incremental costs for SOX-404 compliance. However, insurance costs for product liability decreased by $1.3 million due to favorable settlements of product liability claims in the fourth quarter. In 2005, the segment had restructuring costs of $.2 million related to the closure of a small fluids blending facility in Mississippi and a blending facility in Germany.

Loss From Continuing Operations Before Income Taxes

In 2005, our pretax loss from continuing operations was $20.3 million compared to a loss of $53.9 million in 2004. The amount for 2005 includes $1.6 million of restructuring costs, $7.3 million for SOX-404 compliance and $12.3 million of expense related to the principal defined benefit pension plan for U.S. employees. The 2004 amount includes $13.0 million of restructuring costs and $21.4 million of refinancing costs. Costs for SOX-404 compliance were $1.9 million in 2004 while pension expense for the principal U.S. plan totaled $6.7 million, including $6.4 million that relates to continuing operations.

Income Taxes

In 2005, the company recorded a net U.S. tax expense of $.8 million composed of benefits related to a special ten year carryback of $2.2 million, additional valuation allowances of $2.7 million related to a decrease in the value of tax planning strategies and state income taxes of $.3 million. Except for the benefits related to special carrybacks and due to the lack of sufficient positive evidence, the company was precluded from recognizing tax benefits related to the remaining operating loss incurred. The company’s non-U.S. operations recorded a net tax benefit of $4.6 million for the year 2005. A benefit of $7.6 million resulted from a favorable statutory tax deduction in the Netherlands related to a write-down of certain inter-company receivables. The benefit was partially offset by additional tax expense of $.7 million in the Netherlands relating to a tax rate reduction applicable to our net operating loss carryforward. The benefits were also reduced by income tax expense of $2.3 million from profitable non-U.S. operations. Tax benefits relating to non-profitable operations, with a three year cumulative loss history, were fully offset by valuation allowances. In the aggregate, these factors resulted in a 2005 tax benefit of $3.8 million on a pre-tax loss from continuing operations of $20.3 million.

In 2004, we recorded a net U.S. tax benefit of $9.7 million related primarily to a $7.8 million increase in the value of our tax planning strategies and benefits relating to a special carryback provision of $1.9 million. However, we were precluded from recognizing tax benefits related to the remainder of our U.S. operating loss and to losses in certain non-U.S. jurisdictions due to insufficient positive evidence regarding their probable realization. Profitable non-U.S. operations — primarily in the Netherlands, Canada and India — recorded income tax expense of $4.3 million in 2004. Additional valuation allowances totaling $2.5 million were recorded against deferred tax assets in Italy, France and Denmark. In the aggregate, these factors resulted in a net benefit for income taxes of $2.6 million on a pre-tax loss from continuing operations of $53.9 million.

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

Market Risk

Foreign Currency Exchange Rate Risk

We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. Forward contracts totaled $.6 million at December 31, 2006 and $7.3 million at December 31, 2005. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at December 31, 2006 would not have materially affected our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

At December 31, 2006, we had fixed rate debt of $230 million, including $225 million face amount of 11 1/2% Senior Secured Notes due 2011, and floating rate debt of $31 million. At December 31, 2005, we had fixed rate debt of $230 million, including the 11 1/2% Senior Secured Notes due 2011, and floating rate debt of $10 million. As a result of these factors, a portion of annual interest expense fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not have been significant at either of the aforementioned dates.

On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converted a portion of our fixed-rate interest debt into a floating-rate obligation. The swap was terminated on December 14, 2006 in connection with our entering into a new asset based lending facility. The interest rate swap had the effect of decreasing interest expense in 2006 by $.3 million and increasing interest expense by $.7 million in 2005. Changes in the fair value of the swap were reported as non-cash increases or decreases in interest expense.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable

During the third quarter of 2006, one of our non-U.S. subsidiaries renewed a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million of accounts receivable. At December 31, 2006 and December 31, 2005, the gross amount of accounts receivable that had been sold under this arrangement totaled $9.0 million and $8.4 million, respectively. Financing fees related to the arrangement are not material.

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

Sales of Notes and Guarantees

Certain of our U.S. operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At December 31, 2006 and December 31, 2005, our maximum exposure under these U.S. guarantees, as well as guarantees by certain of our non-U.S. subsidiaries, totaled $5.9 million and $6.4 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Contractual Obligations

Our contractual obligations for 2007 and beyond are shown as of December 31, 2006 in the table that follows.

				2008 -		2010 -		Beyond
	Total		2007	2009		2011		2011
	(In millions)

Contractual Obligations
Asset-based facility due 2011	$23.2		$23.2	$—		$—		$—
11 1/2% Senior Secured Notes due 2011	225.0		—	—		225.0		—
Interest on 11 1/2% Senior Secured Notes due 2011	117.3		25.9	51.8		39.6		—
Other long-term debt	1.5		.7	.6		.2		—
Capital lease obligations	12.3		1.5	3.3		3.7		3.8
Operating leases	27.2		12.0	11.9		1.9		1.4
Purchase obligations(a)	—		—	—		—		—
Other long-term liabilities
Pension plan contributions	(b	)	—	(b	)	(b	)	(b	)
Unfunded pension benefits(c)(d)	162.5		3.0	6.0		6.1		147.4
Postretirement medical benefits(d)	14.7		.7	1.2		1.2		11.6
Insurance reserves(d)	22.8		7.8	6.8		6.0		2.2

Total	$606.5		$74.8	$81.6		$283.7		$166.4

(a)	We did not have any significant purchase obligations as of December 31, 2006.

(b)	We will not be required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2007. The contribution required for 2008 is estimated between $30 million to $40 million, and is based upon several factors, most of which cannot be precisely quantified at this time. Contributions will also be required in 2009 and beyond but cannot be reasonably estimated at this time due to the number of variable factors which impact the calculation.

(c)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(d)	The amounts presented for unfunded pension benefits, other postretirement benefits and insurance reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown. The amounts shown for insurance reserves are net of expected recoveries from excess carriers and other third parties totaling $7.4 million.

The above table excludes the contingent liabilities of up to $5.9 million related to the loan guarantees that are discussed above.

Liquidity and Sources of Capital

At December 31, 2006, we had cash and cash equivalents of $38.5 million, a decrease of $7.2 million from December 31, 2005. Approximately 98% of the $38.5 million of cash as of December 31, 2006 was held in foreign accounts in support of our non-U.S. operations. Were this non-U.S. cash to be repatriated, it could result in withholding taxes in foreign jurisdictions.

Operating activities used $19 million of cash in 2006 due principally to a $30 million voluntary contribution to the funded defined benefit pension plan for certain U.S. employees and retirees, partially offset by the liquidation of assets for non-qualified retirement plans. The usage of cash was also due in part to a reduction in liabilities and an increase in inventories that resulted from higher order levels. Operating activities provided $9 million of cash in 2005 due principally to reductions in accounts receivable and in certain other current and non-current assets. The benefits of these decreases were partially offset by an increase in inventories that resulted from higher order levels. Operating activities used $42 million of cash in 2004 due principally to a $33 million payment related to the termination of our receivables purchase agreement on March 12, 2004. The usage of cash in 2004 also included $10 million for the final annual interest payment on the 7 5/8% Eurobonds, substantially all of which were repurchased on June 10, 2004, and $5 million of cash spent in pursuing alternatives to the refinancing actions that are discussed below.

Investing activities used $11 million of cash in 2006, including $14 million for capital expenditures which was partially offset by $3 million from the sale of an idle plant facility and other surplus assets. Capital expenditures in 2006 included approximately $9 million related to the implementation of a new enterprise requirement planning (ERP) system. Additional capital spending for this system will be required in 2007. Investing activities used $10 million of cash in 2005, including $13 million for capital expenditures which was partially offset by $3 million from the sale of idle plant facilities. Capital expenditures in 2005 included more than $5 million related to the implementation of the ERP system. Investing activities used a negligible amount of cash in 2004 as capital expenditures of $9 million were substantially offset by the proceeds from the sale of the grinding wheels business.

Financing activities provided $19 million of cash in 2006 due principally to increases in net short-term borrowings. Financing activities used $20 million of cash in 2005 due principally to debt repayments that totaled $12 million and $6 million for preferred stock dividends. Financing activities provided $21 million of cash in 2004 which included $25 million of proceeds from a rights offering, the proceeds of the refinancing transactions of March 12, 2004 and June 10, 2004 (including $100 million of short-term loans that were ultimately converted to new equity in a non-cash transaction) and usages of cash of $42 million to repay bank borrowings and $28 million for debt issuance costs.

Our current ratio was 1.7 at December 31, 2006 compared to 2.0 at December 31, 2005.

The total shareholders’ deficit was $21 million at December 31, 2006, a reduction of $16 million from December 31, 2005. The decrease was due principally to our net loss for 2006, the adoption of a new accounting standard (see Significant Accounting Policies and Judgments — Pensions) and preferred stock dividends, the combined effects of which were partially offset by favorable foreign currency translation adjustments and a favorable adjustment to minimum pension liability under a previous accounting standard.

Total debt was $261 million at December 31, 2006 compared to $240 million at December 31, 2005.

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

On June 10, 2004, the common stock into which the Series A Notes were converted on April 15, 2004 and the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, we also satisfied the conditions to release to us from escrow the proceeds from the offering of $225 million of 11 1/2% Senior Secured Notes due 2011 and entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent.

On June 10, 2004, we applied the proceeds from the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under our asset based facility and approximately $10.3 million of cash on hand, to:

•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer there for;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. We also used $17.4 million of availability under our asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.

The borrowings under the JPMorgan asset based facility entered into on June 10, 2004 contained significant covenants and conditions which can be found in our Form 10-K for December 31, 2005 and as discussed below was terminated and replaced on December 19, 2006.

On December 19, 2006, we entered into a new five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent and a lender. The new asset based facility replaced our $75 million asset based facility for which JPMorgan Chase Bank served as administrative and collateral agent, which was terminated by us. The termination of the previous facility was concurrent with, and contingent upon, the effectiveness of the new facility. The new facility provides increased liquidity and better terms than the previous facility with up to $105 million of borrowing availability and no financial maintenance covenants as long as we comply with certain minimum availability thresholds, as described below. In addition to terminating our previous asset based facility, we also terminated our interest rate swap that was entered into on July 30, 2004.

The security underlying the new asset based facility is substantially the same as that granted in connection with the previous facility. The borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventory and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest on the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis.

The availability of loans under our asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory as well as permitted overadvances and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and other reserve requirements. The facility has a stated maturity of December 19, 2011.

Based on the assets included in the borrowing base as of December 31, 2006, including a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $84 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. At December 31, 2006, $31 million of the asset based facility was utilized, including borrowings of $23 million and letters of credit of $8 million. Under the terms of the facility, our additional borrowing capacity based on the assets included in the borrowing base at December 31, 2006 was approximately $41 million after taking into account the minimum availability and existing reserve requirements.

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

Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and other reserves) established by the administrative agent. Our asset based facility requires us to maintain a $10 million excess availability reserve and contains a limit on annual capital expenditures starting with 2007 and a springing financial covenant requiring us to maintain a minimum fixed charge coverage ratio, to be tested quarterly, in the event that excess availability is less than $5 million. As of December 31, 2006, after giving effect to the $8 million of then-outstanding letters of credit and the $23 million borrowed under the asset based facility, our availability after deducting a total of $12 million of reserves was approximately $41 million.

Our continued viability depends on realizing anticipated cost savings and operating improvements on schedule and continued improvement in demand levels in 2007 and beyond, the latter of which is largely beyond our control. Unless we realize anticipated cost savings and operating improvements on schedule and volume and pricing levels continue to improve, we may need to fund interest payments on the 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including the excess availability reserve and other reserves, which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants and other conditions to borrowing as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity discussed above to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness, as discussed above. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

Borrowings under our asset based facility bear interest, at our option, at either the LIBOR Rate plus the applicable margin (as defined below) or the Index Rate plus the applicable margin (as defined below). The “applicable margin,” with respect to LIBOR loans is between 1.50% per annum and 2.50% per annum and, with respect to Index Rate loans, between .50% per annum and 1.50% per annum, determined based on a calculation of the trailing average availability levels under our asset based facility. LIBOR Rate means the rate at which Eurodollar deposits in the London interbank market are quoted. We may elect LIBOR loan interest periods of one, two or three months. “Index Rate” means the higher of the rate of interest publicly quoted from time to time by The Wall Street Journal as the “Prime Rate” and the federal funds effective rate from time to time plus .50%.

Our asset based facility provides that we will pay a monthly unused line fee equal to .30% per annum on the average daily unused portion of our credit commitment, as well as customary loan servicing and letter of credit issuance fees.

Our asset based facility provides that upon the occurrence and continuance of an event of default under the facility, upon demand by the agent, we will have to pay in the case of revolving credit loans, a rate of interest per annum equal to the rate of interest otherwise in effect (assuming the rate in effect is at the maximum applicable margin) pursuant to the terms of the facility plus 2% (Default Rate) and in the case of other amounts, a rate of interest per annum equal to the Default Rate applicable to such amount.

Pending the satisfactory resolution of ongoing discussions with the Export-Import Bank of the United States (Ex-Im Bank), we expect to have available as a subfacility (the Ex-Im subfacility) of the asset based facility the ability to borrow up to $10 million (net of applicable reserves) against eligible foreign receivables guaranteed by Ex-Im Bank.

At December 31, 2006, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $32 million, of which approximately $17 million was available under certain circumstances.

Our debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On December 21, 2006, S&P announced that it had revised its outlook to developing from negative and at the same time, affirmed its ratings on our corporate credit at CCC+. Our senior secured debt rating was also affirmed at CCC. From January 10, 2006, Moody’s rating of our senior secured notes and our “corporate family” rating was Caa1 with a negative outlook.

None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.

We expect to generate positive cash flow from operating activities during 2007, which will be partially offset by approximately $12 million for capital expenditures which includes amounts related to the previously discussed ERP system.

We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for 2007.

Cautionary Statement

We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, and the risk factors described earlier in this document could affect our actual results in 2007 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future;

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weakness in internal control over financial reporting or significant deficiencies that may be identified;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2006 and products expected to be introduced in 2007;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	our ability to satisfy our pension funding obligations for 2008 and beyond when they become due; and

•	our ability to successfully complete the implementation of our new Enterprise Resource Planning (ERP) system without significant business interruption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Item 7 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Beginning on page 49 and continuing through page 110 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions, except per-share amounts)

Sales	$820.1	$808.9	$774.2
Cost of products sold	668.2	663.1	626.6
Cost of products sold related to restructuring	.5	—	1.4

Total cost of products sold	668.7	663.1	628.0

Manufacturing margins	151.4	145.8	146.2
Other costs and expenses
Selling and administrative	140.2	133.8	126.9
Restructuring costs	16.9	1.6	11.6
Refinancing costs	1.8	—	21.4
Other (income) expense-net	(.3)	.4	2.9

Total other costs and expenses	158.6	135.8	162.8

Operating earnings (loss)	(7.2)	10.0	(16.6)
Interest
Income	1.0	1.5	2.0
Expense	(31.0)	(31.8)	(39.3)

Interest — net	(30.0)	(30.3)	(37.3)

Loss from continuing operations before income taxes	(37.2)	(20.3)	(53.9)
Provision (benefit) for income taxes	2.6	(3.8)	(2.6)

Loss from continuing operations	(39.8)	(16.5)	(51.3)
Discontinued operations net of income taxes
Loss from operations	—	—	(1.3)
Net gains on divestitures	.1	2.5	.8

Total discontinued operations	.1	2.5	(.5)

Net loss	$(39.7)	$(14.0)	$(51.8)

Loss applicable to common shareholders	$(49.1)	$(20.1)	$(70.9)

Earnings (loss) per common share — basic and diluted
Continuing operations	$(1.02)	$(.47)	$(1.72)
Discontinued operations	—	.05	(.01)

Net loss	$(1.02)	$(.42)	$(1.73)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

	2006	2005
	(In millions, except par value)

ASSETS
Current assets
Cash and cash equivalents	$38.5	$45.7
Notes and accounts receivable, less allowances of $7.3 in 2006 and $9.0 in 2005	114.5	117.7
Inventories
Raw materials	7.6	8.2
Work-in-process and finished parts	88.4	83.6
Finished products	74.7	69.3

Total inventories	170.7	161.1
Other current assets	41.9	44.3

Total current assets	365.6	368.8
Property, plant and equipment — net	114.3	114.2
Goodwill	87.3	83.7
Other noncurrent assets	83.3	104.9

Total assets	$650.5	$671.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Short-term borrowings	$25.5	$4.1
Long-term debt and capital lease obligations due within one year	2.2	2.6
Trade accounts payable	77.8	76.4
Advance billings and deposits	24.4	22.6
Accrued and other current liabilities	82.6	76.3

Total current liabilities	212.5	182.0
Long-term accrued liabilities	226.5	261.4
Long-term debt	232.8	233.3

Total liabilities	671.8	676.7
Commitments and contingencies	—	—
Shareholders’ deficit
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2006 and 2005)	116.1	112.9
Common shares, $.01 par value (outstanding: 52.3 in 2006 and 50.1 in 2005)	.5	.5
Capital in excess of par value	351.1	348.0
Contingent warrants	.5	.5
Accumulated deficit	(381.9)	(332.8)
Accumulated other comprehensive loss	(113.6)	(140.2)

Total shareholders’ deficit	(21.3)	(5.1)

Total liabilities and shareholders’ deficit	$650.5	$671.6

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
AND SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions)

4% Cumulative Preferred shares
Balance at beginning and end of period	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	112.9	112.9	—
Net proceeds from issuance	—	—	97.0
Beneficial conversion feature	3.2	—	15.9

Balance at end of period	116.1	112.9	112.9
Common shares
Balance at beginning of period	348.5	347.7	318.8
Transfer of restricted stock liability balances to equity in connection with adoption of a new accounting standard	1.3	—	—
Effect of change in method of accounting for restricted stock forfeitures	(.1)	—	—
Restricted stock expense	1.1	—	—
Net restricted stock activity	—	—	3.1
Reissuance of treasury shares	—	.6	1.6
Issuance of previously unissued shares	.8	.2	—
Beneficial conversion feature related to Series A Notes	—	—	6.6
Conversion of Series A Notes to common stock	—	—	28.1
Conversion to Series B Convertible Preferred Stock	—	—	(34.6)
Proceeds from rights offering	—	—	24.1

Balance at end of period	351.6	348.5	347.7
Contingent warrants
Balance at beginning of period	.5	.5	—
Issuance of contingent warrants	—	—	.5

Balance at end of period	.5	.5	.5
Accumulated deficit
Balance at beginning of period	(332.8)	(312.7)	(241.7)
Net loss for the period	(39.7)	(14.0)	(51.8)
Dividends declared or accrued
4% Cumulative Preferred shares	(.2)	(.1)	(.4)
6% Series B Convertible Preferred Stock	(6.0)	(6.0)	(2.9)
Beneficial conversion feature related to 6 1/2% Series B Convertible Preferred Stock	(3.2)	—	(15.9)

Balance at end of period	(381.9)	(332.8)	(312.7)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(140.2)	(104.0)	(106.7)
Foreign currency translation adjustments	17.7	(16.8)	15.9
Minimum pension liability adjustments	32.2	(19.4)	(13.0)
Adjustment related to the adoption of a new accounting standard	(23.3)	—	—
Other	—	—	(.2)

Balance at end of period	(113.6)	(140.2)	(104.0)

Total shareholders’ equity (deficit)	$(21.3)	$(5.1)	$50.4

Net loss for the period	$(39.7)	$(14.0)	$(51.8)
Change in accumulated other comprehensive income (loss)	49.9	(36.2)	2.7

Total comprehensive income (loss)	$10.2	$(50.2)	$(49.1)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(39.7)	$(14.0)	$(51.8)
Operating activities providing (using) cash
Loss from discontinued operations	—	—	1.3
Net gain on divestitures	(.1)	(2.5)	(.8)
Depreciation and amortization	16.8	18.4	20.3
Restructuring costs	8.2	1.6	13.0
Refinancing costs	1.8	—	21.4
Deferred income taxes	.8	(.7)	8.7
Working capital changes
Notes and accounts receivable	7.9	10.0	(36.1)
Inventories	(4.5)	(14.3)	(1.1)
Other current assets	2.1	3.1	3.0
Trade accounts payable	(1.7)	1.1	9.3
Other current liabilities	(2.0)	(8.2)	(30.4)
Decrease (increase) in other noncurrent assets	15.7	7.0	3.0
Increase (decrease) in long-term accrued liabilities	(25.9)	7.0	(1.9)
Other-net	1.4	.7	.4

Net cash provided (used) by operating activities	(19.2)	9.2	(41.7)
Investing activities cash flows
Capital expenditures	(13.8)	(12.7)	(8.8)
Net disposals of property, plant and equipment	2.9	2.6	.6
Divestitures	—	.3	8.0

Net cash used by investing activities	(10.9)	(9.8)	(.2)
Financing activities cash flows
Issuance of long-term debt	—	—	219.8
Repayments of long-term debt	(1.6)	(5.0)	(261.5)
Increase (decrease) in short-term borrowings	21.2	(7.3)	68.5
Issuance of common shares	—	—	25.2
Costs of 2004 rights offering	—	(1.1)	—
Debt issuance costs	—	(.6)	(27.8)
Dividends paid	(.2)	(6.2)	(3.3)

Net cash provided (used) by financing activities	19.4	(20.2)	20.9
Effect of exchange rate fluctuations on cash and cash equivalents	3.5	(2.7)	1.6
Cash flows of discontinued operations
Operating activities	—	—	(4.1)
Investing activities	—	—	(.1)

Total cash flows of discontinued operations	—	—	(4.2)

Decrease in cash and cash equivalents	(7.2)	(23.5)	(23.6)
Cash and cash equivalents at beginning of year	45.7	69.2	92.8

Cash and cash equivalents at end of year	$38.5	$45.7	$69.2

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

Foreign Currency Translation

Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other expense-net in the Consolidated Statements of Operations. Such amounts were an expense of $.2 million in 2006 and 2005, and income of $.2 million in 2004.

Revenue Recognition

The company recognizes revenue when products are shipped to unaffiliated customers, legal title has passed, the sales price is fixed and determinable, all significant contractual obligations have been satisfied and the collectibility of the sales price is reasonably assured. Revenues from services, which are not significant, are recognized when earned. The company incurs costs for shipping and handling in connection with sales to customers. The company generally recognizes the shipping and handling costs as a component of costs of goods sold. The company also includes in cost of goods sold an immaterial amount for shipping and handling that is invoiced to customers.

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

Appropriate allowances for returns, which are not significant, and post-sale warranty costs (see Summary of Significant Accounting Policies — Warranty Reserves) are made at the time revenue is recognized. The company continually evaluates the creditworthiness of its customers and enters into sales contracts only when collection of the sales price is reasonably assured. For sales of plastics processing machinery, customers are generally required to make substantial down-payments prior to shipment which helps to ensure collection of the full price.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are charged to expense as incurred. Excluding amounts related to participation in trade shows, advertising costs totaled $5.4 million in 2006, $5.7 million in 2005, and $6.8 million in 2004.

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

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity of six months or less to be cash equivalents.

Inventory Valuation

Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. The principal methods of determining costs are average or standard costs, which approximate first-in, first-out (FIFO).

Property, Plant and Equipment

Property, plant and equipment, including amounts related to capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense related to continuing operations was $15.7 million, $17.1 million and $18.9 million for 2006, 2005, and 2004, respectively.

The ranges of depreciation lives that are used for most assets are as follows:

Range of
Asset	Depreciation Life

Buildings (new)	25 — 45 years
Buildings (used)	20 — 30 years
Land improvements	10 — 20 years
Building components	5 — 45 years
Factory machinery	6 — 12 years
Vehicles	3 — 6 years
Office furniture and fixtures	5 — 10 years
Computers	3 — 5 years
Personal computers	3 years

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

Self-Insurance Reserves

Through its wholly owned insurance subsidiary, Milacron Assurance Ltd. (MAL), the company is primarily self-insured for many types of risks, including general liability, product liability, environmental claims and workers’ compensation for certain domestic employees. MAL, which is fully consolidated in the Consolidated Financial Statements and subject to the insurance laws and regulations of Bermuda, establishes reserves for known or estimated exposures under the policies it issues to the company. MAL’s exposure for general and product liability claims is limited by reinsurance coverage in some cases and by excess liability coverage in all policy years. Workers’ compensation claims in excess of certain limits are insured with commercial carriers.

MAL’s reserves are established based on known claims, including those arising from litigation, and estimates of the ultimate exposures thereunder (after consideration of expected recoveries from excess liability carriers and claims against third parties) and on estimates of the cost of incurred but not reported claims. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to the company. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all available information as of the respective balance sheet dates or as further information becomes available or circumstances change. MAL’s reserves are included in accrued and other current liabilities and long-term accrued liabilities in the Consolidated Balance Sheets. Expected recoveries from excess carriers are included in other current assets and other noncurrent assets, and represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to us. These amounts are classified as assets because unless other payment arrangements are negotiated we (as the insured party) expect that we would first pay any indemnity claims and expenses in excess of MAL’s limits and then pursue reimbursement from the excess carriers.

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

The benefit obligations related to defined benefit pension plans and the postretirement health care plan are currently actuarially valued as of January 1 of each year. The amounts so determined are then progressed to year end based on known or expected changes. The assets of the funded defined benefit pension plan for certain U.S. employees and retirees are valued as of December 31 of each year.

Stock-Based Compensation

As further discussed below (see Summary of Significant Accounting Policies — Changes in Methods of Accounting), prior to 2006 the company accounted for stock-based compensation, including stock options, under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. The following table illustrates on a pro forma basis the effect on net loss and net loss per common share if the stock options granted from 1995 through 2004 had been accounted for based on their fair values as determined under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Pro Forma Loss

	2005	2004
	(In millions, except per-share amounts)

Net loss as reported	$(14.0)	$(51.8)
Effect on reported loss of accounting for stock options at fair value	—	(1.2)

Pro forma net loss	$(14.0)	$(53.0)

Loss per common share — basic and diluted
As reported	$(.42)	$(1.73)

Pro forma	$(.42)	$(1.76)

The conversion of $30.0 million of Series A Notes into 15.0 million common shares on April 15, 2004 (see Refinancing Transactions) resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the early vesting of all outstanding stock options. Accordingly, the pro forma net loss amount for 2004 includes a charge of $.7 million in excess of the amount that would otherwise have been reported to recognize all remaining compensation expense related to those stock options. For 2005, the pro forma expense amount related to stock options granted subsequent to April 15, 2004 is less than $.1 million.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 14, 2006, the company terminated an interest rate swap that it had entered into on July 30, 2004. The interest rate swap, a form of derivative financial instrument, was entered into for the purpose of achieving a better balance between fixed rate and floating rate debt. The amounts paid or received under this arrangement were recorded as adjustments of interest expense. Changes in the fair value of the arrangement were applied as adjustments of interest expense.

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

Under the provisions of SFAS No. 123R, the company continues to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards and activity for 2006 are presented in the note captioned Share-Based Compensation. Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant dates and revised as necessary over the vesting periods. Accordingly, the company has made estimates of future forfeitures for those awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount is included as income in other expense-net in the Consolidated Condensed Statement of Operations for 2006 (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.

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

Excluding the adjustment for forfeitures, the adoption of SFAS No. 123R had the effect of increasing the company’s loss before income taxes and net loss by less than $.1 million. Including the adjustment for forfeitures, the effect on the respective loss amounts was a de minimis decrease. In both cases, there was no effect on the applicable loss per common share amounts.

Effective December 31, 2006, the company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158). As required, the adoption was on a prospective transition method and prior periods have not been restated. This standard amends Statements of Financial Accounting Standards No. 87, 88,

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

106 and 132(R). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The adoption of SFAS No. 158 increased shareholders’ deficit by $23.3 million and increased liabilities by $20.9 million, in both cases in relation to the amounts that would otherwise have been reported at December 31, 2006 under previous requirements. See Retirement Benefit Plans for additional information regarding the company’s postretirement benefit plans.

Recently Issued Pronouncements

SFAS No. 158, which was adopted effective December 31, 2006, includes a second provision that is effective December 31, 2008. The measurement date provision of the standard requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position and prohibits retrospective application. The effects of adopting this provision are not expected to have a material effect on the company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48). This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation, which is effective for fiscal years beginning after December 15, 2006, also provides guidance regarding the derecognition of tax benefits, their classification in the statement of financial position and accounting for possible interest and penalties. Additionally, a new disclosure framework for uncertain tax positions will be required beginning with the annual accounting period 2007. The company is currently evaluating the provisions of FIN No. 48 as it relates to tax positions taken in the U.S. and non-U.S. jurisdictions and the adequacy of the related reserves. The effects of adopting this provision are not expected to have a material effect on the company’s financial statements.

Discontinued Operations

In 2002, the company announced a strategy of focusing its capital and resources on building its position as a premier supplier of plastics processing technologies and strengthening its worldwide industrial fluids business. In connection with this strategy, during 2002 the company sold its Valenite and Widia and Werkö metalcutting tools businesses in separate transactions. In 2002, the company initiated plans to sell its round metalcutting tools and grinding wheels businesses. The disposition of the round metalcutting tools business was completed in the third quarter of 2003 in two separate transactions. In 2002, the company had recorded an estimated loss on the sale of this business of $4.7 million which was increased to $6.9 million in 2003 based on the actual sale proceeds and transaction-related expenses. The loss was further adjusted to $7.4 million in 2004, $7.7 million in 2005 and $8.0 million in 2006. The sale of the grinding wheels business was completed in the second quarter of 2004. The company had previously recorded an estimated loss of $4.2 million on the disposition of this business which was adjusted to $3.6 million in 2004 to reflect the actual sale proceeds and sale-related costs. The loss was further adjusted to $2.8 million in 2005 and to $3.0 million in 2006.

The grinding wheels business is reported as a discontinued operation in the Consolidated Statement of Operations for 2004. Operating results for this business for 2004 are presented in the following table.

Loss From Discontinued Operations

2004
(In millions)

Sales	$9.6

Operating loss including restructuring costs	(1.2)
Allocated interest expense	(.1)

Loss from operations(a)	$(1.3)

(a)	No income tax benefit could be recorded with respect to the losses incurred in 2004.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As reflected in the preceding table, allocated interest expense represents an allocated portion of consolidated interest expense based on the ratio of net assets sold to consolidated assets.

As presented in the Consolidated Statements of Operations for 2006, 2005 and 2004, the line captioned “Net gain (loss) on divestitures” includes the following components.

Gain (Loss) on Divestiture of Discontinued Operations

	2006	2005	2004
	(In millions)

Sale of Valenite	$.9	$1.0	$(.4)
Sale of Widia and Werkö	—	.9	.5
Sale of round metalcutting tools business	(.3)	(.3)	(.5)
Sale of grinding wheels business	(.2)	.8	.6
Adjustments of reserves for the 1998 divestiture of the machine tools segment	(.3)	.1	.6

Net gain on divestitures	$.1	$2.5	$.8

Restructuring Costs

During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses acquired earlier in that year, with the company’s existing European mold base and components business. These businesses are included in the mold technologies segment. As approved by management, the plan involved the consolidation of the manufacturing operations of five facilities located in Germany and Belgium into three facilities, the reorganization of warehousing and distribution activities in Europe, and the elimination of approximately 230 manufacturing and administrative positions. The total cost of the integration was $11.1 million, of which $1.2 million was included in reserves for employee termination benefits and facility exit costs that were established in the allocations of the EOC and Reform acquisition costs. The remaining $9.9 million was charged to expense, including $3.4 million in 2001, $4.6 million in 2002, $1.8 million in 2003 and $.3 million in 2004. The amount for 2004 represents a fourth quarter charge to further adjust the carrying value of one of the closed facilities based on revised estimates of its expected selling price. Income of $.2 million related to a gain on the sale of this facility was recorded in 2005. Of the total cost of the plan, $4.5 million related to employee termination benefits, $2.6 million to facility exit costs and $4.0 million to other costs, including $3.1 million to relocate employees, inventory and machinery and equipment. The total cash cost of the integration through the end of 2006 was $8.9 million, of which $1.1 million was spent in 2001, $7.8 million in 2002, $.2 million in 2003 and $.2 million in 2004. Proceeds of $.9 million from the sale of the previously mentioned facility resulted in $.5 million of positive cash flow in 2005. Cash costs for 2006 were $.1 million. The non-cash costs of the integration related principally to the previously discussed facility write-down in 2004 and a similar adjustment that was recorded in 2003.

In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. The first action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, resulted in restructuring costs of $14.3 million, including $3.3 million in 2002, $4.0 million in 2003, $5.5 million in 2004, $.9 million in 2005 and $.6 million in 2006. The amounts for 2004 includes a fourth quarter charge of $3.6 million to reduce the carrying value of the Manchester facility based on revised estimates of its fair value. The carrying value of the facility was written down

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further in 2005 and 2006. The remainder of the expense amounts for 2004, 2005 and 2006 relate to costs to complete the move of the mold making operation and carrying costs for the Manchester facility pending its sale. The facility was subsequently sold in the third quarter of 2006 for proceeds that approximated its adjusted carrying value. Of the total cost of $14.3 million, $1.5 million relates to employee severance costs, $7.0 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets to be disposed of), $1.9 million to inventory adjustments related to product lines discontinued in connection with the relocation and $3.9 million to other move-related costs, including employee, inventory and machinery and equipment relocation. Net of $1.8 million of proceeds from the sale of the Manchester facility, the net cash cost of the relocations was $4.6 million. The gross cash cost of $6.4 million includes $1.7 million for severance and other termination benefits, $.4 million for plant clean-up costs and $4.3 million for other costs, principally to relocate employees, inventory and machinery and equipment and for the carrying costs of the Manchester facility prior to its sale. The non-cash cost of $9.7 million relates principally to the previously mentioned adjustments related to inventories of discontinued product lines and assets to be disposed of as a result of the plant closure.

In 2003, the company initiated a plan to close the mold technology segment’s special mold base machining operation in Mahlberg, Germany and relocate a portion of its manufacturing to another location. Certain other production was outsourced. The closure resulted in restructuring costs of $6.9 million and the elimination of approximately 65 positions. The total cost included $4.0 million to adjust the recorded values of the facility and certain other assets to fair value, $2.4 million for severance and other termination benefits, $.3 million to relocate manufacturing equipment and $.2 million for plant clean-up and other costs. Of the total cost of the closure, $5.7 million was recorded in 2003. An additional $1.3 million was charged to expense in 2004, principally to further adjust the carrying value of the facility to its fair value. A gain on its sale of $.1 million was ultimately realized in 2005. The cash cost of this initiative was $1.6 million, which is net of $1.1 million received in the second quarter of 2005 from the sale of the facility. Cash payments related to the closure included $2.2 million for severance, and $.5 million for plant clean-up and other move costs. The non-cash cost of $5.3 million related principally to the write-down of the facility to expected realizable value.

In 2003, the company announced additional restructuring initiatives that focus on further overhead cost reductions in each of its plastics technologies segments and at the corporate office. These actions, which involve the relocation of production and warehousing (including the closure of one small facility and the downsizing of two other facilities), closures of sales offices, voluntary early retirement programs and general overhead reductions, resulted in the elimination of approximately 300 positions worldwide. A total of $11.1 million was charged to expense in 2003 in connection with these initiatives and an additional $.6 million was expensed in 2004 to substantially complete them. Of the total cost of $11.9 million, $3.7 million relates to the machinery technologies — North America segment, $2.7 million to the machinery technologies — Europe segment, $5.2 million to the mold technologies segment and $.3 million to corporate expenses. The total cost of the 2003 actions includes $3.2 million for supplemental early retirement benefits that are being paid through the company’s defined benefit pension plan for U.S. employees, $6.8 million for severance and other termination benefits for certain other employees, $.7 million for facility exit costs and $1.2 million for moving expenses. The cash costs of the initiatives — including $6.8 million for severance and other termination benefits, $1.1 million for lease termination and other facility exit costs and $.6 million for other costs — were $8.5 million. Of this amount, $3.5 million was spent in 2003, $4.7 million was spent in 2004, $.2 million in 2005 and $.1 million in 2006. The non-cash cost of the 2003 initiatives was $3.4 million and related principally to early retirement benefits to be funded through the pension plan as discussed above.

In the second quarter of 2004, the company initiated additional actions to further enhance customer service while reducing the overhead cost structure of its machinery technologies — North America segment. These overhead reductions resulted in restructuring expense of $1.1 million in 2004, $.4 million in 2005 and $.1 million in 2006. Termination benefits accounted for $1.0 million of these amounts while facility exit costs represented a substantial majority of the remaining $.6 million. Total cash costs were $1.3 million, of which $.8 million was spent in 2004. In 2005, $.4 million was spent and an additional $.1 million was spent in 2006. The cash costs include

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$.9 million for severance and $.4 million for facility exit and moving costs. These actions resulted in the elimination of 63 positions, a majority of which occurred during 2004.

In the third quarter of 2004, the company elected to discontinue the sale of certain blow molding systems in North America. This decision resulted in a charge in that quarter of $1.7 million to adjust the carrying values of the inventory to estimated realizable values. The amount of the charge was adjusted to $1.5 million in the fourth quarter due to higher than expected liquidation proceeds.

In the fourth quarter of 2004, the company initiated a plan to reduce employment levels at a mold technologies facility in Germany due to sluggish demand in Europe. The plan resulted in the elimination of approximately 25 positions at a cost of $1.0 million. In 2004, $1.1 million was charged to expense. In addition, certain surplus assets were written down to fair value in 2004 through non-cash charges totaling $1.0 million. In 2006, $.1 million of severance reserves that had been established in 2004 were determined to be excess and were reversed. The cash costs, principally for severance benefits, were $1.0 million. Of this amount, $.6 million was spent in 2004 and an additional $.4 million was spent in 2005.

In the fourth quarter of 2004, the company initiated additional headcount reductions in its European mold base and components business that resulted in expense in that year of $.6 million. These reductions represented a continuation of the actions initiated in the third quarter of 2003 and the employment level reductions in Germany initiated in 2004 (in both cases, as discussed above) and were undertaken due to continued slow economic conditions in Europe. The company incurred additional costs in 2006 related principally to the resolution of legal issues related to earlier terminations. The cash cost of these initiatives was $.8 million, most of which was spent in the fourth quarter of 2004 and the first quarter of 2005.

In the fourth quarter of 2005 the company also initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in expense of $.3 million, including $.2 million in 2005 and $.1 million in 2006. The cash cost in 2006 was $.1 million. An additional $.1 million will be spent in 2007.

In the fourth quarter of 2005, the company announced that it plans to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe and mold technologies segments — was initiated in the fourth quarter of 2005 and was continued in 2006. The 2005 actions involved the sale of a majority ownership interest in an injection molding machinery sales subsidiary in The Netherlands and the sale of a surplus warehouse in Denmark. Expense related to these actions totaled $.3 million in 2005 and an additional $1.7 million was charged to expense in 2006. Expense of approximately $.6 million is expected to be recorded in 2007 to complete the consolidations. The cost reduction measures announced in 2005 and implemented in 2006 also include the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of marketing and administrative functions. Expense related to these actions totaled $1.8 million in 2006. In total, the net cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $4.2 million, including $1.9 million that was spent in 2006. An additional $2.2 million is expected to be spent in 2007. Severance and other termination benefits represent almost one third of both the total expense and cash cost of these initiatives.

In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business is being restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The restructuring is expected to result in up to 80 headcount reductions, including approximately 70 that occurred in 2006. The cost of the restructuring is expected to be approximately $7.4 million, all of which relates to severance and other termination benefits. Of this amount, $6.5 million was charged to expense in 2006 and an additional $.9 million is expected to be expensed in 2007. The cash cost — all of which relates to termination benefits — will also be approximately $7.4 million. A total of $5.2 million was spent in 2006 and the remaining $2.2 million is expected to be spent in the first quarter of 2007.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at an expected cost of $1.9 million. In 2006, a total of $1.8 million was charged to expense, including $1.3 million for benefits related to the termination of 21 employees. An additional $.1 million will be charged to expense in 2007. The cash cost of the plant reorganization is expected to be approximately $1.7 million, including $1.3 million that was spent in 2006 and $.4 million expected to be spent in 2007.

In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company announced its intention to eliminate most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and outsource a majority of the mold components the facility produces. The cost of this action — which is expected to result in the elimination of 46 positions — will be approximately $1.6 million, substantially all of which was recorded in 2006. The expected cost includes $.3 million for severance and other termination benefits and $1.3 million to adjust the carrying values of assets to be disposed of to reflect fair value. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.4 million. In another action, the company initiated the downsizing of the administrative workforce at the mold technologies segment’s North American headquarters in Madison Heights, Michigan in 2006. This action resulted in the elimination of 13 positions at a cost of $.1 million, all of which related to termination benefits.

In the third quarter of 2006, the company completed the liquidation of a sales branch in Japan which resulted in a non-cash charge of $1.3 million, a large portion of which related to the recognition of prior periods’ foreign currency translation adjustments and other deconsolidation effects.

In the fourth quarter of 2006, the company initiated a program to reduce headcount at its principal North American plastics machinery facility — principally in the injection molding machinery business — by offering supplemental early retirement benefits to eligible employees. A total of 34 employees accepted the offer which resulted in a non-cash charge of $1.5 million. The supplemental retirement benefits will be paid by the funded defined benefit pension plan for certain U.S. employees and retirees.

Additional restructuring actions are expected to be implemented later in 2007. In total, the actions initiated in 2005 and 2006 are expected to result in restructuring charges of approximately $20 million and cash costs of approximately $14 million spread over 2006 and the first half of 2007.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table that follows summarizes the costs of the various restructuring actions that are described above.

Restructuring Costs

	2006	2005	2004
	(In millions)

EOC and Reform integration	$—	$(.2)	$.3
Relocation of blow molding machinery and mold manufacturing	.6	.9	5.5
Mahlberg closure	—	(.1)	1.3
Third quarter 2003 initiatives	.1	—	.6
North America plastics machinery overhead reductions	.1	.4	1.1
Discontinuation of blow molding product lines	—	—	1.5
Downsizing Germany mold technologies facility in 2004	(.1)	.1	2.1
Additional 2004 European mold base reductions	.3	—	.6
Consolidation of European sales offices	1.7	.3	—
Closure of metalworking fluids operation	.1	.2	—
Downsizing of Germany mold technologies facility in 2006	1.8	—	—
Reorganization of Germany injection molding machinery facility	6.5	—	—
Consolidation of European mold component operations	1.8	—	—
Reorganization of North America mold components operations	1.6	—	—
Liquidation of Japan sales office	1.3	—	—
U.S. plastics machinery headcount reductions	1.5	—	—
Other	.1	—	—

Total restructuring costs	$17.4	$1.6	$13.0

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the line captioned “Restructuring costs” in the Consolidated Statements of Operations for the years 2006, 2005 and 2004.

Restructuring Costs

	2006	2005	2004
	(In millions)

Accruals for restructuring costs
Termination benefits	$8.4	$.4	$2.5
Facility exit costs	1.6	.1	.2

Total accruals	10.0	.5	2.7
Supplemental retirement benefits	1.5	—	—
Adjustment of assets to realizable values and gains and losses on disposal	1.9	—	6.3
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	.5	—	1.4
Inventory and machinery relocation	.2	.1	1.2
Employee relocation and other move costs	—	.1	—
Severance and facility exist costs	3.3	.8	.8
Other	.2	.4	.5
Reserve adjustments	(.2)	(.1)	(.2)

	17.4	1.8	12.7
Costs (income) related to the EOC and Reform integration	—	(.2)	.3

Total restructuring costs	$17.4	$1.6	$13.0

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

Restructuring Reserves

	2006
	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance
	(In millions)

EOC and Reform integration
Termination benefits	$.7	$—	$(.1)	$.6
Facility exit costs	.1	—	(.1)	—

	.8	—	(.2)	.6
Restructuring costs
Termination benefits	.4	8.4	(6.3)	2.5
Facility exit costs	.2	1.6	(1.0)	.8

	.6	10.0	(7.3)	3.3

Total reserves related to continuing operations	$1.4	$10.0	$(7.5)	$3.9

	2005
	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance
	(In millions)

EOC and Reform integration
Termination benefits	$1.0	$—	$(.3)	$.7
Facility exit costs	.3	—	(.2)	.1

	1.3	—	(.5)	.8
Restructuring costs
Termination benefits	1.3	.4	(1.3)	.4
Facility exit costs	.2	.1	(.1)	.2

	1.5	.5	(1.4)	.6

Total reserves related to continuing operations	$2.8	$.5	$(1.9)	$1.4

Approximately $3.2 million of the $3.9 million of restructuring reserves remaining at December 31, 2006 is expected to be utilized in the first half of 2007. A large majority of the remaining $.7 million represents supplemental retirement benefits for certain employees in Europe that will be paid at a rate of approximately $.1 million per year for the next several years.

Refinancing Costs

During 2006, the company charged to expense $1.8 million of refinancing costs related to terminating its previous asset based lending facility. The charge was primarily for unamortized debt origination costs on the terminated facility (see Refinancing Transactions). The company did not incur any refinancing costs in 2005.

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

Research and Development

Charges to operations for the research and development activities of continuing operations are summarized below.

Research and Development

	2006	2005	2004
	(In millions)

Research and development	$20.5	$19.7	$19.8

Retirement Benefit Plans

On December 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158 (see Changes in Methods of Accounting). SFAS No. 158 required the company to recognize the funded status of its retirement benefit plans in its December 31, 2006 Consolidated Balance Sheet with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized losses and unrecognized prior service costs or credits, all of which were previously netted against the plans’ funded status in the company’s statement of financial position pursuant to the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87). These amounts will be subsequently recognized as components of net periodic benefit costs pursuant to the company’s historical accounting policies for amortizing such amounts. Further, gains and losses that arise in subsequent periods and are not immediately recognized in net periodic benefit costs in the same periods will be recognized as components of other comprehensive income (loss). Those amounts will be subsequently recognized as components of net periodic benefit costs on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of SFAS No. 158.

The company maintains various defined benefit plans and a defined benefit postretirement health care plan. Currently, the defined benefit pension plan for certain U.S. employees and retirees and one of the German plans are funded (see Summary of Significant Accounting Policies).

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the incremental effects of applying SFAS No. 158 on the company’s Consolidated Balance Sheet at December 31, 2006 for all defined benefit retirement plans. The adoption of SFAS No. 158 had no effect on the company’s Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period, and it will not affect the company’s operating results in future periods. Had the company not been required to adopt SFAS No. 158, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column captioned “Before Application of SFAS No. 158.”

Incremental Effects of Applying SFAS No. 158

	Before		After
	Application of	Adoption	Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In millions)

Intangible pension assets	$2.4	$(2.4)	$—
Other noncurrent assets	85.7	(2.4)	83.3
Total Assets	652.9	(2.4)	650.5
Current liability for retirement benefits	—	4.0	4.0
Accrued and other current liabilities	78.6	4.0	82.6
Total current liabilities	208.5	4.0	212.5
Long-term liability for retirement benefits	160.2	16.9	177.1
Long-term accrued liabilities	209.6	16.9	226.5
Total liabilities	650.9	20.9	671.8
Minimum pension liability adjustment	(132.3)	132.3	—
Defined benefit plan unrecognized net prior service costs and net loss	—	(155.6)	(155.6)
Accumulated other comprehensive loss	(90.3)	(23.3)	(113.6)
Total stockholders’ equity (deficit)	$2.0	$(23.3)	$(21.3)

The following table presents the amounts included in accumulated other comprehensive loss related to defined benefit pension plans at December 31, 2006 that have not yet been recognized in net periodic pension expense.

Components of Accumulated Other Comprehensive Loss

		Net of
	Gross	Tax
	(In millions)

Unrecognized losses	$167.9	$116.5
Unrecognized prior service costs	2.4	2.4

Total	$170.3	$118.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in other comprehensive income at December 31, 2006 that are expected to be recognized in net periodic pension expense during 2007.

2007 Projected Amortization to be Included in Net Periodic Pension Cost

		Net of
	Gross	Tax
	(In millions)

Amortization of unrecognized losses	$10.4	$10.4
Amortization of unrecognized prior service costs	.5	.5

Total	$10.9	$10.9

Pension cost for all defined benefit plans is summarized in the following table. For all years presented, the table includes amounts for plans for certain employees and retirees in the U.S. and Germany.

Pension Expense

	2006	2005	2004
	(In millions)

Service cost (benefits earned during the period)	$4.9	$4.7	$4.2
Interest cost on projected benefit obligation	33.5	33.5	33.9
Expected return on plan assets	(32.7)	(32.9)	(35.1)
Supplemental retirement benefits	1.5	—	—
Amortization of unrecognized prior service cost	.5	.7	.8
Amortization of unrecognized losses	11.1	10.4	7.0

Pension expense	$18.8	$16.4	$10.8

The following table summarizes changes in the projected benefit obligation for all defined benefit plans.

Projected Benefit Obligation

	2006	2005
	(In millions)

Balance at beginning of year	$(576.6)	$(557.2)
Service cost	(4.9)	(4.7)
Interest cost	(33.5)	(33.5)
Supplemental retirement benefits	(1.5)	—
Benefits paid	36.1	42.9
Actuarial loss	(9.0)	(7.9)
Changes in discount rates	16.1	(18.2)
Foreign currency translation adjustments	(1.9)	2.0

Balance at end of year	$(575.2)	$(576.6)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in plan assets for the funded plans.

Plan Assets

	2006	2005
	(In millions)

Balance at beginning of year	$362.6	$378.8
Actual investment gain	45.1	21.3
Benefits and expenses paid	(36.8)	(39.9)
Contributions	32.1	2.4

Balance at end of year	$403.0	$362.6

The weighted allocations of plan assets at December 31, 2006 and 2005 are shown in the following table.

Allocation of Plan Assets

	2006	2005

Equity securities	74%	71%
Debt securities	21%	29%
Cash and cash equivalents	5%	—%

	100%	100%

At December 31, 2006 and 2005, common shares of the company represented 1% and 2%, respectively of the funded U.S. plan’s equity securities. These common shares had a market value of $2.4 million at December 31, 2006 and $4.7 million at December 31, 2005.

At December 31, 2006, the company’s target allocation percentages for plan assets were approximately 60% to 65% equity securities and 35% to 40% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 6%. Under the current policy, the investment in equity securities may not be less than 35% or more than 80% of total assets. Investments in debt securities may not be less than 20% or more than 65% of total assets.

The expected long-term rate of return on plan assets for purposes of determining pension expense was 9.0% in 2005 and 2004 and was 8.75% in 2006. The company will continue to use a 8.75% rate in 2007. Expected rate of return is developed based on the target allocation of investments and on the historical returns on these investments judgmentally adjusted to reflect current expectations of future returns and value-added expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.

The company made cash contributions to the funded U.S. plan of $32.1 million in 2006 and $2.4 million in 2005. Contributions will not be required in 2007. The company currently expects that the minimum required contribution in 2008 will be approximately $30 million to $40 million based upon the provisions of the Pension Protection Act of 2006 which will be effective on January 1, 2008. However, funding requirements for years beyond 2007 cannot be precisely estimated at this time.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the defined pension benefit plans at year-end 2006 and 2005.

Funded Status at Year-End

	2006	2005
	(In millions)

Vested benefit obligation	$(524.2)	$(532.2)

Accumulated benefit obligation	$(539.8)	$(546.5)

Projected benefit obligation	$(575.2)	$(576.6)
Plan assets at fair value	403.0	362.6

Deficiency of plan assets in relation to projected benefit obligation	(172.2)	(214.0)
Unrecognized net loss	167.9	194.5
Unrecognized prior service cost	2.4	2.9

Accrued pension cost	$(1.9)	$(16.6)

The presentation of the amounts included in the previous table in the Consolidated Balance Sheets at December 31, 2006 and December 31, 2005 is reflected in the following table.

Balance Sheet Presentation

	2006	2005
	(In millions)

Intangible asset	$—	$2.9
Current accrued pension cost	(3.0)	—
Noncurrent accrued pension cost	(169.2)	(183.9)
Accumulated other comprehensive loss(a)	170.3	164.4

	$(1.9)	$(16.6)

(a)	Represents the pretax amount of an after-tax charge to accumulated other comprehensive loss of $118.9 million in 2006 and $112.3 million in 2005.

The intangible asset was included in other noncurrent assets in the Consolidated Balance Sheet for 2005. Accrued pension cost is included in accrued and other current liabilities and long-term accrued liabilities.

The following table presents the weighted-average actuarial assumptions used to determine pension income or expense for all defined benefit plans in 2006, 2005 and 2004.

Actuarial Assumptions

	2006	2005	2004

Discount rate	5.70%	5.97%	6.24%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%
Rate of increase in future compensation levels	3.51%	3.76%	3.66%

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for all defined benefit plans at December 31, 2006 and December 31, 2005.

Actuarial Assumptions

	2006	2005

Discount rate	5.95%	5.71%
Rate of increase on future compensation levels	3.55%	3.77%

The following table presents future estimated benefit payments, including the effects of future service, under all defined benefit plans as of December 31, 2006.

Pension Benefit Payments

(In millions)

2007	$41.1
2008	37.6
2009	37.2
2010	37.2
2011	37.1
2012-2016	194.1

The company also maintains certain defined contribution and 401(k) plans. Participation in these plans is available to certain U.S. employees. Costs included in continuing operations for these plans were $1.7 million, $1.3 million and $1.1 million in 2006, 2005 and 2004, respectively.

In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to certain U.S. employees and retirees. Substantially all such employees are covered by the company’s principal plan, under which benefits are provided to employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. However, the company’s contributions for this group of retirees was significantly reduced beginning in 2006 as a result of the plan amendment that is discussed below. For employees retiring after 1979, the dollar amount of the company’s current and future contributions is frozen.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created a new federal prescription drug coverage program called Medicare Part D. Medicare Part D became available to eligible participants beginning January 1, 2006 and is being provided by employers and third-party insurance plans that meet certain qualifying criteria. In response to the Act, the plan was amended effective January 1, 2006 to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. The change resulted in cash savings to the company in excess of $1.0 million in 2006. The reduction in the plan’s accumulated postretirement benefit obligation was $14.5 million and amortization of this amount, as well as other factors, resulted in postretirement health care income of $1.9 million in 2006. In contrast, expense for 2005 was approximately $1.3 million.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan, including the effect of the plan amendment that is discussed above.

Postretirement Health Care Cost (Income)

	2006	2005	2004
	(In millions)

Service cost (benefits earned during the period)	$.1	$.1	$.1
Interest cost on accumulated postretirement benefit obligation	.4	1.3	1.4
Amortization of effect of plan amendment	(2.1)	—	—
Amortization of unrecognized gains	(.3)	(.1)	(.2)

Postretirement health care cost (income)	$(1.9)	$1.3	$1.3

The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan, including the effect of the plan amendment that is discussed above.

Accumulated Postretirement Benefit Obligation

	2006	2005
	(In millions)

Balance at beginning of year	$(7.7)	$(22.8)
Service cost	(.1)	(.1)
Interest cost	(.4)	(1.3)
Participant contributions	(1.9)	(5.9)
Benefits paid	2.6	8.6
Actuarial gain (loss)	.3	(.2)
Effect of plan amendment	—	14.5
Changes in discount rates	.2	(.5)

Balance at end of year	$(7.0)	$(7.7)

The following table presents the amounts included in accumulated other comprehensive loss related to post- retirement health care benefits at December 31, 2006 that have not yet been recognized in net periodic benefit costs.

Components of Accumulated Other Comprehensive Loss

		Net of
	Gross	Tax
	(In millions)

Unrecognized net gain	$(3.7)	$(3.7)
Unamortized effect of plan amendment	(12.5)	(12.5)

Total	$(16.2)	$(16.2)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in other comprehensive income at December 31, 2006 that are expected to be recognized in net periodic pension costs during 2007.

2007 Projected Amortization to be Included in Net Periodic Benefit Cost

		Net of
	Gross	Tax
	(In millions)

Amortization of unrecognized gains	$(.3)	$(.3)
Amortization of effect of plan amendment	(2.1)	(2.1)

Total	$(2.4)	$(2.4)

The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

	2006	2005
	(In millions)

Accumulated postretirement benefit obligation
Retirees	$(3.7)	$(4.4)
Fully eligible active participants	(1.1)	(1.0)
Other active participants	(2.2)	(2.3)

	(7.0)	(7.7)
Unamortized effect of plan amendment	(12.5)	(14.5)
Unrecognized net gain	(3.7)	(3.6)

Accrued postretirement health care benefits	$(23.2)	$(25.8)

The following table presents the discount rates used to calculate the accumulated postretirement benefit obligation at December 31, 2006, December 31, 2005 and December 31, 2004 and the rates used to calculate postretirement health care cost for the years then ended.

Actuarial Assumptions

	2006	2005	2004

Accumulated postretirement benefit obligation	6.00%	5.75%	6.00%
Postretirement health care cost	5.75%	6.00%	6.25%

Because the dollar amount of the company’s contributions for all participants is frozen, changes in health care costs will have no effect on the accumulated postretirement benefit obligation or the total cost of the plan.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents estimated future payments of postretirement health care benefits as of December 31, 2006. The amounts presented therein are net of participant contributions.

Postretirement Health Care Benefits

(In millions)

2007	$.7
2008	.6
2009	.6
2010	.6
2011	.6
2012-2016	3.0

Income Taxes

At December 31, 2006, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany, Italy and Belgium — totaling $223 million, of which $30 million will expire between 2007 and 2021. The remaining $193 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $69 million at December 31, 2006 and valuation allowances totaling $61 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.

At December 31, 2006, the company had a U.S. federal net operating loss carryforward of $161 million, which will expire between 2023 and 2027. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carryforwards ($8 million), totaled $80 million. Of the federal tax credit carryforwards, $5 million expire between 2008 and 2019 and $11 million have no expiration dates. Approximately 73% of the state and local loss carryforwards will expire by 2011 and the remainder will expire by 2021. At December 31, 2006, additional deferred tax assets totaling approximately $98 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2027. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax is being phased out ratably over the years 2006 through 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out.

The conversion of the Series A Notes into common stock and the exchange of such common stock and the Series B Notes for Series B Preferred Stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. (see Refinancing Transactions.) As a consequence of this ownership change, the timing of the company’s utilization of its U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. The allowable limitation is cumulative for years in which it is not fully utilized. At December 31, 2006 the cumulative limitation amounts to approximately $58 million of available pre-change net operating losses with no limitations on deductibility. The $58 million is composed of $23 million from 2006 and $35 million from prior years. The above limitations do not apply to any post-change in control net operating losses incurred.

At December 31, 2002, management concluded that no valuation allowances were currently required with respect to the company’s U.S. deferred tax assets. This conclusion was based on the availability of qualified tax

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second half of 2003 and through December 31, 2006, U.S. deferred tax assets increased by a total of $40 million. Valuation allowances were also increased by $44 million. As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2006, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. Due to market value increases related to the assets included in our tax planning strategies model, the $63 million of tax planning strategies at the end of 2006 represents a net $4 million increase over the tax planning strategies at December 31, 2005.

The company will continue to reassess its conclusions regarding qualifying tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in a further increase in income tax expense and a corresponding decrease in shareholders’ equity in the period of the change.

In 2006, the company recorded a net income tax expense of $2.6 million compared to a benefit of $3.8 million in 2005. The company’s U.S. operations recorded a net tax benefit of $2.4 million, comprised of a decrease in valuation allowances of $4.0 million and a net reduction of tax carryback claims of $1.6 million. The company’s non-U.S. operations recorded income tax expense of $5.0 million for 2006, consisting of $4.0 million related to profitable non-U.S. operations and a $.9 million reduction in the company’s deferred tax assets in Holland relating to an income tax rate reduction. Tax benefits in jurisdictions relating to non-profitable operations were fully offset by valuation allowances. In the aggregate, the mix of losses with no tax benefits and the expenses incurred in profitable jurisdictions resulted in a tax expense of $2.6 million on a pre-tax loss of $37.2 million.

In 2005, the company recorded a net U.S. tax expense of $.8 million comprised of benefits related to special ten year carryback of $2.2 million, additional valuation allowances of $2.7 million related to a decrease in the value of tax planning strategies and state income tax of $.3 million. The company’s non-U.S. operations recorded a net tax benefit of $4.6 million for the year 2005.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2006 and 2005 are as follows:

Components of Deferred Tax Assets and Liabilities

	2006	2005
	(In millions)

Deferred tax assets
Net operating loss carryforwards	$135.8	$109.3
Tax credit carryforwards	17.4	16.8
Accrued postretirement health care benefits	2.9	9.3
Inventories, due principally to obsolescence reserves and additional costs inventoried for tax purposes	2.7	4.1
Accrued employee benefits other than pensions and retiree health care benefits	2.1	1.6
Accrued pension cost	11.4	7.6
Accrued warranty cost	1.2	1.3
Accrued taxes	1.2	1.6
Accounts receivable, due principally to allowances for doubtful accounts	.9	1.6
Goodwill	24.3	31.4
Deferred pension costs	41.0	52.1
Accrued liabilities and other	17.8	17.4

Total deferred tax assets	258.7	254.1
Less valuation allowances	(175.7)	(168.6)

Deferred tax assets net of valuation allowances	83.0	85.5
Deferred tax liabilities
Property, plant and equipment, due principally to differences in depreciation methods	9.1	8.6
Inventories	2.6	5.8

Total deferred tax liabilities	11.7	14.4

Net deferred tax assets	$71.3	$71.1

Summarized in the following tables are the company’s earnings from continuing operations before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Loss Before Income Taxes

	2006	2005	2004
	(In millions)

United States	$(31.1)	$(23.6)	$(59.7)
Non-U.S.	(6.1)	3.3	5.8

	$(37.2)	$(20.3)	$(53.9)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented in the above table, U.S. losses for 2006 include $5.3 million of restructuring costs while non-U.S. losses include $12.1 million of such costs. U.S. losses for 2005 include $1.3 million of restructuring costs while non-U.S. earnings include $.3 million of such costs. Losses from U.S. operations and earnings from non-U.S. operations in 2004 include restructuring costs of $8.0 million and $5.0 million, respectively.

Provision (Benefit) for Income Taxes

	2006	2005	2004
	(In millions)

Current provision (benefit)
United States	$(1.3)	$(2.2)	$(12.5)
State and local	.2	.3	.1
Non-U.S.	2.9	(1.2)	1.1

	1.8	(3.1)	(11.3)
Deferred provision (benefit)
United States	(1.3)	2.7	2.7
Non-U.S.	2.1	(3.4)	6.0

	.8	(.7)	8.7

	$2.6	$(3.8)	$(2.6)

Components of the Provision (Benefit) for Deferred Income Taxes

	2006	2005	2004
	(In millions)

Change in valuation allowances	$7.1	$11.5	$17.3
Change in deferred taxes related to operating loss and tax credit carryforwards	(27.1)	(.7)	(17.8)
Depreciation and amortization	7.6	7.9	7.1
Inventories and accounts receivable	(1.1)	(2.9)	(1.7)
Accrued pension and other employee costs	6.8	(9.7)	(4.0)
Other	7.5	(6.8)	7.8

	$.8	$(.7)	$8.7

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2006	2005	2004

U.S. statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) resulting from
Effect of changes in valuation allowances	31.1	61.1	37.9
Favorable resolution of a statutory tax deduction	—	(37.7)	—
Adjustment of tax reserves	(2.8)	—	(19.5)
Statutory tax rate changes	2.5	3.5	.9
State and local income taxes, net of federal benefit	.6	1.4	.2
Foreign dividends	12.9	—	12.4
Other	(2.5)	(11.9)	(1.7)

	6.8%	(18.6)%	(4.8)%

At December 31, 2006, the company had U.S. net operating loss carryforwards of approximately $161 million that expire in 2023 through 2027. In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $223 million, substantially all of which have no expiration date.

Undistributed earnings of foreign subsidiaries which are primarily intended to be indefinitely reinvested aggregated $45 million at the end of 2006. No deferred income taxes have been recorded with respect to this amount. In the event that earnings of foreign subsidiaries are repatriated, the provision for taxes is included in the quarter in which the event occurs. The unrecorded deferred tax liability related to undistributed non-U.S. earnings was approximately $12 million at December 31, 2006.

The company received net tax refunds of $.5 million in 2006, $.7 million in 2005 and $1.9 million in 2004.

Loss Per Common Share

The following tables present the calculation of loss applicable to common shareholders and a reconciliation of the shares used to calculate basic and diluted loss per common share.

Loss Applicable to Common Shareholders

	2006	2005	2004
	(In millions)

Net loss	$(39.7)	$(14.0)	$(51.8)
Dividends on preferred shares	(6.2)	(6.1)	(3.2)
Beneficial conversion feature related to Series B Preferred Stock(a)	(3.2)	—	(15.9)

Loss applicable to common shareholders	$(49.1)	$(20.1)	$(70.9)

(a)	Represents a beneficial conversion feature arising from the fact that holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Shares

	2006	2005	2004
	(In thousands)

Weighted-average common shares outstanding	48,329	47,665	40,955
Effect of dilutive stock options and restricted shares	—	—	—

Weighted-average common shares assuming dilution	48,329	47,665	40,955

For all years, the common shares into which the Series B Preferred Stock is convertible are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share. The effects of potentially dilutive stock options and restricted shares are also excluded for the same reason. Had all of these shares been included, weighted-average shares assuming dilution would have been 106,512 thousand in 2006, 101,293 thousand in 2005 and 70,585 thousand in 2004.

Receivables

During 2005, one of the company’s non-U.S. subsidiaries entered into a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($13.2 million) of accounts receivable. The agreement, which was renewed in 2006, replaced a €5.0 million arrangement with another institution under which sales of receivables were made with recourse. At December 31, 2006 and December 31, 2005, the gross amounts of accounts receivable that had been sold under the current arrangement were $9.0 million and $8.4 million, respectively.

The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At December 31, 2006 and December 31, 2005, the company’s maximum exposure under these arrangements totaled $5.9 million and $6.4 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.

During several preceding years and through March 12, 2004, the company maintained a receivables purchase agreement with a third party financial institution. Under this arrangement, the company sold, on a revolving basis, an undivided percentage ownership interest in designated pools of accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. Accounts that became 60 days past due were no longer eligible to be sold and the company was at risk for credit losses for which the company maintained a reserve for doubtful accounts sufficient to cover estimated expenses. On March 12, 2004, all amounts sold by the company under the receivables purchase agreement were repurchased using a portion of the proceeds of the refinancing transactions entered into on that date (see Refinancing Transactions). The effect was to increase the use of cash from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2004 by $33 million. Costs related to the sales were $.2 million in 2004.

Inventories

As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $27.3 million and $26.4 million in 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

The carrying value of goodwill totaled $87.3 million and $83.7 million at December 31, 2006 and December 31, 2005, respectively. The company’s other intangible assets, all of which are subject to amortization, are included in other noncurrent assets in the Consolidated Balance Sheets and totaled $1.6 million at December 31,

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 and $2.6 million at December 31, 2005. Amortization expense related to these assets was $1.1 million in 2006, $1.3 million in 2005 and $1.4 million in 2004.

Changes in goodwill during the years ended December 31, 2006 and December 31, 2005 are presented in the following table.

Changes in Goodwill

	2006
	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total
	(In millions)

Balance at beginning of year	$17.8	$.7	$55.0	$10.2	$83.7
Foreign currency translation adjustments	—	—	3.6	—	3.6

Balance at end of year	$17.8	$.7	$58.6	$10.2	$87.3

	2005
	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total
	(In millions)

Balance at beginning of year	$17.6	$.8	$58.0	$10.2	$86.6
Foreign currency translation adjustments	.2	(.1)	(3.0)	—	(2.9)

Balance at end of year	$17.8	$.7	$55.0	$10.2	$83.7

Property, Plant and Equipment

The components of property, plant and equipment, including amounts related to capital leases, are shown in the following table.

Property, Plant and Equipment-Net

	2006	2005
	(In millions)

Land	$8.8	$9.1
Buildings	121.5	121.5
Machinery and equipment	219.6	208.7

	349.9	339.3
Less accumulated depreciation	(235.6)	(225.1)

	$114.3	$114.2

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

	2006	2005
	(In millions)

Deferred income taxes	$24.4	$25.3
Recoverable from excess liability carriers	3.2	3.2
Refundable income taxes	.5	3.8
Prepaid expenses and other	13.8	12.0

	$41.9	$44.3

Other Noncurrent Assets

	2006	2005
	(In millions)

Deferred income taxes net of valuation allowances	$58.6	$60.2
Recoverable from excess liability carriers	4.2	4.2
Intangible assets other than goodwill	1.6	2.6
Other	18.9	37.9

	$83.3	$104.9

Liabilities

The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

	2006	2005
	(In millions)

Accrued salaries, wages and other compensation	$21.1	$19.6
Taxes payable other than income taxes	7.4	8.1
Reserves related to prior years’ divestitures of discontinued operations	2.2	2.0
Accrued and deferred income taxes	5.3	8.3
Accrued insurance and self-insurance reserves	15.0	11.3
Other accrued expenses	31.6	27.0

	$82.6	$76.3

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Balance Sheets.

Warranty Reserves

	2006	2005
	(In millions)

Balance at beginning of year	$5.6	$6.5
Accruals	3.3	3.6
Payments	(2.7)	(3.2)
Warranty expirations	(.6)	(1.0)
Foreign currency translation adjustments	—	(.3)

Balance at end of year	$5.6	$5.6

The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

	2006	2005
	(In millions)

Accrued pensions and other compensation	$172.4	$39.8
Minimum pension liability	—	148.5
Accrued postretirement health care benefits	6.8	26.4
Self-insurance reserves(a)	19.7	24.0
Accrued and deferred income taxes	9.4	10.2
Reserves related to prior years’ divestitures of discontinued operations	4.1	5.6
Other	14.1	6.9

	$226.5	$261.4

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $7.4 million in both 2006 and 2005. These amounts are included in other current assets and other noncurrent assets in the Consolidated Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because, unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement by the excess carriers.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 10, 2004, (i) the common stock into which the Series A Notes were converted and (ii) the Series B Notes were exchanged for 500,000 shares of Series B Preferred Stock, a new series of convertible preferred stock with a cumulative cash dividend rate of 6%. On June 10, 2004, the company also entered into an agreement for a new $75 million asset based revolving credit facility with JPMorgan Chase Bank as administrative agent and collateral agent. As discussed below, the asset based facility with JPMorgan Chase Bank was repaid on December 19, 2006.

On June 10, 2004, the company applied the proceeds of the issuance of the 11 1/2% Senior Secured Notes due 2011, together with $7.3 million in borrowings under the asset based facility and approximately $10.3 million of cash on hand, to:

•	purchase €114,990,000 of the €115 million aggregate outstanding principal amount of Milacron Capital Holdings B.V.’s 7 5/8% Guaranteed Bonds due in April 2005 at the settlement of a tender offer there for;

•	terminate and repay $19 million of borrowings outstanding under the revolving A facility of the Credit Suisse First Boston facility, which included additional amounts borrowed subsequent to March 12, 2004. The company also used $17.4 million in availability under the asset based facility to replace or provide credit support for the outstanding letters of credit under the revolving A facility of the Credit Suisse First Boston facility;

•	repay the $75 million term loan B facility of the Credit Suisse First Boston facility; and

•	pay transaction expenses.

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

On December 19, 2006, the company entered into an agreement for a new five year $105 million asset based revolving credit facility with General Electric Capital Corporation. The proceeds from this transaction were used to repay the asset based revolving credit facility with JPMorgan Chase Bank due 2008 and this facility was terminated. The new facility provides increased liquidity and relieved the company of certain financial covenants.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Borrowings

The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

	2006	2005
	(In millions)

Asset based credit facility due 2011	$23.2	$—
Asset based credit facility due 2008	—	2.2
Borrowings under other lines of credit	2.3	1.9

	$25.5	$4.1

On December 19, 2006, the company entered into a new five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent and a lender. The new asset based facility replaces a $75 million asset based facility for which JPMorgan Chase Bank served as administrative and collateral agent. The termination of the previous facility was concurrent with, and contingent upon, the effectiveness of the new facility. The new facility provides increased liquidity and better terms than the previous facility with up to $105 million of borrowing availability and no performance covenants as long as the company complies with certain minimum availability thresholds described below. Substantially concurrent with the termination of the previous facility, the company also terminated the interest rate swap that was entered into on July 30, 2004.

Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest in the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis. The availability of loans under the asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory as well as permitted overadvances and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and other reserve requirements.

Pursuant to the terms of the asset based facility, the cash the company receives from collection of receivables is subject to an automatic “sweep” to repay any outstanding borrowings under the facility on a daily basis. As a result, the company relies on borrowings under the asset based facility as the primary source of cash for use in its North American operations. The availability of borrowings under the asset based facility is subject to the borrowing base limitations, including the excess availability reserves, which may be adjusted from time to time by the administrative agent at its discretion, and the satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of the company’s representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

The asset based facility contains customary financial covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves, including the excess availability reserve, established by the administrative agent. The asset based facility requires the company to maintain $10 million of excess availability and contains a limit on annual capital expenditures starting with fiscal 2007 and a springing financial covenant requiring us to maintain a minimum fixed charge coverage ratio, to be tested quarterly, in the event that excess availability is less than $5 million.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The previous asset based facility contained additional financial covenants, including a requirement to maintain a minimum level of cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the facility, to be tested quarterly. In 2005, the covenant was amended to establish a minimum cumulative consolidated EBITDA requirement of $38.0 million for the twelve consecutive calendar months ending December 31, 2005 and also reduced the minimum cumulative consolidated EBITDA requirements for interim quarters. The facility was further amended on February 10, 2006 to add a minimum cumulative total North America EBITDA requirement for 2006 that would have become effective if borrowing availability fell below specified levels for specified periods. In addition, the facility contained a limit on capital expenditures through 2006 and a fixed charge coverage ratio to be tested beginning in the first quarter of 2006.

At December 31, 2006, $31 million of the new asset based facility was utilized, including borrowings of $23 million and letters of credit of $8 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at December 31, 2006 was approximately $41 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at December 31, 2006 was 7.1%.

At December 31, 2006, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $32 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $17 million was available to the company under these lines under certain circumstances.

Long-Term Debt

The components of long-term debt are shown in the following table.

Long-Term Debt

	2006	2005
	(In millions)

11 1/2% Senior Secured Notes due 2011	$221.2	$220.6
Capital lease obligations	12.3	13.4
Other	1.5	1.9

	235.0	235.9
Less current maturities	(2.2)	(2.6)

	$232.8	$233.3

Initially, the 11 1/2% Senior Secured Notes due 2011 were jointly and severally guaranteed on a senior secured basis by substantially all of the company’s U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. As of December 31, 2006, Milacron Capital Holdings B.V. was released as a guarantor of these notes as it is not a guarantor under the new asset based facility. The notes and guarantees are secured by a first priority security interest in certain of the company’s U.S. assets other than those

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securing the asset based facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company’s asset based credit facility on a first priority basis.

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

Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $213.6 million as of December 31, 2006. The carrying amount of the company’s other long-term debt approximates fair value.

On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converted a portion of fixed-rate debt into a floating-rate obligation. The swap, which was terminated December 14, 2006, was intended to achieve a better balance between fixed-rate and floating-rate debt. The floating-rate was based on six-month LIBOR set in arrears. The interest rate swap had the effect of decreasing interest expense for 2006 by $.3 million and increasing interest expense for 2005 by $.7 million. The fair value of the swap at December 31, 2005, which was included in other noncurrent liabilities, was $.7 million. The cash cost to exit the interest rate swap was $.4 million.

Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.

Interest expense was $31.7 million in 2006, $32.0 million in 2005 and $39.3 million in 2004. Of the total amounts for 2006 and 2005, $.7 million and $.2 million, respectively, was capitalized. No interest was capitalized in 2004.

Total interest paid, net of amounts capitalized, was $28.6 million in 2006, $28.3 million in 2005 and $35.7 million in 2004. In 2004, $.1 million of interest was related to discontinued operations.

Maturities of long-term debt excluding capital leases for the five years after 2006 are shown in the following table.

Maturities of Long-Term Debt

(In millions)

2007	$.7
2008	.4
2009	.2
2010	.2
2011	225.0

The company leases two manufacturing facilities under capital leases. The cost of the assets related to these leases of $30.0 million at December 31, 2006 and $28.8 million at December 31, 2005 is included in property, plant and equipment — net in the Consolidated Balance Sheets. The net book value of the assets was $15.0 million at December 31, 2006 and $14.6 million at December 31, 2005. Amortization of these assets is included in depreciation expense and interest on lease obligations is included in interest expense. In October, the company

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinanced the capital lease of the Magenta, Italy facility to extend the maturity from 2009 to 2014. Future minimum payments for capital leases during the next five years and in the aggregate thereafter are shown in the following table.

Capital Lease Payments

(In millions)

2007	$2.1
2008	2.2
2009	2.2
2010	2.2
2011	2.1
2012 and after	4.1

Total capital lease payments	14.9
Less interest component(a)	(2.6)

Capital lease obligations	$12.3

(a)	Includes $.6 million applicable to 2007.

The company also leases certain equipment and facilities under operating leases, some of which include varying renewal and purchase options. Future minimum rental payments applicable to noncancellable operating leases during the next five years and in the aggregate thereafter are shown in the following table.

Rental Payments

(In millions)

2007	$12.0
2008	7.9
2009	4.0
2010	1.3
2011	.6
After 2011	1.4

Rent expense related to continuing operations was $14.6 million, $14.9 million and $14.9 million in 2006, 2005 and 2004, respectively.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the issuance of contingent warrants which will be exercisable to purchase additional shares of the company’s common stock under certain circumstances.

On June 10, 2004, the 15.0 million common shares into which the Series A Notes were converted on April 15, 2004 and the $70.0 million of Series B Notes (see Refinancing Transactions) were exchanged for 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying either cash or pay-in-kind dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Short-Term Borrowings and Long-Term Debt). In 2006, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At December 31, 2006, accrued and unpaid dividends totaled $6.0 million. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock. The 500,000 shares of Series B Preferred Stock were initially convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined in the Series B Preferred Stock Certificate of Designation, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock are currently convertible into approximately 57.1 million common shares. As discussed further below, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on the seventh anniversary of the date of its issuance. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.

Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of March 1, 2007, the outstanding Series B Preferred Stock represented approximately 51.5% of the voting power of the company’s outstanding equity securities. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of our directors, less one). As of March 1, 2007, such rights entitled the holders of the Series B Preferred Stock to elect 7 of the 12 members of the board of directors. As of such date, the holders of the Series B Preferred Stock had elected 4 of the 12 members of the board of directors.

Neither the Series B Preferred Stock nor the common shares into which the Series B Preferred Stock can be converted are currently registered for active trading in financial markets. However, any holder of the Series B Preferred Stock can demand registration of all or a portion of its shares or the underlying common stock. Once notice is given, the company is required to promptly prepare and file a registration statement with the SEC. In the event of a demand for registration, the company has the right, but not the obligation, to select and use an underwriter and must pay all expenses incurred in the registration process other than underwriting or brokerage fees and commissions. If the company unilaterally elects to register and sell additional common shares, it must notify the holders of the Series B Preferred Stock. In such circumstances, the holders of the Series B Preferred Stock have the

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to include their shares or any common shares into which their Series B Preferred Stock was previously converted in the same registration.

Initially, Glencore Finance AG (Glencore) and Mizuho International plc (Mizuho) owned 100% of the Series B Preferred Stock. On June 1, 2005, Glencore transferred to Triage Offshore Funds, Ltd. (Triage) 62,500 shares of Series B Preferred Stock and 62,500 contingent warrants to acquire common shares of the company (as discussed below). After giving effect to the reset of the conversion price of the Series B Preferred Stock from $2.00 per share to $1.75 per share and the transfer of the 62,500 shares to Triage, the collective holdings of Series B Preferred Stock of Glencore and Mizuho at December 31, 2005 represented approximately 46.6% of the company’s as converted common equity with Triage’s ownership interest representing approximately 6.7%. However, during 2006, both Triage and Mizuho sold all of their shares of Series B Preferred Stock and other sales of Series B Preferred Stock have subsequently taken place. As a result of these transactions, there were 6 holders of Series B Preferred Stock at December 31, 2006, including Glencore which held 287,500 of the 500,000 shares that were outstanding. Glencore’s holdings represent 30.0% of the company’s as converted common equity at December 31, 2006.

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

The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value per common share of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on an effective conversion price of approximately $2.08 per common share for 50.0 million shares. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the effective conversion price to approximately $1.82 per common share for 57.1 million shares. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In 2006, $3.2 million of the increase was recorded. The changes in the recorded value of the beneficial conversion feature in 2004 and 2006 were added to the net loss amounts for those years in calculating the applicable loss per common share amounts.

On June 10, 2004, the company also issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of one million shares of its common stock for $.01 per share. The contingent warrants became exercisable in 2006 because a 2005 consolidated cash flow covenant specified in the Contingent Warrant Agreement was not achieved. The contingent warrants will be exercisable until March 25, 2011. The contingent warrants were initially valued at $2.6 million based on an estimate of their relative fair value in relation to the Series B Preferred Stock. In the fourth quarter of 2004, this amount was adjusted to $.5 million based on an independent appraisal of their value. If the contingent warrants are exercised, their carrying value will be included in the value of the newly issued common stock.

On June 25, 2004, as permitted by the terms of the agreement with Glencore and Mizuho, the company filed a registration statement with the SEC for additional common shares to be issued through a rights offering. The registration statement was declared effective by the SEC on October 6, 2004. Pursuant to the rights offering, the holders of shares of common stock (other than common stock received upon the conversion of Series B Preferred Stock) were granted .452 rights for each share of common stock held as of 5:00 p.m., New York City time, on October 18, 2004. The number of rights granted to each holder of common stock was rounded up to the nearest whole number. Each right was exercisable for one share of common stock at an exercise price of $2.00 per full share. The rights offering, which was originally scheduled to expire on November 22, 2004 but was extended to December 10, 2004, resulted in the reissuance of 12,716,175 treasury shares and net cash proceeds of $24.2 million

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after deducting the related costs. Of the total shares issued in the rights offering, 36,600 shares were cancelled to cover withholding taxes owed by certain holders of restricted stock who participated in the offering.

In addition to the Series B Preferred Stock, at December 31, 2006 and December 31, 2005, the company had outstanding 60,000 shares of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $4 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $105 per share if the action is voluntary and $100 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.

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

During 2006, 2,272,875 previously unissued common shares were issued in connection with incentive compensation plans and contributions to employee benefit plans. A total of 70,628 restricted shares were cancelled during 2006, of which 22,628 were added to the treasury share balance. After giving effect to reissuances of 4,700 treasury shares during 2006, the treasury share balance at December 31, 2006 was 28,762 shares.

During 2005, 292,270 previously unissued common shares were issued in connection with incentive compensation plans and contributions to employee benefit plans. On June 11, 2004, the company issued 1,110,000 previously unissued common shares in the form of grants of restricted stock.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November, 2004, a total of 1,278,946 treasury shares were cancelled and returned to the pool of authorized but unissued common shares. The treasury share balance at December 31, 2004 was 1,271,580 shares.

Preferred and common shares at par value at December 31, 2006 and December 31, 2005 are shown in the table that follows.

Shareholders’ Equity — Preferred and Common Shares

	2006	2005
	(In millions, except per-share amounts)

4% Cumulative Preferred shares authorized, issued and outstanding, 60,000 shares at $100 par value, redeemable at $105 a share	$6.0	$6.0
6% Series B Convertible Preferred Stock authorized, issued and outstanding, 500,000 shares at $.01 par value	—	—
Common shares, $.01 par value authorized 165,000,000 shares, issued and outstanding, 2006: 52,319,437 shares, 2005: 50,112,490 shares	.5	.5

As presented in the previous table, common shares outstanding are net of treasury shares of 28,762 in 2006 and 10,834 in 2005.

Changes in common shares outstanding for the years 2006, 2005, and 2004 are shown in the table that follows.

Changes in Common Shares Outstanding

	2006	2005	2004

Outstanding at beginning of year	50,112,490	48,559,474	34,824,025
Net restricted stock activity	1,438,592	1,122,496	760,440
Reissuance of treasury shares for employee benefit and incentive programs	4,700	430,520	295,434
Conversion of Series A Notes to common stock	—	—	15,000,000
Conversion of common stock to Series B Preferred Stock	—	—	(15,000,000)
Common shares issued for benefit programs	763,655	—	—
Net common shares issued in rights offering	—	—	12,679,575

Outstanding at end of year	52,319,437	50,112,490	48,559,474

In 2006, dividends accrued with respect to the Series B Preferred Stock were $12.00 per share, none of which were paid. Dividends accrued and payable on the Series B Preferred Stock were $6.0 million at December 31, 2006. In 2006, dividends of $4.00 per share were declared and paid with respect to the 4% Cumulative Preferred Stock. In 2005, dividends declared and paid with respect to the Series B Preferred Stock were $12.00 per share. Dividends of $3.00 per share were declared with respect to the 4% Cumulative Preferred Stock in 2005 while dividends paid on these shares totaled $4.00 per share. Dividends of $5.70 per share were declared and paid with respect to the Series B Preferred Stock in 2004. Dividends of $7.00 per share of 4% Cumulative Preferred Stock were declared in 2004, of which $6.00 was paid in that year. The remaining $1.00 per share was paid on March 1, 2005.

The company has authorized 10 million serial preference shares with $.01 par value. A decrease in the par value of serial preference shares from $1.00 per share to $.01 per share was approved by the company’s shareholders on June 9, 2004. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been issued as of December 31, 2006. On June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of December 31, 2006, no other serial preference shares have been designated or issued by the company.

The company has a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire or obtain the right to acquire more than 15% of the company’s common shares, the rights entitle all other shareholders to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the common shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. On March 11, 2004, the company amended its stockholder rights plan to exempt the acquisition by Glencore Finance AG and Mizuho International plc of securities issued by the company in connection with the financing arrangements entered into on March 12, 2004 from triggering the rights under the plan. On June 9, 2004, the company further amended its stockholder rights plan to reflect the decrease in par value of the Series A Participating Cumulative Preferred Stock from $1.00 per share to $.01 per share as approved by the company’s shareholders. The rights plan expires in February 2009.

Comprehensive Income (Loss)

Total comprehensive income or (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are shown in the table that follows.

Comprehensive Income (Loss)

	2006	2005	2004
	(In millions)

Net loss	$(39.7)	$(14.0)	$(51.8)
Foreign currency translation adjustments	17.7	(16.8)	15.9
Minimum pension liability adjustment(a)	32.2	(19.4)	(13.0)
Change in fair value of foreign currency exchange contracts	—	—	(.2)

Total comprehensive income (loss)	$10.2	$(50.2)	$(49.1)

(a)	In all years presented, includes no income tax expense or benefit.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

	2006	2005
	(In millions)

Foreign currency translation adjustments	$(9.3)	$(27.0)
Defined benefit plans:
Net unamortized prior service costs	10.0	—
Unamortized net loss(a)	(114.3)	—
Minimum pension liability adjustment(a)	—	(113.2)

	$(113.6)	$(140.2)

(a)	In both 2006 and 2005, the amount presented is net of a U.S. tax benefit of $51.4 million that was recorded in 2002.

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

Foreign Exchange Contracts

Forward exchange contracts totaled $.6 million at December 31, 2006 and $7.3 million at December 31, 2005. These contracts, which generally mature in periods of six months or less, require the company and its subsidiaries to exchange currencies on the maturity dates at exchange rates agreed upon at inception.

Share-Based Compensation

The 2004 Long-Term Incentive plan (the 2004 Plan) permits the company to grant awards of its common shares in the form of non-qualified stock options, incentive stock options, performance shares, restricted shares and deferred shares. The 2004 Plan also provides for the granting of appreciation rights, either in tandem with stock

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options or free-standing. Awards under the 2004 Plan may also include “management objectives,” the attainment of which governs the extent to which the related awards vest or become exercisable. A predecessor plan, the 1997 Long-Term Incentive Plan (the 1997 Plan), also permits the granting of non-qualified stock options, incentive stock options and restricted stock.

Under the 2004 Plan and the 1997 Plan, non-qualified and incentive stock options are granted at market value as of the respective dates, vest in increments over four or five year periods, and expire not more than ten years from the date of the award.

The table that follows summarizes stock options outstanding and stock option activity for the year ended December 31, 2006.

Stock Options

	2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term(a)

Outstanding at December 31, 2005	3,180,700	$19.22	2.4
Cancellations	(405,675)	25.75	—
Forfeitures	(27,125)	17.39	2.2

Outstanding at December 31, 2006	2,747,900	18.27	1.7

Exercisable at December 31, 2006	2,736,900	18.32	1.7

(a)	In years

As of December 31, 2006, the exercise prices of all outstanding stock options were in excess of the market value of the company’s common shares at that date and the stock options therefore had no intrinsic value.

During 2004, 14,000 stock options having an exercise price of $4.30 per share and a weighted-average fair valued $2.72 per share were granted. No stock options have subsequently been granted. Beginning in 2006, the company began to recognize expense related to these stock options (which is de minimis) in its primary financial statements rather than disclosing it on a pro forma basis (see Statement of Significant Accounting Policies). All other stock options outstanding during 2006 became fully vested as of April 15, 2004 and therefore no expense is being recognized.

The fair value of the 14,000 stock options granted in 2004 was determined using the Black-Scholes option pricing model using the following assumptions: expected volatility — 74%; risk free rate of return — 4.00%; and life — 5 years. Due to restrictions imposed by the company’s financing arrangements, no dividend yield was assumed.

Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. The 2004 Plan and the 1997 Plan also permit the granting of other restricted stock awards, the vesting of which depends solely on continuous service with the company. Both types of grants of restricted stock have two or three year vesting periods. During the vesting period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances, including termination of employment.

The 2004 Plan also provides for the granting of deferred shares to non-employee directors. These grants are similar in all respects to restricted stock as described above except that share certificates are not issued at the grant date. Rather, certificates are issued at the end of the three year vesting period or upon a director’s voluntary

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summaries of activity for restricted stock and deferred shares are presented in the tables that follow.

Restricted Stock and Deferred Shares

	2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value(a)

Balance at December 31, 2005	833,313	$3.14
Granted	1,671,442	1.52
Vested	(200,270)	2.19
Forfeited	(41,932)	2.63

Balance at December 31, 2006	2,262,553	2.04

Restricted Stock and Deferred Shares Subject to Financial Targets

	2006
		Weighted -
		Average
		Grant Date
	Shares	Fair Value(a)

Balance at December 31, 2005	1,990,000	$3.90
Granted	200,000	.83
Forfeited	(47,500)	4.30

Balance at December 31, 2006	2,142,500	3.60

(a)	Grant-date fair values are the average high and low trade prices of the company’s common shares on the New York Stock Exchange on the respective grant dates.

At December 31, 2006, there was a total of $2.0 million of unrecognized compensation cost related to restricted stock and deferred shares, substantially all of which relates to awards that vest solely based on the passage of time. This amount is expected to be recognized over a weighted-average period of 1.9 years, including approximately $1.2 million in 2007. The weighted-average grant date fair value of restricted stock and deferred shares was $1.44 in 2006, $3.13 in 2005 and $4.26 in 2004. The fair value of restricted stock and deferred shares that vested was $.2 million in 2006, $.1 million in 2005 and $4.7 million in 2004. The amount for 2004 includes a charge of $2.6 million related to the early vesting of 1,090,310 shares as a result of a change in control provision in the 1997 Plan (see Refinancing Costs).

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total cost charged to expense for share-based compensation was $1.2 million in 2006, $.8 million in 2005 and $3.8 million in 2004. The amount for 2004 includes the charge for early vesting that is discussed above. No tax benefits were recognized in the Consolidated Statements of Operations in any year because any changes in the related deferred tax assets were fully offset by changes in valuation allowances.

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

Total Sales by Segment

	2006	2005	2004
	(In millions)

Plastics technologies
Machinery technologies-North America	$402.4	$376.5	$334.4
Machinery technologies-Europe	153.4	149.5	167.0
Mold technologies	158.8	173.4	167.1
Eliminations	(12.0)	(2.7)	(3.3)

Total plastics technologies	702.6	696.7	665.2
Industrial fluids	117.5	112.2	109.0

Total sales	$820.1	$808.9	$774.2

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Sales by Segment

	2006	2005	2004
	(In millions)

Plastics technologies
Machinery technologies-North America	$400.6	$376.0	$333.9
Machinery technologies-Europe	143.2	147.3	164.2
Mold technologies	158.8	173.4	167.1

Total plastics technologies	702.6	696.7	665.2
Industrial fluids	117.5	112.2	109.0

Total sales	$820.1	$808.9	$774.2

Operating Information by Segment

	2006	2005	2004
	(In millions)

Operating profit (loss)
Plastics technologies
Machinery technologies-North America	$17.1	$17.3	$16.0
Machinery technologies-Europe	(4.9)	(5.0)	1.9
Mold technologies	3.0	3.9	4.3

Total plastics technologies	15.2	16.2	22.2
Industrial fluids	10.8	8.7	9.2
Restructuring costs(a)	(17.4)	(1.6)	(13.0)
Refinancing costs	(1.8)	—	(21.4)
Corporate expenses	(13.6)	(12.8)	(11.9)
Other unallocated expenses(b)	(.4)	(.5)	(1.7)

Operating earnings (loss)	(7.2)	10.0	(16.6)
Interest expense-net	(30.0)	(30.3)	(37.3)

Loss before income taxes	$(37.2)	$(20.3)	$(53.9)

Segment assets(c)
Plastics technologies
Machinery technologies-North America	$200.4	$193.7	$183.9
Machinery technologies-Europe	100.2	97.5	116.4
Mold technologies	136.4	140.0	152.9
Other	.4	(1.1)	(.9)

Total plastics technologies	437.4	430.1	452.3
Industrial fluids	47.3	44.9	49.2
Cash and cash equivalents	38.5	45.7	69.2
Deferred income taxes	83.0	85.5	89.2
Unallocated corporate and other(d)	44.3	65.4	78.0

Total assets	$650.5	$671.6	$737.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In millions)

Capital expenditures
Plastics technologies
Machinery technologies-North America	$6.6	$5.8	$4.0
Machinery technologies-Europe	2.6	2.9	1.6
Mold technologies	2.4	2.3	1.7

Total plastics technologies	11.6	11.0	7.3
Industrial fluids	1.5	1.0	1.4
Unallocated corporate	.7	.7	.1

Total capital expenditures	$13.8	$12.7	$8.8

Depreciation and amortization
Plastics technologies
Machinery technologies-North America	$6.1	$6.4	$7.3
Machinery technologies-Europe	3.8	4.2	4.2
Mold technologies	5.2	6.0	6.7

Total plastics technologies	15.1	16.6	18.2
Industrial fluids	1.5	1.7	1.8
Unallocated corporate	.2	.1	.3

Total depreciation and amortization	$16.8	$18.4	$20.3

(a)	In 2006, $2.2 million to machinery technologies — North America, $8.3 million relates to machinery technologies — Europe, $5.4 million in mold technologies, $.2 million to industrial fluids and $1.3 million relates to corporate expenses. In 2005, $1.3 million relates to machinery technologies — North America, $.2 million to machinery technologies — Europe, $(.1) million to mold technologies and $.2 million to industrial fluids. In 2004, $8.0 million relates to machinery technologies — North America, $.2 million to machinery technologies — Europe and $4.8 million relates to mold technologies. In 2006 and 2004, $.5 million and $1.4 million, respectively, relates to product line discontinuation and is therefore included in cost of products sold in the Consolidated Statements of Operations for those years.

(b)	In 2004, includes financing costs, including those related to the sale of accounts receivable prior to March 12, 2004.

(c)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(d)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, expected recoveries from excess insurance carriers, cash surrender value of company-owned life insurance that was liquidated in 2006, prepaid expenses and deferred charges.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	2006	2005	2004
	(In millions)

Sales(a)
United States	$504.5	$504.3	$466.6
Non-U.S. operations
Germany	113.0	101.7	104.5
Other Western Europe	126.1	128.4	134.2
Asia	43.2	39.6	36.4
Other	33.3	34.9	32.5

Total sales	$820.1	$808.9	$774.2

Noncurrent assets
United States	$70.6	$93.5	$101.8
Non-U.S. operations
Germany	35.5	34.3	45.4
Other Western Europe	19.0	17.8	18.7
Asia	7.5	7.0	6.6
Other	1.2	1.4	1.7

	133.8	154.0	174.2
Investments and advances not consolidated	3.6	2.3	2.0
Goodwill	87.3	83.7	86.6
Other intangible assets	1.6	2.6	5.1
Deferred income taxes net of valuation allowances	58.6	60.2	63.2

Total noncurrent assets	$284.9	$302.8	$331.1

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

Sales of U.S. operations include export sales of $92.9 million in 2006, $75.7 million in 2005 and $78.0 million in 2004.

Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $374.5 million, $352.7 million and $361.7 million in 2006, 2005 and 2004, respectively.

Subsequent Event

On February 22, 2007, the company’s board of directors approved a proposal for a one-for-ten reverse split of common shares with the objective of complying with minimum share price standards for listing on the New York Stock Exchange. The proposal is subject to shareholder approval at the company’s annual shareholder meeting that is expected to be held on May 2, 2007 and will be described in detail on the company’s definitive proxy statement related thereto. Accordingly, the Consolidated Financial Statements do not give effect to the reverse split.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Financial Information

On May 26, 2004, 11 1/2% Senior Secured Notes due 2011 were issued by Milacron Escrow Corporation, a wholly-owned, direct subsidiary of Milacron Inc. created solely to issue the Senior Secured Notes and to merge with and into Milacron Inc. The merger of Milacron Escrow Corporation with and into Milacron Inc. was completed on June 10, 2004. Also on June 10, 2004, the Senior Secured Notes were jointly, severally, fully and unconditionally guaranteed by the company’s U.S. and Canadian restricted subsidiaries. Milacron Capital Holdings B.V. had been a guarantor, but was released December 21, 2006 in conjunction with the terms of the new asset based lending facility with General Electric Capital Corporation. This release, resulting in Milacron Capital Holdings B.V. being a nonguarantor subsidiary, is reflected in the accompanying condensed Consolidating Financial Statements as of the date of the release. Following are unaudited condensed consolidating financial statements of the company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Secured Notes. The following condensed consolidating financial statements present the balance sheet, statement of operations and cash flows of (i) Milacron Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of Milacron Inc., (iii) the nonguarantor subsidiaries of Milacron Inc., and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying unaudited consolidated condensed financial statements of the company.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Sales	$—	$537.8	$303.9	$(21.6)	$820.1
Cost of products sold	8.5	435.1	246.2	(21.6)	668.2
Cost of products sold related to restructuring	—	—	.5	—	.5

Total cost of products sold	8.5	435.1	246.7	(21.6)	668.7

Manufacturing margins	(8.5)	102.7	57.2	—	151.4
Other costs and expenses
Selling and administrative	26.5	55.1	58.6	—	140.2
Restructuring costs	.2	5.1	11.6	—	16.9
Refinancing costs	1.8	—	—	—	1.8
Other expense — net	(.6)	—	.3	—	(.3)

Total other costs and expenses	27.9	60.2	70.5	—	158.6

Operating earnings (loss)	(36.4)	42.5	(13.3)	—	(7.2)
Other non-operating expense (income) Intercompany management fees	(12.6)	12.6	—	—	—
Intercompany interest	(53.6)	55.1	(1.5)	—	—
Equity in (earnings) losses of subsidiaries	44.5	(.9)	—	(43.6)	—
Other intercompany transactions	(3.2)	15.3	(12.1)	—	—

Total other non-operating expense (income)	(24.9)	82.1	(13.6)	(43.6)	—

Earnings (loss) from continuing operations before interest and income taxes	(11.5)	(39.6)	.3	43.6	(7.2)
Interest expense — net	(30.7)	1.0	(.3)	—	(30.0)

Earnings (loss) from continuing operations before income taxes	(42.2)	(38.6)	—	43.6	(37.2)
Provision (benefit) for income taxes	(2.4)	1.1	3.9	—	2.6

Earnings (loss) from continuing operations	(39.8)	(39.7)	(3.9)	43.6	(39.8)
Discontinued operations net of income taxes
Net gain on divestitures	.1	—	—	—	.1

Net earnings (loss)	$(39.7)	$(39.7)	$(3.9)	$43.6	$(39.7)

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$(.7)	$4.2	$35.0	$—	$38.5
Notes and accounts receivable (excluding intercompany receivables)	.4	63.5	50.6	—	114.5
Inventories	—	105.3	65.4	—	170.7
Other current assets	11.3	11.1	19.5	—	41.9
Intercompany receivables (payables)	(333.3)	221.1	114.5	(2.3)	—

Total current assets	(322.3)	405.2	285.0	(2.3)	365.6
Property, plant and equipment — net	1.1	53.1	60.1	—	114.3
Goodwill	—	53.1	34.2	—	87.3
Investment in subsidiaries	216.7	(5.1)	(15.9)	(195.7)	—
Intercompany advances — net	514.6	(354.6)	(160.0)	—	—
Other noncurrent assets	22.0	42.3	19.0	—	83.3

Total assets	$432.1	$194.0	$222.4	$(198.0)	$650.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$23.2	$—	$2.3	$—	$25.5
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	5.5	37.2	35.1	—	77.8
Advance billings and deposits	—	17.7	6.7	—	24.4
Accrued and other current liabilities	22.6	18.3	41.7	—	82.6

Total current liabilities	52.5	73.2	86.8	—	212.5

Long-term accrued liabilities	173.7	4.1	48.7	—	226.5
Long-term debt	227.2	—	5.6	—	232.8

Total liabilities	453.4	77.3	141.1	—	671.8

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	116.1	—	—	—	116.1
Common shares, $.01 par value	.5	25.4	12.7	(38.1)	.5
Capital in excess of par value	351.1	196.0	56.3	(252.3)	351.1
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(381.9)	(130.6)	36.3	94.3	(381.9)
Accumulated other comprehensive income (loss)	(113.6)	25.9	(24.0)	(1.9)	(113.6)

Total shareholders’ equity (deficit)	(21.3)	116.7	81.3	(198.0)	(21.3)

Total liabilities and shareholders’ equity (deficit)	$432.1	$194.0	$222.4	$(198.0)	$650.5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 31, 2005
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$(.6)	$10.8	$35.5	$—	$45.7
Notes and accounts receivable (excluding intercompany receivables)	.5	65.0	52.2	—	117.7
Inventories	(.2)	100.5	60.8	—	161.1
Other current assets	13.0	12.5	18.8	—	44.3
Intercompany receivables (payables)	(354.8)	241.8	115.3	(2.3)	—

Total current assets	(342.1)	430.6	282.6	(2.3)	368.8
Property, plant and equipment — net	1.3	55.9	57.0	—	114.2
Goodwill	—	53.0	30.7	—	83.7
Investment in subsidiaries	298.1	226.6	(15.8)	(508.9)	—
Intercompany advances — net	470.0	(503.0)	33.0	—	—
Other noncurrent assets	33.8	52.2	18.9	—	104.9

Total assets	$461.1	$315.3	$406.4	$(511.2)	$671.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$2.2	$—	$1.9	$—	$4.1
Long-term debt and capital lease obligations due within one year	1.1	—	1.5	—	2.6
Trade accounts payable	6.1	40.6	29.7	—	76.4
Advance billings and deposits	—	16.1	6.5	—	22.6
Accrued and other current liabilities	22.0	23.9	30.4	—	76.3

Total current liabilities	31.4	80.6	70.0	—	182.0
Long-term accrued liabilities	206.9	4.2	50.3	—	261.4
Long-term debt	227.9	—	5.4	—	233.3

Total liabilities	466.2	84.8	125.7	—	676.7
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	112.9	—	—	—	112.9
Common shares, $.01 par value	.5	25.4	12.8	(38.2)	.5
Capital in excess of par value	348.0	316.4	80.3	(396.7)	348.0
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(332.8)	(103.1)	185.2	(82.1)	(332.8)
Accumulated other comprehensive income (loss)	(140.2)	(8.2)	2.4	5.8	(140.2)

Total shareholders’ equity (deficit)	(5.1)	230.5	280.7	(511.2)	(5.1)

Total liabilities and shareholders’ equity (deficit)	$461.1	$315.3	$406.4	$(511.2)	$671.6

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

	Year Ended December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(39.7)	$(39.7)	$(3.9)	$43.6	$(39.7)
Operating activities providing (using) cash
Net gain on divestiture	(.1)	—	—	—	(.1)
Depreciation and amortization	.2	10.0	6.6	—	16.8
Refinancing costs	1.8	—	—	—	1.8
Restructuring costs	.2	4.6	3.4	—	8.2
Equity in (earnings) losses of subsidiaries	80.4	6.8	—	(87.2)	—
Distributions from equity subsidiaries	—	(24.7)	(18.9)	43.6	—
Deferred income taxes	(1.3)	—	2.1	—	.8
Working capital changes
Notes and accounts receivable	.2	1.4	6.3	—	7.9
Inventories	(.2)	(5.7)	1.4	—	(4.5)
Other current assets	1.9	(.6)	.8	—	2.1
Trade accounts payable	(.6)	(3.3)	2.2	—	(1.7)
Other current liabilities	(9.9)	6.8	1.1	—	(2.0)
Decrease (increase) in other noncurrent assets	15.5	.3	(.1)	—	15.7
Decrease in long-term accrued liabilities	(24.0)	(.1)	(1.8)	—	(25.9)
Other — net	1.8	(.2)	(.2)	—	1.4

Net cash provided (used) by operating activities	26.2	(44.4)	(1.0)	—	(19.2)
Investing activities cash flows
Capital expenditures	—	(9.1)	(4.7)	—	(13.8)
Net disposals of plant, property and equipment	—	2.1	.8	—	2.9

Net cash used by investing activities	—	(7.0)	(3.9)	—	(10.9)
Financing activities cash flows
Repayments of long-term debt	(.5)	—	(1.1)	—	(1.6)
Increase in short-term borrowings	21.0	—	.2	—	21.2
Dividends paid	(.2)	—	—	—	(.2)

Net cash provided (used) by financing activities	20.3	—	(.9)	—	19.4
Intercompany receivables and payables	(21.4)	22.7	(1.3)	—	—
Intercompany advances	(25.2)	21.9	3.3	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	3.3	—	3.5

Decrease in cash and cash equivalents	(.1)	(6.6)	(.5)	—	(7.2)
Cash and cash equivalents at beginning of year	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of year	$(.7)	$4.2	$35.0	$—	$38.5

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

	Year Ended December 31, 2004
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(51.8)	$(6.5)	$(4.2)	$10.7	$(51.8)
Operating activities providing (using) cash
Loss from discontinued operations	—	1.3	—	—	1.3
Net gain on divestiture	(.8)	—	—	—	(.8)
Depreciation and amortization	.2	12.6	7.5	—	20.3
Refinancing costs	15.8	5.6	—	—	21.4
Restructuring costs	.1	7.9	5.0	—	13.0
Equity in (earnings) losses of subsidiaries	26.8	11.6	—	(38.4)	—
Distributions from equity subsidiaries	—	(12.0)	(15.7)	27.7	—
Deferred income taxes	2.7	—	6.0	—	8.7
Working capital changes
Notes and accounts receivable	.6	(40.1)	3.4	—	(36.1)
Inventories	1.1	(2.7)	.5	—	(1.1)
Other current assets	4.7	(3.3)	1.6	—	3.0
Trade accounts payable	3.1	7.2	(1.0)	—	9.3
Other current liabilities	(13.2)	(4.8)	(12.4)	—	(30.4)
Decrease in other noncurrent assets	2.3	—	.7	—	3.0
Increase (decrease) in long-term accrued liabilities	(2.9)	(.8)	1.8	—	(1.9)
Other — net	(.5)	—	.9	—	.4

Net cash provided (used) by operating activities	(11.8)	(24.0)	(5.9)	—	(41.7)
Investing activities cash flows
Capital expenditures	—	(4.6)	(4.2)	—	(8.8)
Net disposals of plant, property and equipment	—	.3	.3	—	.6
Divestitures	8.0	—	—	—	8.0

Net cash provided (used) by investing activities	8.0	(4.3)	(3.9)	—	(.2)
Financing activities cash flows
Issuance of long-term debt	219.8	—	—	—	219.8
Repayments of long-term debt	(115.7)	(144.7)	(1.1)	—	(261.5)
Increase (decrease) in short-term borrowings	69.0	—	(.5)	—	68.5
Issuance of common shares	25.2	—	—	—	25.2
Debt issuance costs	(27.8)	—	—	—	(27.8)
Dividends paid	(3.3)	—	—	—	(3.3)

Net cash provided (used) by financing activities	167.2	(144.7)	(1.6)	—	20.9
Intercompany receivables and payables	(8.1)	6.3	1.8	—	—
Intercompany advances	(159.0)	164.3	(5.3)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	1.4	—	1.6
Cash flows of discontinued operations
Operating activities	—	(4.1)	—	—	(4.1)
Investing activities	—	(.1)	—	—	(.1)

Total cash flows of discontinued operations	—	(4.2)	—	—	(4.2)

Decrease in cash and cash equivalents	(3.7)	(6.4)	(13.5)	—	(23.6)
Cash and cash equivalents at beginning of year	26.7	14.3	51.8	—	92.8

Cash and cash equivalents at end of year	$23.0	$7.9	$38.3	$—	$69.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Milacron Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Comprehensive Income (Loss) and Shareholders’ Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed under the heading “Changes in Methods of Accounting” in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. Also as discussed under the heading “Changes in Methods of Accounting” in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.  123(R), “Share-based Payment” using the modified prospective method as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Milacron Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cincinnati, Ohio
March 8, 2007

Operating Results by Quarter (Unaudited)

	2006
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(In millions, except per-share amounts)

Sales	$202.4	$211.1	$209.1	$197.5
Manufacturing margins	33.6	40.3	39.2	38.3
Percent of sales	16.6%	19.1%	18.7%	19.4%
Loss from continuing operations(a)	(9.6)	(14.3)	(7.2)	(8.7)
Per common share —
Basic	(.25)	(.34)	(.20)	(.23)
Diluted	(.25)	(.34)	(.20)	(.23)
Discontinued operations	—	—	—	.1
Per common share —
Basic	—	—	—	—
Diluted	—	—	—	—
Net loss(a)	(9.6)	(14.3)	(7.2)	(8.6)
Per common share —
Basic	(.25)	(.34)	(.20)	(.23)
Diluted	(.25)	(.34)	(.20)	(.23)

	2005
	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Sales	$192.3	$208.8	$190.7	$217.1
Manufacturing margins	32.2	37.8	33.4	42.4
Percent of sales	16.7%	18.1%	17.5%	19.5%
Earnings (loss) from continuing operations(b)(c)	(9.1)	(4.4)	(7.6)	4.6
Per common share —
Basic	(.22)	(.12)	(.20)	.06
Diluted	(.22)	(.12)	(.20)	.04
Discontinued operations	—	.6	.7	1.2
Per common share —
Basic	—	.01	.02	.03
Diluted	—	.01	.02	.01
Net earnings (loss)(b)(c)	(9.1)	(3.8)	(6.9)	5.8
Per common share —
Basic	(.22)	(.11)	(.18)	.09
Diluted	(.22)	(.11)	(.18)	.05

(a)	Includes restructuring and refinancing charges of $.6 million in the first quarter, $8.8 million in the second quarter, $2.9 million in the third quarter and $6.9 million in the fourth quarter, in all cases, with no tax benefit.

(b)	Includes restructuring charges of $.4 million in the first quarter, $.3 million in the second quarter and $.1 million in the third quarter (in all cases, with no tax benefit) and $.8 million in the fourth quarter ($.7 million after tax).

(c)	In the fourth quarter of 2005, includes an income tax benefit of $7.6 million that resulted from a waiver of intercompany notes receivable by the company’s Dutch subsidiary. Including this amount, the net benefit for income taxes for the fourth quarter was $5.6 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s fourth quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting as of December 31, 2006 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting was made in the fourth quarter of 2006 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors
Milacron Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Milacron Inc. and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Milacron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Milacron Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Milacron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Milacron Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Comprehensive Income (Loss) and Shareholders’ Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cincinnati, Ohio
March 8, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Directors and Director Nominees,” “Report of the Personnel and Compensation Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of the company’s proxy statement for the annual meeting of shareholders to be held May 2, 2007, (ii) included in Part I “Executive Officers of the Registrant”, on pages 9 through 11 of this Form 10-K and (iii) presented below.

Audit Committee Financial Literacy and Financial Experts

The Company’s Audit Committee is comprised of Sallie B. Bailey, David L. Burner and Mark L. Segal, with Mr. Burner serving as Chairperson. All members are independent under applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) rules. Messrs. Burner, and Segal and Mrs. Bailey are “audit committee financial experts” in accordance with SEC rules.

The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement for the annual meeting of shareholders to be held May 2, 2007.

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

The company filed its 2006 annual CEO certification with the NYSE on May 30, 2006. The certification was unqualified and states that the CEO is not aware of any violation by the company of any of the NYSE corporate governance listing standards. Additionally, the company filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2006 the CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

The following sections of the company’s proxy statement for the annual meeting of shareholders to be held May 2, 2007 are incorporated herein by reference: “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” sections of the company’s proxy statement for the annual meeting of shareholders to be held May 2, 2007 are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans [c]
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights [a]	Warrants and Rights[b]	Reflected in Column[a])

Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	2,747,900	$18.27	4,757,017

Total	2,747,900	$18.27	4,757,017

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Certain Relationships and Related Transactions” section of the company’s proxy statement for the annual meeting of shareholders to be held May 2, 2007 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP, the company’s independent auditors, for the years ended December 31, 2006 and 2005.

Principal Accountant Fees and Services

	2006	2005

Audit Fees(a)	$4,185,000	$4,024,000
Audit-related fees	—	—
Tax fees(b)	353,000	450,000
All other fees	—	—

Total	$4,538,000	$4,474,000

(a)	For services related to the annual audit of the company’s consolidated financial statements (including statutory audits of subsidiaries or affiliates of the company), quarterly reviews of Forms 10-Q, issuance of the attestation on the company’s internal controls over financial reporting and issuance of consents.

(b)	For services related to tax compliance, tax return preparation and tax planning.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15(a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2006, 2005 and 2004 is filed herewith pursuant to Item 15(c):

Schedule II — Valuation and Qualifying Accounts and Reserves	122

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 15(a)(3) — List of Exhibits

Exhibit No.		Page

2 .	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3 .	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.2	Certificate of Designation of 6.0% Series B Convertible Preferred Stock of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.3	Amended and restated By-Laws of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
4 .	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Indenture dated as of May 26, 2004, between Milacron Escrow Corporation, to be merged with and into Milacron Inc., and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.2	Supplemental Indenture dated as of June 10, 2004, among Milacron Inc., the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.3	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4.4	Registration Rights Agreement dated as of May 26, 2004, between Milacron Escrow Corporation and Credit Suisse First Boston LLC, as representative of the several purchasers listed therein, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.5	Joinder to the Registration Rights Agreement dated June 10, 2004 by Milacron Inc. and the Guarantors listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.6	Security Agreement dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.7	Security Agreement (Canada) dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.8	Pledge and Security Agreement dated June 10, 2004, made by each of the Pledgors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.9	Intercreditor Agreement dated as of June 10, 2004, by and between JPMorgan Chase Bank and U.S. Bank National Association, acknowledged by Milacron Inc. and the subsidiaries of Milacron Inc. listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Exhibit No.		Page

4.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (1975 N. 17th Avenue, Melrose Park, Illinois 60160), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.11	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (6328 Ferry Avenue, Charlevoix, Michigan 49720), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.12	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29215 Stephenson Highway, Madison Heights, Michigan 48071) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.13	Mortgage made by Oak International, Inc. in favor of U.S. Bank National Association (1160 White Street, Sturgis, Michigan 49091), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.14	Mortgage made by Milacron Industrial Products, Inc. in favor of U.S. Bank National Association (31003 Industrial Road, Livonia, Michigan 48150), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.15	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29111 Stephenson Highway, Madison Heights, Michigan 48071), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (558 Leo Street, Dayton, Ohio 45404) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.17	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (418 West Main Street, Mount Orab, Ohio 45154) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.18	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3000 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.19	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3010 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.20	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (977 Loop Road, Lewistown, Pennsylvania) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Exhibit No.		Page

4.21	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (70 East Hills Street, Youngwood, Pennsylvania 15697) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
9 .	Voting Trust Agreement — not applicable
10 .	Material Contracts:
10.1	Milacron Supplemental Pension Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.2	Milacron Supplemental Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.3	Milacron Supplemental Executive Retirement Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2002
10.4	Milacron Supplemental Retirement Plan Amended and Restated Trust Agreement by and between Milacron Inc. Reliance Trust Company
– Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2004
10.5	Milacron Supplemental Executive Pension Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.6	Milacron Kunststoffmaschinen Europa GmbH Pension Plan for Senior Managers and Executives
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.7	Milacron Compensation Deferral Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.8	Milacron Compensation Deferral Plan, as amended February 26, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.9	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. And Reliance Trust Company
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.10	Milacron Inc. Executive Life Insurance Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.11	Form of Tier I Executive Severance Agreement applicable to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.12	Form of Tier II Executive Severance Agreement applicable to D. E. Lawrence and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.13	Form of Tier II Executive Severance Agreement applicable to K. Bourdon and R. C. McKee
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004

Exhibit No.		Page

10.14	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with R. P. Lienesch and H. C. O’Donnell dated as of February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.15	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.16	Award Letter re. Temporary Enhanced Severance Plan to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.17	Award Letter re. Temporary Enhanced Severance Plan to R. P. Lienesch
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.18	Award Letter re. Temporary Enhanced Severance Plan to H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.19	Award Letter re. Temporary Enhanced Severance Plan to R. C. McKee
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.20	Employment Agreement with Karlheinz Bourdon dated March 30, 2005
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.21	Settlement Agreement between Ferromatik Milacron Maschinenbau GmbH and Karlheinz Bourdon
– Filed herewith
10.22	Executive Medical Expense Reimbursement Plan, Amended as of July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.23	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 23, 2006
– Incorporated by reference to the company’s Form 8-K filed March 1, 2006
10.24	Milacron Inc. 1994 Long-Term Incentive Plan, as amended November 2, 2006
– Filed herewith
10.25	Milacron Inc. 1997 Long-Term Incentive Plan, as amended November 2, 2006
– Filed herewith
10.26	Milacron Inc. 2004 Long-Term Incentive Plan, as amended November 2, 2006
– Filed herewith
10.27	Cash Flow Improvement Award Agreement
– Incorporated by reference to the company’s Form 10-K for the fiscal year
10.28	Form of Performance Based Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.29	Form of Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.30	Form of Restricted Stock Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 23, 2006
10.31	Form of Notice of Award of Deferred Shares for Directors

Exhibit No.		Page

– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.32	Form of Notice of Common Stock Credit
– Incorporated by reference to the company’s Form 8-K filed on February 23, 2006
10.33	Form of Phantom Share Account Agreement Performance
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.34	Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.35	Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 23, 2006
10.36	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year
10.37	Milacron Inc. Director Deferred Compensation Plan, as amended November 2, 2006
– Filed herewith
10.38	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended
– Incorporated by reference to the company’s Form 10-K for the for the fiscal year ended December 31, 1998 (File No. 001-08485)
10.39	Milacron Retirement Plan for Non-Employee Directors, as amended February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.40	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent
– Incorporated by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485)
10.41	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.42	Amendment No. 2 to Rights Agreement dated as of June 9, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.43	Credit Agreement dated as of December 19, 2006 by and among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as guarantors (or Canadian Borrowing Base Guarantors), the lenders party thereto and General Electric Capital Corporation, as administrative agent for the Lenders
– Incorporated by reference to the company’s Form 8-K dated December 19, 2006
10.44	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.45	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.46	Letter Amendment to Note Purchase Agreement dated April 5, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)

Exhibit No.			Page

10.47		Letter Amendment to Note Purchase Agreement dated June 7, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.48		Contingent Warrant Agreement dated March 12, 2004 by and among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
11	.	Statement Regarding Computation of Per-Share Earnings
15	.	Letter Regarding Unaudited Interim Financial Information — not applicable
18	.	Letter Regarding Change in Accounting Principles
19	.	Report Furnished to Security Holders — not applicable
21	.	Subsidiaries of the Registrant
22	.	Published Report Regarding Matters Submitted to Vote of Security Holders – not applicable
23	.	Consent of Experts and Counsel
24	.	Power of Attorney — not applicable
31	.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.	Additional Exhibits — not applicable

Milacron Inc hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

Item 15 (b) — Index to Certain Exhibits and Financial Statement Schedules Filed Herewith

Exhibit 11	Statement Regarding Computation of Per-Share Earnings
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Experts and Counsel
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILACRON INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended 2006, 2005 and 2004

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at	Charged to				Balance
	Beginning	Cost and	Other	Deductions		at End
Description	of Period	Expenses	-Describe (a)	-Describe		of Period
	(In thousands)

Year ended 2006
Allowance for doubtful accounts	$9,038	$1,628	$538	$(3,862	)(b)	$7,342
Restructuring and consolidation reserves	$1,384	$9,934	$181 (a)	$(7,482	)(b)	$3,926
			121 (d)	(212	)(c)
Allowance for inventory obsolescence	$26,381	$4,650	$1,805	$(5,583	)(b)	$27,253
Year ended 2005
Allowance for doubtful accounts	$12,060	$2,804	$(812)	$(5,014	)(b)	$9,038
Restructuring and consolidation reserves	$2,838	$485	$(190)	$(1,670	)(b)	$1,384
				(79	)(c)
Allowance for inventory obsolescence	$29,708	$1,352	$(2,146)	$(2,533	)(b)	$26,381
Year ended 2004
Allowance for doubtful accounts	$15,087	$1,742	$327	$(5,096	)(b)	$12,060
Restructuring and consolidation reserves	$6,505	$2,698	$69	$(6,235	)(b)	$2,838
				(199	)(c)
Allowance for inventory obsolescence	$27,007	$7,393	$1,488	$(6,180	)(b)	$29,708

(a)	Represents foreign currency translation adjustments during the year.

(b)	Represents amounts charged against the reserves during the year.

(c)	Represents reversals of excess reserves.

(d)	Represents reclassifications from other accounts and refunds of amounts previously expensed and paid.

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
Senior Vice President — Finance and Chief Financial
Officer (Chief Financial Officer)

By:	/s/ Danny L. Gamez
Danny L. Gamez;
Controller
(Chief Accounting Officer)

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Sallie B. Bailey; March , 2007(Director)	Milos Brajovic; March , 2007(Director)

/s/ David L. Burner David L. Burner; March 9, 2007(Director)	/s/ H. Christopher DeCotiis H. Christopher DeCotiis; March 9, 2007(Director)

/s/ Steven N. Isaacs Steven N. Isaacs; March 9, 2007(Director)	/s/ Donald R. McIlnay Donald R. McIlnay; March 9, 2007(Director)

/s/ Mark L. Segal Mark L. Segal; March 9, 2007(Director)	/s/ Dr. Joseph A. Steger Dr. Joseph A. Steger; March 9, 2007(Director)

/s/ Duane K. Stullich Duane K. Stullich; March 9, 2007(Director)	/s/ Charles F.C. Turner Charles F.C. Turner; March 9, 2007(Director)

/s/ Larry D. Yost Larry D. Yost; March 9, 2007(Director)