Form 10-Q
period 2007-03-31
MILACRON INC
filed 2007-05-07
CIK 716823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2007: 5,572,645

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except share and per-share amounts)	2007	2006

Sales	$190.3	$202.4
Cost of products sold	154.8	168.8

Manufacturing margins	35.5	33.6
Other costs and expenses
Selling and administrative	35.3	34.2
Restructuring costs	2.4	.6
Other expense — net	(.2)	(.1)

Total other costs and expenses	37.5	34.7

Operating loss	(2.0)	(1.1)
Interest
Income	.2	.2
Expense	(7.9)	(7.8)

Interest — net	(7.7)	(7.6)

Loss from continuing operations before income taxes	(9.7)	(8.7)
Provision for income taxes	1.0	.9

Loss from continuing operations	(10.7)	(9.6)
Discontinued operations net of income taxes	(.1)	—

Net loss	$(10.8)	$(9.6)

Loss applicable to common shareholders	$(13.1)	$(12.0)

Loss per common share — basic and diluted
Continuing operations	$(2.66)	$(2.49)
Discontinued operations	(.02)	—

Net loss	$(2.68)	$(2.49)

Dividends per common share	$—	$—

Weighted-average common shares outstanding assuming dilution (in thousands)	4,897	4,802
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Mar. 31,	Dec. 31,
(In millions, except par value)	2007	2006

Assets
Current assets
Cash and cash equivalents	$34.5	$38.5
Notes and accounts receivable, less allowances of $7.4 in 2007 and $7.3 in 2006	109.3	114.5
Inventories
Raw materials	8.9	7.6
Work-in-process and finished parts	91.7	88.4
Finished products	71.0	74.7

Total inventories	171.6	170.7
Other current assets	43.0	41.9

Total current assets	358.4	365.6
Property, plant and equipment — net	112.5	114.3
Goodwill	87.7	87.3
Other noncurrent assets	82.2	83.3

Total assets	$640.8	$650.5

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$29.9	$25.5
Long-term debt and capital lease obligations due within one year	2.2	2.2
Trade accounts payable	69.6	77.8
Advance billings and deposits	24.8	24.4
Accrued and other current liabilities	82.0	82.6

Total current liabilities	208.5	212.5
Long-term accrued liabilities	228.5	226.5
Long-term debt	232.6	232.8

Total liabilities	669.6	671.8

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred Stock	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2007 and 2006)	116.8	116.1
Common shares, $.01 par value (outstanding: 5.6 in 2007 and 5.2 in 2006)	.1	.1
Capital in excess of par value	352.7	351.5
Contingent warrants	.5	.5
Accumulated deficit	(395.0)	(381.9)
Accumulated other comprehensive loss	(109.9)	(113.6)

Total shareholders’ deficit	(28.8)	(21.3)

Total liabilities and shareholders’ deficit	$640.8	$650.5

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss) and Shareholders’ Equity (Deficit)
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006

4% Cumulative Preferred Stock
Balance at beginning and end of period	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	116.1	112.9
Beneficial conversion feature	.7	.8

Balance at end of period	116.8	113.7
Common shares and capital in excess of par value
Balance at beginning of period	351.6	348.5
Transfer of restricted stock liability balances to equity in connection with adoption of a new accounting standard	—	1.3
Effect of change in method of accounting for restricted stock forfeitures	—	(.1)
Restricted stock expense	.5	.3
Issuance of previously unissued shares	.7	.2

Balance at end of period	352.8	350.2
Contingent warrants
Balance at beginning and end of period	.5	.5
Accumulated deficit
Balance at beginning of period	(381.9)	(332.8)
Net loss for the period	(10.8)	(9.6)
Beneficial conversion feature related to Series B Preferred Stock	(.7)	(.8)
Dividends declared or accrued
4% Cumulative Preferred Stock	(.1)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)

Balance at end of period	(395.0)	(344.8)
Accumulated other comprehensive loss
Balance at beginning of period	(113.6)	(140.2)
Foreign currency translation adjustments	1.7	3.2
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.4)	—
Amortization of net unrecognized losses	2.6	—
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	(.2)	—

Balance at end of period	(109.9)	(137.0)

Total shareholders’ deficit	$(28.8)	$(11.4)

Net loss for the period	$(10.8)	$(9.6)
Change in accumulated other comprehensive loss	3.7	3.2

Total comprehensive loss	$(7.1)	$(6.4)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(10.8)	$(9.6)
Loss on divestiture of discontinued operations	.1	—
Operating activities providing (using) cash
Depreciation and amortization	4.0	4.1
Restructuring costs	.3	.5
Deferred income taxes	—	(.1)
Working capital changes
Notes and accounts receivable	4.9	(1.2)
Inventories	(.3)	(6.7)
Other current assets	(.7)	(.1)
Trade accounts payable	(8.1)	8.5
Other current liabilities	(1.1)	5.9
Decrease (increase) in other noncurrent assets	1.3	(.2)
Increase in long-term accrued liabilities	3.0	2.6
Other — net	.7	.6

Net cash provided (used) by operating activities	(6.7)	4.3
Investing activities cash flows
Capital expenditures	(1.6)	(3.7)
Net disposals of property, plant and equipment	.1	—

Net cash used by investing activities	(1.5)	(3.7)
Financing activities cash flows
Repayments of long-term debt	(.2)	(.6)
Increase (decrease) in short-term borrowings	4.3	(1.8)
Dividends paid	(.1)	—

Net cash provided (used) by financing activities	4.0	(2.4)
Effect of exchange rate fluctuations on cash and cash equivalents	.2	.7

Decrease in cash and cash equivalents	(4.0)	(1.1)
Cash and cash equivalents at beginning of period	38.5	45.7

Cash and cash equivalents at end of period	$34.5	$44.6

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
     The Consolidated Condensed Balance Sheet at December 31, 2006 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Except as discussed in the note captioned “Changes in Methods of Accounting,” the accounting policies followed by the company are set forth in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     On May 2, 2007, the company’s shareholders approved a one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in authorized shares of common stock and adjustments to certain provisions of the company’s certificate of incorporation relating to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split. The Consolidated Condensed Financial Statements and notes thereto reflect the effects of the reverse stock split.
Changes in Methods of Accounting
     Effective January 1, 2007, the company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance regarding the derecognition of tax benefits, their classification in the statement of financial position and accounting for possible interest and penalties. Additionally, a new disclosure framework for uncertain tax positions is required beginning with the annual accounting period 2007.
     The adoption of FIN No. 48 resulted in a de minimis cumulative effect adjustment to opening retained earnings (accumulated deficit) and accrued income taxes. The cumulative adjustment also resulted in a decrease in deferred tax assets and valuation allowances in the amount of $.7 million. The gross amount of uncertain tax benefits at adoption amounted to $2.8 million which increased by $.1 million for the quarter resulting in an ending balance of $2.9 million at March 31, 2007. The ending balance of $2.9 million includes approximately $1.7 million of uncertain and unrecognized tax benefits, which are expected to be resolved during 2007. Consistent with past practices, interest and penalties are classified as income tax expense as accrued, however the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.
     Resolution of controversies related to uncertain tax benefits is contingent upon reaching a satisfactory settlement agreement with the relevant taxing authority. The resolution of the issues underlying the uncertain tax benefits will cause a decrease or increase to the company’s effective tax rate. The company’s tax returns are open under the respective statute of limitations for periods generally beginning with the 2003 tax year, in most of the jurisdictions in which the company has major operations.
     Effective December 31, 2006, the company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). As required, the adoption was on a prospective transition method and prior periods have not been restated. This standard amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132(R). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The adoption of SFAS No. 158 increased shareholders’ deficit by $23.3 million and increased liabilities by $20.9 million at December 31, 2006, in both cases in relation to the amounts that would otherwise have been reported under previous requirements. See the note captioned “Retirement Benefit Plans” for additional information regarding the company’s postretirement benefit plans.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     Prior to the adoption of SFAS No. 123R, no compensation expense related to stock options was recognized in earnings because all of the options granted under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan had exercise prices equal to the fair market value of the underlying common shares at the respective grant dates. Under the provisions of SFAS No. 123R, expense related to stock options must be recognized in an entity’s primary financial statements over the vesting period or periods based on their fair value (as defined in the standard) as of the grant date. The conversion of $30.0 million of then-outstanding notes into 1.5 million common shares on April 15, 2004 resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the vesting of all outstanding stock options. Since that date, only 1,400 additional stock options have been granted of which 1,050 were not fully vested as of January 1, 2006. The company began to include the expense related to these stock options in the Consolidated Condensed Statements of Operations in 2006 and has continued to do so in 2007. However, the effect of doing so is de minimis in both years based on a grant date fair value of $27.20 per option after adjustment for the reverse stock split.
     Under the provisions of SFAS No. 123R, the company continues to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards are discussed in the note captioned “Stock-Based Compensation.” Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant date and revised as necessary over the vesting period. Accordingly, the company made estimates of future forfeitures for those awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount is included as income in other expense-net in the Consolidated Condensed Statement of Operations for the first quarter of 2006 (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.
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
Recently Issued Pronouncements
     SFAS No. 158, the recognition provisions of which were adopted effective December 31, 2006, includes a second provision that is effective December 31, 2008. The measurement date provision of the standard requires that an employer measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position and prohibits retrospective application. The effects of adopting this provision are not expected to have a material effect on the company’s financial position or results of operations.
Discontinued Operations
     In the first quarter 2007, results of discontinued operations represent expense of $.1 million from adjustments of reserves related to a prior divestiture. The adjustments resulted from the resolution of certain legal contingencies.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Restructuring Costs
     The paragraphs that follow discuss certain of the restructuring actions that have been undertaken in recent years. These actions, as well as certain other initiatives, are discussed more fully in the notes to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In November 2002, the company announced additional restructuring initiatives intended to improve operating efficiency and customer service. One action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations have resulted in restructuring costs of $14.2 million, including $.1 million in the first quarter of 2006 for carrying costs of the Manchester facility pending its sale. The facility was subsequently sold in the third quarter of 2006 for proceeds that approximated its adjusted carrying value. Net of $1.8 million of proceeds from the sale of the Manchester facility, the net cash cost of the relocations was $4.6 million.
     In the fourth quarter of 2005, the company announced that it planned to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe segment — was initiated in the fourth quarter of 2005 and is being continued through 2007. Expense related to these actions totaled $.3 million in 2005 and an additional $1.7 million was charged to expense in 2006, including $.3 million in the first quarter. Expense in the first quarter of 2007 was $.5 million. The cost reduction measures announced in 2005 and implemented in 2006 also include the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of sales, marketing and administrative functions. Expense related to these actions totaled $1.8 million in 2006, including $.2 million in the first quarter. An additional $.4 million was expensed in the first quarter of 2007. Expense for the remainder of the year is expected to be approximately $.6 million. In total, the cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $4.7 million, including $1.9 million that was spent in 2006. An additional $3.0 million is expected to be spent in 2007 of which $2.0 million was spent in the first quarter.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The cost of the restructuring is expected to be approximately $7.4 million, all of which relates to severance and other termination benefits. Of this amount, $6.5 million was charged to expense in 2006 and an additional $1.0 million was recorded in the first quarter of 2007. The cash cost — all of which relates to termination benefits — will also be approximately $7.5 million. A total of $5.2 million was spent in 2006 and $1.9 million was spent in the first quarter of 2007. Cash costs for the remainder of 2007 are expected to be approximately $.3 million.
     In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at an expected cost of $1.9 million. In 2006, a total of $1.8 million was charged to expense. An additional $.1 million will be expensed in 2007. The cash cost of the plant reorganization is expected to be approximately $1.4 million, including $1.3 million that was spent in 2006. An additional $.1 million is expected to be spent in 2007.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company announced its intention to eliminate most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and outsource a majority of the mold components the facility produces. The cost of this action was approximately $1.6 million. Of this amount, $1.5 million was charged to expense in 2006 and an additional $.1 million was expensed in the first quarter of 2007. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.3 million. In another action, the company initiated the downsizing of the administrative workforce at the segment’s North American headquarters in Madison Heights, Michigan. The cost of this action was recorded in 2006. In order to further reduce headcount, the company offered special early retirement benefits to certain employees. This resulted in expense of $.2 million in the first quarter of 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In the fourth quarter of 2006, the company initiated a program to reduce headcount at its principal North American plastics machinery facility — principally in the injection molding machinery business — by offering supplemental early retirement benefits to eligible employees. A total of 34 employees accepted the offer which resulted in a non-cash charge of $1.5 million. The offer of supplemental benefits was extended to additional groups of employees in the second quarter of 2007. The supplemental retirement benefits will be paid by the funded defined benefit pension plan for certain U.S. employees and retirees.
     Late in the first quarter of 2007, the operating assets of two sales branches of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds in the first quarter were $.3 million. Additional proceeds of $.2 million are expected to be received later in the year while the 2007 cash costs related to the sales will be approximately $.2 million.
     Additional restructuring actions are expected to be implemented later in 2007. In total, the actions initiated in 2005 through 2007 are expected to result in restructuring charges of approximately $21 million and cash costs of approximately $15 million spread over 2006 and 2007. Expense for the remainder of 2007 is expected to be approximately $1.4 million while cash costs are expected to be $2.1 million.
     The table that follows summarizes the costs of the various restructuring actions that are described above.
Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2007	2006

Relocation of blow molding machinery and mold manufacturing	$—	$.1
Consolidation of European injection molding sales offices	.5	.3
Consolidation of European mold component operations	.4	.2
Reorganization of Germany injection molding machine facility	1.0	—
Reorganization of North America mold components operations	.3	—
Sale of MRO sales offices	.2	—

Total restructuring costs	$2.4	$.6

     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the first quarters of 2007 and 2006.
Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2007	2006

Accruals for termination benefits and facility exit costs	$1.6	$—
Costs charged to expense as incurred
Severance and facility exit costs	.7	.1
Inventory and machinery relocation	.1	—
Other	—	.5

Total restructuring costs	$2.4	$.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
The status of the reserves for the initiatives discussed above and certain other actions is summarized in the following tables.
Restructuring Reserves

	Three Months Ended
	March 31, 2007
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

EOC and Reform integration (a)
Termination benefits	$.6	$—	$—	$.6
Facility exit costs	—	—	—	—

	.6	—	—	.6

Restructuring costs
Termination benefits	2.5	1.4	(2.8)	1.1
Facility exit costs	.8	.2	(.7)	.3

	3.3	1.6	(3.5)	1.4

Total reserves	$3.9	$1.6	$(3.5)	$2.0

	Three Months Ended
	March 31, 2006
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

EOC and Reform integration (a)
Termination benefits	$.7	$—	$—	$.7
Facility exit costs	.1	—	(.1)	—

	.8	—	(.1)	.7

Restructuring costs
Termination benefits	.4	—	(.1)	.3
Facility exit costs	.2	—	—	.2

	.6	—	(.1)	.5

Total reserves	$1.4	$—	$(.2)	$1.2

(a)	Relates to reserves for supplemental retirement benefits that were established in 2001 in connection with the integration of two newly acquired subsidiaries.
     Approximately $.9 million of the $2.0 million of reserves related to restructuring actions is expected to be utilized in the second quarter of 2007. An additional $.4 million is expected to be used in the second half of the year. A large majority of the remaining $.7 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the first quarters of 2007 and 2006.
     Pension Expense

	Three Months Ended
	March 31,
(In millions)	2007	2006

Service cost (benefits earned during the period)	$1.2	$1.3
Interest cost on projected benefit obligation	8.5	8.3
Expected return on plan assets	(8.7)	(8.1)
Amortization of unrecognized prior service cost	.1	.2
Amortization of net unrecognized losses	2.7	2.7

Total pension expense	$3.8	$4.4

Postretirement Health Care Income

	Three Months Ended
	March 31,
(In millions)	2007	2006

Interest cost on accumulated postretirement benefit obligation	$.1	$.1
Amortization of unrecognized gains	(.1)	(.1)
Amortization of effect of plan amendment	(.5)	(.4)

Total postretirement health care income	$(.5)	$(.4)

     The company is not required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees in 2007. During the first quarter 2006, the company contributed $.5 million to the plan and for the full year 2006, contributed $32.1 million to the plan, including a voluntary contribution of $30 million. Credit for this prefunding contribution had the effect of eliminating any contributions required in 2007. The company currently expects that the minimum required contribution in 2008 will be approximately $30 million to $40 million based upon the provisions of the Pension Protection Act of 2006 which will be effective on January 1, 2008. However, funding requirements for years beyond 2008 cannot be precisely estimated at this time.
     Effective January 1, 2006, the company’s principal postretirement health care plan was amended to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. The change resulted in cash savings to the company in excess of $1.0 million in 2006. The reduction in the plan’s accumulated postretirement benefit obligation was $14.5 million and amortization of this amount, as well as other factors, resulted in postretirement health care income of $.5 million in the first quarter 2007 and $.4 million in the first quarter 2006.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     The conversion of $30.0 million of then-outstanding notes into common stock on April 15, 2004 and the exchange of such common stock and $70.0 million of other outstanding notes for Series B Preferred Stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of this ownership change, the timing of the company’s utilization of its U.S. tax loss carryforwards and other tax attributes will be limited to an amount of approximately $23 million per year. The allowable limitation is cumulative for years in which it is not fully utilized. At December 31, 2006, the cumulative limitation amounts to approximately $58 million of available pre-change net operating losses with no limitations on deductibility. The $58 million is comprised of $23 million from 2006 and $35 million from prior years. The above limitations do not apply to any post-change in control net operating losses incurred.
     As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. The company continues to rely on the availability of qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables that are judgmental and subjective. At December 31, 2006, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. Due to market value increases related to the assets included in the company’s tax planning strategies model, the $63 million of tax planning strategies at the end of 2006 represents a net $4 million increase over the tax planning strategies at December 31, 2005.
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding increase in accumulated deficit in the period of the adjustment. The company’s review of its qualified tax planning strategies resulted in no change for the quarter ended March 31, 2007.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $2.8 million in the first quarter of 2007. The $2.8 million is comprised of an increase of $3.5 million as a result of losses without current tax benefits and a $.7 million decrease related to the adoption of FIN No. 48. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the first quarter of 2007. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $1.0 million in 2007. For the first quarter of 2006, the provision for income taxes was $.9 million.
     The American Jobs Creation Act of 2004 provides a deduction to arrive at taxable income for income from qualified domestic production activities, which is being phased in from 2005 through 2010. In return, the Act provides for a two-year

Notes to Consolidated Condensed Financial Statements
(Unaudited)
phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2007 based on current earnings levels and the availability of substantial net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.
Receivables
     One of the company’s non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($13.4 million) of accounts receivable. At March 31, 2007 and December 31, 2006, the gross amounts of accounts receivable that had been sold under the current arrangement were $8.3 million and $9.0 million, respectively.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At March 31, 2007 and December 31, 2006, the company’s maximum exposure under these arrangements totaled $5.3 million and $5.9 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $87.7 million at March 31, 2007 and $87.3 million at December 31, 2006. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

Deferred income taxes	$24.4	$24.4
Recoverable from excess liability carriers	3.2	3.2
Prepaid expenses and other	15.4	14.3

	$43.0	$41.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Noncurrent Assets

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

Deferred income taxes net of valuation allowances	$58.8	$58.6
Recoverable from excess liability carriers	2.9	4.2
Intangible assets other than goodwill	1.3	1.6
Other	19.2	18.9

	$82.2	$83.3

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

Accrued salaries, wages and other compensation	$20.6	$21.1
Taxes payable other than income tax	7.8	7.4
Reserves related to prior years’ divestitures of discontinued operations	2.0	2.2
Accrued and deferred income taxes	6.0	5.3
Accrued insurance and self-insurance reserves	10.7	15.0
Accrued interest	10.2	3.7
Other accrued expenses	24.7	27.9

	$82.0	$82.6

     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended
	March 31,
(In millions)	2007	2006

Balance at beginning of period	$5.6	$5.6
Accruals	.9	.9
Payments	(.8)	(.6)
Warranty expirations	(.2)	(.1)

Balance at end of period	$5.5	$5.8

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

Accrued pensions and other compensation	$173.3	$172.4
Accrued postretirement health care benefits	6.7	6.8
Self-insurance reserves (a)	20.0	19.7
Accrued and deferred income taxes	9.1	9.4
Reserves related to prior years’ divestitures of discontinued operations	4.1	4.1
Other	15.3	14.1

	$228.5	$226.5

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $6.1 million in 2007 and $7.4 million in 2006. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because, unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement by the excess carriers.
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

Asset based credit facility due 2011	$28.1	$23.2
Borrowings under other lines of credit	1.8	2.3

	$29.9	$25.5

     On December 19, 2006, the company entered into a new five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent, collateral agent and a lender. The new asset based facility replaced a $75 million asset based facility for which JPMorgan Chase Bank served as administrative and collateral agent. The termination of the previous facility was concurrent with, and contingent upon, the effectiveness of the new facility. The new facility provides increased liquidity and better terms than the previous facility with up to $105 million of borrowing availability and no performance covenants as long as the company complies with certain minimum availability thresholds that are described below. Substantially concurrent with the termination of the previous facility, the company also terminated an interest rate swap that was entered into on July 30, 2004.
     Borrowings under the asset base facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest in the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis (see Long-Term Debt). The availability of loans under the asset based facility is limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory as well as permitted overadvances and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and other reserve requirements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Pursuant to the terms of the asset based facility, the cash the company receives from collection of domestic receivables is subject to an automatic “sweep” to repay any outstanding borrowings under the facility on a daily basis. As a result, the company relies on borrowings under the asset based facility as the primary source of cash for use in its U.S. operations. The availability of borrowings under the asset based facility is subject to the borrowing base limitations, including the excess availability reserves, which may be adjusted from time to time by the administrative agent at its discretion, and the satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of the company’s representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     The asset based facility contains customary financial covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves, including the excess availability reserve, established by the administrative agent. The asset based facility requires the company to maintain $10 million of excess availability and contains a limit on annual capital expenditures starting with fiscal year 2007 and a springing financial covenant requiring the company to maintain a minimum fixed charge coverage ratio, to be tested monthly, in the event that excess availability is less than $5 million.
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
     At March 31, 2007, $34 million of the asset based facility was utilized, including borrowings of $28 million and letters of credit of $6 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at March 31, 2007 was approximately $38 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at March 31, 2007 was 7.3%.
     At March 31, 2007, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $32 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $18 million was available to the company under these lines under certain circumstances.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

11 1/2% Senior Secured Notes due 2011	$221.4	$221.2
Capital lease obligations	12.0	12.3
Other	1.4	1.5

	234.8	235.0
Less current maturities	(2.2)	(2.2)

	$232.6	$232.8

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
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $218 million as of March 31, 2007. The carrying amount of the company’s other long-term debt approximates fair value.
     On December 14, 2006, the company terminated its $50 million (notional amount) interest rate swap in connection with entering into the new asset based lending facility. The interest rate swap had effectively converted a portion of fixed-rate debt into a floating-rate obligation and was intended to achieve a better balance between fixed-rate and floating-rate debt. The floating-rate was based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense for the first quarter 2006 by $.2 million.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Shareholders’ Equity
     On February 22, 2007, the company’s board of directors approved a proposal for a one-for-ten reverse stock split of common shares and the shares of the company’s 4% Cumulative Preferred Stock with the objectives of complying with minimum share price standards for the listing of common stock on the New York Stock Exchange (NYSE) and to avoid the delisting of the company’s common stock from the NYSE and maintaining the same relative voting power among the company’s classes of voting stock after giving effect to the reverse stock split. On May 2, 2007, the company’s shareholders approved the one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in authorized shares of common stock and adjustments to certain provisions in the company’s restated certificate of incorporation relating to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split. The Consolidated Condensed Financial Statements and notes thereto reflect the effects of the reverse stock split.
     The reverse stock split is applicable to all 4% Cumulative Preferred Stock and all common shares, including the common shares into which the Series B Preferred Stock is convertible and the common shares subject to the outstanding contingent warrants. The reverse stock split also effectively maintains the relative voting power among the classes of voting stock. The shareholders also reduced the number of shares of common stock that the company is authorized to issue from 165 million shares to 30 million shares. After giving effect to the reverse stock split, the company had approximately 5,575,000 common shares outstanding as of March 31, 2007.
     Shareholders who otherwise would be entitled to receive fractional shares of common stock following the reverse stock split are only entitled to a cash payment in lieu of such fractional shares and have no rights as shareholders with respect to such fractional shares. Fractional shares of 4% Cumulative Preferred Stock will be issued in connection with the reverse stock split.
     The par value of each share of the company’s common stock remains at $.01 per share, and the par value of each share of the company’s 4% Cumulative Preferred Stock remains at $100.00 per share after the reverse stock split. As a result, the stated capital of the common shares in the March 31, 2007 Consolidated Condensed Balance Sheet was reduced proportionately based on the reverse stock split ratio of one for ten, or $.5 million, and the capital in excess of par value (additional paid-in capital) was increased by the same amount.
     At March 31, 2007 and December 31, 2006, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying either cash or pay-in-kind dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Long-Term Debt). In the first quarters of 2007 and 2006, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At March 31, 2007 and December 31, 2006, accrued and unpaid dividends totaled $7.5 million and $6.0 million, respectively. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock.
     When initially issued and before giving effect of the reverse stock split, the 500,000 shares of Series B Preferred Stock were convertible into 50.0 million common shares of the company at a historical conversion price of $2.00 per common share. However, the historical price was reset to $1.75 per share effective June 30, 2005, because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined in the Series B Preferred Stock Certificate of Designation, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock were convertible into approximately 57.1 million common shares. After giving effect of the reverse stock split, as of March 31, 2007 and December 31, 2006 the Series B Preferred Stock was convertible into 5.7 million common shares. As discussed further below, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on June 10, 2011. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the

Notes to Consolidated Condensed Financial Statements
(Unaudited)
company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of March 31, 2007, the outstanding Series B Preferred Stock represented approximately 50.0% of the voting power of the company’s outstanding equity securities, and 50.6% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of March 31, 2007, such rights entitled the holders of the Series B Preferred Stock to elect 7 of the 12 members of the board of directors. At the annual shareholders’ meeting on May 2, 2007, the holders of the Series B Preferred Stock exercised this right, and currently 7 of the 12 members of the board of directors have been elected by holders of the Series B Preferred Stock.
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
     The company is currently precluded from declaring pay-in-kind dividends on the Series B Preferred Stock. After giving effect of the one-for-ten reverse stock split, the Series B Preferred Stock is currently convertible into 5.7 million common shares. However, this amount has the potential to increase significantly if the company should become able to declare pay-in-kind dividends in the future and if it should elect to do so.
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their historical fair value (before giving effect of the reverse stock split) of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on a historical effective conversion price of approximately $2.08 per common share before giving effect of the reverse stock split for 50.0 million shares. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the historical effective conversion price to approximately $1.82 per common share for 57.1 million shares. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. After giving effect of the reverse stock split, as of March 31, 2007 and December 31, 2006 the Series B Preferred Stock was convertible into 5.7 million common shares. However, the reverse stock split did not affect the amount of the beneficial conversion feature. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the first quarters of 2007 and 2006, $.7 million and $.8 million, respectively, of the increase was recorded. The changes in the recorded value of the beneficial conversion feature in 2007 and 2006 were added to the net loss amounts for those years in calculating the applicable loss per common share amounts.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The company has issued to the holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 shares of its common stock for $.10 per share, in both cases after giving effect to the reverse split. The contingent warrants became exercisable in 2006 because a 2005 consolidated cash flow covenant specified in the Contingent Warrant Agreement was not achieved. The contingent warrants will be exercisable until March 25, 2011. The contingent warrants are valued at $.5 million based on an independent appraisal of their value. If the contingent warrants are exercised, their carrying value will be included in the value of the newly issued common stock.
     In addition to the Series B Preferred Stock, at March 31, 2007 and December 31, 2006, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share, which was not affected by the reverse stock split. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
     The 4% Preferred stock may be redeemed, under certain conditions, at the company’s election, by resolution of the board of directors, for a redemption price of $1,050 per share plus all accrued and unpaid dividends to the date of redemption. At meetings of shareholders of the company, each shareholder of 4% Preferred Stock is entitled to 24 votes for each share of 4% Preferred Stock held except that in the event that a default in dividends on the 4% Preferred Stock is deemed to have occurred, the holders of the 4% Preferred Stock, voting separately as a class, have the right at each shareholders’ meeting thereafter (at which 35% of the 4% Preferred Stock is represented) to elect one-third of the members of the board of directors to be elected at that meeting. A default in preferred dividends would be deemed to have occurred if at any time dividends accrued or in arrears on the 4% Preferred Stock amounts to $40 per share or more.
     After giving effect to the reverse stock split, a total of 346,231 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs during the first quarter of 2007. A total of 3,650 restricted shares were cancelled during the quarter, of which 900 were added to the treasury share balance. After giving effect to the reissuance of 70 treasury shares during the quarter, the treasury share balance at March 31, 2007 was 3,706 shares.
     In the first quarter of 2006, a total of 118,552 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 2,263 restricted shares were cancelled during the quarter, of which 763 were added to the treasury share balance. After giving effect to the reissuance of 70 treasury shares during the quarter, the treasury share balance at March 31, 2006 was 1,776 shares.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:
Comprehensive Loss

	Three Months Ended
	March 31,
(In millions)	2007	2006

Net loss	$(10.8)	$(9.6)
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.4)	—
Amortization of net unrecognized losses	2.6	—
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	(.2)	—
Foreign currency translation adjustments	1.7	3.2

Total comprehensive loss	$(7.1)	$(6.4)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Mar. 31,	Dec. 31,
(In millions)	2007	2006

Foreign currency translation adjustments	$(7.6)	$(9.3)
Defined postretirement benefit plans
Net unamortized prior service costs	9.6	10.0
Unamortized net losses (a)	(111.9)	(114.3)

Accumulated other comprehensive loss	$(109.9)	$(113.6)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million.
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
     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, including metalworking fluids and tools, supplied and/or managed by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Short-

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Term Borrowings for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.
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
     Under the 2004 Plan and the 1997 Plan, non-qualified and incentive stock options are granted at market value as of the respective dates, vest in increments over a four or five year period, and expire not more than ten years from the date of the award.
     The table that follows summarizes stock options outstanding and stock option activity for the first quarter of 2007 after giving effect to the one-for-ten reverse stock split that was approved by the company’s shareholders on May 2, 2007 (see Shareholders’ Equity).
Stock Options

	Three Months Ended
	March 31, 2007
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term (a)

Outstanding at December 31, 2006	274,790	$182.70	1.7
Cancellations	(106,008)	167.12	—
Forfeitures	(2,927)	195.88	2.6

Outstanding at March 31, 2007	165,855	192.42	2.5

Exercisable at March 31, 2007	165,155	193.05	2.5

(a)	In years.
     As of March 31, 2007, the exercise prices of all outstanding stock options were in excess of the fair value of the company’s common shares at that date and the stock options therefore had no intrinsic value.
     In the second quarter of 2004, 1,400 stock options having a weighted-average fair value of $27.20 were granted. Both the share and fair value amounts have been restated to give effect to the reverse stock split. No stock options have subsequently been granted. The fair value of the 2004 grants was originally determined using the Black-Scholes option pricing model. Beginning in the first quarter of 2006, the expense related to these stock options (which is de minimis) is being recorded in the company’s primary financial statements rather than being disclosed on a pro forma basis. All other outstanding stock options are fully vested and therefore no expense is being recorded.
     Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. The 2004 Plan and the 1997 Plan also permit the granting

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     In addition to grants of deferred shares to non-employee directors, the 2004 Plan permits the granting of awards denominated in shares of common stock to employees. As is the case for deferred shares granted to non-employee directors, share certificates are not issued at the grant date. Such awards may be settled through the issuance of share certificates at the vesting date or in cash based on the fair value of the underlying common shares at the vesting date. Similar to grants of restricted stock, deferred share grants to employees may include “management objectives,” the attainment of which governs the extent to which the related awards vest. The first employee grants under the provisions of the 2004 Plan were made in 2005. However similar awards were also made in 2004.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Summaries of restricted stock and deferred share activity for the first quarter of 2007 after giving effect to the one-for-ten reverse stock split are presented in the tables that follow.
Restricted Stock and Deferred Shares

	Three Months Ended
	March 31, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at beginning of period	226,255	$20.35
Granted	160,922	8.55
Vested	(3,437)	8.00
Forfeited	(11,650)	19.75

Balance at end of period	372,090	15.38

Restricted Stock and Deferred Shares
Subject to Financial Targets

	Three Months Ended
	March 31, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at beginning of period	214,250	$36.01
Granted	209,500	8.60
Forfeited	(14,700)	37.69

Balance at end of period	409,050	21.91

(a)	Prior to the fourth quarter of 2006, grant-date fair values were the average high and low trade prices of the company’s common shares on the New York Stock Exchange on the respective grant dates. Beginning in the fourth quarter of 2006, grant-date fair values represent closing prices.
     At March 31, 2007, there was a total of $4.3 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 2.3 years, including approximately $1.6 million in the last three quarters of 2007.
     The total cost charged to expense for share-based compensation was $.5 million in the first quarters of both 2006 and 2007. These amounts relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations for these periods because any change in the related deferred tax assets was fully offset by changes in valuation allowances (see Income Taxes). After giving effect to the reverse stock split, the weighted-average grant date fair value for all restricted stock and deferred shares in the first quarters of 2007 and 2006 was $8.58 and $16.10, respectively, per share. The fair value of the shares that vested in the

Notes to Consolidated Condensed Financial Statements
(Unaudited)
first quarter of 2007 was less than $.1 million while the fair value of the shares that vested in the first quarter of 2006 was approximately $.1 million.
Organization
     The company has four business segments: machinery technologies – North America, machinery technologies – Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results by segment for the first quarters of 2007 and 2006 are presented in the following tables.
Total Sales by Segment

	Three Months Ended
	March 31,
(In millions)	2007	2006

Plastics technologies
Machinery technologies – North America	$91.1	$94.1
Machinery technologies – Europe	34.4	36.3
Mold technologies	37.9	44.4
Eliminations (a)	(2.8)	(2.1)

Total plastics technologies	160.6	172.7
Industrial fluids	29.7	29.7

Total sales	$190.3	$202.4

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended
	March 31,
(In millions)	2007	2006

Plastics technologies
Machinery technologies – North America	$90.3	$93.9
Machinery technologies – Europe	32.4	34.4
Mold technologies	37.9	44.4

Total plastics technologies	160.6	172.7
Industrial fluids	29.7	29.7

Total sales	$190.3	$202.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended
	March 31,
(In millions)	2007	2006

Operating profit (loss)
Plastics technologies
Machinery technologies – North America	$1.8	$1.4
Machinery technologies – Europe	(1.2)	(2.4)
Mold technologies	.3	1.9

Total plastics technologies	.9	.9
Industrial fluids	3.3	1.9
Restructuring costs (a)	(2.4)	(.6)
Corporate expenses	(3.7)	(3.3)
Other unallocated expenses (b)	(.1)	—

Operating loss	(2.0)	(1.1)
Interest expense-net	(7.7)	(7.6)

Loss before income taxes	$(9.7)	$(8.7)

(a)	In the first quarter of 2007, $1.5 million relates to machinery technologies – Europe and $.9 million relates to mold technologies. In the first quarter of 2006, $.1 million relates to machinery technologies – North America, $.2 million relates to machinery technologies — Europe and $.3 million relates to mold technologies.

(b)	Represents financing costs.
     Consistent with the company’s internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.
Earnings Per Common Share
     Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods adjusted to give effect to the one-for-ten reverse stock split that was approved by shareholders on May 2, 2007 (see Shareholders’ Equity). The common shares into which the Series B Preferred Stock and contingent warrants are convertible and potentially dilutive restricted shares are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.
Loss Applicable to Common Shareholders

	Three Months Ended
	March 31,
(In millions)	2007	2006

Net loss	$(10.8)	$(9.6)
Dividends on preferred shares	(1.6)	(1.6)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.7)	(.8)

Loss applicable to common shareholders	$(13.1)	$(12.0)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).
Subsequent Event
     On May 2, 2007, the company’s shareholders approved the board of directors’ proposal for a one-for-ten reverse stock split of common shares and shares of the 4% Cumulative Preferred Stock with the objective of complying with minimum share price standards for listing of common shares on the New York Stock Exchange and maintaining the relative voting power of the classes of voting stock after giving effect to the reverse stock split. The proposal was described in detail on the company’s definitive proxy statement related to the annual meeting of shareholders and is described in the “Shareholders’ Equity” note to these Consolidated Condensed Financial Statements. The Consolidated Condensed Financial Statements and notes thereto reflect the effects of the reverse stock split.
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
     Milacron Capital Holdings B.V. had been a guarantor, but was released December 21, 2006 in conjunction with the terms of the new asset based lending facility with General Electric Capital Corporation. This release, resulting in Milacron Capital Holdings B.V. being a nonguarantor subsidiary, is reflected in the accompany Condensed Consolidating Financial Statements as of the date of the release.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
Consolidating Statement of Operations

	Three Months Ended March 31, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$120.6	$75.3	$(5.6)	$190.3
Cost of products sold	.6	101.7	58.1	(5.6)	154.8

Manufacturing margins	(.6)	18.9	17.2	—	35.5

Other costs and expenses
Selling and administrative	6.2	13.5	15.6	—	35.3
Restructuring costs	.3	.3	1.8	—	2.4
Other expense – net	—	(.4)	.2	—	(.2)

Total other costs and expenses	6.5	13.4	17.6	—	37.5

Operating earnings (loss)	(7.1)	5.5	(.4)	—	(2.0)
Other non-operating expense (income)
Intercompany management fees	(3.2)	3.2	—	—	—
Intercompany interest	(14.1)	10.1	4.0	—	—
Equity in (earnings) losses of subsidiaries	13.0	(.9)	—	(12.1)	—
Other intercompany transactions	—	.4	(.4)	—	—

Total other non-operating expense (income)	(4.3)	12.8	3.6	(12.1)	—

Earnings (loss) from continuing operations before interest and income taxes	(2.8)	(7.3)	(4.0)	12.1	(2.0)

Interest expense – net	(7.9)	.2	—	—	(7.7)

Earnings (loss) from continuing operations before income taxes	(10.7)	(7.1)	(4.0)	12.1	(9.7)

Provision for income taxes	—	.2	.8	—	1.0

Earnings (loss) from continuing operations	(10.7)	(7.3)	(4.8)	12.1	(10.7)

Net loss on divestitures	(.1)	—	—	—	(.1)

Discontinued operations net of income taxes	(.1)	—	—	—	(.1)

Net earnings (loss)	$(10.8)	$(7.3)	$(4.8)	$12.1	$(10.8)

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	March 31, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(3.7)	$3.6	$34.6	$—	$34.5
Notes and accounts receivable (excluding intercompany receivables)	.4	59.7	49.2	—	109.3
Inventories	—	102.8	68.8	—	171.6
Other current assets	10.2	12.5	20.3	—	43.0
Intercompany receivables (payables)	(327.0)	215.4	113.9	(2.3)	—

Total current assets	(320.1)	394.0	286.8	(2.3)	358.4

Property, plant and equipment — net	1.0	52.0	59.5	—	112.5
Goodwill	—	53.1	34.6	—	87.7
Investment in subsidiaries	198.4	(3.2)	(15.9)	(179.3)	—
Intercompany advances — net	533.0	(365.3)	(167.7)	—	—
Other noncurrent assets	21.8	41.7	18.7	—	82.2

Total assets	$434.1	$172.3	$216.0	$(181.6)	$640.8

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$28.0	$—	$1.9	$—	$29.9
Long-term debt and capital lease obligations due within one year	1.1	—	1.1	—	2.2
Trade accounts payable	3.2	29.9	36.5	—	69.6
Advance billings and deposits	—	18.2	6.6	—	24.8
Accrued and other current liabilities	29.1	14.7	38.2	—	82.0

Total current liabilities	61.4	62.8	84.3	—	208.5

Long-term accrued liabilities	174.4	3.6	50.5	—	228.5
Long-term debt	227.1	—	5.5	—	232.6

Total liabilities	462.9	66.4	140.3	—	669.6

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	116.8	—	—	—	116.8
Common shares, $.01 par value	.1	25.4	12.7	(38.1)	.1
Capital in excess of par value	352.7	196.0	56.3	(252.3)	352.7
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(395.0)	(142.4)	31.6	110.8	(395.0)
Accumulated other comprehensive income (loss)	(109.9)	26.9	(24.9)	(2.0)	(109.9)

Total shareholders’ equity (deficit)	(28.8)	105.9	75.7	(181.6)	(28.8)

Total liabilities and shareholders’ equity (deficit)	$434.1	$172.3	$216.0	$(181.6)	$640.8

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(.7)	$4.2	$35.0	$—	$38.5
Notes and accounts receivable (excluding intercompany receivables)	.4	63.5	50.6	—	114.5
Inventories	—	105.3	65.4	—	170.7
Other current assets	11.3	11.1	19.5	—	41.9
Intercompany receivables (payables)	(333.3)	221.1	114.5	(2.3)	—

Total current assets	(322.3)	405.2	285.0	(2.3)	365.6

Property, plant and equipment — net	1.1	53.1	60.1	—	114.3
Goodwill	—	53.1	34.2	—	87.3
Investment in subsidiaries	216.7	(5.1)	(15.9)	(195.7)	—
Intercompany advances — net	514.6	(354.6)	(160.0)	—	—
Other noncurrent assets	22.0	42.3	19.0	—	83.3

Total assets	$432.1	$194.0	$222.4	$(198.0)	$650.5

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$23.2	$—	$2.3	$—	$25.5
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	5.5	37.2	35.1	—	77.8
Advance billings and deposits	—	17.7	6.7	—	24.4
Accrued and other current liabilities	22.6	18.3	41.7	—	82.6

Total current liabilities	52.5	73.2	86.8	—	212.5

Long-term accrued liabilities	173.7	4.1	48.7	—	226.5
Long-term debt	227.2	—	5.6	—	232.8

Total liabilities	453.4	77.3	141.1	—	671.8

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	116.1	—	—	—	116.1
Common shares, $.01 par value	.1	25.4	12.7	(38.1)	.1
Capital in excess of par value	351.5	196.0	56.3	(252.3)	351.5
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(381.9)	(130.6)	36.3	94.3	(381.9)
Accumulated other comprehensive income (loss)	(113.6)	25.9	(24.0)	(1.9)	(113.6)

Total shareholders’ equity (deficit)	(21.3)	116.7	81.3	(198.0)	(21.3)

Total liabilities and shareholders’ equity (deficit)	$432.1	$194.0	$222.4	$(198.0)	$650.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(10.8)	$(7.3)	$(4.8)	$12.1	$(10.8)
Loss on divestiture of discontinued operations	.1	—	—	—	.1
Operating activities providing (using) cash Depreciation and amortization of intangibles	.1	2.2	1.7	—	4.0
Restructuring costs	.3	.2	(.2)	—	.3
Equity in (earnings) losses of subsidiaries	17.4	(.9)	—	(16.5)	—
Distributions from equity subsidiaries	—	(4.4)	—	4.4	—
Working capital changes
Notes and accounts receivable	—	3.8	1.1	—	4.9
Inventories	—	2.5	(2.8)	—	(.3)
Other current assets	1.2	(1.4)	(.5)	—	(.7)
Trade accounts payable	(2.3)	(7.3)	1.5	—	(8.1)
Other current liabilities	5.9	(3.3)	(3.7)	—	(1.1)
Decrease in other noncurrent assets	.4	—	.9	—	1.3
Increase (decrease) in long-term accrued liabilities	1.7	(.1)	1.4	—	3.0
Other — net	.7	—	—	—	.7

Net cash provided (used) by operating activities	14.7	(16.0)	(5.4)	—	(6.7)
Investing activities cash flows
Capital expenditures	—	(1.0)	(.6)	—	(1.6)
Net disposal of property, plant and equipment	—	—	.1	—	.1

Net cash used by investing activities	—	(1.0)	(.5)	—	(1.5)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.1)	—	(.2)
Increase (decrease) in short-term borrowings	4.8	—	(.5)	—	4.3
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	4.6	—	(.6)	—	4.0
Intercompany receivables and payables	(6.4)	5.9	.5	—	—
Intercompany advances	(15.9)	10.5	5.4	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	.2	—	.2

Decrease in cash and cash equivalents	(3.0)	(.6)	(.4)	—	(4.0)
Cash and cash equivalents at beginning of period	(.7)	4.2	35.0	—	38.5

Cash and cash equivalents at end of period	$(3.7)	$3.6	$34.6	$—	$34.5

Notes to Consolidated Condensed financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(9.6)	$(3.2)	$(1.0)	$4.2	$(9.6)
Operating activities providing (using) cash
Depreciation and amortization of intangibles	.1	2.5	1.5	—	4.1
Restructuring costs	—	—	.5	—	.5
Equity in (earnings) losses of subsidiaries	7.2	.2	—	(7.4)	—
Distributions from equity subsidiaries	—	(3.2)	—	3.2	—
Deferred income taxes	—	—	(.1)	—	(.1)
Working capital changes
Notes and accounts receivable	—	(2.2)	1.0	—	(1.2)
Inventories	—	(5.4)	(1.3)	—	(6.7)
Other current assets	.8	(.5)	(.4)	—	(.1)
Trade accounts payable	(1.4)	5.7	4.2	—	8.5
Other current liabilities	—	6.5	(.6)	—	5.9
Decrease (increase)in other noncurrent assets	.3	.1	(.6)	—	(.2)
Increase (decrease) in long-term accrued liabilities	2.9	—	(.3)	—	2.6
Other — net	.5	.1	—	—	.6

Net cash provided (used) by operating activities	.8	.6	2.9	—	4.3
Investing activities cash flows
Capital expenditures	—	(2.4)	(1.3)	—	(3.7)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(2.4)	(1.3)	—	(3.7)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.5)	—	(.6)
Increase (decrease) in short-term borrowings	(2.2)	—	.4	—	(1.8)

Net cash used by financing activities	(2.3)	—	(.1)	—	(2.4)
Intercompany receivables and payables	8.4	(8.7)	.3	—	—
Intercompany advances	(8.8)	8.7	.1	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	.7	—	.7

Increase (decrease) in cash and cash equivalents	(1.9)	(1.8)	2.6	—	(1.1)
Cash and cash equivalents at beginning of period	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of period	$(2.5)	$9.0	$38.1	$—	$44.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2006.
     Our shareholders approved a one-for-ten reverse stock split of shares of our common stock and 4% Cumulative Preferred Stock at the May 2, 2007 annual shareholders meeting. Accordingly, all per-share values and stock amounts have been restated to reflect this reverse stock split.
Operating Results
     In the first quarter of 2007, Milacron had sales of $190 million, 6% below the first quarter last year, while new orders decreased 8% to $208 million. We had a net loss for the quarter of $10.8 million, or $2.68 per share, compared to a net loss of $9.6 million, or $2.49 per share, in the first quarter of 2006 as savings from our cost efficiency projects partially offset the effect of lower sales volumes. First-quarter manufacturing margins of 18.7% improved from 16.6% a year ago. Restructuring costs were $2.4 million in the first quarter 2007 compared to $.6 million in the first quarter 2006.
     We strive to continue to improve our working capital management. However, in the first quarter 2007, we used $6.7 million in net cash for our operations compared to generating $4.3 million from operations in last year’s quarter. Cash on hand at the end of the quarter was $34.5 million, and we had approximately $38 million available for borrowing under our asset based revolving credit facility.
Outlook
     Backlog in our machinery businesses grew by more than $20 million in the first quarter with many of these orders scheduled for shipment in the third and fourth quarter of 2007. While second quarter sales are likely to remain lower than a year ago, our backlog gives us more confidence regarding the second half of the year. We continue to project global sales growth of 4% to 5% for 2007 with most of the increase coming from outside North America and western Europe. With the benefits that we are deriving from our cost-reduction initiatives, as well as the anticipated rise in shipments in the second half of the year, we expect to see continued quarterly improvement in margins and net earnings.
Presence Outside the U.S.
     In 2006, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 26%; Canada and Mexico 9%; Asia 7%; and the rest of the world 4%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first three months of 2007, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2006. As a result, we experienced favorable currency translation effects on new orders and sales of $6 million and $5 million, respectively. The effect on earnings was not significant.
     Between December 31, 2006 and March 31, 2007, the euro strengthened against the U.S. dollar by approximately 1.3% which caused the majority of $1.7 million favorable adjustment to accumulated other comprehensive loss.
     If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.
Significant Accounting Policies and Judgments
     The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts that are included therein. The “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended December 31, 2006 includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting

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
Deferred Tax Assets and Valuation Allowances
     As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million. At December 31, 2006, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax purposes. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2006, we have provided valuation allowances against all net deferred tax assets except $63 million in the U.S. that are offset by qualified tax planning strategies and $8 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets – particularly those assets related to net operating loss carryforwards – are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.
     At December 31, 2006, we had non-U.S. net operating loss carryforwards – principally in the Netherlands, Germany and Italy – totaling $223 million and related deferred tax assets of $69 million. Valuation allowances totaling $61 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions – primarily Germany, Italy and Belgium – to conclude that no valuation allowances are required.
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
     In June 2004, we issued Series B Preferred Stock to Glencore Finance AG and Mizuho International plc. This transaction caused an “ownership change” as defined by the Internal Revenue code and regulations and will substantially delay the timing of the utilization of certain of the pre-change U.S. loss carryforwards and other tax attributes. We have calculated an annual limitation of approximately $23 million that can be used to offset post-change taxable income. This limitation is for each year and is cumulative for years in which the limitation is not fully utilized. Therefore, the cumulative limitation at the end of 2006 amounts to approximately $58 million of available pre-change net operating losses with no limitations on deductibility. The $58 million is comprised of $12 million from 2004, $23 million from 2005 and $23 million from 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2006, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. The review of our qualified tax planning strategies at March 31, 2007 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ deficit in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $2.8 million in the first quarter of 2007. The $2.8 million is comprised of an increase of $3.5 million as a result of losses without current tax benefits and a $.7 million decrease related to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter in the amount of $1.0 million relates primarily to operations in profitable non-U.S. jurisdictions.
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (ii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2006, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2006, we recorded expense related to this plan of $12.8 million, including $3.4 million in the first quarter. For 2007, we currently expect to record expense for this plan of approximately $11 million, of which $2.8 million was recorded in the first quarter.
     Expense for all defined benefit pension plans for the first quarter of 2007 decreased by $.6 million compared to the same period in 2006. This decline was due primarily to a higher level of plan assets related to $32.1 million of contributions in 2006 and to a 25 basis point increase in the discount rate of the defined benefit pension plan for certain U.S. employees and retirees to 6.00%. As discussed more fully below, the decrease in 2007 is favorably affecting margins, selling and administrative expense and operating earnings.
     We will not be required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2007. The contribution required for 2008 is currently estimated between $30 million to $40 million, and is based upon several factors, most of which cannot be precisely quantified at this time. Contributions will also be required in 2009 and beyond but cannot be reasonably estimated at this time due to the number of variable factors which affect the calculation.
New Orders and Sales
     In the first quarter of 2007, consolidated new orders totaled $208 million compared to $225 million in 2006. Consolidated sales were $190 million in 2007 and $202 million in 2006. The decreases in new orders and sales were primarily a result of softness in the North American markets for injection molding equipment and related tooling and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
supplies and due to an influx of used machinery in the market place. The declines in new orders and sales were partially offset by favorable foreign currency translation effects of $6 million and $5 million, respectively.
     Export orders from the U.S. were $19 million in the first quarters of both 2007 and 2006. Export sales from the U.S. totaled $18 million in 2007 and $17 million in 2006. Sales of all segments to non-U.S. markets, including exports, totaled $90 million in the first quarter of 2007 compared to $87 million in 2006. For the first quarters of 2007 and 2006, products sold outside the U.S. were approximately 47% and 43% of sales, respectively, while products manufactured outside the U.S. represented 41% and 39% of sales, respectively.
     Our backlog of unfilled orders at March 31, 2007 was $126 million, compared to $106 million at December 31, 2006 and $116 million at March 31, 2006. The increase in relation to December 31, 2006 is due principally to higher order levels for European-built injection molding and blow molding machines and U.S.-built extrusion systems. These increases also drove the change in relation to March 31, 2006, but were partially offset by lower orders for U.S.-built injection molding machines.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 18.7% for the first quarter of 2007 while the margin for the comparable period of 2006 was 16.6%. In 2007, the margin benefited from operational cost savings from restructuring and global sourcing initiatives and from the full effect of pricing actions taken in 2006. Margins also benefited from lower pension costs in 2007. These benefits were somewhat offset by changes in the mix of products sold as our sales declined and the selective price increases we implemented were not always sufficient to offset the higher costs we incurred. Pension expense related to cost of goods sold was $2.0 million in 2007 and $2.5 million in 2006. We expect that further cost reduction measures combined with additional selective price increases and sales growth will result in further improved margins in 2007.
     In the first quarter of 2007, total selling and administrative expense was $35.3 million compared to $34.2 million in the comparable period of 2006. As a percentage of sales, selling expense was 14.5% in the first quarter of 2007 and 12.7% in 2006. Selling expense increased as we continued to expand distribution networks in faster-growing emerging markets around the world. Higher selling expenses and lower sales placed upward pressure on the selling expense as a percentage of sales. Administrative expense decreased compared to last year, benefiting from lower costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404) which declined by $.9 million compared to first quarter 2006.
     Other expense-net was income of $.2 million in the first quarter of 2007 and income of $.1 million in the comparable period of 2006. The amount for 2007 is primarily related to equity investment income in non-consolidated entities, while the amount for 2006 includes $.1 million of income from the adoption of a new accounting standard related to stock-based compensation.
     Interest expense net of interest income increased from $7.6 million in the first quarter of 2006 to $7.7 million in the comparable period of 2007. The increase was due principally to higher short-term borrowings in 2007. In 2006, interest expense includes $.2 million of expense on the interest rate swap, which was terminated in the fourth quarter 2006.
Restructuring Costs
     Certain of the restructuring actions undertaken in recent years are discussed in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs.” These initiatives include the reorganization of our injection molding machine manufacturing facility in Germany, the consolidation of the machinery technologies – Europe segment’s sales offices and the reorganization of the mold technologies segment’s operations in both North America and Europe. In total, these actions resulted in restructuring costs of $2.4 million in the first quarter of 2007 and $.6 million in the comparable period of 2006. Cash costs were $4.0 million in 2007 and $.3 million in 2006.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Machinery technologies — North America – In the first quarter of 2007, the machinery technologies – North America segment had new orders and sales of $98 million and $91 million, respectively. In the comparable period of 2006, new orders totaled $114 million while sales were $94 million. The decreases in both new orders and sales were due principally to lower demand for injection molding machines from our customers who supply the major domestic automakers and to an influx of used machinery in the market place. Offsetting these declines in part, were increases in sales of extrusion and blow molding systems as well as sales increases in our injection molding unit in India increased in the quarter compared to prior year. The segment’s operating profit increased from $1.4 million in 2006 to $1.8 million in 2007 as improved manufacturing margins, including benefits related to recent restructuring programs, lower pension costs and lower SOX-404 compliance, offset the decline in sales. The segment’s pension expense decreased from $3.0 million in 2006 to $2.5 million in 2007 while costs related to SOX-404 compliance decreased by $.3 million. Restructuring costs were $.1 million in 2006.
     Machinery technologies — Europe – In the first quarter of 2007, the machinery technologies – Europe segment had new orders of $47 million, an increase of $7 million in relation to the comparable period of 2006. The segment’s sales decreased from $36 million in 2006 to $34 million in 2007. As reported in U.S. dollars, foreign currency exchange rate fluctuations resulted in increases of $4 million to new orders and $3 million to sales compared to the same period in 2006. The segment’s backlog increased by $12 million in the first quarter, driven in part by a large blow molding machine order to be delivered in the second half of the year. This order drove the new order increase in the first quarter, partially offset by lower orders for injection molding machines and for other blow molding machines. Despite the increase in new orders, sales of injection molding machines were down $2 million for the quarter due to the timing of orders booked. The segment had an operating loss of $1.2 million in 2007 compared to a loss of $2.4 million in 2006. Price improvements and the effect of our restructuring initiatives, including the recent sales office consolidations within the injection molding business, drove the segment’s improved operating performance. Operating results for blow molding systems deteriorated slightly due to lower sales. The segment had restructuring costs of $1.5 million in the first quarter of 2007 related to the previously discussed sales office consolidations and to the reorganization of the segment’s injection molding machine manufacturing business.
     Mold technologies – In the first quarter of 2007, the mold technologies segment had new orders of $37 million and sales of $38 million. In the comparable period of 2006, new orders and sales were $44 million each. The segment’s orders and sales in 2007 were favorably affected by almost $1 million of foreign currency translation effects. The declines in new orders and sales were in North America while new orders and sales in Europe were essentially flat with last year. The segment had an operating profit of $.3 million in 2007 compared to $1.9 million in 2006 as downward pressure from lower sales was partially offset by savings related to recent restructuring initiatives. Restructuring costs were $.9 million in 2007 compared to $.3 million in 2006.
     Industrial fluids – The industrial fluids segment had new orders and sales of $30 million each in the first quarter both of 2007 and 2006. Both new orders and sales benefited from $1 million of foreign currency translation adjustments, offsetting a decline in shipping volumes in North America, due in part to the slow down in domestic auto production. The first quarter 2007 benefited from the full impact of selective price increases that have been implemented over the course of the last year to compensate for higher raw material costs. Shipment volumes increased in Europe, but were down in North America. The segment’s operating profit increased by $1.4 million from $1.9 million in 2006 to $3.3 million in 2007, aided by better pricing and reduced expenses associated with product liability litigation. Price increases offset higher raw material costs which continued to be recognized in the segment’s results. Results also benefited from slightly lower pension and SOX-404 costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the first quarter of 2007 was $9.7 million, which includes restructuring costs of $2.4 million. In the comparable period of 2006, our pretax loss was $8.7 million, which included restructuring costs of $.6 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgements – Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the first quarter of 2007. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $1.0 million. In the first quarter of 2006, the provision for income taxes was $.9 million.
Loss From Continuing Operations
     Our loss from continuing operations in the first quarter of 2007 was $10.7 million, or $2.66 per share, compared to a loss of $9.6 million, or $2.49 per share, in the comparable period of 2006.
Discontinued Operations
     In the first quarter of 2007, results of discontinued operations represent expense of $.1 million from adjustments of reserves related to prior divestitures. The adjustments resulted from the resolution of certain legal contingencies.
Net Loss
     Including restructuring costs and discontinued operations, we had a net loss of $10.8 million, or $2.68 per share, in the first quarter of 2007. In the first quarter of 2006, we had a net loss including restructuring costs of $9.6 million, or $2.49 per share.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from certain international transactions. We do not hold or issue derivative instruments for trading purposes. At March 31, 2007, we had outstanding forward contracts totaling $5.8 million. At December 31, 2006, forward contracts totaled $.6 million and at March 31, 2006, we had outstanding forward contracts totaling $9.6 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at March 31, 2007, December 31, 2006 and March 31, 2006 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At March 31, 2007, we had fixed rate debt of $230 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $35 million. At December 31, 2006, our fixed rate debt totaled $230 million and our floating rate debt totaled $31 million. As a result of these factors, a portion of annual interest expense and financing fees fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.
     On December 14, 2006, we terminated a $50 million (notional amount) interest rate swap in connection with our entering into a new asset based lending facility. The interest rate swap had effectively converted a portion of fixed-rate debt into a floating-rate obligation and was intended to achieve a better balance between fixed-rate and floating-rate debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     One of our non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($13.4 million) of accounts receivable. At March 31, 2007 and December 31, 2006, the gross amounts of accounts receivable that had been sold under the agreement totaled $8.3 million and $9.0 million, respectively.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At March 31, 2007 and December 31, 2006, our maximum exposure under these arrangements totaled $5.3 million and $5.9 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.
Contractual Obligations
     Our contractual obligations for 2007 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Obligations for 2007 and beyond and have not changed materially as of March 31, 2007 except as noted below.
     Effective January 1, 2007, the company adopted FIN No. 48 which resulted in a de minimis cumulative effect adjustment to opening retained earnings (accumulated deficit) and accrued taxes. The gross amount of uncertain tax benefits of $2.9 million at March 31, 2007 includes approximately $1.7 million of uncertain and unrecognized tax benefits, which are expected to be resolved during 2007, but which are not expected to result in cash payments.
Liquidity and Sources of Capital
     At March 31, 2007, we had cash and cash equivalents of $34.5 million, a decrease of $4.0 million from December 31, 2006. Substantially all of the cash was held in foreign accounts in support of our operations outside of North America. Were any non-U.S. cash to be repatriated, it could trigger withholding taxes in foreign jurisdictions.
     Operating activities used $7 million of cash in the first quarter of 2007 compared to providing $4 million of cash in 2006. Cash usage in 2007 was due principally to our net loss and a decrease in trade accounts payable, partially offset by a decrease in notes and accounts receivable and an increase in long-term accrued liabilities. The generation of cash in 2006 was due principally to increases in trade payables and other liabilities, the effects of which were partially offset by an increase in inventories in support of higher order levels.
     Investing activities used $2 million of cash in the first quarter of 2007 and $4 million of cash in the comparable period of 2006. In both years, the usage of cash was due almost entirely to capital expenditures.
     In the first quarter of 2007, financing activities provided $4 million of cash due principally to increased short-term borrowings. In the comparable period of 2006, financing activities used $2 million of cash due principally to debt repayments.
     Our current ratio was 1.7 at March 31, 2007 and December 31, 2006.
     Total debt was $265 million at March 31, 2007 compared to $261 million at December 31, 2006.
     Total shareholders’ equity was a deficit of $29 million at March 31, 2007, a decrease of $8 million from December 31, 2006. The decrease was due principally to the loss incurred in the first quarter and, to a lesser degree, dividends on

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
preferred stock. These effects were offset to some degree by favorable foreign currency translation adjustments due to the increased strength of the euro in relation to the dollar and to other comprehensive income related to postretirement benefit plans.
     On December 19, 2006, we entered into a new five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent, collateral agent and a lender. The new asset based facility replaced our $75 million asset based facility for which JPMorgan Chase Bank served as administrative and collateral agent. The termination of the previous facility was concurrent with, and contingent upon, the effectiveness of the new facility. The new facility provides increased liquidity and better terms than the previous facility with up to $105 million of borrowing availability and no financial maintenance covenants as long as we comply with certain minimum availability thresholds, as described below. In addition to terminating our previous asset based facility, we also terminated our interest rate swap that was entered into on July 30, 2004.
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
     Based on the assets included in the borrowing base as of March 31, 2007, including a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $83 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time.
     The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under our asset based facility on a daily basis, we rely on borrowings under our asset based facility as our primary source of cash for use in our U.S. operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.
     Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and other reserves) established by the administrative agent. Our asset based facility requires us to maintain a $10 million excess availability reserve and contains a limit on annual capital expenditures starting with 2007 and a springing financial covenant requiring us to maintain a minimum fixed charge coverage ratio, to be tested monthly, in the event that excess availability is less than $5 million.
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
improve, we may need to fund interest payments on the 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facility. However, our ability to borrow under our asset based facility is subject to borrowing base limitations, including the excess availability reserve and other reserves, which may be adjusted from time to time by the administrative agent for the lenders at its discretion, and our satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in our business or financial condition. In particular, our continued ability to borrow under our asset based facility is contingent on our ability to comply with financial covenants and other conditions to borrowing as discussed above. If we have no additional availability or are otherwise unable to borrow against the facility, our liquidity would be impaired and we would need to pursue the alternative sources of liquidity to service our debt and pay our expenses. There is no assurance that we would be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based facility to satisfy our debt obligations and pay our other expenses could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.
     Pending the satisfactory resolution of ongoing discussions with the Export-Import Bank of the United States (Ex-Im Bank), we expect to have available as a subfacility (the Ex-Im subfacility) of the asset based facility the ability to borrow up to $10 million (net of applicable reserves) against eligible foreign receivables guaranteed by Ex-Im Bank.
     At March 31, 2007, we had additional borrowing capacity under the asset based facility of approximately $38 million, and we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $32 million, of which approximately $18 million was available under certain circumstances.
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
     We expect to generate positive cash flow from operating activities during 2007, which will be partially offset by approximately $12 million for capital expenditures.
     We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facility, will be sufficient to meet our operating and capital expenditure requirements for 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2007 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to successfully complete the implementation of our new Enterprise Resource Planning (ERP) system without significant business interruption;

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2006 and products introduced and expected to be introduced in 2007;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including, but not limited to, claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 of Part I of this Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s first quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the first quarter of 2007 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations. There have been no material changes in the matters included in our Form 10-K during the first quarter of 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and reacquisitions for the quarter ended March 31, 2007.

(d) Maximum Number
				(c) Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
				Purchased as Part	Shares (or Units)
			(b) Average Price	of Publicly	that May Yet Be
	(a) Total Number of Shares		Paid per Share (or	Announced Plans or	Purchased Under the
Period	(or Units) Purchased		Unit)	Programs (1)	Plans or Programs (1)
January 1– January 31, 2007	36,500	(2)	$3.43	–	–
February 1– February 28, 2007	—		—	–	–
March 1 – March 31, 2007	10,000	(2)	$.86	–	–
Total	46,500		$2.88	–	–

(1)	As of March 31, 2007, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents restricted shares forfeited by the grantee due to termination of employment.

PART II Other Information
Item 6. Exhibits

Exhibit (3)	-	Certificate of Incorporation and Bylaws

Exhibit (4)	-	Instruments Defining the Rights of Security Holders, Including Indentures

Exhibit (10)	-	Material Contracts

Exhibit (11)	-	Statement Regarding Computation of Per-Share Earnings

Exhibit (31)	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	-	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.
Date: May 7, 2007	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: May 7, 2007	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President – Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.	Page
10. Material Contracts:
10.1 Settlement Agreement between Ferromatik Maschinenbau GmbH and Karlheinz Bourdon
-Incorporated by reference to the company’s Form 10-K for the year ended December 31, 2006

11. Statement Regarding Computation of Per-Share Earnings	51
15. Letter Regarding Unaudited Interim Financial Information — not applicable
18. Letter Regarding Change in Accounting Principles — not applicable
19. Report Furnished to Security Holders — not applicable
22. Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23. Consent of Experts and Counsel — not applicable
24. Power of Attorney — not applicable
31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	52
31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	53
32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54
99. Additional Exhibits – not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.