Form 10-Q
period 2007-06-30
MILACRON INC
filed 2007-08-06
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007
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
Yes     ☐     No     ☑
Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2007: 5,508,129

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per-share amounts)	2007	2006	2007	2006

Sales	$197.3	$211.1	$387.6	$413.5
Cost of products sold	158.6	170.4	313.4	339.2
Cost of products sold related to restructuring	—	.4	—	.4

Total cost of products sold	158.6	170.8	313.4	339.6

Manufacturing margins	38.7	40.3	74.2	73.9
Other costs and expenses
Selling and administrative	34.9	38.3	70.2	72.5
Restructuring costs	1.5	8.4	3.9	9.0
Other (income) expense — net	(.3)	(.9)	(.5)	(1.0)

Total other costs and expenses	36.1	45.8	73.6	80.5

Operating earnings (loss)	2.6	(5.5)	.6	(6.6)
Interest
Income	.2	.2	.4	.4
Expense	(8.1)	(8.1)	(16.0)	(15.9)

Interest — net	(7.9)	(7.9)	(15.6)	(15.5)

Loss from continuing operations before income taxes	(5.3)	(13.4)	(15.0)	(22.1)
Provision (benefit) for income taxes	(4.9)	.9	(3.9)	1.8

Loss from continuing operations	(.4)	(14.3)	(11.1)	(23.9)
Discontinued operations net of income taxes	.3	—	.2	—

Net loss	$(.1)	$(14.3)	$(10.9)	$(23.9)

Net loss applicable to common shareholders	$(2.5)	$(16.6)	$(15.6)	$(28.6)

Income (loss) per common share — basic and diluted
Continuing operations	$(.55)	$(3.45)	$(3.21)	$(5.94)
Discontinued operations	.05	—	.03	—

Net loss	$(.50)	$(3.45)	$(3.18)	$(5.94)

Weighted-average common shares outstanding assuming dilution (in thousands)	4,925	4,822	4,910	4,812

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	June 30,	Dec. 31,
(In millions, except par value)	2007	2006

Assets
Current assets
Cash and cash equivalents	$31.3	$38.5
Notes and accounts receivable, less allowances of $7.3 in both 2007 and 2006	115.5	114.5
Inventories
Raw materials	9.1	7.6
Work-in-process and finished parts	95.4	88.4
Finished products	68.6	74.7

Total inventories	173.1	170.7
Other current assets	47.7	41.9

Total current assets	367.6	365.6
Property, plant and equipment — net	110.8	114.3
Goodwill	88.4	87.3
Other noncurrent assets	88.2	83.3

Total assets	$655.0	$650.5

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$32.2	$25.5
Long-term debt and capital lease obligations due within one year	2.2	2.2
Trade accounts payable	78.4	77.8
Advance billings and deposits	27.0	24.4
Accrued and other current liabilities	76.0	82.6

Total current liabilities	215.8	212.5
Long-term accrued liabilities	231.5	226.5
Long-term debt	232.5	232.8

Total liabilities	679.8	671.8

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred Stock	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2007 and 2006)	117.6	116.1
Common shares, $.01 par value (outstanding: 5.5 in 2007 and 5.2 in 2006)	.1	.1
Capital in excess of par value	353.5	351.5
Contingent warrants	.5	.5
Accumulated deficit	(397.5)	(381.9)
Accumulated other comprehensive loss	(105.0)	(113.6)

Total shareholders’ deficit	(24.8)	(21.3)

Total liabilities and shareholders’ deficit	$655.0	$650.5

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss) and Shareholders’ Deficit
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

4% Cumulative Preferred Stock
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	116.8	113.7	116.1	112.9
Beneficial conversion feature	.8	.8	1.5	1.6

Balance at end of period	117.6	114.5	117.6	114.5
Common shares and capital in excess of par value
Balance at beginning of period	352.8	350.2	351.6	348.5
Transfer of restricted stock liability balances to equity in connection with a new accounting standard	—	—	—	1.3
Effect of change in method of accounting for restricted stock forfeitures	—	—	—	(.1)
Restricted stock expense	.5	.2	1.0	.5
Reissuance of treasury shares	.1	—	.1	—
Issuance of previously unissued shares	.2	.3	.9	.5

Balance at end of period	353.6	350.7	353.6	350.7
Contingent warrants
Balance at beginning and end of the period	.5	.5	.5	.5
Accumulated deficit
Balance at beginning of period	(395.0)	(344.8)	(381.9)	(332.8)
Net loss for the period	(.1)	(14.3)	(10.9)	(23.9)
Beneficial conversion feature related to 6% Series B Convertible Preferred Stock	(.8)	(.8)	(1.5)	(1.6)
Dividends declared or accrued
4% Cumulative Preferred shares	(.1)	—	(.2)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)	(3.0)	(3.0)

Balance at end of period	(397.5)	(361.4)	(397.5)	(361.4)
Accumulated other comprehensive loss
Balance at beginning of the period	(109.9)	(137.0)	(113.6)	(140.2)
Foreign currency translation adjustments	3.1	7.3	4.8	10.5
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.4)	—	(.8)	—
Amortization of net unrecognized losses	2.4	—	5.0	—
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	—	—	(.2)	—
Other	(.2)	(.2)	(.2)	(.2)

Balance at end of period	(105.0)	(129.9)	(105.0)	(129.9)

Total shareholders’ deficit	$(24.8)	$(19.6)	$(24.8)	$(19.6)

Net loss for the period	$(.1)	$(14.3)	$(10.9)	$(23.9)
Change in accumulated other comprehensive loss	4.9	7.1	8.6	10.3

Total comprehensive income (loss)	$4.8	$(7.2)	$(2.3)	$(13.6)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(.1)	$(14.3)	$(10.9)	$(23.9)
Discontinued operations net of income taxes	(.3)	—	(.2)	—
Operating activities providing (using) cash
Depreciation and amortization	4.1	4.2	8.1	8.3
Restructuring costs	.2	3.2	.5	3.7
Deferred income taxes	(5.8)	.6	(5.8)	.5
Working capital changes
Notes and accounts receivable	(5.0)	1.8	(.1)	.6
Inventories	(2.2)	(5.9)	(2.5)	(12.6)
Other current assets	(4.7)	1.8	(5.4)	1.7
Trade accounts payable	8.4	(3.0)	.3	5.5
Other current liabilities	(3.3)	(8.2)	(4.4)	(2.3)
Decrease in other noncurrent assets	.8	7.7	2.1	7.5
Increase in long-term accrued liabilities	3.2	3.7	6.2	6.3
Other-net	.8	.4	1.5	1.0

Net cash used by operating activities	(3.9)	(8.0)	(10.6)	(3.7)
Investing activities cash flows
Capital expenditures	(2.1)	(3.9)	(3.7)	(7.6)
Net disposals of property, plant and equipment	.1	—	.2	—

Net cash used by investing activities	(2.0)	(3.9)	(3.5)	(7.6)
Financing activities cash flows
Repayments of long-term debt	(.2)	(.4)	(.4)	(1.0)
Increase in short-term borrowings	2.3	7.9	6.6	6.1
Dividends paid	—	(.1)	(.1)	(.1)

Net cash provided by financing activities	2.1	7.4	6.1	5.0
Effect of exchange rate fluctuations on cash and cash equivalents	.6	1.8	.8	2.5

Decrease in cash and cash equivalents	(3.2)	(2.7)	(7.2)	(3.8)
Cash and cash equivalents at beginning of period	34.5	44.6	38.5	45.7

Cash and cash equivalents at end of period	$31.3	$41.9	$31.3	$41.9

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
     On May 2, 2007, the company’s shareholders approved a one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in authorized shares of common stock and adjustments to certain provisions of the company’s certificate of incorporation relating to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split. The Consolidated Condensed Financial Statements for all periods presented and the notes thereto reflect the effects of the reverse stock split, which became effective May 16, 2007.
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
     The adoption of FIN No. 48 resulted in a de minimis cumulative effect adjustment to opening accumulated deficit and accrued income taxes. The cumulative adjustment also resulted in a decrease in deferred tax assets and valuation allowances in the amount of $.7 million. The gross amount of uncertain tax benefits at adoption amounted to $2.8 million which increased by $2.6 million for the first half of 2007 resulting in a balance of $5.4 million at June 30, 2007. The balance of $5.4 million includes approximately $1.5 million of uncertain and unrecognized tax benefits which were resolved during the third quarter of 2007. Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.
     Resolution of controversies related to uncertain tax benefits is contingent on reaching a satisfactory settlement agreement with the relevant taxing authority. On July 11, 2007, the company reached a favorable settlement with a non-U.S. taxing jurisdiction related to $1.5 million of uncertain tax benefits. The adjustment to the FIN No. 48 cumulative balance will be reflected in the quarter ending September 30, 2007. The resolution of the issues underlying the uncertain tax benefits will cause a decrease or increase in the company’s effective tax rate. The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2003 tax year.
     Effective December 31, 2006, the company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). As required, the adoption was on the prospective transition method and prior periods were not restated. This standard amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132(R). The standard requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The adoption of SFAS No. 158 increased shareholders’ deficit by $23.3 million and increased liabilities by $20.9 million at December 31, 2006, in both cases in relation to the amounts that would otherwise have been reported under previous requirements. See the note captioned “Retirement Benefit Plans” for additional information regarding the company’s postretirement benefit plans.

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
     Prior to the adoption of SFAS No. 123R, no compensation expense related to stock options was recognized in earnings because all of the options granted under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan had exercise prices equal to the fair market value of the underlying common shares at the respective grant dates. Under the provisions of SFAS No. 123R, expense related to stock options must be recognized in an entity’s primary financial statements over the vesting period or periods based on their fair value (as defined in the standard) as of the grant date. The conversion of $30.0 million of then-outstanding notes into 1.5 million common shares on April 15, 2004 resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the vesting of all outstanding stock options. Since that date, only 1,400 additional stock options have been granted, of which 1,050 were not fully vested as of January 1, 2006. The company began to include the expense related to these stock options in the Consolidated Condensed Statements of Operations in 2006 and has continued to do so in 2007. However, the effect of doing so is de minimis in both years based on a grant date fair value of $27.20 per option after adjustment for the reverse stock split.
     Under the provisions of SFAS No. 123R, the company continues to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards are discussed in the note captioned “Stock-Based Compensation.” Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant date and revised as necessary over the vesting period. Accordingly, the company made estimates of future forfeitures for the awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount is included as income in other expense-net in the Consolidated Condensed Statement of Operations for the first quarter of 2006 (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.
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
     The adoption of SFAS No. 123R had the effect of decreasing the company’s loss before income taxes and net loss for the second quarter of 2006 by less than $.1 million. Excluding the first quarter adjustment for forfeitures, the effect of the change was to increase the applicable loss amounts for the six months ended June 30, 2006 by approximately $.1 million. Including the adjustment for forfeitures, the effect for the year-to-date period was de minimis. In all cases, there was no effect on the applicable loss per common share amounts.
Recently Issued Pronouncements
     SFAS No. 158, the recognition provisions of which were adopted effective December 31, 2006, includes a second provision that is effective December 31, 2008. The measurement date provision of SFAS No. 158 requires that an employer measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position and prohibits retrospective application. Because the company currently measures plan assets and benefit obligations as of the end of its fiscal year, this provision will not affect the company’s financial position or results of operations.
Discontinued Operations
     In the second quarter of 2007 and for the six months ended June 30, 2007, results of discontinued operations represent income of $.3 million and $.2 million, respectively, from adjustments of reserves related to prior divestitures.
Restructuring Costs
     The paragraphs that follow discuss certain of the restructuring actions that have been undertaken in recent years. These actions, as well as certain other initiatives, are discussed more fully in the notes to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company’s existing European mold base and components business. The cost of the integration was $11.1 million which is net of income of $.1 million in the second quarter of 2006 from adjustments to previously recorded reserves. Net of proceeds from the sale of idle facilities, the cash cost of the integration through the end of 2007 will be approximately $9.1 million. Of this amount, $.1 million was spent in the first halves of both 2007 and 2006 for supplemental retirement benefits being paid to certain former employees in Belgium.
     In November 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. One action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations have resulted in restructuring costs of $14.2 million, including $.6 million in the first half of 2006 which includes a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility based on a revised estimate of its fair value. The facility was subsequently sold in the third quarter of 2006 for proceeds that approximated its adjusted carrying value. Net of $1.8 million of proceeds from the sale of the Manchester facility, the net cash cost of the relocations was $4.6 million.
     In the second quarter of 2004, the company initiated actions to further enhance customer service while reducing the cost structure of its machinery technologies — North America segment. These actions resulted in restructuring expense of $1.5 million, including $.1 million in the first half of 2006 to substantially complete them. The cash costs totaled $1.3 million.
     In both 2003 and 2004, the company initiated actions to further reduce the overhead cost structure of its European mold base and components business. These actions were substantially completed in 2004 and 2005 but the company incurred additional costs of $.3 million in the second quarter of 2006. This amount relates principally to the resolution of legal issues related to earlier employee terminations.
     In the fourth quarter of 2005, the company initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in restructuring expense of $.2 million in 2005 and $.1 million in the second quarter of 2006. The total cash cost was approximately $.2 million, substantially all of which was spent in the second quarter of 2006 and the first quarter of 2007. In the fourth quarter of 2006, the company initiated a closure of a second fluids blending facility located in the United Kingdom at an expected total cost of $.3 million. In 2006, $.1 million of the total cost was charged to expense and an additional $.1 million was expensed in the first half of 2007. The cash cost is expected to be approximately $.2 million of which $.1 million was spent in the first half of 2007.
     In the fourth quarter of 2005, the company announced that it planned to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe segment — was initiated in the fourth quarter of 2005 and is being continued through 2007. Expense related to these actions totaled $.3 million in 2005 and an additional $1.7 million was charged to expense in 2006, including $.6 million in the first half of the year. Expense in the first two quarters of 2007 also totaled $.6 million. The cost reduction measures announced in 2005 and implemented in 2006 also include the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of sales, marketing and administrative functions. Expense related to these actions totaled $1.8 million in 2006, including $1.1 million in the first two quarters. An additional $.6 million was expensed in the comparable period of 2007. Expense for the remainder of the year is expected to be approximately $.4 million. In total, the cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $5.3 million, including $1.9 million that was spent in 2006. An additional $3.7 million is expected to be spent in 2007, of which $2.5 million was spent in the first half of the year.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The cost of the restructuring was approximately $7.6 million, all of which relates to severance and other termination benefits. Of this amount, $6.5 million was charged to expense in 2006 and an additional $1.1 million was recorded in the first half of 2007. The cash cost — all of which relates to termination benefits — will be approximately $7.7 million. A total of $5.2 million was

Notes to Consolidated Condensed Financial Statements
(Unaudited)
spent in 2006 and $2.1 million was spent in the first two quarters of 2007. Cash costs for the remainder of 2007 are expected to be approximately $.4 million.
     In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at an expected cost of $1.9 million. In 2006, a total of $1.8 million was charged to expense and an additional $.1 million will be expensed in 2007. The cash cost of the plant reorganization is expected to be approximately $1.4 million, including $1.3 million that was spent in 2006. An additional $.1 million will be spent in 2007.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company initiated the elimination of most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and the outsourcing of a majority of the mold components the facility produces. The cost of this action was approximately $1.6 million. Of this amount, $1.5 million was charged to expense in 2006 and an additional $.1 million was expensed in the first half of 2007. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.3 million. In another action, the company initiated the downsizing of the administrative workforce at the segment’s North American headquarters in Madison Heights, Michigan. The $.1 million cost of this action was recorded in the second half of 2006. In order to further reduce headcount, the company offered special early retirement benefits to certain employees. This resulted in expense of $.2 million in the first half of 2007.
     In the fourth quarter of 2006, the company initiated a program to reduce headcount at its principal North American plastics machinery facility — principally in the injection molding machinery business — by offering supplemental early retirement benefits to eligible employees. A total of 34 employees accepted the offer which resulted in a non-cash charge of $1.5 million. The offer of supplemental benefits was extended to additional groups of employees in the second quarter of 2007 which resulted in incremental expense of $.9 million. The supplemental retirement benefits will be paid by the funded defined benefit pension plan for certain U.S. employees and retirees.
     In the first quarter of 2007, the operating assets of two European sales offices of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds in the first quarter were $.3 million. Additional proceeds of $.2 million are expected to be received later in the year. The cash costs related to the sales are expected to be $.2 million.
     Additional restructuring actions are expected to be implemented later in 2007. In total, the actions initiated in 2005 through 2007 are expected to result in restructuring charges of approximately $22 million and cash costs of approximately $15 million spread over 2006 and 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions that are described above.

Restructuring Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

EOC and Reform integration	$—	$(.1)	$—	$(.1)
Relocation of blow molding machinery and mold manufacturing	—	.5	—	.6
North America plastics machinery overhead reductions	—	—	—	.1
Additional European mold base reductions	—	.3	—	.3
Closure of European metalworking fluids operations	.1	.1	.1	.1
Consolidation of European injection molding sales offices	.1	—	.6	.6
Consolidation of European mold component operations	.2	1.3	.6	1.1
Reorganization of Germany injection molding machinery facility	.1	5.2	1.1	5.2
Downsizing of Germany mold base facility	—	1.5	—	1.5
Reorganization of North America mold component operations	.1	—	.4	—
U.S. plastics machinery headcount reductions	.9	—	.9	—
Sale of MRO sales offices	—	—	.2	—

Total restructuring costs	$1.5	$8.8	$3.9	$9.4

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the second quarters of 2007 and 2006 and the six month periods ended June 30, 2007 and 2006.

Restructuring Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Accruals for termination benefits and facility exit costs	$.3	$6.7	$1.9	$6.7
Adjustments of assets to realizable values and gains and losses on disposal	.1	.5	.1	.5
Supplemental retirement benefits	.9	—	.9	—
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	—	.4	—	.4
Inventory and machinery relocation	.1	.1	.2	.1
Severance and facility exit costs	—	1.5	.7	1.7
Other	.1	(.3)	.1	.1

	1.5	8.9	3.9	9.5
Costs related to EOC and Reform integration	—	(.1)	—	(.1)

Total restructuring costs	$1.5	$8.8	$3.9	$9.4

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.

Restructuring Reserves
	Three Months Ended				Six Months Ended
	June 30, 2007				June 30, 2007
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration (a)
Termination benefits	$.6	$—	$—	$.6	$.6	$—	$—	$.6
Facility exit costs	—	—	—	—	—	—	—	—

	.6	—	—	.6	.6	—	—	.6
Restructuring costs
Termination benefits	1.1	.1	(.5)	.7	2.5	1.5	(3.3)	.7
Facility exit costs	.3	.2	(.3)	.2	.8	.4	(1.0)	.2

	1.4	.3	(.8)	.9	3.3	1.9	(4.3)	.9

Total reserves	$2.0	$.3	$(.8)	$1.5	$3.9	$1.9	$(4.3)	$1.5

Restructuring Reserves
	Three Months Ended				Six Months Ended
	June 30, 2006				June 30, 2006
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration (a)
Termination benefits	$.7	$—	$—	$.7	$.7	$—	$—	$.7
Facility exit costs	—	—	—	—	.1	—	(.1)	—

	.7	—	—	.7	.8	—	(.1)	.7
Restructuring costs
Termination benefits	.3	5.7	(4.0)	2.0	.4	5.7	(4.1)	2.0
Facility exit costs	.2	1.0	—	1.2	.2	1.0	—	1.2

	.5	6.7	(4.0)	3.2	.6	6.7	(4.1)	3.2

Total reserves	$1.2	$6.7	$(4.0)	$3.9	$1.4	$6.7	$(4.2)	$3.9

(a)	Relates to reserves for supplemental retirement benefits that were established in 2001 in connection with the integration of two newly acquired subsidiaries.
     Approximately $.8 million of the $1.5 million of reserves related to restructuring actions is expected to be utilized in the second half of 2007. A large portion of the remaining $.7 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and income for postretirement health care for the second quarters of 2007 and 2006 and the six month periods ended June 30, 2007 and 2006.

Pension Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Service cost (benefits earned during the period)	$1.3	$1.3	$2.5	$2.6
Interest cost on projected benefit obligation	8.5	8.3	17.1	16.6
Expected return on plan assets	(8.6)	(8.0)	(17.3)	(16.1)
Supplemental retirement benefits	.9	—	.9	—
Amortization of unrecognized prior service cost	.1	.2	.2	.4
Amortization of net unrecognized losses	2.4	2.7	5.1	5.5

Total pension expense	$4.6	$4.5	$8.5	$9.0

Postretirement Health Care Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Interest cost on accumulated postretirement benefit obligation	$.1	$.1	$.2	$.2
Amortization of unrecognized gains	—	—	(.1)	(.1)
Amortization of effect of plan amendment	(.5)	(.5)	(1.0)	(.9)

Total postretirement health care income	$(.4)	$(.4)	$(.9)	$(.8)

     The company is not required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees in 2007. During the first half of 2006, the company contributed $1.5 million to the plan and for the full year 2006 contributed $32.1 million, including a voluntary contribution of $30.0 million. Credit for this prefunding contribution had the effect of eliminating any contributions required in 2007. The company currently expects that the minimum required contributions in 2008 will be approximately $35 million to $40 million with approximately $20 million being due in September 2008 based upon the provisions of the Pension Protection Act of 2006 which is expected to be effective on January 1, 2008. Funding requirements for years beyond 2008 cannot be precisely estimated at this time.
     Effective January 1, 2006, the company’s principal postretirement health care plan was amended to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. The change is resulting in annual cash savings to the company in excess of $1.0 million beginning in 2006. The reduction in the plan’s accumulated postretirement benefit obligation was $14.5 million and amortization of this amount, as well as other factors, resulted in postretirement health care income of $.9 million in the first half of 2007 and $.8 million in the comparable period of 2006.
Income Taxes
     At December 31, 2006, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany, Italy and Belgium — totaling $223 million, of which $30 million will expire between 2007 and 2021. The remaining $193 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $69 million at December 31, 2006 and valuation allowances totaling $61 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in certain non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At December 31, 2006, the company had a U.S. federal net operating loss carryforward of $161 million, which will expire between 2023 and 2027. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards of $16 million and additional state and local loss carryforwards of $8 million, totaled $80 million. Of the federal tax credit carryforwards, $5 million expire between 2008 and 2019 and $11 million have no expiration dates. Approximately 73% of the state and local loss carryforwards will expire by 2011 and the remainder will expire by 2021. At December 31, 2006, additional deferred tax assets totaling approximately $98 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2027. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax is being phased out ratably over the years 2006 through 2010. As a result of this legislative change, the benefit of the company’s Ohio net operating loss carryforward will also be phased out.
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
     The company will continue to reassess its conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase in income tax expense and a corresponding increase in accumulated deficit in the period of the adjustment. The company’s review of its qualified tax planning strategies resulted in no change for the quarter ended June 30, 2007.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $4.9 million in the first half of 2007. The $4.9 million is comprised of an increase of $5.6 million as a result of losses without current tax benefits and a $.7 million decrease related to the adoption of FIN No. 48. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions during the second quarter and year to date periods ended June 30, 2007. However, a significant tax benefit was recorded during the second quarter as a result of the completion of a technical analysis related to the deductibility of interest expense in a non-U.S. jurisdiction. This resulted in a second quarter net benefit for income taxes of $4.9 million and a benefit of $3.9 million for the six month period ended June 30, 2007. For the second quarter of 2006 and the first half of the year, the provisions for income taxes were $.9 million and $1.8 million, respectively.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.
Receivables
     One of the company’s non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($13.5 million) of accounts receivable. At June 30, 2007 and December 31, 2006, the gross amounts of accounts receivable that had been sold under this arrangement were $7.6 million and $9.0 million, respectively.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At June 30, 2007 and December 31, 2006, the company’s maximum exposure under these arrangements totaled $5.0 million and $5.9 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $88.4 million at June 30, 2007 and $87.3 million at December 31, 2006. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets
	June 30,	Dec. 31,
(In millions)	2007	2006

Deferred income taxes	$24.4	$24.4
Recoverables from excess liability carriers	4.0	3.2
Prepaid expenses and other	19.3	14.3

	$47.7	$41.9

Other Noncurrent Assets
	June 30,	Dec. 31,
(In millions)	2007	2006

Deferred income taxes net of valuation allowances	$64.3	$58.6
Recoverable from excess liability carriers	2.8	4.2
Intangible assets other than goodwill	1.1	1.6
Other	20.0	18.9

	$88.2	$83.3

Liabilities
     The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities
	June 30,	Dec. 31,
(In millions)	2007	2006

Accrued salaries, wages and other compensation	$20.3	$21.1
Taxes payable other than income taxes	6.5	7.4
Reserves related to prior years’ divestitures of discontinued operations	1.7	2.2
Accrued and deferred income taxes	5.8	5.3
Accrued insurance and self-insurance reserves	13.6	15.0
Accrued interest	3.4	3.7
Other accrued expenses	24.7	27.9

	$76.0	$82.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.

Warranty Reserves
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Balance at beginning of period	$5.5	$5.8	$5.6	$5.6
Accruals	.9	.8	1.8	1.7
Payments	(.6)	(.8)	(1.4)	(1.4)
Warranty expirations	(.2)	(.3)	(.4)	(.4)
Reserves of divested businesses	(.2)	—	(.2)	—
Foreign currency translation adjustments	—	.1	—	.1

Balance at end of period	$5.4	$5.6	$5.4	$5.6

     The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities
	June 30,	Dec. 31,
(In millions)	2007	2006

Accrued pensions and other compensation	$174.8	$172.4
Accrued postretirement health care benefits	6.5	6.8
Self-insurance reserves (a)	20.3	19.7
Accrued and deferred income taxes	9.0	9.4
Reserves related to prior years’ divestitures of discontinued operations	4.1	4.1
Other	16.8	14.1

	$231.5	$226.5

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $6.8 million in 2007 and $7.4 million in 2006. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because, unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement from the excess carriers.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

	June 30,	Dec. 31,
(In millions)	2007	2006

Asset based credit facility due 2011	$29.2	$23.2
Borrowings under other lines of credit	3.0	2.3

	$32.2	$25.5

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
     Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions. The asset based facility is also secured by a second priority security interest in the assets that secure the 11 1/2% Senior Secured Notes due 2011 on a first priority basis (see Long-Term Debt). The availability of loans under the asset based facility is generally limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory as well as permitted overadvances and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and other reserve requirements.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     At June 30, 2007, $35 million of the asset based facility was utilized, including borrowings of $29 million and letters of credit of $6 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at June 30, 2007 was approximately $33 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at June 30, 2007 was 7.1%.
     At June 30, 2007, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $34 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $19 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.

Long-Term Debt

	June 30,	Dec. 31,
(In millions)	2007	2006

11 1/2% Senior Secured Notes due 2011	$221.6	$221.2
Capital lease obligations	11.6	12.3
Other	1.5	1.5

	234.7	235.0
Less current maturities	(2.2)	(2.2)

	$232.5	$232.8

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
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $217 million as of June 30, 2007. The carrying amount of the company’s other long-term debt approximates fair value.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     On December 14, 2006, the company terminated its $50 million (notional amount) interest rate swap in connection with entering into the new asset based lending facility. The interest rate swap had effectively converted a portion of fixed-rate debt into a floating-rate obligation and was intended to achieve a better balance between fixed-rate and floating-rate debt. The floating-rate was based on six-month LIBOR set in arrears. The interest rate swap had the effect of increasing interest expense for the second quarter 2006 by $.3 million and the six month period ended June 30, 2006 by $.5 million.
     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.
Shareholders’ Equity
     On February 22, 2007, the company’s board of directors approved a proposal for a one-for-ten reverse stock split of common shares and the company’s 4% Cumulative Preferred Stock with the objectives of complying with minimum share price standards for the listing of common stock on the New York Stock Exchange (NYSE) to avoid the delisting of the company’s common stock from the NYSE and maintaining the same relative voting power among the company’s classes of voting stock after giving effect to the reverse stock split. On May 2, 2007, the company’s shareholders approved the one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in the number of authorized shares of common stock and adjustments to certain provisions in the company’s restated certificate of incorporation related to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split. The Consolidated Condensed Financial Statements and notes thereto reflect the effects of the reverse split of common stock which became effective on May 16, 2007.
     The reverse stock split is applicable to all 4% Cumulative Preferred Stock and all common shares, including the common shares into which the Series B Preferred Stock is convertible and the common shares subject to the outstanding contingent warrants. The reverse stock split also effectively maintains the relative voting power among the classes of voting stock. The shareholders also approved a reduction in the number of shares of common stock that the company is authorized to issue from 165 million shares to 30 million shares. After giving effect to the reverse stock split, the company had approximately 5.5 million common shares outstanding as of June 30, 2007.
     Shareholders who were otherwise entitled to receive fractional shares of common stock following the reverse stock split were entitled to a cash payment in lieu of such fractional shares and have no rights as shareholders with respect to such fractional shares. Cancellations of fractional shares were de minimis in the aggregate as was the amount of cash required. Fractional shares of 4% Cumulative Preferred Stock were issued in connection with the reverse stock split.
     The par value of each share of the company’s common stock remains at $.01 per share and the par value of each share of the company’s 4% Cumulative Preferred Stock remains at $100.00 per share after the reverse stock split.
     At June 30, 2007 and December 31, 2006, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate, when and if declared, of 6% per year. Dividends, when and if declared, may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying either cash or pay-in-kind dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Long-Term Debt). In the first half of 2007 and for all of 2006, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At June 30, 2007 and December 31, 2006, accrued and unpaid dividends totaled $9.0 million and $6.0 million, respectively. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock.
     When initially issued and before giving effect of the reverse stock split, the 500,000 shares of Series B Preferred Stock were convertible into 50.0 million common shares of the company at a historical conversion price of $2.00 per common share. However, the historical price was reset to $1.75 per share effective June 30, 2005, because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined in the Series B Preferred Stock Certificate of Designation, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock were convertible into approximately 57.1 million common

Notes to Consolidated Condensed Financial Statements
(Unaudited)
shares. After giving effect of the reverse stock split, the Series B Preferred Stock is now convertible into 5.7 million common shares. As discussed further below, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on June 10, 2011. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of June 30, 2007, the outstanding Series B Preferred Stock represented approximately 50.3% of the voting power of the company’s outstanding equity securities, and 51.0% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of June 30, 2007, the holders of the Series B Preferred Stock have elected 7 of the 13 members of the board of directors.
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
     The company is currently precluded from declaring pay-in-kind dividends on the Series B Preferred Stock. After giving effect of the one-for-ten reverse stock split, the Series B Preferred Stock is convertible into 5.7 million common shares. However, this amount has the potential to increase if the company should become able to declare pay-in-kind dividends in the future and if it should elect to do so.
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their historical fair value (before giving effect of the reverse stock split) of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on a historical effective conversion price of approximately $2.08 per common share for 50.0 million shares, in both cases before giving effect to the reverse stock split. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the historical effective conversion price to approximately $1.82 per common share for 57.1 million shares, in both cases before giving effect to the reverse stock split. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The reverse stock split did not affect the amount of the beneficial conversion feature. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the first half of 2007 and 2006, $1.5 million and $1.6 million, respectively, of the increase was recorded. The changes in the recorded value of the beneficial conversion feature in 2007 and 2006 have been added to the net loss amounts for those years in calculating the applicable loss per common share amounts.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The company has issued to certain of the holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 shares of its common stock for $.10 per share, in both cases after giving effect to the reverse split. The contingent warrants became exercisable in 2006 because a 2005 consolidated cash flow covenant specified in the contingent warrant agreement was not achieved. The contingent warrants will be exercisable until March 25, 2011. The contingent warrants are valued at $.5 million based on an independent appraisal of their value. If the contingent warrants are exercised, their carrying value will be included in the value of the newly issued common stock.
     In addition to the Series B Preferred Stock, at June 30, 2007 and December 31, 2006, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share, which was not affected by the reverse stock split. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
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
     A total of 374,947 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs during the first half of 2007. A total of 112,812 restricted shares were cancelled during this period, of which 2,479 were added to the treasury share balance. After giving effect to the reissuance of 465 treasury shares during the period, the treasury share balance at June 30, 2007 was 4,890 shares.
     In the first two quarters of 2006, a total of 136,985 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 7,063 restricted shares were cancelled during the first two quarters, of which 2,263 were added to the treasury share balance. After giving effect to the reissuance of 70 treasury shares, the treasury share balance at June 30, 2006 was 3,276 shares.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive income (loss) are as follows:

Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Net loss	$(.1)	$(14.3)	$(10.9)	$(23.9)
Foreign currency translation adjustments	3.1	7.3	4.8	10.5
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.4)	—	(.8)	—
Amortization of net unrecognized losses	2.4	—	5.0	—
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	—	—	(.2)	—
Change in fair value of foreign currency contracts	(.2)	(.2)	(.2)	(.2)

Total comprehensive income (loss)	$4.8	$(7.2)	$(2.3)	$(13.6)

     The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

	June 30,	Dec. 31,
(In millions)	2007	2006

Foreign currency translation adjustments	$(4.5)	$(9.3)
Defined postretirement benefit plans
Net unamortized prior service costs	9.2	10.0
Unamortized net losses (a)	(109.5)	(114.3)
Change in fair value of foreign currency contracts	(.2)	—

Accumulated other comprehensive loss	$(105.0)	$(113.6)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     The tables that follow summarize stock options outstanding and stock option activity for the second quarter of 2007 and the six month period ended June 30, 2007.

Stock Options

	Three Months Ended
	June 30, 2007
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at March 31, 2007	165,855	$192.42	2.5
Forfeitures	(150)	200.90	3.8

Outstanding at June 30, 2007	165,705	192.41	2.2

Exercisable at June 30, 2007	165,355	192.73	2.2

Stock Options

	Six Months Ended
	June 30, 2007
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term

Outstanding at December 31, 2006	274,790	$182.70	1.7
Cancellations	(106,008)	167.12	—
Forfeitures	(3,077)	196.12	2.7

Outstanding at June 30, 2007	165,705	192.41	2.2

Exercisable at June 30, 2007	165,355	192.73	2.2

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     As of June 30, 2007, the exercise prices of all outstanding stock options were in excess of the market value of the company’s common shares at that date and the stock options therefore had no intrinsic value.
     In the second quarter of 2004, 1,400 stock options having a weighted-average fair value of $27.20 were granted. Both the share and fair value amounts give effect to the reverse stock split that became effective on May 16, 2007. No stock options have subsequently been granted. The fair value of the 2004 grants was originally determined using the Black-Scholes option pricing model. Beginning in the first quarter of 2006, the expense related to these stock options (which is de minimis) is being recorded in the company’s primary financial statements rather than being disclosed on a pro forma basis. All other outstanding stock options are fully vested and therefore no expense is being recorded.
     Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. The 2004 Plan and the 1997 Plan also permit the granting of other restricted stock awards, the vesting of which depends solely on continuous service with the company. Both types of restricted stock generally have three year vesting periods. During the vesting period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.
     The 2004 Plan also provides for the granting of deferred shares to non-employee directors. These grants are similar in all respects to restricted stock as described above except that shares are not issued at the grant date. Rather, shares are issued at the end of the vesting period or upon a director’s voluntary retirement from the board after having served for at least six full years or having attained the mandatory retirement age of 72.
     In addition to grants of deferred shares to non-employee directors, the 2004 Plan permits the granting of awards denominated in shares of common stock to employees. As is the case for deferred shares granted to non-employee directors, share certificates are not issued at the grant date. Such awards may be settled through the issuance of shares at the vesting date or in cash based on the fair value of the underlying common shares at the vesting date. Similar to grants of restricted stock, deferred share grants to employees may include “management objectives,” the attainment of which governs the extent to which the related awards vest. The first employee grants under the provisions of the 2004 Plan were made in 2005. However similar awards were also made in 2004.
     Summaries of restricted stock and deferred share activity for the second quarter of 2007 and the six months ended June 30, 2007 are presented in the tables that follow.

Restricted Stock and Deferred Shares

	Three Months Ended
	June 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at March 31, 2007	372,090	$15.38
Granted	18,785	8.47
Vested	(18,271)	15.67
Forfeited	(13,626)	10.27

Balance at June 30, 2007	358,978	15.20

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Restricted Stock and Deferred Shares
	Six Months Ended
	June 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at December 31, 2006	226,255	$20.35
Granted	179,707	8.54
Vested	(21,708)	14.45
Forfeited	(25,276)	14.64

Balance at June 30, 2007	358,978	15.20

Restricted Stock and Deferred Shares Subject to Financial Targets
	Three Months Ended
	June 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at March 31, 2007	409,050	$21.91
Granted	3,300	8.60
Forfeited	(117,050)	42.95

Balance at June 30, 2007	295,300	13.43

Restricted Stock and Deferred Shares Subject to Financial Targets
	Six Months Ended
	June 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at December 31, 2006	214,250	$36.01
Granted	212,800	8.60
Forfeited	(131,750)	42.36

Balance at June 30, 2007	295,300	13.43

(a)	Prior to the fourth quarter of 2006, grant-date fair values were the average high and low trade prices of the company’s common shares on the New York Stock Exchange on the respective grant dates. Beginning in the fourth quarter of 2006, grant-date fair values represent closing prices.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At June 30, 2007, there was a total of $3.9 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 2.1 years, including a total of approximately $1.1 million in the last two quarters of 2007. The total fair value of the shares that vested in the first two quarters of 2007 was $.2 million.
     The total cost charged to expense for share-based compensation was $1.2 million in the first half of 2007 and $.6 million in the comparable period of 2006. These amounts relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations in either 2007 or 2006 because any changes in the related deferred tax assets were fully offset by changes in valuation allowances (see Income Taxes).
     On May 2, 2007, the company’s shareholders approved a one-for-ten reverse split of common shares (see Shareholders’ Equity). The reverse split became effective on May 16, 2007. Based on a comparison of the fair values of outstanding stock options and restricted and deferred shares before and after the reverse split, no incremental compensation cost was recognized in the second quarter of 2007 and none will be recognized in the future.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results by segment for the second quarters of 2007 and 2006 and for the six month periods ended June 30, 2007 and 2006 are presented in the following tables.

Total Sales by Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Plastics technologies
Machinery technologies — North America	$91.5	$106.9	$182.6	$201.0
Machinery technologies — Europe	40.2	39.9	74.6	76.2
Mold technologies	35.8	38.9	73.7	83.3
Eliminations (a)	(2.4)	(3.9)	(5.2)	(6.0)

Total plastics technologies	165.1	181.8	325.7	354.5
Industrial fluids	32.2	29.3	61.9	59.0

Total sales	$197.3	$211.1	$387.6	$413.5

(a)	Represents the elimination of sales among plastics technologies segments.

Customer Sales by Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Plastics technologies
Machinery technologies — North America	$91.0	$106.7	$181.3	$200.7
Machinery technologies — Europe	38.3	36.2	70.7	70.5
Mold technologies	35.8	38.9	73.7	83.3

Total plastics technologies	165.1	181.8	325.7	354.5
Industrial fluids	32.2	29.3	61.9	59.0

Total sales	$197.3	$211.1	$387.6	$413.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Operating Information by Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$4.9	$4.5	$6.7	$5.9
Machinery technologies — Europe	.3	(1.2)	(.9)	(3.6)
Mold technologies	(.8)	.3	(.5)	2.2

Total plastics technologies	4.4	3.6	5.3	4.5
Industrial fluids	3.2	2.9	6.5	4.8
Restructuring costs (a)	(1.5)	(8.8)	(3.9)	(9.4)
Corporate expenses	(3.4)	(3.1)	(7.1)	(6.4)
Other unallocated expenses (b)	(.1)	(.1)	(.2)	(.1)

Operating earnings (loss)	2.6	(5.5)	.6	(6.6)
Interest expense-net	(7.9)	(7.9)	(15.6)	(15.5)

Loss before income taxes	$(5.3)	$(13.4)	$(15.0)	$(22.1)

(a)	In the second quarter of 2007, $.9 million relates to machinery technologies — North America, $.2 million relates to machinery technologies — Europe and $.3 million relates to mold technologies and $.1 million relates to industrial fluids. In the second quarter of 2006, $.5 million relates to machinery technologies — North America, $5.6 million relates to machinery technologies — Europe, $2.6 million relates to mold technologies and $.1 million to industrial fluids. For the six months ended June 30, 2007, $.9 million relates to machinery technologies — North America, $1.7 million relates to machinery technologies — Europe, and $1.2 million relates to mold technologies and $.1 million relates to industrial fluids. For the six months ended June 30, 2006, $.6 million relates to machinery technologies — North America, $5.8 million relates to machinery technologies — Europe, $2.9 million relates to mold technologies and $.1 million to industrial fluids.

(b)	Represents financing costs.
     Consistent with the company’s internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.
Earnings Per Common Share
     Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods adjusted to give effect to the one-for-ten reverse stock split that became effective May 16, 2007 (see Shareholders’ Equity). The common shares into which the Series B Preferred Stock and contingent warrants are convertible and potentially dilutive restricted shares are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.

Loss Applicable to Common Shareholders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Net loss	$(.1)	$(14.3)	$(10.9)	$(23.9)
Dividends on preferred shares	(1.6)	(1.5)	(3.2)	(3.1)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.8)	(.8)	(1.5)	(1.6)

Loss applicable to common shareholders	$(2.5)	$(16.6)	$(15.6)	$(28.6)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).
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

Consolidating Statement of Operations
	Three Months Ended June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$120.5	$82.4	$(5.6)	$197.3
Costs of products sold	1.5	98.2	64.5	(5.6)	158.6

Manufacturing margins	(1.5)	22.3	17.9	—	38.7

Other costs and expenses
Selling and administrative	5.9	13.3	15.7	—	34.9
Restructuring costs	—	.9	.6	—	1.5
Other expense (income) — net	—	(.5)	.2	—	(.3)

Total other costs and expenses	5.9	13.7	16.5	—	36.1

Operating earnings (loss)	(7.4)	8.6	1.4	—	2.6
Other non-operating expense (income)
Intercompany management fees	(3.2)	3.2	—	—	—
Intercompany interest	(14.6)	10.4	4.2	—	—
Equity in (earnings) losses of subsidiaries	2.8	.7	—	(3.5)	—
Other intercompany transactions	—	.1	(.1)	—	—

Total other non-operating expense (income)	(15.0)	14.4	4.1	(3.5)	—

Earnings (loss) from continuing operations before interest and income taxes	7.6	(5.8)	(2.7)	3.5	2.6

Interest income (expense) — net	(8.0)	.3	(.2)	—	(7.9)

Earnings (loss) from continuing operations before income taxes	(.4)	(5.5)	(2.9)	3.5	(5.3)

Provision (benefit) for income taxes	—	.2	(5.1)	—	(4.9)

Earnings (loss) from continuing operations	(.4)	(5.7)	2.2	3.5	(.4)

Discontinued operations net of income taxes	.3	—	—	—	.3

Net earnings (loss)	$(.1)	$(5.7)	$2.2	$3.5	$(.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Operations
	Six Months Ended June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$241.1	$157.7	$(11.2)	$387.6
Cost of products sold	2.1	199.9	122.6	(11.2)	313.4

Manufacturing margins	(2.1)	41.2	35.1	—	74.2

Other costs and expenses
Selling and administrative	12.1	26.8	31.3	—	70.2
Restructuring costs	.3	1.2	2.4	—	3.9
Other expense (income) — net	—	(.9)	.4	—	(.5)

Total other costs and expenses	12.4	27.1	34.1	—	73.6

Operating earnings (loss)	(14.5)	14.1	1.0	—	.6
Other non-operating expense (income)
Intercompany management fees	(6.4)	6.4	—	—	—
Intercompany interest	(28.7)	20.5	8.2	—	—
Equity in (earnings) losses of subsidiaries	15.8	(.2)	—	(15.6)	—
Other intercompany transactions	—	.5	(.5)	—	—

Total other non-operating expense (income)	(19.3)	27.2	7.7	(15.6)	—

Earnings (loss) from continuing operations before interest and income taxes	4.8	(13.1)	(6.7)	15.6	.6

Interest income (expense) — net	(15.9)	.5	(.2)	—	(15.6)

Earnings (loss) from continuing operations before income taxes	(11.1)	(12.6)	(6.9)	15.6	(15.0)

Provision (benefit) for income taxes	—	.4	(4.3)	—	(3.9)

Earnings (loss) from continuing operations	(11.1)	(13.0)	(2.6)	15.6	(11.1)

Discontinued operations net of income taxes	.2	—	—	—	.2

Net earnings (loss)	$(10.9)	$(13.0)	$(2.6)	$15.6	$(10.9)

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Balance Sheet

	June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(4.5)	$4.6	$31.2	$—	$31.3
Notes and accounts receivable (excluding intercompany receivables)	.4	58.0	57.1	—	115.5
Inventories	—	98.6	74.5	—	173.1
Other current assets	12.2	13.8	21.7	—	47.7
Intercompany receivables (payables)	(332.0)	220.0	114.3	(2.3)	—

Total current assets	(323.9)	395.0	298.8	(2.3)	367.6

Property, plant and equipment — net	.9	51.3	58.6	—	110.8
Goodwill	—	53.6	34.8	—	88.4
Investment in subsidiaries	192.7	(2.6)	(15.9)	(174.2)	—
Intercompany advances — net	543.4	(372.1)	(171.3)	—	—
Other noncurrent assets	21.3	41.8	25.1	—	88.2

Total assets	$434.4	$167.0	$230.1	$(176.5)	$655.0

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$29.2	$—	$3.0	$—	$32.2
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	2.6	33.2	42.6	—	78.4
Advance billings and deposits	—	17.3	9.7	—	27.0
Accrued and other current liabilities	22.4	15.7	37.9	—	76.0

Total current liabilities	55.4	66.2	94.2	—	215.8

Long-term accrued liabilities	176.8	4.0	50.7	—	231.5
Long-term debt	227.0	—	5.5	—	232.5

Total liabilities	459.2	70.2	150.4	—	679.8

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred stock	117.6	—	—	—	117.6
Common shares	.1	25.4	12.7	(38.1)	.1
Capital in excess of par value	353.5	196.0	57.7	(253.7)	353.5
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(397.5)	(152.6)	33.7	118.9	(397.5)
Accumulated other comprehensive income (loss)	(105.0)	28.0	(24.4)	(3.6)	(105.0)

Total shareholders’ equity (deficit)	(24.8)	96.8	79.7	(176.5)	(24.8)

Total liabilities and shareholders’ equity (deficit)	$434.4	$167.0	$230.1	$(176.5)	$655.0

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Balance Sheet

	December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$(.7)	$4.2	$35.0	$—	$38.5
Notes and accounts receivable (excluding intercompany receivables)	.4	63.5	50.6	—	114.5
Inventories	—	105.3	65.4	—	170.7
Other current assets	11.3	11.1	19.5	—	41.9
Intercompany receivables (payables)	(333.3)	221.1	114.5	(2.3)	—

Total current assets	(322.3)	405.2	285.0	(2.3)	365.6

Property, plant and equipment — net	1.1	53.1	60.1	—	114.3
Goodwill	—	53.1	34.2	—	87.3
Investment in subsidiaries	216.7	(5.1)	(15.9)	(195.7)	—
Intercompany advances — net	514.6	(354.6)	(160.0)	—	—
Other noncurrent assets	22.0	42.3	19.0	—	83.3

Total assets	$432.1	$194.0	$222.4	$(198.0)	$650.5

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$23.2	$—	$2.3	$—	$25.5
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	5.5	37.2	35.1	—	77.8
Advance billings and deposits	—	17.7	6.7	—	24.4
Accrued and other current liabilities	22.6	18.3	41.7	—	82.6

Total current liabilities	52.5	73.2	86.8	—	212.5

Long-term accrued liabilities	173.7	4.1	48.7	—	226.5
Long-term debt	227.2	—	5.6	—	232.8

Total liabilities	453.4	77.3	141.1	—	671.8

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	116.1	—	—	—	116.1
Common shares	.1	25.4	12.7	(38.1)	.1
Capital in excess of par value	351.5	196.0	56.3	(252.3)	351.5
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(381.9)	(130.6)	36.3	94.3	(381.9)
Accumulated other comprehensive income (loss)	(113.6)	25.9	(24.0)	(1.9)	(113.6)

Total shareholders’ equity (deficit)	(21.3)	116.7	81.3	(198.0)	(21.3)

Total liabilities and shareholders’ equity (deficit)	$432.1	$194.0	$222.4	$(198.0)	$650.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(.1)	$(5.7)	$2.2	$3.5	$(.1)
Discontinued operations net of income taxes	(.3)	—	—	—	(.3)
Operating activities providing (using) cash Depreciation and amortization	—	2.3	1.8	—	4.1
Restructuring costs	(.2)	.7	(.3)	—	.2
Equity in (earnings) losses of subsidiaries	7.4	.7	—	(8.1)	—
Distributions from equity subsidiaries	—	(4.6)	—	4.6	—
Deferred income taxes	—	—	(5.8)	—	(5.8)
Working capital changes
Notes and accounts receivable	—	2.1	(7.1)	—	(5.0)
Inventories	—	4.3	(6.5)	—	(2.2)
Other current assets	(2.0)	(1.3)	(1.4)	—	(4.7)
Trade accounts payable	(.5)	3.2	5.7	—	8.4
Other current liabilities	(6.3)	(.5)	3.5	—	(3.3)
Decrease (increase) in other noncurrent assets	.5	(.2)	.5	—	.8
Increase in long-term accrued liabilities	2.9	.2	.1	—	3.2
Other — net	.7	(1.3)	1.4	—	.8

Net cash provided (used) by operating activities	2.1	(.1)	(5.9)	—	(3.9)
Investing activities cash flows
Capital expenditures	—	(1.2)	(.9)	—	(2.1)
Net disposal of property, plant and equipment	—	.1	—	—	.1

Net cash used by investing activities	—	(1.1)	(.9)	—	(2.0)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.1)	—	(.2)
Increase in short-term borrowings	1.1	—	1.2	—	2.3
Dividends paid	—	—	—	—	—

Net cash provided by financing activities	1.0	—	1.1	—	2.1
Intercompany receivables and payables	5.0	(4.5)	(.5)	—	—
Intercompany advances	(8.9)	6.5	2.4	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	.4	—	.6

Increase (decrease) in cash and cash equivalents	(.8)	1.0	(3.4)	—	(3.2)
Cash and cash equivalents at beginning of period	(3.7)	3.6	34.6	—	34.5

Cash and cash equivalents at end of period	$(4.5)	$4.6	$31.2	$—	$31.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(10.9)	$(13.0)	$(2.6)	$15.6	$(10.9)
Discontinued operations net of income taxes	(.2)	—	—	—	(.2)
Operating activities providing (using) cash
Depreciation and amortization	.1	4.5	3.5	—	8.1
Restructuring costs	.1	.9	(.5)	—	.5
Equity in (earnings) losses of subsidiaries	24.8	(.2)	—	(24.6)	—
Distributions from equity subsidiaries	—	(9.0)	—	9.0	—
Deferred income taxes	—	—	(5.8)	—	(5.8)
Working capital changes
Notes and accounts receivable	—	5.9	(6.0)	—	(.1)
Inventories	—	6.8	(9.3)	—	(2.5)
Other current assets	(.8)	(2.7)	(1.9)	—	(5.4)
Trade accounts payable	(2.8)	(4.1)	7.2	—	.3
Other current liabilities	(.4)	(3.8)	(.2)	—	(4.4)
Decrease (increase) in other noncurrent assets	.9	(.2)	1.4	—	2.1
Increase in long-term accrued liabilities	4.6	.1	1.5	—	6.2
Other — net	1.4	(1.3)	1.4	—	1.5

Net cash provided (used) by operating activities	16.8	(16.1)	(11.3)	—	(10.6)
Investing activities cash flows
Capital expenditures	—	(2.2)	(1.5)	—	(3.7)
Net disposal of property, plant and equipment	—	.1	.1	—	.2

Net cash used by investing activities	—	(2.1)	(1.4)	—	(3.5)
Financing activities cash flows
Repayments of long-term debt	(.2)	—	(.2)	—	(.4)
Increase in short-term borrowings	5.9	—	.7	—	6.6
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided by financing activities	5.6	—	.5	—	6.1
Intercompany receivables and payables	(1.4)	1.4	—	—	—
Intercompany advances	(24.8)	17.0	7.8	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	.6	—	.8

Increase (decrease) in cash and cash equivalents	(3.8)	.4	(3.8)	—	(7.2)
Cash and cash equivalents at beginning of period	(.7)	4.2	35.0	—	38.5

Cash and cash equivalents at end of period	$(4.5)	$4.6	$31.2	$—	$31.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Three Months Ended June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(14.2)	$(3.2)	$(7.9)	$11.0	$(14.3)
Operating activities providing (using) cash Depreciation and amortization	—	2.6	1.6	—	4.2
Restructuring costs	—	.4	2.8	—	3.2
Equity in (earnings) losses of subsidiaries	10.4	4.5	—	(14.9)	—
Distributions from equity subsidiaries	—	(3.9)	—	3.9	—
Deferred income taxes	—	—	.6	—	.6
Working capital changes
Notes and accounts receivable	.2	(2.6)	4.2	—	1.8
Inventories	—	(4.0)	(1.9)	—	(5.9)
Other current assets	.2	1.1	.5	—	1.8
Trade accounts payable	(.5)	(1.1)	(1.4)	—	(3.0)
Other current liabilities	(7.5)	(1.0)	.3	—	(8.2)
Decrease (increase) in other noncurrent assets	7.5	.3	(.1)	—	7.7
Increase (decrease) in long-term accrued liabilities	1.7	(.1)	2.1	—	3.7
Other — net	.5	.3	(.4)	—	.4

Net cash provided (used) by operating activities	(1.7)	(6.7)	.4	—	(8.0)
Investing activities cash flows
Capital expenditures	—	(2.3)	(1.6)	—	(3.9)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(2.3)	(1.6)	—	(3.9)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.3)	—	(.4)
Increase (decrease) in short-term borrowings	8.0	—	(.1)	—	7.9
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	7.8	—	(.4)	—	7.4
Intercompany receivables and payables	(5.2)	7.2	(2.0)	—	—
Intercompany advances	.6	(1.3)	.7	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	1.5	—	1.8

Increase (decrease) in cash and cash equivalents	1.5	(2.8)	(1.4)	—	(2.7)
Cash and cash equivalents at beginning of period	(2.5)	9.0	38.1	—	44.6

Cash and cash equivalents at end of period	$(1.0)	$6.2	$36.7	$—	$41.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)

Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(23.8)	$(6.4)	$(8.9)	$15.2	$(23.9)
Operating activities providing (using) cash
Depreciation and amortization	.1	5.1	3.1	—	8.3
Restructuring costs	—	.4	3.3	—	3.7
Equity in (earnings) losses of subsidiaries	17.6	4.7	—	(22.3)	—
Distributions from equity subsidiaries	—	(7.1)	—	7.1	—
Deferred income taxes	—	—	.5	—	.5
Working capital changes
Notes and accounts receivable	.2	(4.8)	5.2	—	.6
Inventories	—	(9.4)	(3.2)	—	(12.6)
Other current assets	1.0	.6	.1	—	1.7
Trade accounts payable	(1.9)	4.6	2.8	—	5.5
Other current liabilities	(7.5)	5.5	(.3)	—	(2.3)
Decrease (increase) in other noncurrent assets	7.8	.4	(.7)	—	7.5
Increase (decrease) in long-term accrued liabilities	4.6	(.1)	1.8	—	6.3
Other — net	1.0	.4	(.4)	—	1.0

Net cash provided (used) by operating activities	(.9)	(6.1)	3.3	—	(3.7)
Investing activities cash flows
Capital expenditures	—	(4.7)	(2.9)	—	(7.6)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(4.7)	(2.9)	—	(7.6)
Financing activities cash flows
Repayments of long-term debt	(.2)	—	(.8)	—	(1.0)
Increase in short-term borrowings	5.8	—	.3	—	6.1
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	5.5	—	(.5)	—	5.0
Intercompany receivables and payables	3.2	(1.5)	(1.7)	—	—
Intercompany advances	(8.2)	7.4	.8	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	2.2	—	2.5

Increase (decrease) in cash and cash equivalents	(.4)	(4.6)	1.2	—	(3.8)
Cash and cash equivalents at beginning of period	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of period	$(1.0)	$6.2	$36.7	$—	$41.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2006.
     Our shareholders approved a one-for-ten reverse stock split of shares of our common shares and 4% Cumulative Preferred Stock at the May 2, 2007 annual shareholders meeting. The reverse split of common shares became effective on May 16, 2007. All per-share amounts reflect the reverse stock split for all periods discussed herein.
Operating Results
     In the second quarter of 2007, we generated new orders of $202 million compared to $200 million in the second quarter of last year, while sales of $197 million decreased 7%. We had a slight net loss for the quarter of $.1 million, or $.50 per share, compared to a net loss of $14.3 million, or $3.45 per share, for the same period last year. Despite the effect of lower sales volume, our net loss significantly improved due to benefits from our cost efficiency initiatives, better pricing, lower restructuring costs and lower trade show costs, as well as to a tax benefit related to the completion of a technical analysis regarding the deductibility of interest expense in a non-U.S. jurisdiction. Restructuring costs were $1.5 million in the second quarter 2007 compared to $8.8 million in the second quarter 2006. Our second quarter manufacturing margins improved to 19.6% compared to 19.1% a year ago.
     In the second quarter 2007, we used $3.9 million of cash in our operations due principally to a semi-annual interest payment. In the second quarter 2006, we used $8.0 million in net cash for our operations. Cash on hand at the end of the quarter was $31 million, and we had approximately $33 million available for borrowing under our asset-based revolving credit facility. We strive to continue to improve our working capital management, with a focus on inventory and customer receivables net of trade payables and advance deposits. At June 30, 2007, the net position of these assets and liabilities declined from March 31, 2007 and was up slightly compared to December 31, 2006.
Outlook
     Backlog in our machinery businesses grew by $5 million in the second quarter 2007 following growth of $21 million in the first quarter. Backlog at June 30, 2007 was $132 million, or 24% higher than a year ago. Our increased backlog positions us to show quarterly improvement in sales and earnings in the second half of the year. Outside of North America, we are demonstrating good growth in virtually all of our major markets. And, in North America, we are dealing with the current downturn through cost reductions and other measures, all the while maintaining the resources needed to take advantage of an eventual recovery. Despite weakness in the North America market, we project global sales growth of approximately 3% for 2007 with all of the increase coming from outside North America. With the benefits that we are deriving from our cost reduction initiatives, as well as an anticipated rise in shipments in the second half of the year, we expect to see continued quarterly improvement in margins and net earnings.
Presence Outside the U.S.
     In the first half of 2007, almost half of our sales were in markets outside the U.S. Markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Asia 9%; Canada and Mexico 6%; and the rest of the world 5%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as our consolidated shareholders’ equity. In the first half of 2007, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2006. As a result, we experienced favorable currency translation effects on new orders and sales of $11 million and $10 million, respectively, and there was a favorable effect on earnings of $.4 million.
     Between December 31, 2006 and June 30, 2007, the euro strengthened by approximately 2% against the U.S. dollar and caused the majority of a $4.8 million favorable foreign currency translation adjustment in accumulated other comprehensive loss. If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
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
     At December 31, 2006, we had a U.S. federal net operating loss carryforward of $161 million, which will expire between 2023 and 2027. Deferred tax assets related to this loss carryforward, as well as to our federal tax credit carryforward of $16 million and additional state and local loss carryforwards of $8 million, totaled $80 million. Additional deferred tax assets totaling approximately $98 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2027. Due to a change in Ohio income/franchise tax law signed by the governor on June 30, 2005, the corporate income/franchise tax is being phased out ratably over the years 2006 through 2010. As a result of the legislative change, the benefit of our Ohio net operating loss carryforward will also be phased out.
     In June 2004, we issued Series B Preferred Stock to Glencore Finance AG and Mizuho International plc. This transaction caused an “ownership change” as defined by the Internal Revenue code and regulations and will substantially delay the timing of the utilization of certain of the pre-change U.S. loss carryforwards and other tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
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
     As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. We continue to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. At December 31, 2006, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. The review of our qualified tax planning strategies at June 30, 2007 resulted in no change to the amount thereof and therefore no change in the amount of valuation allowances otherwise required.
     We will continue to reassess our conclusions regarding qualified tax planning strategies and their effect on the amount of valuation allowances that are required on a quarterly basis. This could result in an increase or decrease in income tax expense and a corresponding decrease or increase in shareholders’ deficit in the period of the change.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $4.9 million in the first half of 2007. The $4.9 million is comprised of an increase of $5.6 million as a result of losses without current tax benefits and a $.7 million decrease related to the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions during the second quarter and year to date ended June 30, 2007. However, a significant tax benefit was recorded during the second quarter as a result of the completion of a technical analysis related to the deductibility of interest expense in a non-U.S. jurisdiction. This change allows us to deduct, beginning in 2007, certain interest from the prior three years which was previously considered non-deductible. This resulted in a second quarter net benefit for income taxes of $4.9 million and a benefit of $3.9 million for the six month period ended June 30, 2007. For the second quarter of 2006 and the first half of the year, the provisions for income taxes were $.9 million and $1.8 million, respectively.
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
New Orders and Sales
     In the second quarter of 2007, consolidated new orders totaled $202 million compared to $200 million in 2006. Consolidated sales were $197 million in 2007 and $211 million in 2006. The increase in new orders was driven by machinery orders in Europe and metalworking fluids orders, offset in part by a decrease in the North America markets for injection molding equipment and related tooling and supplies. The decrease in sales was driven by the softness in the North America markets for injection molding equipment and related tooling and supplies. Favorable foreign currency translation effects of $5 million for the quarter benefited both new orders and sales.
     In the first six months of 2007, consolidated new orders were $410 million while consolidated sales totaled $388 million. In the comparable period of 2006, new orders and sales were $425 million and $414 million, respectively. New orders for machinery in Europe increased $10 million, including $6 million of favorable foreign currency translation effects, while European machinery sales were relatively flat with the first six months of 2006. New orders and sales for industrial fluids increased $3 million in 2007. The declines in new orders and sales were primarily in the North American injection molding machinery and related parts and services and mold components businesses. As measured in U.S. dollars, favorable foreign currency translation effects added $11 million to new orders and $10 million to sales for the first six months of 2007 compared to last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
     Export orders from the U.S. were $26 million in the second quarter of 2007 compared to $23 million in 2006. Export sales from the U.S. totaled $22 million in 2007 and $20 million in 2006. For the first six months of 2007, export orders were $44 million and export sales were $40 million. In the comparable period of 2006, export orders totaled $41 million while export sales were $36 million. Sales of all segments to non-U.S. markets, including exports, totaled $100 million in the second quarter of 2007 compared to $89 million in 2006. Non-U.S. sales totaled $190 million in the first six months of 2007 and $176 million in the comparable period of 2006. For the first two quarters of 2007 and 2006, products sold outside the U.S. were approximately 49% and 42% of sales, respectively.
     Our backlog of unfilled orders at June 30, 2007 was $132 million, compared to $106 million at December 31, 2006 and $107 million at June 30, 2006.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 19.6% for the second quarter of 2007 compared to 19.1% for the second quarter 2006 which included a .2% effect of restructuring costs related to product line discontinuation. For the first six months of 2007, the consolidated manufacturing margin was 19.1%, or 1.1% higher than in the same period in 2006. Margins benefited from the full effect of pricing actions taken in 2006 and from operational cost savings from restructuring and global sourcing initiatives. Margins also benefited from a more favorable mix of products sold as our overall sales declined. Pension expense for our defined pension plan for certain U.S. employees and retirees related to cost of goods sold was $3.8 million in 2007 and was $5.0 million in 2006.
     In the second quarter of 2007, total selling and administrative expense was $34.9 million compared to $38.3 million in the equivalent period of 2006. Selling expense was $27.6 million, or 14.0% of sales, compared to $30.8 million, or 14.6% of sales, in the second quarter 2006. The improvement was primarily related to lower trade show costs as 2006 included $3.2 million related to the tri-annual NPE show. Administrative expense decreased by $.2 million to $7.3 million in the quarter. Costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404), which are included in administrative expense, were $.5 million in 2007 and $1.1 million in 2006.
     For the first six months of 2007, total selling and administrative expense was $70.2 million compared to $72.5 million in 2006. As a percentage of sales, selling expense was 14.2% in 2007 and 13.7% in 2006. Selling expense as a percentage of sales continued to experience upward pressure from sales declines despite the savings from lower trade show costs. Administrative expense decreased by $.8 million including a $1.4 million reduction in SOX-404 costs.
     Other expense-net was income of $.3 million in the second quarter of 2007 and income of $.9 million in the comparable period of 2006. For the first six months of 2007 and 2006, other expense-net was income of $.5 million and $1.0 million, respectively. The first six months of 2007 includes income of $.5 million related to equity investment income in non-consolidated entities. The 2006 amounts include a $1.4 million benefit related to changes in Ohio tax law.
     Interest expense net of interest income was $7.9 million in the second quarters of both 2007 and 2006. In the first six months of 2007, interest expense net of interest income was $15.6 million compared to $15.5 million in the equivalent period of 2006.
Restructuring Costs
     Certain of the restructuring actions undertaken in recent years are discussed in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs.” These initiatives include U.S. plastics machinery headcount reductions, the reorganization of our injection molding machine manufacturing facility in Germany, the consolidation of the machinery technologies — Europe segment’s sales offices and the reorganization of the mold technologies segment’s operations in both North America and Europe. In total, these actions resulted in restructuring costs of $3.9 million in the first half of 2007 and $9.4 million in the comparable period of 2006. Cash costs were $5.2 million in 2007 and $6.2 million in 2006.
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2006, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
are used. In 2006, we recorded expense related to this plan of $12.8 million, including $6.8 million in the first two quarters. For 2007, we currently expect to record expense for this plan of approximately $11 million, of which $5.5 million was recorded in the first two quarters.
     Pension expense for the second quarter and first half of 2007 includes a charge of $.9 million for supplemental retirement benefits on a temporary early retirement program. Including this amount, expense for all defined benefit pension plans increased by $.1 million in the second quarter of 2007 compared to the second quarter of 2006 and decreased by $.5 million compared to the first half of 2006. Expense for all defined benefit pension plans for the six months ended June 30, 2007, was $8.5 million compared to $9.0 million in the same period in 2006. Despite the charge for supplemental retirement benefits, expense in the first half of 2007 improved due primarily to a higher level of plan assets related to $32.1 million of contributions in 2006 to the funded defined benefit plan for certain U.S. employees and retirees and a 25 basis point increase in the plan’s discount rate from 5.75% to 6.00%. As discussed more fully elsewhere herein, the decrease in expense for the funded plan for U.S. employees in 2007 is favorably affecting margins, selling and administrative expense and operating earnings.
     We will not be required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2007. The contribution required for 2008 is estimated at $35 million to $40 million with approximately $20 million being due in September 2008. Contributions will also be required in 2009 and beyond but cannot be reasonably estimated at this time due to the number of variables and unknown factors which affect the calculation.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q. Segment operating earnings and losses as discussed below do not include restructuring costs.
     Machinery technologies — North America — In the second quarter of 2007, the machinery technologies — North America segment had new orders and sales of $90 million and $92 million, respectively. In the comparable period of 2006, new orders totaled $93 million while sales were $107 million. New orders and sales declined as the North American market for injection molding machines was severely impacted, both directly and indirectly, by continued weakness in the automotive sector. Offsetting this decline in part were increases in sales of extrusion and blow molding systems as well as a sales increase in our injection molding unit in India. Backlog at June 30, 2007 was $69 million, or $13 million above the same date last year. Sales of extrusion and blow molding machinery increased $1 million and $3 million, respectively, over the second quarter of 2006. Despite the sales decrease, the segment’s operating profit improved to $4.9 million in 2007 from $4.5 million in 2006. The increased profitability was due principally to cost saving efforts and lower trade show costs. The segment’s SOX-404 costs were $.1 million in 2007 and $.3 million in 2006. Restructuring costs, which are not included in the segment’s operating profit, were $.9 million in the second quarter of 2007 and $.5 million in 2006. The 2007 amount relates entirely to supplemental early retirement benefits offered to certain employees. Pension expense was $2.5 million in the second quarter of 2007 compared to $3.0 million last year.
     For the first six months of 2007, the machinery technologies — North America segment had new orders of $188 million and sales of $183 million compared to orders of $207 million and sales of $201 million in the comparable period of the prior year. The decreases for the first six months 2007 were driven by the lower demand for injection molding machinery from automaker suppliers and an influx of used machinery to the marketplace, the effect of which were partially offset by increases in extrusion systems, blow molding systems and by higher sales in our India injection molding unit. The segment’s operating profit was $6.7 million in the six months ended June 30, 2007 compared to $5.9 million in 2006. Despite lower sales, the segment’s profitability improved due to cost savings efforts, lower trade show costs and an improved mix of sales. Pension expense, for our defined pension plan for certain U.S. employees and retirees, decreased by $1.1 million compared to the first half of 2006. In the first two quarters of 2007, restructuring costs were $.9 million compared to $.6 million in 2006.
     Machinery technologies — Europe — In the second quarter of 2007, the machinery technologies — Europe segment had new orders of $45 million, an increase of $2 million from 2006. The segment’s sales were $40 million in both 2007 and 2006. Foreign currency translation effects provided $2 million to both new orders and sales for the quarter compared to prior year. Backlog grew $6 million compared to the first quarter 2007 and is $18 million higher than the fourth quarter 2006. Principally due to the benefits of our cost efficiency initiatives and to price improvements, the segment had operating earnings of $.3 million in the second quarter of 2007 compared to an operating loss of $1.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
million in the second quarter of 2006. The segment had restructuring costs of $.3 million in 2007 compared to $2.6 million last year.
     The machinery technologies — Europe segment had new orders of $92 million in the first six months of 2007 compared to $83 million of orders in the same period of 2006. The segment’s sales totaled $75 million in the first six months of 2007 and $76 million in 2006. Favorable foreign currency translation effects benefited new orders by $6 million and sales by $5 million. The segment had an operating loss $.9 million in the first six months of 2007 compared to a loss of $3.6 million in 2006. The full effects of cost efficiency initiatives and price improvements drove the reduction in the segment’s loss. Restructuring costs totaled $1.7 million in 2007. In 2006, restructuring costs were $5.8 million and included the reorganization of the Malterdingen facility in Germany and the consolidation of sales offices in Europe.
     Mold technologies — New orders in the mold technologies segment were $37 million in the second quarter of 2007 compared to $39 million in 2006 and sales were $36 million in the second quarter 2007 compared to $39 million in 2006. While orders and sales both benefited modestly from currency translation effects, the decreases in orders and sales related principally to softness in the segment’s North American markets, particularly in automotive and related tool-and-die and moldmaking sectors. Orders and sales each increased $1 million in Europe. Due primarily to lower sales offset in part by savings related to recent restructuring initiatives, the segment incurred a net operating loss of $.8 million for the quarter compared to a $.3 million operating profit in 2006. SOX-404 costs decreased $.2 million from last year. Restructuring expense was $.3 million in the second quarter 2007 and $2.6 million in the second quarter 2006.
     The mold technologies segment had new orders of $73 million in the first six months of 2007 compared to $82 million in the first six months of 2006. Sales in the first half of 2007 were $74 million compared to $83 million for the first half of 2006. Favorable currency translation effects provided an additional $2 million of new orders and sales as measured in U.S. dollars compared to 2006. As was the case in the second quarter, reduced business volume in North America accounted for most of the decreases in orders and sales. Due primarily to lower sales, the segment had an operating loss of $.5 million in 2007 compared to an operating profit of $2.2 million in 2006. Restructuring costs were $1.2 million in 2007 compared to $2.9 million in 2006.
     Industrial fluids — The industrial fluids segment had new orders and sales of $32 million each in the second quarter of 2007 and $29 million each in 2006. In 2007, orders and sales benefited from $1 million of foreign currency translation effects. Volume as measured in gallons- or liters-shipped increased in Europe, but declined in North America. The segment’s operating profit increased by $.3 million to $3.2 million for the second quarter 2007 due to better pricing offset in part by higher costs related to product liability litigation. Restructuring costs were $.1 million in both 2007 and 2006 and related to the closure of two small fluids blending facilities.
     For the first six months of 2007, the industrial fluids segment had new orders and sales of $62 million each compared to $59 million each in 2006. The increases were principally due to the full effect of 2006 price increases and to $2 million of favorable foreign currency translation effects. Units shipped decreased in North America but increased in Europe. The segment’s operating profit increased from $4.8 million in 2006 to $6.5 million in 2007. The improvement in profitability resulted from higher sales revenues as well as a decrease in insurance costs for product liability litigation. Results also benefited from slightly lower pension expense and SOX-404 compliance costs.
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the second quarter of 2007 was $5.3 million, including restructuring costs of $1.5 million, compared to a pretax loss of $13.4 million in 2006, including restructuring costs of $8.8 million. For the first six months of 2007, our pretax loss was $15.0 million, which includes restructuring costs of $3.9 million. In the comparable period of 2006, our pretax loss was $22.1 million, which includes restructuring costs of $9.4 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgements — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the second quarter of 2007. However, results for the quarter include a significant tax benefit from the previously discussed technical analysis and tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter net benefit for income taxes of $4.9 million. In the second quarter of 2006, the provision for income taxes was $.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
     For the six months of 2007, the benefit for income taxes was $3.9 million compared to a $1.8 million provision for income taxes in the first six months of 2006.
Loss From Continuing Operations
     In the second quarter of 2007, our loss from continuing operations was $.4 million, or $.55 per share. In 2006, the loss from continuing operations was $14.3 million, or $3.45 per share. For the six month period ended June 30, 2007, the loss from continuing operations was $11.1 million, or $3.21 per share. Our loss for the equivalent period of 2006 was $23.9 million, or $5.94 per share.
Discontinued Operations
     In the second quarter of 2007 and for the six months ended June 30, 2007, results of discontinued operations represent income of $.3 million and $.2 million, respectively, from adjustments of reserves related to prior divestitures.
Net Loss
     Including restructuring costs and discontinued operations, we had a net loss of $.1 million, or $.50 per share, in the second quarter of 2007. In the second quarter of 2006, we had a net loss including restructuring costs of $14.3 million, or $3.45 per share. In the first two quarters of 2007, we had a net loss of $10.9 million, or $3.18 per share, compared to a net loss of $23.9 million, or $5.94 per share, in the comparable period of 2006.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At June 30, 2007, we had outstanding forward contracts totaling $9.4 million. At December 31, 2006, outstanding forward contracts totaled $.6 million and at June 30, 2006, we had outstanding forward contracts totaling $10.6 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at June 30, 2007, December 31, 2006 and June 30, 2006 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At June 30, 2007, we had fixed rate debt of $229 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $38 million. At December 31, 2006, our fixed rate debt totaled $230 million and our floating rate debt totaled $31 million. As a result of these factors, a portion of annual interest expense and financing fees fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.
     On December 14, 2006, we terminated a $50 million (notional amount) interest rate swap in connection with our entering into a new asset based lending facility. The interest rate swap had effectively converted a portion of fixed-rate debt into a floating-rate obligation and was intended to achieve a better balance between fixed-rate and floating-rate debt.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     One of our non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($13.5 million) of accounts receivable. At June 30, 2007 and December 31, 2006, the gross amounts of accounts receivable that had been sold under the agreement totaled $7.6 million and $9.0 million, respectively.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At June 30, 2007 and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
December 31, 2006, our maximum exposure under these arrangements totaled $5.0 million and $5.9 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.
Contractual Obligations
     Our contractual obligations for 2007 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Obligations for 2007 and beyond and have not changed materially as of June 30, 2007 except as noted below.
     Effective January 1, 2007, the company adopted FIN No. 48 which resulted in a de minimis cumulative effect adjustment to opening accumulated deficit and accrued taxes. The gross amount of uncertain tax benefits of $5.4 million at June 30, 2007 includes approximately $1.5 million of uncertain and unrecognized tax benefits, which were resolved during July, 2007 and which will not result in cash payments.
Liquidity and Sources of Capital
     At June 30, 2007, we had cash and cash equivalents of $31.3 million, a decrease of $7.2 million from December 31, 2006. Substantially all of the cash was held in foreign accounts in support of our operations outside of North America. Were any non-U.S. cash to be repatriated, it could trigger withholding taxes in foreign jurisdictions.
     Operating activities used $4 million of cash in the second quarter of 2007 compared to using $8 million of cash in 2006. Cash usage in 2007 was due principally to the semi-annual interest payment on the 11 1/2% Senior Secured Notes due 2011 and increases to accounts receivable, inventory and other current assets. These usages of cash were partially offset by increases in advance deposits, trade payables and long-term liabilities. The use of cash in 2006 was due to our net loss, the semi-annual interest payment, a reduction in current liabilities and an increase in inventories in support of NPE, the combined effects of which were partially offset by a liquidation of investments intended to fund nonqualified retirement benefits for executives. This liquidation of assets was used to help fund a $30 million voluntary contribution to the qualified U.S. pension plan in the third quarter of 2006.
     For the six months of 2007, operating activities used $11 million of cash compared to a $4 million use of cash in 2006. The use of cash in the first half of 2007 was due principally to our net loss, the semi-annual interest payment, and increases in current assets and inventory. An increase in long-term accrued liabilities and a decrease in other noncurrent assets partially offset these uses of cash. For 2006 the use of cash was due principally to an increase in inventories in support of NPE, our net loss and to reductions in certain current liabilities.
     Investing activities used $2 million of cash in the second quarter of 2007 and $4 million of cash in the comparable period of 2006. In both years, the usage of cash was due almost entirely to capital expenditures.
     For the first six months of 2007, investing activities used $4 million of cash for capital expenditures. In the first six months of 2006, investing activities used $8 million for capital expenditures.
     In the second quarters of 2007 and 2006, financing activities provided $2 million and $7 million of cash, respectively, due principally to increased short-term borrowings.
     For the six months of 2007, financing activities provided $6 million of cash and in the comparable period of 2006, financing activities provided $5 million of cash. In both periods, the cash provided was due principally to increased short-term borrowings, offset in part by repayments of long-term debt and dividends on our 4% Cumulative Preferred Stock.
     Our current ratio was 1.7 at June 30, 2007 and December 31, 2006.
     Total debt was $267 million at June 30, 2007 compared to $261 million at December 31, 2006.
     Total shareholders’ equity was a deficit of $25 million at June 30, 2007, an increase of $4 million from December 31, 2006. The increase in the deficit was due principally to the loss incurred in the first half of 2007 and, to a lesser degree, dividends on preferred stock. These effects were offset to some degree by favorable foreign currency translation adjustments due to the increased strength of the euro in relation to the dollar and to other comprehensive income related to postretirement benefit plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
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
     The availability of loans under our asset based facility is generally limited to a borrowing base equal to specified percentages of eligible U.S. and Canadian accounts receivable and U.S. inventory as well as permitted overadvances and is subject to other conditions to borrowing and limitations, including an excess availability reserve (the minimum required availability) of $10 million and other reserve requirements. The facility has a stated maturity of December 19, 2011.
     Based on the assets included in the borrowing base as of June 30, 2007, including a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $79 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)
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
     At June 30, 2007, we had additional borrowing capacity under the asset based facility of approximately $33 million, and we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $34 million, of which approximately $19 million was available under certain circumstances.
     Our debt and credit are rated by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). On June 7, 2007, S&P affirmed its ratings on our corporate credit at CCC+ and affirmed its outlook as developing. However, S&P lowered its ratings on our $225 million of Senior Secured Notes due 2011 to CCC-. From January 10, 2006, Moody’s rating of our Senior Secured Notes and our “corporate family” rating were Caa1 with a negative outlook.
     None of our debt instruments include rating triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential rating downgrades would not be expected to have a significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.
     We expect to generate positive cash flow from operating activities during 2007, which will be partially offset by approximately $10 million for capital expenditures.
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
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2007 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to successfully complete the implementation of our new Enterprise Resource Planning (ERP) system without significant business interruption;

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2006 and products introduced and expected to be introduced in 2007;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in market valuations of pension plan assets and/or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 3 is included in Item 2 of Part I of this Form 10-Q.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s second quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the second quarter of 2007 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations. There have been no material changes in the matters included in our Form 10-K during the first six months of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and requisitions for the quarter ended June 30, 2007.

					(d) Maximum Number
				(c) Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
				Purchased as Part	Shares (or Units)
				of Publicly	that May Yet Be
			(b) Average Price	Announced Plans or	Purchased Under the
	(a) Total Number of Shares		Paid per Share (or	Programs	Plans or Programs
Period	(or Units) Purchased		Unit)	(1)	(1)
April 1— April 30, 2007	950	(2)	14.65
	956	(3)	6.50	—	—
May 1— May 31, 2007	222	(2)	12.96	—	—
June 1 — June 30, 2007	1,484	(2)	10.16
	104,550	(4)	42.95	—	—
Total	108,162		41.87	—	—

(1)	As of June 30, 2007, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents restricted shares forfeited by the grantee due to termination of employment

(3)	Represents restricted shares cancelled to cover withholding taxes due at vesting.

(4)	Represents restricted shares cancelled because specified financial targets were not achieved during the stipulated vesting period.

Item 3.	Defaults Upon Senior Securities
Dividends on our Series B Preferred Stock are accrued and in arrears. See the fifth paragraph of the “Shareholders’ Equity” note to the Consolidated Condensed Financial Statements which is incorporated by reference herein.

PART II Other Information

Item 4.	Submission of Matters to a Vote of Security Holders
(a) The annual meeting of shareholders of Milacron Inc. was held May 2, 2007
(b) The director nominee was elected
(c) The shareholders voted on the following matters:

Proposal and Vote Tabulation

	Votes For	Votes Against	Abstain	Non-Votes

Approval of the appointment of independent auditors Ernst & Young LLP	88,781,153	1,350,256	574,655	—

Proposal and Vote Tabulation

	Votes For	Votes Against	Abstain	Non-Votes

Amend our restated certificate of incorporation to effect a reverse stock split of our Common Stock and 4% Preferred Stock, decrease the number of authorized shares of our common stock and adjust certain provisions relating to our 4% Preferred Stock to account for the reverse stock split	84,484,574	5,720,123	503,743	—

Election of Directors

	Votes For	Votes Withheld

Director
Donald R. McIlnay	85,202,049	5,506,313

In addition, the holders of the 6% Series B Convertible Preferred Stock, voting separately as a class, elected the following directors: Steven N. Isaacs, Mark R. Jacobson, Thomas T. Thompson, Eric Schneider and Brent C. Williams with each individual receiving 32,857,143 Votes For and 0 Votes Withheld.

PART II	Other Information

Item 6. Exhibits
Exhibit(3)-	Certificate of Incorporation and Bylaws
Exhibit(4)-	Instruments Defining the Rights of Security Holders, Including Indentures
Exhibit(10)-	Material Contracts
Exhibit(11)-	Statement Regarding Computation of Per-Share Earnings
Exhibit(31)-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit(32)-	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.
Date: August 6, 2007	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: August 6, 2007	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President — Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.		Page
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession — not applicable
3.	(i) Articles of Incorporation
3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Milacron Inc.
— Incorporated by reference to the company’s Form 8-K filed on May 17, 2007
(ii) By-laws — not applicable
10.	Material Contracts — not applicable
11.	Statement Regarding Computation of Per-Share Earnings	59
15.	Letter Regarding Unaudited Interim Financial Information — not applicable
18.	Letter Regarding Change in Accounting Principles — not applicable
19.	Report Furnished to Security Holders — not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23.	Consent of Experts and Counsel — not applicable
24.	Power of Attorney — not applicable
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	60
	31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act	61
32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62
99.	Additional Exhibits — not applicable
Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of Milacron Inc.’s total consolidated assets.