Form 10-Q
period 2007-09-30
MILACRON INC
filed 2007-11-07
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2007:  5,548,229

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions, except share and per-share amounts)	2007	2006	2007	2006

Sales	$203.7	$209.1	$591.3	$622.6
Cost of products sold	163.5	169.8	476.9	509.0
Cost of products sold related to restructuring	—	.1	—	.5

Total cost of products sold	163.5	169.9	476.9	509.5

Manufacturing margins	40.2	39.2	114.4	113.1
Other costs and expenses
Selling and administrative	35.1	35.3	105.3	107.8
Restructuring costs	1.2	2.8	5.1	11.8
Change in preferred stock ownership costs	.5	—	.5	—
Other (income) expense — net	.4	.6	(.1)	(.4)

Total other costs and expenses	37.2	38.7	110.8	119.2

Operating earnings (loss)	3.0	.5	3.6	(6.1)
Interest
Income	.2	.3	.6	.7
Expense	(8.2)	(7.1)	(24.2)	(23.0)

Interest – net	(8.0)	(6.8)	(23.6)	(22.3)

Loss from continuing operations before income taxes	(5.0)	(6.3)	(20.0)	(28.4)
Provision (benefit) for income taxes	(.5)	.9	(4.4)	2.7

Loss from continuing operations	(4.5)	(7.2)	(15.6)	(31.1)
Discontinued operations net of income taxes	—	—	.2	—

Net loss	$(4.5)	$(7.2)	$(15.4)	$(31.1)

Net loss applicable to common shareholders	$(6.8)	$(9.5)	$(22.4)	$(38.1)

Income (loss) per common share — basic and diluted
Continuing operations	$(1.36)	$(1.97)	$(4.56)	$(7.90)
Discontinued operations	—	—	.03	—

Net loss	$(1.36)	$(1.97)	$(4.53)	$(7.90)

Weighted-average common shares outstanding assuming dilution (in thousands)	5,002	4,842	4,943	4,822
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Sept. 30,	Dec. 31,
(In millions, except par value)	2007	2006

Assets
Current assets
Cash and cash equivalents	$37.5	$38.5
Notes and accounts receivable, less allowances of $7.4 in 2007 and $7.3 in 2006	122.5	114.5
Inventories
Raw materials	9.2	7.6
Work-in-process and finished parts	104.1	88.4
Finished products	71.2	74.7

Total inventories	184.5	170.7
Other current assets	47.3	41.9

Total current assets	391.8	365.6
Property, plant and equipment — net	112.1	114.3
Goodwill	90.7	87.3
Other noncurrent assets	85.3	83.3

Total assets	$679.9	$650.5

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$29.1	$25.5
Long-term debt and capital lease obligations due within one year	2.3	2.2
Trade accounts payable	89.0	77.8
Advance billings and deposits	28.1	24.4
Accrued and other current liabilities	85.4	82.6

Total current liabilities	233.9	212.5
Long-term accrued liabilities	231.1	226.5
Long-term debt	232.5	232.8

Total liabilities	697.5	671.8

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred Stock	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2007 and 2006)	118.4	116.1
Common shares, $.01 par value (outstanding: 5.5 in 2007 and 5.2 in 2006)	.1	.1
Capital in excess of par value	354.7	351.5
Contingent warrants	.5	.5
Accumulated deficit	(404.3)	(381.9)
Accumulated other comprehensive loss	(93.0)	(113.6)

Total shareholders’ deficit	(17.6)	(21.3)

Total liabilities and shareholders’ deficit	$679.9	$650.5

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss) and Shareholders’ Deficit
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

4% Cumulative Preferred Stock
Balance at beginning and end of the period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	117.6	114.5	116.1	112.9
Beneficial conversion feature	.8	.8	2.3	2.4

Balance at end of period	118.4	115.3	118.4	115.3
Common shares and capital in excess of par value
Balance at beginning of period	353.6	350.7	351.6	348.5
Transfer of restricted stock liability balances to equity in connection with a new accounting standard	—	—	—	1.3
Effect of change in method of accounting for restricted stock forfeitures	—	—	—	(.1)
Restricted stock expense	.4	.2	1.4	.7
Reissuance of treasury shares	—	—	.1	—
Issuance of previously unissued shares	.8	.2	1.7	.7

Balance at end of period	354.8	351.1	354.8	351.1
Contingent warrants
Balance at beginning and end of the period	.5	.5	.5	.5
Accumulated deficit
Balance at beginning of period	(397.5)	(361.4)	(381.9)	(332.8)
Net loss for the period	(4.5)	(7.2)	(15.4)	(31.1)
Beneficial conversion feature related to 6% Series B
Convertible Preferred Stock	(.8)	(.8)	(2.3)	(2.4)
Dividends declared or accrued
4% Cumulative Preferred Stock	—	—	(.2)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)	(4.5)	(4.5)

Balance at end of period	(404.3)	(370.9)	(404.3)	(370.9)
Accumulated other comprehensive loss
Balance at beginning of the period	(105.0)	(129.9)	(113.6)	(140.2)
Foreign currency translation adjustments	7.9	1.8	12.7	12.3
Minimum pension liability adjustment	—	4.0	—	4.0
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.4)	—	(1.2)	—
Amortization of net unrecognized losses	2.6	—	7.6	—
Actuarial gain arising in the period not included in net periodic postretirement benefit costs	1.6	—	1.4	—
Other	.3	.2	.1	—

Balance at end of period	(93.0)	(123.9)	(93.0)	(123.9)

Total shareholders’ deficit	$(17.6)	$(21.9)	$(17.6)	$(21.9)

Net loss for the period	$(4.5)	$(7.2)	$(15.4)	$(31.1)
Change in accumulated other comprehensive loss	12.0	6.0	20.6	16.3

Total comprehensive income (loss)	$7.5	$(1.2)	$5.2	$(14.8)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(4.5)	$(7.2)	$(15.4)	$(31.1)
Discontinued operations net of income taxes	—	—	(.2)	—
Operating activities providing (using) cash
Depreciation and amortization	3.9	4.2	12.0	12.5
Restructuring costs	.8	1.2	1.3	4.9
Deferred income taxes	—	(1.5)	(5.8)	(1.0)
Working capital changes
Notes and accounts receivable	(4.3)	1.8	(4.4)	2.4
Inventories	(7.7)	(1.9)	(10.2)	(14.5)
Other current assets	.8	1.3	(4.6)	3.0
Trade accounts payable	8.7	(6.7)	9.0	(1.2)
Other current liabilities	7.3	10.9	2.9	8.6
Decrease in other noncurrent assets	3.0	10.6	5.1	18.1
Increase (decrease) in long-term accrued liabilities	1.7	(27.6)	7.9	(21.3)
Other-net	.9	.2	2.4	1.2

Net cash provided (used) by operating activities	10.6	(14.7)	—	(18.4)
Investing activities cash flows
Capital expenditures	(2.3)	(2.7)	(6.0)	(10.3)
Net disposals of property, plant and equipment	—	2.1	.2	2.1

Net cash used by investing activities	(2.3)	(.6)	(5.8)	(8.2)
Financing activities cash flows
Repayments of long-term debt	(.2)	(.4)	(.6)	(1.4)
Increase (decrease) in short-term borrowings	(3.3)	9.4	3.3	15.5
Dividends paid	(.1)	—	(.2)	(.1)

Net cash provided (used) by financing activities	(3.6)	9.0	2.5	14.0
Effect of exchange rate fluctuations on cash and cash equivalents	1.5	.1	2.3	2.6

Increase (decrease) in cash and cash equivalents	6.2	(6.2)	(1.0)	(10.0)
Cash and cash equivalents at beginning of period	31.3	41.9	38.5	45.7

Cash and cash equivalents at end of period	$37.5	$35.7	$37.5	$35.7

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Basis of Presentation
     In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the notes captioned “Restructuring Costs” and “Change in Preferred Stock Ownership Costs,” necessary to present fairly the company’s financial position, results of operations and cash flows.
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
     On May 2, 2007, the company’s shareholders approved a one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in authorized shares of common stock and adjustments to certain provisions of the company’s certificate of incorporation related to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split. The Consolidated Condensed Financial Statements for all periods presented and the notes thereto reflect the effects of the reverse stock split, which became effective May 16, 2007.
Changes in Methods of Accounting
     Effective January 1, 2007, the company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance regarding the derecognition of tax benefits, their classification in the statement of financial position and accounting for possible interest and penalties. Additionally, a new disclosure framework for uncertain tax positions is required beginning in 2007.
     The adoption of FIN No. 48 resulted in a de minimis cumulative effect adjustment to opening accumulated deficit and accrued income taxes. The cumulative adjustment also resulted in a decrease in deferred tax assets and valuation allowances in the amount of $.7 million. The gross amount of uncertain tax benefits at adoption amounted to $2.8 million which increased by a net $1.3 million for the first nine months of 2007 resulting in a balance of $4.1 million at September 30, 2007. Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.
     Resolution of controversies related to uncertain tax benefits is contingent on reaching satisfactory settlement agreements with the relevant taxing authorities. On July 11, 2007, the company reached a favorable settlement with a non-U.S. taxing jurisdiction related to $1.5 million of uncertain tax benefits. The adjustment to the FIN No. 48 cumulative balance was recorded in the quarter ending September 30, 2007. The resolution of the issues underlying uncertain tax benefits may cause a decrease or increase in the company’s effective tax rate. The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2003 tax year.
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
     Prior to the adoption of SFAS No. 123R, no compensation expense related to stock options was recognized in earnings because all of the options granted under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan had exercise prices equal to the fair market value of the underlying common shares at the respective grant dates. Under the provisions of SFAS No. 123R, expense related to stock options must be recognized in an entity’s primary financial statements over the vesting period or periods based on their fair value (as defined in the standard) as of the grant date. The conversion of $30.0 million of then-outstanding notes into 1.5 million common shares on April 15, 2004 resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the vesting of all outstanding stock options. Since that date, only 1,400 additional stock options have been granted, of which 1,050 were not fully vested as of January 1, 2006. The company began to include the expense related to these stock options in the Consolidated Condensed Statements of Operations in 2006 and has continued to do so in 2007. However, the effect of doing so is de minimis in both years based on a grant date fair value of $27.20 per option.
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
     The adoption of SFAS No. 123R had the effect of decreasing the company’s loss before income taxes and net loss for the third quarter of 2006 by less than $.1 million. Excluding the first quarter adjustment for forfeitures, the effect of the change for the nine months ended September 30, 2006 was de minimis. Including the adjustment for forfeitures, the effect for the year-to-date period was to decrease the loss amounts by $.1 million. In all cases, there was no effect on the applicable loss per common share amounts.
Recently Issued Pronouncements
     SFAS No. 158, the recognition provisions of which were adopted effective December 31, 2006, includes a second provision that is effective December 31, 2008. The measurement date provision of SFAS No. 158 requires that an employer measure plan assets and benefit obligations as of the date of the employer’s year-end statement of financial position and prohibits retrospective application. Because the company currently measures plan assets and benefit obligations as of the end of its fiscal year, this provision will not affect the company’s financial position or results of operations.
Discontinued Operations
     For the nine month period ended September 30, 2007, results of discontinued operations represent income of $.2 million from adjustments of reserves related to prior divestitures.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     During 2001, the company’s management approved a plan to integrate the operations of EOC and Reform, two businesses that were acquired earlier in that year, with the company’s existing European mold base and components business. The cost of the integration was $11.2 million which is net of income of $.1 million in the second quarter of 2006 from adjustments to previously recorded reserves. In the third quarter of 2007, the sale of machinery that had been idled by prior years’ facility closures resulted in expense of $.1 million. Net of proceeds from the sale of idle facilities, the cash cost of the integration through the end of 2007 will be approximately $9.0 million. Cash payments in the first nine months of 2007 and 2006, which are not significant in either year, relate principally to supplemental retirement benefits being paid to certain former employees in Belgium.
     In November 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. One action involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies – North America segment. The relocations have resulted in restructuring costs of $14.2 million, including $.6 million in the first nine months of 2006 which included a second quarter charge of $.4 million to further adjust the carrying value of the Manchester facility based on a revised estimate of its fair value. The facility was subsequently sold in the third quarter of 2006 for proceeds that approximated its adjusted carrying value. Net of $1.8 million of proceeds from the sale of the Manchester facility, the net cash cost of the relocations was $4.6 million.
     In the second quarter of 2004, the company initiated actions to further enhance customer service while reducing the cost structure of its machinery technologies — North America segment. These actions resulted in restructuring expense of $1.5 million, including $.1 million in the first nine months of 2006 to complete them. The cash costs totaled $1.3 million.
     In both 2003 and 2004, the company initiated actions to further reduce the overhead cost structure of its European mold base and components business. These actions were substantially completed in 2004 and 2005, but the company incurred additional costs of $.3 million in the second quarter of 2006. This amount relates principally to the resolution of legal issues related to earlier employee terminations. In the third quarter of 2006, certain previously recorded reserves were determined to be unneeded and were reversed.
     In the fourth quarter of 2005, the company initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in restructuring expense of $.2 million in 2005 and $.1 million in the first nine months of 2006. The total cash cost was approximately $.2 million, substantially all of which was spent in the second quarter of 2006 and the first quarter of 2007. In the fourth quarter of 2006, the company initiated a closure of a second fluids blending facility located in the United Kingdom at an expected total cost of $.3 million. In 2006, $.1 million of the total cost was charged to expense and an additional $.1 million was expensed in the first nine months of 2007. The cash cost is expected to be approximately $.2 million of which $.1 million was spent in the first nine months of 2007.
     In the fourth quarter of 2005, the company announced that it planned to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action – the reorganization of the European sales offices of the machinery technologies – Europe segment – was initiated in the fourth quarter of 2005 and is being continued through 2007. Expense related to these actions totaled $.3 million in 2005 and an additional $1.7 million was charged to expense in 2006, including $.7 million in the first nine months of the year. Expense in the first nine months of 2007 was $.8 million. The cost reduction measures announced in 2005 and implemented in 2006 also include the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of sales, marketing and administrative functions. Expense related to these actions totaled $1.8 million in 2006, including $1.4 million in the first three quarters. An additional $.9 million was expensed in the comparable period of 2007. Expense for the remainder of the year is expected to be approximately $.1 million. In total, the cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $5.2 million, including $1.9 million that was spent in 2006. An additional $3.4 million is expected to be spent in 2007, of which $2.6 million was spent in the first nine months of the year.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The cost of the restructuring was approximately $7.6 million, all of which relates to severance and other termination benefits. Of this amount, $6.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
million was charged to expense in 2006 and an additional $1.1 million was recorded in the first nine months of 2007. The cash cost – all of which relates to termination benefits – will be approximately $7.7 million. A total of $5.2 million was spent in 2006 and $2.2 million was spent in the first three quarters of 2007. Cash costs for the remainder of 2007 are expected to be approximately $.3 million.
     In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at an expected cost of $1.9 million. In 2006, a total of $1.8 million was charged to expense and an additional $.1 million was expensed in the first nine months of 2007. The cash cost of the plant reorganization is expected to be approximately $1.4 million, including $1.3 million that was spent in 2006. An additional $.1 million will be spent in 2007.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company initiated the elimination of most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and the outsourcing of a majority of the mold components the facility produces. The cost of this action was approximately $1.6 million. Of this amount, $1.5 million was charged to expense in 2006 and an additional $.1 million was expensed in the first nine months of 2007. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.4 million. In another action, the company initiated the downsizing of the administrative workforce at the segment’s North American headquarters in Madison Heights, Michigan. The $.1 million cost of this action was recorded in the third quarter of 2006. In order to further reduce headcount, the company offered special early retirement benefits to certain employees. This resulted in expense of $.2 million in the first nine months of 2007. In the third quarter of 2007, the company initiated the closure of the mold base manufacturing facility in Melrose Park, Illinois and the transfer of its production to other mold technologies locations in North America. Expense related to the closure of $.5 million – principally for severance and other termination benefits – was recorded in the third quarter. The cash cost will also be $.5 million including $.4 million that was spent in the third quarter.
     In the third quarter of 2006, the company completed the liquidation of a sales branch in Japan which resulted in a non-cash charge of $1.3 million, a large portion of which related to the recognition of prior periods’ foreign currency translation adjustments and other deconsolidation effects.
     In the fourth quarter of 2006, the company initiated a program to reduce headcount at its principal North American plastics machinery facility – principally in the injection molding machinery business – by offering supplemental early retirement benefits to eligible employees. A total of 34 employees accepted the offer which resulted in a non-cash charge of $1.5 million. The offer of supplemental benefits was extended to additional groups of employees in the second quarter of 2007 which resulted in incremental expense of $.9 million. The supplemental retirement benefits will be paid by the funded defined benefit pension plan for certain U.S. employees and retirees. In the third quarter of 2007, the company continued the headcount reduction program at the principal manufacturing facility by outsourcing certain functions at a cost of $.1 million for employee termination benefits.
     In the first quarter of 2007, the operating assets of two European sales offices of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds in the first quarter were $.3 million. Additional proceeds of $.2 million were received in the third quarter. The cash costs related to the sales were $.2 million.
     Additional restructuring actions are expected to be implemented later in 2007. In total, the actions initiated in 2005 through 2007 are expected to result in restructuring charges of approximately $22 million and cash costs of approximately $16 million spread over 2006 and 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions that are described above.
Restructuring Costs

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

EOC and Reform integration	$.1	$—	$.1	$(.1)
Relocation of blow molding machinery and mold manufacturing	—	—	—	.6
North America plastics machinery overhead reductions	—	.1	—	.1
Additional European mold base reductions	—	(.1)	—	.2
Closure of European metalworking fluids operations	—	—	.1	.1
Consolidation of European injection molding sales offices	.2	.1	.8	.7
Consolidation of European mold component operations	.3	.3	.9	1.4
Reorganization of Germany injection molding machinery facility	—	1.0	1.1	6.2
Downsizing of Germany mold base facility	—	.1	.1	1.7
Reorganization of North America mold component operations	.5	.1	.8	.1
U.S. plastics machinery headcount reductions	.1	—	1.0	—
Sale of MRO sales offices	—	—	.2	—
Liquidation of Japan sales office	—	1.3	—	1.3

Total restructuring costs	$1.2	$2.9	$5.1	$12.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the third quarters of 2007 and 2006 and the nine month periods ended September 30, 2007 and 2006.
Restructuring Costs

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Accruals for termination benefits and facility exit costs	$.7	$1.5	$2.6	$8.2
Adjustments of assets to realizable values and gains and losses on disposal	—	—	.1	.5
Supplemental retirement benefits	—	—	.9	—
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	—	.1	—	.5
Inventory and machinery relocation	.1	—	.3	.1
Severance and facility exit costs	.3	1.5	1.0	3.2
Other	.2	—	.3	.1
Reserve reversals	(.2)	(.2)	(.2)	(.2)

	1.1	2.9	5.0	12.4

Costs related to EOC and Reform integration	.1	—	.1	(.1)

Total restructuring costs	$1.2	$2.9	$5.1	$12.3

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.
Restructuring Reserves

	Three Months Ended				Nine Months Ended
	Sept. 30, 2007				Sept. 30, 2007
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration (a)
Termination benefits	$.6	$—	$—	$.6	$.6	$—	$—	$.6
Facility exit costs	—	—	—	—	—	—	—	—

	.6	—	—	.6	.6	—	—	.6

Restructuring costs
Termination benefits	.7	.6	(.5)	.8	2.5	2.2	(3.9)	.8
Facility exit costs	.2	.1	—	.3	.8	.4	(.9)	.3

	.9	.7	(.5)	1.1	3.3	2.6	(4.8)	1.1

Total reserves	$1.5	$.7	$(.5)	$1.7	$3.9	$2.6	$(4.8)	$1.7

Restructuring Reserves

	Three Months Ended				Nine Months Ended
	Sept. 30, 2006				Sept. 30, 2006
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

EOC and Reform integration (a)
Termination benefits	$.7	$—	$(.1)	$.6	$.7	$—	$(.1)	$.6
Facility exit costs	—	—	—	—	.1	—	(.1)	—

	.7	—	(.1)	.6	.8	—	(.2)	.6

Restructuring costs
Termination benefits	2.0	1.2	(1.8)	1.4	.4	6.8	(5.8)	1.4
Facility exit costs	1.2	.3	(.6)	.9	.2	1.4	(.7)	.9

	3.2	1.5	(2.4)	2.3	.6	8.2	(6.5)	2.3

Total reserves	$3.9	$1.5	$(2.5)	$2.9	$1.4	$8.2	$(6.7)	$2.9

(a)	Relates to reserves for supplemental retirement benefits that were established in 2001 in connection with the integration of two newly acquired subsidiaries.
     Approximately $1.0 million of the $1.7 million of reserves related to restructuring actions is expected to be utilized in the fourth quarter of 2007. A large portion of the remaining $.7 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Change in Preferred Stock Ownership Costs
     During the third quarter 2007, the company charged to expense $.5 million of costs associated with the October 2, 2007 purchase of all of the Series B Preferred Stock held by Glencore Finance AG, amounting to 57.5% of the outstanding Series B Preferred Stock, by Ohio Plastics, LLC, an affiliate of Bayside Capital, Inc. This sale, which is more fully discussed in the notes to the Consolidated Condensed Financial Statements captioned “Income Taxes” and “Subsequent Event,” triggered an “ownership change” for U.S. federal income tax purposes.
     The $.5 million of third quarter 2007 costs were primarily legal and other consulting costs arising from the transaction. The company expects to record approximately $1.3 million of additional pretax transaction-related costs in the fourth quarter, including $1.1 million for the early vesting of certain shares of restricted stock granted to non-officer employees. The ownership change for income tax purposes will further limit the company’s ability to utilize pre-change net operating loss carryforwards and the company expects to record a charge of up to $63 million to the provision for income taxes in the fourth quarter to record valuation allowances related to deferred tax assets previously covered by tax planning strategies.
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and income for postretirement health care for the third quarters of 2007 and 2006 and the nine month periods ended September 30, 2007 and 2006.
Pension Expense

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Service cost (benefits earned during the period)	$1.1	$1.3	$3.5	$3.9
Interest cost on projected benefit obligation	8.3	8.3	25.5	24.9
Expected return on plan assets	(8.3)	(8.0)	(25.7)	(24.1)
Supplemental retirement benefits	—	—	.9	—
Amortization of unrecognized prior service cost	.1	—	.3	.4
Amortization of net unrecognized losses	2.7	2.7	7.8	8.2

Total pension expense	$3.9	$4.3	$12.3	$13.3

Postretirement Health Care Income

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Service cost (benefits earned during the period)	$—	$.1	$—	$.1
Interest cost on accumulated postretirement benefit obligation	.1	.1	.3	.3
Amortization of unrecognized gains	(.1)	(.1)	(.2)	(.2)
Amortization of effect of plan amendment	(.5)	(.5)	(1.5)	(1.4)

Total postretirement health care income	$(.5)	$(.4)	$(1.4)	$(1.2)

     The company is not required to make cash contributions to the funded defined benefit pension plan for certain U.S. employees and retirees in 2007. During the first nine months of 2006, the company contributed $32.1 million to the plan, including a voluntary contribution of $30.0 million. Credit for this prefunding contribution had the effect of eliminating any contributions that would otherwise have been required in 2007. The company currently expects that the minimum required contributions in 2008 will be approximately $35 million to $40 million with approximately $20 million being due in September 2008 based upon the provisions of the Pension Protection Act of 2006, which is expected to become effective on January 1, 2008. Funding requirements for years beyond 2008 cannot be precisely estimated at this time.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Effective January 1, 2006, the company’s principal postretirement health care plan was amended to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. The change is resulting in annual cash savings to the company in excess of $1.0 million beginning in 2006. The reduction in the plan’s accumulated postretirement benefit obligation was $14.5 million and amortization of this amount, as well as other factors, resulted in postretirement health care income of $1.4 million in the nine month period ended September 30, 2007 and $1.2 million in the comparable period of 2006.
Income Taxes
     At December 31, 2006, the company had non-U.S. net operating loss carryforwards – principally in The Netherlands, Germany, Italy and Belgium – totaling $223 million, of which $30 million will expire between 2007 and 2021. The remaining $193 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $69 million at December 31, 2006 and valuation allowances totaling $61 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in certain non-U.S. jurisdictions – primarily Germany, Italy and Belgium – to conclude that no valuation allowances are required.
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
     The conversion of $30.0 million of then-outstanding notes into common stock on April 15, 2004 and the exchange of such common stock and $70.0 million of other outstanding notes for Series B Preferred Stock on June 10, 2004 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of this ownership change, the timing of the company’s utilization of its U.S. tax loss carryforwards and other tax attributes was limited to an amount of approximately $23 million per year. However, the sale of 287,500 shares of Series B Preferred Stock on October 2, 2007 (See Subsequent Event) resulted in a second “ownership change” that will have the effect of significantly reducing the $23 million limitation. The amount of the new limitation cannot be precisely quantified at this time.
     As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. As of September 30, 2007, the company continued to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of its U.S. deferred tax assets. Tax planning strategies represent prudent and feasible actions the company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. At September 30, 2007, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. However, because of the significant annual limitation imposed by the U.S. Internal Revenue Code related to post-change utilization of pre-change net operating losses and other carryforward tax attributes, the company will no longer be able to rely on qualified tax planning strategies. The company expects this will result in a fourth quarter charge to the provision for income taxes of up to $63 million to record the required valuation allowances.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $4.5 million in the first nine months of 2007. The $4.5 million is comprised of an increase of $5.2 million as a result of losses without current tax benefits and a $.7 million decrease related to the adoption of FIN No. 48. Non-U.S. deferred tax assets and valuation allowances were both decreased by $13.3 million during the third quarter as a result of a tax rate reduction in Germany effective January 1, 2008. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions during the quarter and year-to-date periods ended

Notes to Consolidated Condensed Financial Statements
(Unaudited)
September 30, 2007. However, significant tax benefits of $5.5 million were recorded during the second quarter of 2007 as a result of the completion of a technical analysis related to the deductibility of interest expense in a non-U.S. jurisdiction and in the third quarter of 2007, a $1.5 million favorable tax settlement in a non-U.S. jurisdiction was recorded. These factors resulted in a net benefit for income taxes of $.5 million in the third quarter of 2007 and a net benefit of $4.4 million for the nine month period ended September 2007. For the third quarter of 2006 and the first three quarters of the year, the provisions for income taxes were $.9 million and $2.7 million, respectively.
     The American Jobs Creation Act of 2004 provides a deduction to arrive at taxable income for income from qualified domestic production activities, which is being phased in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The company does not expect these provisions to have any impact on its effective tax rate for 2007 based on current earnings levels and the availability of net operating loss carryforwards. In the long term, the company expects that the new deduction will result in a decrease of the annual effective tax rate. However, the timing and amount of the decrease are not determinable at this time.
Receivables
     One of the company’s non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($14.1 million) of accounts receivable. At September 30, 2007 and December 31, 2006, the gross amounts of accounts receivable that had been sold under this arrangement were $9.6 million and $9.0 million, respectively.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At September 30, 2007 and December 31, 2006, the company’s maximum exposure under these arrangements totaled $5.2 million and $5.9 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $90.7 million at September 30, 2007 and $87.3 million at December 31, 2006. The increase is primarily due to foreign currency translation effects and includes $.3 million related to a capital contribution to the company’s China joint venture, Milacron Plastics Machinery (Jiangyin) Co. Ltd. China. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

Deferred income taxes	$24.3	$24.4
Recoverables from excess liability carriers	2.3	3.2
Prepaid expenses and other	20.7	14.3

	$47.3	$41.9

Other Noncurrent Assets

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

Deferred income taxes net of valuation allowances	$64.8	$58.6
Recoverable from excess liability carriers	1.5	4.2
Intangible assets other than goodwill	1.1	1.6
Other	17.9	18.9

	$85.3	$83.3

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

Accrued salaries, wages and other compensation	$22.4	$21.1
Taxes payable other than income taxes	7.3	7.4
Accrued and deferred income taxes	5.1	5.3
Accrued insurance and self-insurance reserves	12.6	15.0
Accrued interest	9.8	3.7
Other accrued expenses	28.2	30.1

	$85.4	$82.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Balance at beginning of period	$5.4	$5.6	$5.6	$5.6
Accruals	.9	.4	2.7	2.1
Payments	(.7)	(.3)	(2.1)	(1.7)
Warranty expirations	—	(.2)	(.4)	(.6)
Reserves of divested businesses	—	—	(.2)	—
Foreign currency translation adjustments	.1	—	.1	.1

Balance at end of period	$5.7	$5.5	$5.7	$5.5

     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

Accrued pensions and other compensation	$174.5	$172.4
Accrued postretirement health care benefits	6.3	6.8
Self-insurance reserves (a)	19.2	19.7
Accrued and deferred income taxes	8.7	9.4
Reserves related to prior years’ divestitures of discontinued operations	4.1	4.1
Accrued dividends on 6% Series B Convertible Preferred Stock	10.5	6.0
Other	7.8	8.1

	$231.1	$226.5

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $3.8 million in 2007 and $7.4 million in 2006. These amounts are included in other current assets and other noncurrent assets in the Consolidated Condensed Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because, unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement from the excess carriers.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

Asset based credit facility due 2011	$23.0	$23.2
Borrowings under other lines of credit	6.1	2.3

	$29.1	$25.5

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
     Failure to meet or exceed the covenants of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity has been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at

Notes to Consolidated Condensed Financial Statements
(Unaudited)
least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, could result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.
     At September 30, 2007, $30 million of the asset based facility was utilized, including borrowings of $23 million and letters of credit of $7 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at September 30, 2007 was approximately $42 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at September 30, 2007 was 7.3%.
     At September 30, 2007, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $34 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $14 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

11 1/2% Senior Secured Notes due 2011	$221.7	$221.2
Capital lease obligations	11.5	12.3
Other	1.6	1.5

	234.8	235.0
Less current maturities	(2.3)	(2.2)

	$232.5	$232.8

     Initially, the 11 1/2% Senior Secured Notes due 2011 were jointly and severally guaranteed on a senior secured basis by substantially all of the company’s U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. As of December 31, 2006, Milacron Capital Holdings B.V. was released as a guarantor of these notes because it is not a guarantor under the new asset based facility. The notes and guarantees are secured by a first priority security interest in certain of the company’s U.S. assets other than those securing the asset based facility on a first priority basis (see Short-Term Borrowings) as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company’s asset based credit facility on a first priority basis.
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
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $212 million as of September 30, 2007. The carrying amount of the company’s other long-term debt approximates fair value.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     On December 14, 2006, the company terminated its $50 million (notional amount) interest rate swap in connection with entering into the new asset based credit facility. The interest rate swap had effectively converted a portion of fixed-rate debt into a floating-rate obligation and was intended to achieve a better balance between fixed-rate and floating-rate debt. The floating rate was based on six-month LIBOR set in arrears. The interest rate swap had the effect of decreasing interest expense for the third quarter 2006 by $.7 million and for the nine month period ended September 30, 2006 by $.2 million.
     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above.
Shareholders’ Equity
     On February 22, 2007, the company’s board of directors approved a proposal for a one-for-ten reverse stock split of common shares and the company’s 4% Cumulative Preferred Stock with the objectives of (i) complying with minimum share price standards for the listing of common stock on the New York Stock Exchange (NYSE) to avoid the delisting of the company’s common stock from the NYSE and (ii) maintaining the same relative voting power among the company’s classes of voting stock after giving effect to the reverse stock split. On May 2, 2007, the company’s shareholders approved the one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in the number of authorized shares of common stock and adjustments to certain provisions in the company’s restated certificate of incorporation related to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split. The Consolidated Condensed Financial Statements and notes thereto reflect the effects of the reverse stock split which became effective on May 16, 2007.
     The reverse stock split is applicable to all 4% Cumulative Preferred Stock and all common shares, including the common shares into which the Series B Preferred Stock is convertible and the common shares subject to the outstanding contingent warrants. The reverse stock split maintains the relative voting power among the classes of voting stock. The shareholders also approved a reduction in the number of shares of common stock that the company is authorized to issue from 165 million shares to 30 million shares. After giving effect to the reverse stock split, the company had approximately 5.5 million common shares outstanding as of September 30, 2007.
     Shareholders who were otherwise entitled to receive fractional shares of common stock following the reverse stock split received a cash payment in lieu of such fractional shares. Cancellations of fractional shares were de minimis in the aggregate as was the amount of cash required. Fractional shares of 4% Cumulative Preferred Stock were issued in connection with the reverse stock split.
     The par value of each share of the company’s common stock remained at $.01 per share and the par value of each share of the company’s 4% Cumulative Preferred Stock remained at $100.00 per share.
     At September 30, 2007 and December 31, 2006, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate, when and if declared, of 6% per year. Dividends, when and if declared, may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying either cash or pay-in-kind dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Long-Term Debt). In the nine month period ended September 30, 2007 and for all of 2006, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At September 30, 2007 and December 31, 2006, accrued and unpaid dividends totaled $10.5 million and $6.0 million, respectively. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock, at the time of the redemption of any Series B Preferred Stock, or on the mandatory conversion date of June 10, 2011. On the mandatory conversation date, accrued dividends may be paid in either cash or in additional common shares at $17.50 per common share.
     On October 1, 2007, the company’s board of directors approved a proposal which, if approved by the shareholders at a November 27, 2007 special shareholders meeting, would limit the circumstances in which the Series B Preferred Stock holders could demand a cash redemption following a change in control of the company as defined in the Series B Preferred Stock Certificate of Designation. This would mean that the Series B Preferred Stock would no longer be a

Notes to Consolidated Condensed Financial Statements
(Unaudited)
“disqualified stock” according to the definition in the indenture for the company’s 11 1/2% Senior Secured Notes due 2011 and thus would give the board of directors, under certain circumstances, the flexibility to declare pay-in-kind dividends on Series B Preferred Stock.
     When initially issued and before giving effect of the reverse stock split, the 500,000 shares of Series B Preferred Stock were convertible into 50.0 million common shares of the company at a historical conversion price of $2.00 per common share. However, the historical price was reset to $1.75 per share effective June 30, 2005, because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined in the Series B Preferred Stock Certificate of Designation, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock were convertible into approximately 57.1 million common shares. After giving effect of the reverse stock split, the Series B Preferred Stock is now convertible into 5.7 million common shares. As discussed further below, this amount has the potential to increase in the future. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on June 10, 2011. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock.
     Except as otherwise required by law, by the company’s certificate of incorporation or as expressly provided for in the Certification of Designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of September 30, 2007, the outstanding Series B Preferred Stock represented approximately 50.1% of the voting power of the company’s outstanding equity securities, and 50.8% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right to elect the number of directors to the company’s board of directors proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of September 30, 2007, the holders of the Series B Preferred Stock have elected 7 of the 13 members of the board of directors.
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
     The company is currently precluded from declaring pay-in-kind dividends on the Series B Preferred Stock. After giving effect of the one-for-ten reverse stock split, the Series B Preferred Stock is convertible into 5.7 million common shares. However, this amount has the potential to increase if the company should become able to declare pay-in-kind dividends in the future and if it should elect to do so. As discussed above, the company’s board of directors has approved a proposal to the shareholders which would give the board of directors more flexibility to declare pay-in-kind dividends. The payment of accrued dividends in common shares on the mandatory conversion date of June 10, 2011 would also have the effect of increasing the aggregate percentage ownership interest of the holders of the Series B Preferred Stock.
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their historical fair value (before giving effect of the reverse stock split) of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on a historical effective conversion price of approximately $2.08 per common share for 50.0

Notes to Consolidated Condensed Financial Statements
(Unaudited)
million shares, in both cases before giving effect to the reverse stock split. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the historical effective conversion price to approximately $1.82 per common share for 57.1 million shares, in both cases before giving effect to the reverse stock split. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The reverse stock split did not affect the amount of the beneficial conversion feature. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the nine month period ended September 30, 2007, $2.3 million of the increase was recorded and in the same period in 2006, $2.4 million of the increase was recorded. The increases in the recorded value of the beneficial conversion feature in 2007 and 2006 have been added to the net loss amounts for those years in calculating the applicable loss per common share amounts.
     The company has issued to certain of the holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 shares of its common stock for $.10 per share, in both cases after giving effect to the reverse split. The contingent warrants became exercisable in 2006 because a 2005 consolidated cash flow covenant specified in the contingent warrant agreement was not achieved. On October 23, 2007, Glencore Finance AG (Glencore) exercised warrants for 57,500 common shares. The remaining contingent warrants will be exercisable until March 25, 2011. The contingent warrants were originally valued at $.5 million based on an independent appraisal of their value that was completed in 2004. Of this amount, $.3 million will be included in the carrying value of the common shares issued to Glencore in the fourth quarter. The remaining $.2 million will be included in the value of the shares issued in connection with exercise of additional contingent warrants.
     In addition to the Series B Preferred Stock, at September 30, 2007 and December 31, 2006, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share, which was not affected by the reverse stock split. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
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
     In the first three quarters of 2007, a total of 421,584 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 113,912 restricted shares were cancelled during this period, of which 2,479 were added to the treasury share balance. After giving effect to the reissuance of 465 treasury shares during the period, the treasury share balance was 4,890 shares at September 30, 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     A total of 160,259 previously unissued common shares were issued in the first three quarters of 2006 in connection with incentive compensation and employee benefit programs. During this period, 7,063 restricted shares were cancelled, of which 2,263 shares were added to the treasury share balance. After giving effect to the reissuance of 270 treasury shares, the treasury share balance at September 30, 2006 was 3,076 shares.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive income (loss) are as follows:
Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Net loss	$(4.5)	$(7.2)	$(15.4)	$(31.1)
Foreign currency translation adjustments	7.9	1.8	12.7	12.3
Postretirement benefit plan adjustments
Mininum pension liability adjustment	—	4.0	—	4.0
Amortization of unrecognized prior service cost	(.4)	—	(1.2)	—
Amortization of net unrecognized losses	2.6	—	7.6	—
Actuarial gain arising in the period not included in net periodic postretirement benefit costs	1.6	—	1.4	—
Change in fair value of foreign currency contracts	.3	.2	.1	—

Total comprehensive income (loss)	$7.5	$(1.2)	$5.2	$(14.8)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Sept. 30,	Dec. 31,
(In millions)	2007	2006

Foreign currency translation adjustments	$3.4	$(9.3)
Defined postretirement benefit plans
Net unamortized prior service costs	8.8	10.0
Unamortized net losses (a)	(105.3)	(114.3)
Change in fair value of foreign currency contracts	.1	—

Accumulated other comprehensive loss	$(93.0)	$(113.6)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million.
Contingencies
     The company is involved in environmental remediation investigations and actions at various locations, including former plant facilities, and offsite disposal sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of a remediation feasibility study. The accruals are adjusted as further information becomes available or circumstances change. Environmental costs have not been material in the past.
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
     The tables that follow summarize stock options outstanding and stock option activity for the third quarter of 2007 and the nine months ended September 30, 2007.
Stock Options

	Three Months Ended
	Sept. 30, 2007
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term (a)

Outstanding at June 30, 2007	165,705	$192.41	2.2

Outstanding at September 30, 2007	165,705	192.41	2.0

Exercisable at September 30, 2007	165,355	192.73	2.0

Stock Options

	Nine Months Ended
	Sept. 30, 2007
		Weighted-	Weighted-
		Average	Average
		Exercise	Contractual
	Shares	Price	Term (a)

Outstanding at December 31, 2006	274,790	$182.70	1.7
Cancellations	(106,008)	167.12	—
Forfeitures	(3,077)	196.12	2.7

Outstanding at September 30, 2007	165,705	192.41	2.0

Exercisable at September 30, 2007	165,355	192.73	2.0

(a)	In years

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     As of September 30, 2007, the exercise prices of all outstanding stock options were in excess of the market value of the company’s common shares at that date and the stock options therefore had no intrinsic value.
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
     The 2004 Plan also provides for the granting of deferred shares to non-employee directors. These grants are similar in all respects to restricted stock as described above except that shares are not issued at the grant date. Rather, shares are issued at the end of the vesting period or upon a director’s voluntary retirement from the board after having served for at least six full years or having attained the mandatory retirement age of 72. Deferred shares may also be settled in cash at the director’s discretion based upon the fair value of the underlying shares at the vesting date.
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
     Summaries of restricted stock and deferred share activity for the third quarter of 2007 and the nine months ended September 30, 2007 are presented in the tables that follow.
Restricted Stock and Deferred Shares

	Three Months Ended
	Sept. 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at June 30, 2007	358,978	$15.20
Vested	(9,809)	23.48
Forfeited	(1,100)	11.52

Balance at September 30, 2007	348,069	14.98

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Restricted Stock and Deferred Shares

	Nine Months Ended
	Sept. 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at December 31, 2006	226,255	$20.35
Granted	179,707	8.54
Vested	(31,517)	17.26
Forfeited	(26,376)	14.51

Balance at September 30, 2007	348,069	14.98

Restricted Stock and Deferred Shares Subject to Financial Targets

	Three Months Ended
	Sept. 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at June 30, 2007 and September 30, 2007	295,300	$13.43

Restricted Stock and Deferred Shares Subject to Financial Targets

	Nine Months Ended
	Sept. 30, 2007
		Weighted -
		Average
		Grant Date
	Shares	Fair Value (a)

Balance at December 31, 2006	214,250	$36.01
Granted	212,800	8.60
Forfeited	(131,750)	42.36

Balance at September 30, 2007	295,300	13.43

(a)	Prior to the fourth quarter of 2006, grant-date fair values were the average high and low trade prices of the company’s common shares on the New York Stock Exchange on the respective grant dates. Beginning in the fourth quarter of 2006, grant-date fair values represent closing prices.
     The company’s long-term incentive plans provide for the immediate vesting of the restricted stock granted thereunder when a “change in control” (as defined in the plan documents) occurs. The sale of shares of Series B Preferred Stock on October 2, 2007 (see Subsequent Event) triggered such a change in control but the company’s executive officers voluntarily waived the vesting of their shares. However, the vesting of 146,616 shares granted to other employees will result in a pretax charge to earnings of approximately $1.1 million in the fourth quarter of 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At September 30, 2007, there was a total of $3.6 million of unrecognized compensation cost related to restricted stock and deferred shares. As discussed in the preceding paragraph, approximately $1.1 million of this amount will be recognized in the fourth quarter due to the early vesting of certain shares. The remaining $2.5 million is expected to be recognized over a weighted-average period of 2.0 years, including a total of approximately $.5 million in the fourth quarter of 2007. The total fair value of the shares that vested in the first three quarters of 2007 was $.2 million.
     The total cost charged to expense for share-based compensation was $1.7 million in the nine month period ended September 30, 2007 and $.9 million in the comparable period of 2006. These amounts relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations in either 2007 or 2006 because any changes in the related deferred tax assets were fully offset by changes in valuation allowances (see Income Taxes).
     On May 2, 2007, the company’s shareholders approved a one-for-ten reverse split of common shares (see Shareholders’ Equity). The reverse split became effective on May 16, 2007. Based on a comparison of the fair values of outstanding stock options and restricted and deferred shares before and after the reverse split, no incremental compensation cost was recognized at the effective date and none is being recognized prospectively.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Organization
     The company has four business segments: machinery technologies – North America, machinery technologies – Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results by segment for the third quarters of 2007 and 2006 and for the nine month periods ended September 30, 2007 and 2006 are presented in the following tables.
Total Sales by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Plastics technologies
Machinery technologies – North America	$92.9	$105.7	$275.5	$306.7
Machinery technologies – Europe	45.5	39.8	120.1	116.0
Mold technologies	36.9	37.7	110.6	121.1
Eliminations (a)	(2.4)	(3.2)	(7.6)	(9.3)

Total plastics technologies	172.9	180.0	498.6	534.5
Industrial fluids	30.8	29.1	92.7	88.1

Total sales	$203.7	$209.1	$591.3	$622.6

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Plastics technologies
Machinery technologies – North America	$91.8	$104.9	$273.1	$305.5
Machinery technologies – Europe	44.2	37.4	114.9	107.9
Mold technologies	36.9	37.7	110.6	121.1

Total plastics technologies	172.9	180.0	498.6	534.5
Industrial fluids	30.8	29.1	92.7	88.1

Total sales	$203.7	$209.1	$591.3	$622.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Operating profit (loss)
Plastics technologies
Machinery technologies – North America	$3.8	$6.0	$10.5	$11.9
Machinery technologies – Europe	.9	(.7)	—	(4.2)
Mold technologies	(.4)	—	(.9)	2.1

Total plastics technologies	4.3	5.3	9.6	9.8
Industrial fluids	3.5	1.9	10.0	6.7
Change in preferred stock ownership costs	(.5)	—	(.5)	—
Restructuring costs (a)	(1.2)	(2.9)	(5.1)	(12.3)
Corporate expenses	(3.0)	(3.6)	(10.1)	(10.0)
Other unallocated expenses (b)	(.1)	(.2)	(.3)	(.3)

Operating earnings (loss)	3.0	.5	3.6	(6.1)
Interest expense-net	(8.0)	(6.8)	(23.6)	(22.3)

Loss before income taxes	$(5.0)	$(6.3)	$(20.0)	$(28.4)

(a)	In the third quarter of 2007, $.1 million relates to machinery technologies – North America, $.2 million relates to machinery technologies – Europe and $.9 million relates to mold technologies. In the third quarter of 2006, $.1 million relates to machinery technologies – North America, $1.2 million relates to machinery technologies – Europe, $.3 million relates to mold technologies and $1.3 million relates to corporate expenses. For the nine months ended September 30, 2007, $1.0 million relates to machinery technologies – North America, $1.9 million relates to machinery technologies – Europe, $2.1 million relates to mold technologies and $.1 million relates to industrial fluids. For the nine months ended September 30, 2006, $.7 million relates to machinery technologies – North America, $7.0 million relates to machinery technologies – Europe, $3.2 million relates to mold technologies, $.1 million to industrial fluids and $1.3 million relates to corporate expenses.

(b)	Represents financing costs.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.
Loss Applicable to Common Shareholders

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2007	2006	2007	2006

Net loss	$(4.5)	$(7.2)	$(15.4)	$(31.1)
Dividends on preferred shares	(1.5)	(1.5)	(4.7)	(4.6)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.8)	(.8)	(2.3)	(2.4)

Loss applicable to common shareholders	$(6.8)	$(9.5)	$(22.4)	$(38.1)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).
Subsequent Event
     On October 2, 2007, Glencore Finance AG sold 287,500 shares of the company’s Series B Preferred Stock to Ohio Plastics, LLC, an affiliate of Bayside Capital, Inc. This transaction triggered an “ownership change” for U.S. federal income tax purposes. As discussed more fully in the note captioned “Income Taxes,” the timing of the company’s utilization of tax loss carryforwards and other tax attributes is already limited as a result of an ownership change that occurred in 2004. The ownership change that resulted from the transaction discussed above will have the effect of resetting the amount of the limitation on the company’s utilization of pre-change net operating loss carryforwards and tax credits, although the extent of the limitation cannot be precisely determined at this time. Additionally, because of this limitation, the company may no longer be able to rely on qualified tax planning strategies to conclude that valuation allowances are not required with respect to a portion of its U.S. deferred tax assets. The company expects this will result in a fourth quarter non-cash charge to the provision for income taxes of up to $63 million.
     The company recorded $.5 million of pretax transaction-related costs in the third quarter of 2007 and expects to record approximately $1.3 million of additional costs in the fourth quarter. The fourth quarter amount includes $1.1 million for the early vesting of certain shares of restricted stock granted to non-officer employees. The company’s executive officers have voluntarily waived vesting of their shares.
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
Consolidating Statement of Operations

	Three Months Ended September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$120.9	$87.3	$(4.5)	$203.7
Cost of products sold	1.0	99.3	67.7	(4.5)	163.5

Manufacturing margins	(1.0)	21.6	19.6	—	40.2

Other costs and expenses
Selling and administrative	5.9	12.7	16.5	—	35.1
Restructuring costs	.2	.7	.3	—	1.2
Change in preferred stock ownership costs	.5	—	—	—	.5
Other expense (income) – net	(.3)	.2	.5	—	.4

Total other costs and expenses	6.3	13.6	17.3	—	37.2

Operating earnings (loss)	(7.3)	8.0	2.3	—	3.0
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(14.8)	10.4	4.4	—	—
Equity in (earnings) losses of subsidiaries	7.1	(.8)	—	(6.3)	—
Other intercompany transactions	—	(.2)	.2	—	—

Total other non-operating expense (income)	(10.8)	12.5	4.6	(6.3)	—

Earnings (loss) before interest and income taxes	3.5	(4.5)	(2.3)	6.3	3.0

Interest income (expense) – net	(8.0)	.2	(.2)	—	(8.0)

Earnings (loss) before income taxes	(4.5)	(4.3)	(2.5)	6.3	(5.0)

Provision (benefit) for income taxes	—	.3	(.8)	—	(.5)

Net earnings (loss)	$(4.5)	$(4.6)	$(1.7)	$6.3	$(4.5)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Nine Months Ended September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$362.0	$245.0	$(15.7)	$591.3
Cost of products sold	3.1	299.2	190.3	(15.7)	476.9

Manufacturing margins	(3.1)	62.8	54.7	—	114.4

Other costs and expenses
Selling and administrative	18.0	39.5	47.8	—	105.3
Restructuring costs	.5	1.9	2.7	—	5.1
Change in preferred stock ownership costs	.5	—	—	—	.5
Other expense (income) – net	(.3)	(.7)	.9	—	(.1)

Total other costs and expenses	18.7	40.7	51.4	—	110.8

Operating earnings (loss)	(21.8)	22.1	3.3	—	3.6
Other non-operating expense (income)
Intercompany management fees	(9.5)	9.5	—	—	—
Intercompany interest	(43.5)	30.9	12.6	—	—
Equity in (earnings) losses of subsidiaries	22.9	(1.0)	—	(21.9)	—
Other intercompany transactions	—	.3	(.3)	—	—

Total other non-operating expense (income)	(30.1)	39.7	12.3	(21.9)	—

Earnings (loss) from continuing operations before interest and income taxes	8.3	(17.6)	(9.0)	21.9	3.6

Interest income (expense) – net	(23.9)	.7	(.4)	—	(23.6)

Earnings (loss) from continuing operations before income taxes	(15.6)	(16.9)	(9.4)	21.9	(20.0)

Provision (benefit) for income taxes	—	.7	(5.1)	—	(4.4)

Earnings (loss) from continuing operations	(15.6)	(17.6)	(4.3)	21.9	(15.6)

Discontinued operations net of income taxes	.2	—	—	—	.2

Net earnings (loss)	$(15.4)	$(17.6)	$(4.3)	$21.9	$(15.4)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$138.2	$77.1	$(6.2)	$209.1
Cost of products sold	1.7	111.9	62.4	(6.2)	169.8
Cost of products sold related to restructuring	—	—	.1	—	.1

Total costs of products sold	1.7	111.9	62.5	(6.2)	169.9

Manufacturing margins	(1.7)	26.3	14.6	—	39.2

Other costs and expenses
Selling and administrative	6.5	14.0	14.8	—	35.3
Restructuring costs	.1	1.6	1.1	—	2.8
Other expense – net	.2	.3	.1	—	.6

Total other costs and expenses	6.8	15.9	16.0	—	38.7

Operating earnings (loss)	(8.5)	10.4	(1.4)	—	.5
Other non-operating expense (income)
Intercompany management fees	(5.4)	5.4	—	—	—
Intercompany interest	(23.4)	23.9	(.5)	—	—
Equity in (earnings) losses of subsidiaries	23.4	(11.7)	—	(11.7)	—
Other intercompany transactions	(3.1)	3.2	(.1)	—	—

Total other non-operating expense (income)	(8.5)	20.8	(.6)	(11.7)	—

Earnings (loss) before interest and income taxes	—	(10.4)	(.8)	11.7	.5
Interest expense – net	(7.1)	.3	—	—	(6.8)

Earnings (loss) before income taxes	(7.1)	(10.1)	(.8)	11.7	(6.3)
Provision for income taxes	.2	.3	.4	—	.9

Net earnings (loss)	$(7.3)	$(10.4)	$(1.2)	$11.7	$(7.2)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Nine Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$411.8	$227.6	$(16.8)	$622.6
Cost of products sold	7.4	334.1	184.3	(16.8)	509.0
Cost of products sold related to restructuring	—	—	.5	—	.5

Total cost of products sold	7.4	334.1	184.8	(16.8)	509.5

Manufacturing margins	(7.4)	77.7	42.8	—	113.1

Other costs and expenses
Selling and administrative	19.8	44.0	44.0	—	107.8
Restructuring costs	.1	2.2	9.5	—	11.8
Other expense – net	(.8)	.4	—	—	(.4)

Total other costs and expenses	19.1	46.6	53.5	—	119.2

Operating earnings (loss)	(26.5)	31.1	(10.7)	—	(6.1)
Other non-operating expense (income)
Intercompany management fees	(9.3)	9.3	—	—	—
Intercompany interest	(39.9)	41.4	(1.5)	—	—
Equity in (earnings) losses of subsidiaries	33.9	(7.0)	—	(26.9)	—
Other intercompany transactions	(3.2)	4.2	(1.0)	—	—

Total other non-operating expense (income)	(18.5)	47.9	(2.5)	(26.9)	—

Earnings (loss) before interest and income taxes	(8.0)	(16.8)	(8.2)	26.9	(6.1)
Interest expense – net	(22.9)	.8	(.2)	—	(22.3)

Earnings (loss) before income taxes	(30.9)	(16.0)	(8.4)	26.9	(28.4)
Provision for income taxes	.2	.8	1.7	—	2.7

Net earnings (loss)	$(31.1)	$(16.8)	$(10.1)	$26.9	$(31.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets
Current assets
Cash and cash equivalents	$.5	$5.3	$31.7	$—	$37.5
Notes and accounts receivable (excluding intercompany receivables)	.4	58.9	63.2	—	122.5
Inventories	—	100.5	84.0	—	184.5
Other current assets	10.0	12.8	24.5	—	47.3
Intercompany receivables (payables)	(326.5)	219.2	109.6	(2.3)	—

Total current assets	(315.6)	396.7	313.0	(2.3)	391.8

Property, plant and equipment – net	.9	51.1	60.1	—	112.1
Goodwill	—	54.0	36.7	—	90.7
Investment in subsidiaries	178.5	(2.0)	(15.9)	(160.6)	—
Intercompany advances — net	560.5	(378.2)	(182.3)	—	—
Other noncurrent assets	19.6	41.2	24.5	—	85.3

Total assets	$443.9	$162.8	$236.1	$(162.9)	$679.9

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Short-term Borrowings	$23.0	$—	$6.1	$—	$29.1
Long-term debt and capital lease obligations due within one year	1.2	—	1.1	—	2.3
Trade accounts payable	5.2	37.6	46.2	—	89.0
Advance billings and deposits	—	15.3	12.8	—	28.1
Accrued and other current liabilities	29.1	18.4	37.9	—	85.4

Total current liabilities	58.5	71.3	104.1	—	233.9

Long-term accrued liabilities	176.1	3.9	51.1	—	231.1
Long-term debt	226.9	—	5.6	—	232.5

Total liabilities	461.5	75.2	160.8	—	697.5

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred stock	118.4	—	—	—	118.4
Common shares	.1	25.4	12.7	(38.1)	.1
Capital in excess of par value	354.7	196.0	58.3	(254.3)	354.7
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(404.3)	(163.1)	31.3	131.8	(404.3)
Accumulated other comprehensive income (loss)	(93.0)	29.3	(27.0)	(2.3)	(93.0)

Total shareholders’ equity (deficit)	(17.6)	87.6	75.3	(162.9)	(17.6)

Total liabilities and shareholders’ equity (deficit)	$443.9	$162.8	$236.1	$(162.9)	$679.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets
Current assets
Cash and cash equivalents	$(.7)	$4.2	$35.0	$—	$38.5
Notes and accounts receivable (excluding intercompany receivables)	.4	63.5	50.6	—	114.5
Inventories	—	105.3	65.4	—	170.7
Other current assets	11.3	11.1	19.5	—	41.9
Intercompany receivables (payables)	(333.3)	221.1	114.5	(2.3)	—

Total current assets	(322.3)	405.2	285.0	(2.3)	365.6

Property, plant and equipment – net	1.1	53.1	60.1	—	114.3
Goodwill	—	53.1	34.2	—	87.3
Investment in subsidiaries	216.7	(5.1)	(15.9)	(195.7)	—
Intercompany advances — net	514.6	(354.6)	(160.0)	—	—
Other noncurrent assets	22.0	42.3	19.0	—	83.3

Total assets	$432.1	$194.0	$222.4	$(198.0)	$650.5

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Short-term borrowings	$23.2	$—	$2.3	$—	$25.5
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	5.5	37.2	35.1	—	77.8
Advance billings and deposits	—	17.7	6.7	—	24.4
Accrued and other current liabilities	22.6	18.3	41.7	—	82.6

Total current liabilities	52.5	73.2	86.8	—	212.5

Long-term accrued liabilities	173.7	4.1	48.7	—	226.5
Long-term debt	227.2	—	5.6	—	232.8

Total liabilities	453.4	77.3	141.1	—	671.8

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	116.1	—	—	—	116.1
Common shares	.1	25.4	12.7	(38.1)	.1
Capital in excess of par value	351.5	196.0	56.3	(252.3)	351.5
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(381.9)	(130.6)	36.3	94.3	(381.9)
Accumulated other comprehensive income (loss)	(113.6)	25.9	(24.0)	(1.9)	(113.6)

Total shareholders’ equity (deficit)	(21.3)	116.7	81.3	(198.0)	(21.3)

Total liabilities and shareholders’ equity (deficit)	$432.1	$194.0	$222.4	$(198.0)	$650.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(4.5)	$(4.6)	$(1.7)	$6.3	$(4.5)
Operating activities providing (using) cash
Depreciation and amortization	.1	2.0	1.8	—	3.9
Restructuring costs	.1	.2	.5	—	.8
Equity in (earnings) losses of subsidiaries	12.2	(.2)	—	(12.0)	—
Distributions from equity subsidiaries	—	(5.1)	(.6)	5.7	—
Deferred income taxes	—	—	—	—	—
Working capital changes
Notes and accounts receivable	—	(.7)	(3.6)	—	(4.3)
Inventories	—	(1.7)	(6.0)	—	(7.7)
Other current assets	2.2	.9	(2.3)	—	.8
Trade accounts payable	2.6	4.4	1.7	—	8.7
Other current liabilities	6.6	.3	.4	—	7.3
Decrease in other noncurrent assets	1.7	.3	1.0	—	3.0
Increase (decrease) in long-term accrued liabilities	2.3	(.1)	(.5)	—	1.7
Other — net	.6	(.5)	.8	—	.9

Net cash provided (used) by operating activities	23.9	(4.8)	(8.5)	—	10.6
Investing activities cash flows
Capital expenditures	—	(1.6)	(.7)	—	(2.3)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(1.6)	(.7)	—	(2.3)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.1)	—	(.2)
Increase (decrease) in short-term borrowings	(6.2)	—	2.9	—	(3.3)
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	(6.4)	—	2.8	—	(3.6)
Intercompany receivables and payables	(5.4)	1.7	3.7	—	—
Intercompany advances	(7.1)	5.2	1.9	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	1.3	—	1.5

Increase in cash and cash equivalents	5.0	.7	.5	—	6.2
Cash and cash equivalents at beginning of period	(4.5)	4.6	31.2	—	31.3

Cash and cash equivalents at end of period	$.5	$5.3	$31.7	$—	$37.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(15.4)	$(17.6)	$(4.3)	$21.9	$(15.4)
Discontinued operations net of income taxes	(.2)	—	—	—	(.2)
Operating activities providing (using) cash
Depreciation and amortization	.2	6.5	5.3	—	12.0
Restructuring costs	.2	1.1	—	—	1.3
Equity in (earnings) losses of subsidiaries	37.0	(.4)	—	(36.6)	—
Distributions from equity subsidiaries	—	(14.1)	(.6)	14.7	—
Deferred income taxes	—	—	(5.8)	—	(5.8)
Working capital changes
Notes and accounts receivable	—	5.2	(9.6)	—	(4.4)
Inventories	—	5.0	(15.2)	—	(10.2)
Other current assets	1.4	(1.8)	(4.2)	—	(4.6)
Trade accounts payable	(.3)	.3	9.0	—	9.0
Other current liabilities	6.2	(3.5)	.2	—	2.9
Decrease in other noncurrent assets	2.6	.1	2.4	—	5.1
Increase in long-term accrued liabilities	6.8	.1	1.0	—	7.9
Other — net	2.2	(2.0)	2.2	—	2.4

Net cash provided (used) by operating activities	40.7	(21.1)	(19.6)	—	—
Investing activities cash flows
Capital expenditures	—	(3.8)	(2.2)	—	(6.0)
Net disposal of property, plant and equipment	—	.1	.1	—	.2

Net cash used by investing activities	—	(3.7)	(2.1)	—	(5.8)
Financing activities cash flows
Repayments of long-term debt	(.3)	—	(.3)	—	(.6)
Increase (decrease) in short-term borrowings	(.2)	—	3.5	—	3.3
Dividends paid	(.2)	—	—	—	(.2)

Net cash provided (used) by financing activities	(.7)	—	3.2	—	2.5
Intercompany receivables and payables	(6.9)	3.2	3.7	—	—
Intercompany advances	(31.9)	22.3	9.6	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.4	1.9	—	2.3

Increase (decrease) in cash and cash equivalents	1.2	1.1	(3.3)	—	(1.0)
Cash and cash equivalents at beginning of period	(.7)	4.2	35.0	—	38.5

Cash and cash equivalents at end of period	$.5	$5.3	$31.7	$—	$37.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(7.3)	$(10.4)	$(1.2)	$11.7	$(7.2)
Operating activities providing (using) cash
Depreciation and amortization	.1	2.4	1.7	—	4.2
Restructuring costs	.1	1.3	(.3)	—	1.1
Equity in (earnings) losses of subsidiaries	47.2	(5.9)	—	(41.3)	—
Distributions from equity subsidiaries	—	(23.7)	(5.9)	29.6	—
Deferred income taxes	—	—	(1.5)	—	(1.5)
Working capital changes
Notes and accounts receivable	—	4.4	(2.6)	—	1.8
Inventories	—	(2.3)	.4	—	(1.9)
Other current assets	.1	.4	.8	—	1.3
Trade accounts payable	(1.1)	(5.4)	(.2)	—	(6.7)
Other current liabilities	9.7	(.6)	1.9	—	11.0
Decrease (increase) in other noncurrent assets	10.3	(.3)	.6	—	10.6
Increase (decrease) in long-term accrued liabilities	(30.1)	—	2.5	—	(27.6)
Other — net	.4	(.5)	.3	—	.2

Net cash provided (used) by operating activities	29.4	(40.6)	(3.5)	—	(14.7)
Investing activities cash flows
Capital expenditures	—	(1.9)	(.8)	—	(2.7)
Net disposal of property, plant and equipment	—	1.9	.2	—	2.1

Net cash used by investing activities	—	—	(.6)	—	(.6)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.3)	—	(.4)
Increase in short-term borrowings	9.4	—	—	—	9.4
Dividends paid	—	—	—	—	—

Net cash provided (used) by financing activities	9.3	—	(.3)	—	9.0
Intercompany receivables and payables	(30.1)	29.4	.7	—	—
Intercompany advances	(9.4)	9.7	(.3)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	.1	—	.1

Increase (decrease) in cash and cash equivalents	(.8)	(1.5)	(3.9)	—	(6.2)
Cash and cash equivalents at beginning of period	(1.0)	6.2	36.7	—	41.9

Cash and cash equivalents at end of period	$(1.8)	$4.7	$32.8	$—	$35.7

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2006
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(31.1)	$(16.8)	$(10.1)	$26.9	$(31.1)
Operating activities providing (using) cash
Depreciation and amortization	.2	7.5	4.8	—	12.5
Restructuring costs	.1	1.7	3.0	—	4.8
Equity in (earnings) losses of subsidiaries	64.8	(1.2)	—	(63.6)	—
Distributions from equity subsidiaries	—	(30.8)	(5.9)	36.7	—
Deferred income taxes	—	—	(1.0)	—	(1.0)
Working capital changes
Notes and accounts receivable	.2	(.4)	2.6	—	2.4
Inventories	—	(11.7)	(2.8)	—	(14.5)
Other current assets	1.1	1.0	.9	—	3.0
Trade accounts payable	(3.0)	(.8)	2.6	—	(1.2)
Other current liabilities	2.2	4.9	1.6	—	8.7
Decrease (increase) in other noncurrent assets	18.1	.1	(.1)	—	18.1
Increase (decrease) in long-term accrued liabilities	(25.5)	(.1)	4.3	—	(21.3)
Other — net	1.4	(.1)	(.1)	—	1.2

Net cash provided (used) by operating activities	28.5	(46.7)	(.2)	—	(18.4)
Investing activities cash flows
Capital expenditures	—	(6.6)	(3.7)	—	(10.3)
Net disposal of property, plant and equipment	—	1.9	.2	—	2.1

Net cash used by investing activities	—	(4.7)	(3.5)	—	(8.2)
Financing activities cash flows
Repayments of long-term debt	(.3)	—	(1.1)	—	(1.4)
Increase in short-term borrowings	15.2	—	.3	—	15.5
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	14.8	—	(.8)	—	14.0
Intercompany receivables and payables	(26.9)	27.9	(1.0)	—	—
Intercompany advances	(17.6)	17.1	.5	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.3	2.3	—	2.6

Increase (decrease) in cash and cash equivalents	(1.2)	(6.1)	(2.7)	—	(10.0)
Cash and cash equivalents at beginning of period	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of period	$(1.8)	$4.7	$32.8	$—	$35.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2006.
Operating Results
     In the third quarter of 2007, we generated new orders of $202 million, slightly above the third quarter of last year, while our sales of $204 million decreased 2%. Our net loss for the quarter of $4.5 million, or $1.36 per share, improved from the net loss of $7.2 million, or $1.97 per share, for the same period last year. Manufacturing margins and operating earnings continued to improve in the third quarter as we continue to realize benefits from our cost reduction initiatives, better pricing and lower restructuring costs. Operating earnings improved to $3.0 million in the third quarter of 2007 compared to $.5 million in the third quarter of 2006. Restructuring costs were $1.2 million in the third quarter of 2007 compared to $2.9 million in the third quarter of 2006. Our third quarter manufacturing margins improved to 19.7% compared to 18.7% in the same period a year ago.
     In the third quarter of 2007, our operating activities provided $11 million of cash related primarily to improved working capital levels, as higher levels of accounts payable and other liabilities more than offset inventory and accounts receivable growth. In the third quarter of 2006, we used $15 million of cash for our operations, primarily due to $31 million of pension contributions. Cash on hand at September 30, 2007 was $37 million, and we had approximately $42 million available for borrowing under our asset-based revolving credit facility.
Outlook
     Backlog at September 30, 2007 was $131 million, significantly stronger than the $99 million at September 30, 2006 and the $106 million at year-end 2006. In North America, we are dealing with the current downturn in our injection molding related businesses – both machinery and mold technologies – through cost reductions and other measures, while maintaining the resources needed to take advantage of an eventual recovery. Elsewhere, we continue to demonstrate good growth in virtually all of our major markets and we expect this growth to offset the sales decline in North America. With the benefits that we are deriving from our cost reduction initiatives, as well as an anticipated rise in shipments, we expect to see continued improvement in our underlying operating results in the fourth quarter.
Presence Outside the U.S.
     In the first nine months of 2007, 51% of our sales were in markets outside the U.S. Markets outside the U.S. represented the following percentages of our consolidated sales: Europe 29%; Asia 9%; Canada and Mexico 7%; and the rest of the world 6%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as our consolidated shareholders’ equity. During the first nine months of 2007, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2006. As a result, we experienced favorable currency translation effects on new orders and sales of $18 million and $17 million, respectively, and there was a favorable effect on pretax operating earnings of $.7 million.
     Between December 31, 2006 and September 30, 2007, the euro strengthened by approximately 7% against the U.S. dollar which caused the majority of a $13 million favorable foreign currency translation adjustment in accumulated other comprehensive loss. If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.
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
     In June 2004, we issued Series B Preferred Stock to Glencore Finance AG and Mizuho International plc. This transaction caused an “ownership change” as defined by the Internal Revenue Code and regulations that substantially delayed the timing of the utilization of certain of the pre-change U.S. tax loss carryforwards and other tax attributes. At September 30, 2007, the annual limitation was $23 million. However, as fully discussed in the notes to the Consolidated Condensed Financial Statements captioned “Income Taxes” and “Subsequent Event,” the sale of 287,500 shares of Series B Preferred Stock on October 2, 2007 triggered a second “ownership change” that will have the effect of significantly reducing this amount.
     As of December 31, 2006, U.S. deferred tax assets net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. At September 30, 2007, we continued to rely on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. At September 30, 2007, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. However, because of the significant reduction in the annual availability of pre-change net operating loss carryforwards, we may no longer be able

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
to rely on qualified tax planning strategies. We expect this will result in a fourth quarter charge to the provision for income taxes of up to $63 million to record the required valuation allowances.
     U.S. deferred tax assets and valuation allowances were both increased by an additional $4.5 million in the first three quarters of 2007. The $4.5 million is comprised of an increase of $5.2 million as a result of losses without current tax benefits and a $.7 million decrease related to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Non-U.S. deferred tax assets and valuation allowances were both decreased by $13.3 million during the third quarter as a result of a tax rate reduction in Germay effective January 1, 2008. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions during the third quarter and year-to-date period ended September 30, 2007. However, significant tax benefits of $5.5 million were recorded during the second quarter of 2007 as a result of the completion of a technical analysis related to the deductibility of interest expense in a non-U.S. jurisdiction and in the third quarter of 2007, a $1.5 million favorable tax settlement in a non-U.S. jurisdiction was recorded. These factors resulted in a net benefit for income taxes of $.5 million in the third quarter of 2007 and a net benefit of $4.4 million for the nine month period ended September 2007. For the third quarter of 2006 and the nine month period ended September 30, 2006, the provisions for income taxes were $.9 million and $2.7 million, respectively.
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
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2006, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2006, we recorded expense related to this plan of $12.8 million, including $10.1 million in the first three quarters of the year. For 2007, we currently expect to record expense for this plan of approximately $11.2 million, of which $8.4 million was recorded in the first three quarters of the year.
     We will not be required to make contributions to the funded U.S. plan in 2007. The contributions required in 2008 are estimated at $35 million to $40 million with approximately $20 million being due in September 2008. Contributions will also be required in 2009 and beyond but cannot be reasonably estimated at this time due to the number of variables and unknown factors which affect the calculation.
New Orders and Sales
     In the third quarter of 2007, consolidated new orders totaled $202 million compared to $201 million in the same period in 2006. Consolidated sales were $204 million in 2007 and $209 million in 2006. The increase in new orders was driven by higher orders outside of North America, offset in part by a decrease in the North America markets. The decrease in sales was driven by the softness in the North America markets for injection molding machinery and related tooling and supplies. Favorable foreign currency translation effects added $7 million to the third quarter for both new orders and sales.
     In the first nine months of 2007, consolidated new orders were $612 million while consolidated sales totaled $591 million. In the comparable period of 2006, new orders and sales were $626 million and $623 million, respectively. New orders in our machinery technologies – Europe segment increased $24 million, including $9 million of favorable foreign currency translation effects, while sales in this segment were up $4 million in the first nine months of 2007. New orders and sales for industrial fluids increased by $5 million in the first nine months of 2007. The declines in consolidated new orders and sales were primarily in the North American injection molding machinery and related parts and services and mold components businesses. As measured in U.S. dollars, favorable foreign currency translation effects added $18 million to new orders and $17 million to sales for the first nine months of 2007 compared to the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Export orders from the U.S. were $23 million in the third quarter of 2007 compared to $32 million in 2006. Export sales from the U.S. totaled $26 million in 2007 and $28 million in 2006. For the nine months of 2007, export orders were $68 million and export sales were $67 million. In the comparable period of 2006, export orders totaled $74 million while export sales were $64 million. Sales of all segments to non-U.S. markets, including exports, totaled $110 million in the third quarter of 2007 compared to $99 million in 2006. Non-U.S. sales totaled $300 million in the first nine months of 2007 and $275 million in the comparable period of 2006. For the first three quarters of 2007 and 2006, products sold outside the U.S. were approximately 51% and 44% of sales, respectively.
     Our backlog of unfilled orders at September 30, 2007 was $131 million, compared to $106 million at December 31, 2006 and $99 million at September 30, 2006. Foreign currency translation effects provided $21 million of the growth at September 30, 2007 compared to September 30, 2006.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 19.7% for the third quarter of 2007 compared to 18.7% for the third quarter 2006. For the first nine months of 2007, the consolidated manufacturing margin was 19.3%, or 1.1% higher than in the same period in 2006. Margins benefited from the full effect of pricing actions taken in 2006 and from operational cost savings from restructuring and global sourcing initiatives. Margins also benefited from a more favorable mix of products sold as our overall sales declined. Pension expense for our defined pension plan for certain U.S. employees and retirees included in cost of products sold for the third quarters of 2007 and 2006 was $2.0 million and $2.4 million, respectively, and for the year-to-date period was $5.8 million and $7.3 million, respectively.
     In the third quarter of 2007, total selling and administrative expense was $35.1 million compared to $35.3 million in the equivalent period of 2006. Selling expense was $27.8 million, or 13.6% of sales, in the third quarter of 2007, compared to $27.3 million, or 13.1% of sales, in the third quarter of 2006. The increase in 2007 was primarily related to higher trade show costs. The expense dollar increase also included upward pressure from foreign currency translation. Administrative expense decreased by $.7 million to $7.3 million in the quarter. Costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX-404), which are included in administrative expense, were $.9 million in the third quarter of 2007 and $1.3 million in 2006.
     For the first nine months of 2007, total selling and administrative expense was $105.3 million compared to $107.8 million in the first nine months of 2006. As a percentage of sales, selling expense was 14.0% in the first nine months of 2007 and 13.5% in 2006. Selling expense as a percentage of sales continued to experience upward pressure from sales declines despite the savings from lower trade show costs. Administrative expense decreased by $1.5 million including a $1.8 million reduction in SOX-404 costs.
     Other expense-net was $.4 million in the third quarter of 2007 and $.6 million in the comparable period of 2006. For the first nine months of 2007 and 2006, other expense-net was income of $.1 million and $.4 million, respectively. The first nine months of 2007 includes income of $.6 million related to equity investment income in non-consolidated entities. The 2006 amounts include a $1.4 million benefit related to changes in Ohio tax law.
     Interest expense net of interest income was $8.0 million in the third quarter of 2007 and $6.8 million in the same period of 2006. In the first nine months of 2007, interest expense net of interest income was $23.6 million compared to $22.3 million in the equivalent period of 2006. Interest expense for 2006 included income of $.7 million in the third quarter and $.2 million year-to-date related to the interest rate swap that was terminated on December 14, 2006. In addition, the increases for the third quarter and the first nine months of 2007 compared to 2006 are due primarily to additional borrowings under our asset based lending facility.
Restructuring Costs
     Certain of the restructuring actions undertaken in recent years are discussed in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs.” These initiatives include U.S. plastics machinery headcount reductions, the reorganization of our injection molding machine manufacturing facility in Germany, the consolidation of the machinery technologies – Europe segment’s sales offices and the reorganization of the mold technologies segment’s operations in both North America and Europe. In total, these actions resulted in restructuring costs of $5.1 million in the nine month period ending September 30, 2007 and $12.3 million in the comparable period of 2006. Cash costs were $5.7 million for the first three quarters of 2007 and $6.0 million in the same period in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Change in Preferred Stock Ownership Costs
     During the third quarter 2007, we charged to expense $.5 million of costs associated with the purchase of all of the Series B Preferred Stock held by Glencore Finance AG, amounting to 57.5% of the outstanding Series B Preferred Stock, by Ohio Plastics, LLC, an affiliate of Bayside Capital, Inc. on October 2, 2007. This sale, which is more fully discussed in the notes to the Consolidated Condensed Financial Statements captioned “Income Taxes” and “Subsequent Event,” triggered an “ownership change” for U.S. federal income tax purposes.
     The $.5 million of third quarter 2007 costs were primarily legal and other consulting costs arising from the transaction. We expect to record approximately $1.3 million of additional pretax transaction-related costs in the fourth quarter of 2007, including $1.1 million for the early vesting of certain shares of restricted stock granted to non-officer employees. The ownership change for income tax purposes further limits our ability to utilize pre-change net operating loss carryforwards and we expect to record a charge of up to $63 million to the provision for income taxes in the fourth quarter of 2007 for the write down of deferred tax assets.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q. Segment operating earnings and losses as discussed below do not include restructuring costs.
     Machinery technologies — North America – In the third quarter of 2007, the machinery technologies – North America segment had new orders and sales of $91 million and $93 million, respectively. In the comparable period of 2006, new orders totaled $99 million while sales were $106 million. New orders and sales in the North American market for injection molding machines declined in the third quarter and continue to be affected by the ongoing consolidation in the U.S. automotive supplier market, especially suppliers to the Detroit Three. This consolidation is depressing new machine demand and flushing used equipment into the marketplace, which is putting pressure on total sales as well as on pricing. New orders for blow molding machinery were flat with the prior year while sales decreased in the quarter. Offsetting these declines in part were increases in sales of extrusion systems and injection molding machines in our India unit. Sales of extrusion systems increased $3 million over the third quarter of 2006. The backlog at September 30, 2007 was $68 million, or $12 million above the same date last year. Favorable foreign currency effects added $4 million to backlog compared to September 30, 2006. Due primarily to the sales decrease, the segment’s operating profit declined to $3.8 million in the third quarter of 2007 from $6.0 million in the third quarter of 2006. Cost saving efforts as well as lower SOX-404 costs partially offset the effect of lower sales on the segment’s operating profit. Restructuring costs, which are not included in the segment’s operating profit, were $.1 million in the third quarters of both 2007 and 2006. Pension expense was $2.6 million in the third quarter of 2007 compared to $2.9 million last year.
     For the first nine months of 2007, the machinery technologies – North America segment had new orders of $279 million and sales of $276 million compared to orders of $312 million and sales of $307 million in the comparable period of the prior year. The decreases for the first nine months of 2007 were driven by the lower demand for injection molding machinery from automaker suppliers and an influx of used machinery to the marketplace, the effect of which were partially offset by increases in demand for extrusion systems and blow molding systems and by higher sales in our India injection molding unit. The segment’s operating profit was $10.5 million in the nine months ended September 30, 2007 compared to $11.9 million in 2006. While the segment’s profitability includes improvements related to cost savings efforts, lower trade show costs and an improved mix of sales, the segment’s profitability declined due to lower sales. Pension expense for our defined pension plan for certain U.S. employees and retirees decreased by $1.4 million in the first nine months of 2007 compared to 2006. In the first three quarters of 2007, restructuring costs were $1.0 million compared to $.7 million in 2006.
     Machinery technologies – Europe – In the third quarter of 2007, the machinery technologies – Europe segment had new orders and sales of $46 million each. In the third quarter of 2007, new orders increased by $15 million and sales increased by $6 million in relation to 2006. Foreign currency translation effects added $3 million to both new orders and sales for the quarter compared to prior year. The backlog grew by $22 million compared to September 30, 2006, including $16 million added by favorable foreign currency translation effects. Principally due to the benefits of our cost efficiency initiatives and to price improvements, the segment generated operating earnings of $.9 million in the third

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
quarter of 2007 compared to an operating loss of $.7 million in the third quarter of 2006. The segment had restructuring costs of $.2 million in 2007 compared to $.1.2 million last year.
     The machinery technologies – Europe segment had new orders of $138 million in the first nine months of 2007 compared to $114 million of orders in the same period of 2006. The segment’s sales totaled $120 million in the first nine months of 2007 and $116 million in 2006. Favorable foreign currency translation effects benefited new orders by $9 million and sales by $8 million. The segment ran at a breakeven operating profitability in the first nine months of 2007 compared to a loss of $4.2 million in 2006. The full effects of cost reduction initiatives and price improvements drove the reduction in the segment’s loss. Restructuring costs totaled $1.9 million in the first nine months of 2007. In the first nine months of 2006, restructuring costs were $7.0 million. In both years, these costs related principally to the reorganization of the Malterdingen facility in Germany and the consolidation of the segment’s European sales offices.
     Mold technologies – New orders and sales in the mold technologies segment were $37 million in the third quarter of 2007 compared to new orders and sales of $38 million in the same period in 2006. New orders and sales each benefited by $1 million from currency translation effects. The decreases in new orders and sales related principally to softness in the segment’s North American markets, particularly in automotive and related tool and die and mold making sectors. Orders and sales each increased $2 million in Europe. Due primarily to lower sales, the effect of which was offset in part by savings related to recent restructuring initiatives, the segment incurred an operating loss of $.4 million for the third quarter of 2007 compared to running at breakeven profitability in 2006. Restructuring expense was $.9 million in the third quarter of 2007 and $.3 million in the third quarter of 2006.
     The mold technologies segment had new orders of $111 million in the first nine months of 2007 compared to $120 million in the first nine months of 2006. Sales in the first nine months of 2007 were also $111 million compared to $121 million for the same period of 2006. Favorable currency translation effects added $3 million of new orders and sales as measured in U.S. dollars compared to 2006. Reduced business volume in North America accounted for most of the decreases in orders and sales. Due primarily to lower sales, the segment had an operating loss of $.9 million in 2007 compared to an operating profit of $2.1 million in 2006. Restructuring costs were $2.1 million in 2007 compared to $3.2 million in 2006.
     Industrial fluids – The industrial fluids segment had new orders and sales of $31 million each in the third quarter of 2007 and $29 million each in 2006. In 2007, orders and sales benefited from $1 million of foreign currency translation effects. The segment’s operating profit increased by $1.6 million to $3.5 million for the third quarter of 2007 due to better pricing and lower costs related to product liability litigation. The segment did not incur restructuring costs in the third quarter of either 2007 or 2006.
     For the first nine months of 2007, the industrial fluids segment had new orders and sales of $93 million each compared to $88 million each in 2006. The increases were principally due to the full effect of 2006 price increases and to $3 million of favorable foreign currency translation effects. The segment’s operating profit increased from $6.7 million in 2006 to $10.0 million in 2007. The improvement in profitability resulted from higher sales revenues as well as a decrease in insurance costs for product liability litigation. Results also benefited from slightly lower pension expense and SOX-404 compliance costs.
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the third quarter of 2007 was $5.0 million, including restructuring costs of $1.2 million and change in preferred stock ownership costs of $.5, compared to a pretax loss of $6.3 million in 2006, including restructuring costs of $2.9 million. For the first nine months of 2007, our pretax loss was $20.0 million, which includes restructuring costs of $5.1 million and change in preferred stock ownership costs of $.5 million. In the comparable period of 2006, our pretax loss was $28.4 million, which includes restructuring costs of $12.3 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgements – Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the third quarter of 2007. However, we recorded significant tax benefits of $5.5 million during the second quarter of 2007 as a result of the completion of a technical analysis related to the deductibility of interest expense in a non-U.S. jurisdiction, and, in the third quarter of 2007, we recorded a $1.5 million favorable tax settlement in a non-U.S. jurisdiction. These factors resulted in a net benefit for income taxes of $.5 million in the third quarter of 2007 and a net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
benefit of $4.4 million for the nine month period ended September 2007. For the third quarter of 2006 and the first three quarters of the year, the provisions for income taxes were $.9 million and $2.7 million, respectively.
Loss From Continuing Operations
     In the third quarter of 2007, our loss from continuing operations was $4.5 million, or $1.36 per share. In 2006, the loss from continuing operations was $7.2 million, or $1.97 per share. For the nine month period ended September 30, 2007, the loss from continuing operations was $15.6 million, or $4.56 per share. Our loss for the equivalent period of 2006 was $31.1 million, or $7.90 per share.
Discontinued Operations
     For the nine months ended September 30, 2007, results of discontinued operations represents income of $.2 million from adjustments of reserves related to prior divestitures.
Net Loss
     Including restructuring costs, change in preferred stock ownership costs and discontinued operations, we had a net loss of $4.5 million, or $1.36 per share, in the third quarter of 2007. In the third quarter of 2006, we had a net loss including restructuring costs of $7.2 million, or $1.97 per share. In the first three quarters of 2007, we had a net loss of $15.4 million, or $4.53 per share, compared to a net loss of $31.1 million, or $7.90 per share, in the comparable period of 2006.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At September 30, 2007, we had outstanding forward contracts totaling $5.6 million. At December 31, 2006, outstanding forward contracts totaled $.6 million and at September 30, 2006, we had outstanding forward contracts totaling $1.5 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at September 30, 2007, December 31, 2006 and September 30, 2006 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At September 30, 2007, we had fixed rate debt of $229 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $35 million. At December 31, 2006, our fixed rate debt totaled $230 million and our floating rate debt totaled $31 million. As a result of these factors, a portion of annual interest expense and financing fees fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.
     On December 14, 2006, we terminated a $50 million (notional amount) interest rate swap in connection with our entering into a new asset based lending facility. The interest rate swap had effectively converted a portion of fixed-rate debt into a floating-rate obligation and was intended to achieve a better balance between fixed-rate and floating-rate debt. The interest rate swap had the effect of decreasing interest expense for the third quarter of 2006 and the nine month period ended September 30, 2006 by $.7 million and $.2 million, respectively.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     One of our non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($14.1 million) of accounts receivable. At September 30, 2007 and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
December 31, 2006, the gross amounts of accounts receivable that had been sold under the agreement totaled $9.6 million and $9.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At September 30, 2007 and December 31, 2006, our maximum exposure under these arrangements totaled $5.2 million and $5.9 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.
Contractual Obligations
     Our contractual obligations for 2007 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Obligations for 2007 and beyond and have not changed materially as of September 30, 2007 except as noted below.
     Effective January 1, 2007, the company adopted FIN No. 48 which resulted in a de minimis cumulative effect adjustment to opening accumulated deficit and accrued taxes.
Liquidity and Sources of Capital
     At September 30, 2007, we had cash and cash equivalents of $37 million, a decrease of $1 million from December 31, 2006. Substantially all of the cash was held in foreign accounts in support of our operations outside of North America. Were any non-U.S. cash to be repatriated, it could trigger withholding taxes in non-U.S. jurisdictions.
     Operating activities provided $11 million of cash in the third quarter of 2007 compared to using $15 million of cash in the same period in 2006. Working capital improvements provided $5 million of cash in the quarter including the receipt of $3 million litigation reserve recoverables. The use of cash in 2006 was more than accounted for by the previously discussed pension contribution, the combined effects of which were partially offset by a liquidation of investments intended to fund nonqualified retirement benefits for executives.
     For the nine months of 2007, operating activities were neutral compared to a $18 million use of cash in 2006. Working capital used $7 million in the first nine months of 2007 offset by decreases in noncurrent assets and increases in long-term liabilities. The use of cash in 2006 was due to an increase in inventories in support of expected higher sales levels, and to the pension plan contribution, the combined effects of which were offset to some degree by the liquidation of the non-qualified pension assets.
     Investing activities used $2 million of cash in the third quarter of 2007 and $1 million of cash in the comparable period of 2006. In both years, the usage of cash was due almost entirely to capital expenditures.
     For the first nine months of 2007, investing activities used $6 million of cash for capital expenditures. In the first nine months of 2006, investing activities used $8 million for capital expenditures.
     In the third quarter of 2007, financing activities used $4 million due primarily to the repayment of short-term borrowings. In the third quarter of 2006, financing activities provided $9 million of cash primarily related to increased short-term borrowings.
     For the nine months of 2007, financing activities provided $3 million of cash and in the comparable period of 2006, financing activities provided $14 million of cash. In both periods, the cash provided was due principally to increased short-term borrowings, offset in part by repayments of long-term debt and dividends on our 4% Cumulative Preferred Stock.
     Our current ratio was 1.7 at September 30, 2007 and December 31, 2006.
     Total debt was $264 million at September 30, 2007 compared to $261 million at December 31, 2006.
     Total shareholders’ equity was a deficit of $18 million at September 30, 2007, a decrease of $3 million from December 31, 2006. The decrease in the deficit was due principally to favorable foreign currency translation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
adjustments due to the increased strength of the euro in relation to the dollar and to favorable adjustments to accumulated other comprehensive income related to postretirement benefit plans. These effects were offset to some degree by the loss incurred in the first nine months of 2007 and, to a lesser degree, dividends on preferred stock.
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
     At September 30, 2007, we had additional borrowing capacity under the asset based facility of approximately $42 million, and we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $34 million, of which approximately $14 million was available under certain circumstances.
     Based on the assets included in the borrowing base as of September 30, 2007, including a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $83 million of borrowing availability, subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time.
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
     The satisfactory resolution of discussions with the Export-Import Bank of the United States (Ex-Im Bank), provided us a subfacility (the Ex-Im subfacility) of the asset based facility and the ability to borrow up to $10 million (net of applicable reserves) against eligible foreign receivables guaranteed by Ex-Im Bank.
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
     We expect to generate positive cash flow from operating activities during 2007, which will be largely offset by approximately $10 million for capital expenditures.
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

customer acceptance of new products introduced during 2006 and products introduced and expected to be introduced in 2007 and beyond;

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s third quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the third quarter of 2007 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations. There have been no material changes in the matters included in our Form 10-K during the first nine months of 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and requisitions for the quarter ended September 30, 2007.

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Shares (or	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	Units)	per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs (1)	or Programs (1)

July 1— July 31, 2007	—	—	—	—
August 1— August 31, 2007	1,100 (2)	11.52	—	—
September 1 — September 30, 2007	—	—	—	—

Total	1,100	11.52	—	—

(1)	As of September 30, 2007, there were no publicly announced plans or programs to repurchase stock.

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
[Not Applicable]
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

Milacron Inc.
Date: November 7, 2007	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President – Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.		Page
2.		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession — not applicable
3.	(i)	Articles of Incorporation
	(ii)	By-laws
10.		Material Contracts
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