Form 10-K
period 2007-12-31
MILACRON INC
filed 2008-03-25
CIK 716823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number: 1-8485

MILACRON INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	31-1062125 (I.R.S. Employer Identification No.)

2090 Florence Avenue Cincinnati, Ohio (Address of principal executive offices)	45206 (Zip Code)

(513) 487-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	[New York Stock Exchange, Inc.]

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $43.2 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2008

Common Stock, $.01 par value per share	5,493,223 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2008	Part III

MILACRON INC.
2007 FORM 10-K

PART I

Item 1.	Business

General

Milacron is a major solutions provider to the plastics-processing industries and a leading supplier of premium fluids to the metalworking industries. We deliver advanced technology and superior aftermarket service and support and we are committed to the success of our customers worldwide. We operate four business segments:

•	Machinery technologies — North America

•	Machinery technologies — Europe

•	Mold technologies

•	Industrial fluids

Our first three segments represented 85% of consolidated sales in 2007 and serve plastics processors through a broad range of technologically advanced products, services and support used in state-of-the-art plastics processing operations. Our plastics technologies segments manufacture and sell machines and turnkey systems as well as related mold tooling and components, MRO (maintenance, repair and operating) supplies, and value-added services and support for injection molding, extrusion and blow molding — methods that account for over 90% of all plastic part production. Major global markets for our plastics technologies include packaging, building materials, automotive, consumer goods, housewares, medical and electronics.

Our industrial fluids segment represented 15% of consolidated sales in 2007 and sells fluids with advanced formulations meeting many stringent performance, health and safety requirements that are used in a wide variety of metalworking applications. Our industrial fluids segment formulates, manufactures and sells coolants, lubricants, process cleaners and corrosion inhibitors and provides related value-added services to a variety of metalworking industries. Major global markets for our industrial fluids include automotive, industrial components and machinery, aerospace, appliances, oil and primary metals and off-road equipment.

History

Starting in the 1860s as a screw and tap machine shop in downtown Cincinnati, the company was first incorporated in 1884. As a successor to that business, Milacron was most recently incorporated in Delaware in 1983. Known throughout most of our history as a leading machine tool maker serving metalworking industries, in the late 1990s we divested this legacy business and subsequently also divested our metalcutting tool and grinding wheel businesses in order to focus exclusively on plastics technologies and industrial fluids.

In the 1990s, Milacron, like many other U.S. companies, benefited from a strong, growing economy. Our plastics technologies sales were approaching $1 billion with good profitability. At the end of the decade, however, the U.S. manufacturing sector fell into its most severe and prolonged downturn since the 1930s. The plastics processing portion of the manufacturing sector was very severely impacted and to this day has not fully recovered. Shipments of injection molding machines in North America fell from a $1.2 billion 12-month moving total in 2000 to under $700 million by the end of 2001. It has stayed at very low levels ever since, experiencing only a partial recovery in 2004 and 2005 (Source: The Society of Plastics Industry).

In 2007, all of Milacron’s businesses in North America, including industrial fluids, continued to be negatively impacted by high oil and resin prices, by the shakeout among auto part molders servicing the U.S. Big Three car manufacturers and by the slowdown in residential home building. Despite a series of responsive actions, including a number of plant closings, head-count reductions and other measures resulting in annual cost-savings, severely depressed sales volumes led to a consolidated loss from continuing operations in 2007. Also as a result of the slow down in North American and the emergence of other economies in the world, we have focused on expanding our presence outside of our traditional markets. In 2007, we saw significant sales growth outside of North America, Canada and Western Europe.

In 2007, Ohio Plastics, LLC, purchased 57.5% of Milacron’s Series B Preferred Stock triggering a “change in ownership” for U.S. Federal income taxes which limits the amount of pre-change net operating loss carryforwards that we can utilize per year. As a result, we recorded a $63 million charge to the tax provision in 2007 to establish full deferred tax valuation allowances against our U.S. deferred tax assets. The decline in the North America economy, the deferred tax valuation allowance charge, restructuring charges of $12.5 million, pension plan curtailment costs of $1.9 million and $1.9 million of other costs related to the change in preferred stock ownership drove a consolidated net loss in 2007 of $87.1 million, or $19.25 per share.

Manufacturing Efficiency and Cost Structure

We are committed to better serving our customers and improving our financial performance through continuous cost reduction, greater working capital efficiency, increased manufacturing productivity and enhanced product quality.

Our focus is on reducing our overall costs and improving our operational efficiency through strategic global sourcing and manufacturing. In North America and Western Europe, we have been exiting the manufacture of low-cost, commodity parts and concentrating on making critical, high-tech components that add value and give us a competitive advantage. We are also consolidating our own manufacturing capacity and making our facilities more efficient. In 2007, we closed or sold two manufacturing plants in North America and one in Western Europe, while eliminating the need for manufacturing and administrative positions and reducing our overall cost structure. Thanks to these and other recently completed restructuring measures, we realized incremental savings from operations of $12 million in 2007 and we expect up to $8 million of additional savings in 2008.

In Asia, Eastern Europe and other faster-growing markets, we continue to expand our sales and manufacturing presence. And on a global basis, we are seeking new suppliers who offer greater flexibility, lower cost and higher quality, while consolidating existing supplier relationships and making other improvements to our supply chain.

Product Research and Development

We design and manufacture innovative, value-added products to reinforce our leading global positions and achieve sales growth. We continually invest in research and development to improve the performance of our existing products, to bring new products to market and to remain at the technological forefront of the plastics processing and metalworking fluids industries. To these ends, we invested $19.3 million, or 2.4% of sales, in R&D in 2007 compared to $20.5 million, or 2.5% of sales, in 2006.

Patents

Milacron holds a number of patents pertaining to both plastics technologies and industrial fluids, none of which are material to their respective business segments.

Website

We maintain an Internet website at www.milacron.com. Our site provides company, product and service information, as well as investor information, including our annual report on Form 10-K and other filings on Forms 10-Q and 8-K and any amendments thereto, our latest earnings and news releases, stock information, investor presentations and conference call access and replays. Information filed with the Securities and Exchange Commission (the “SEC”) is made available as soon as reasonably practicable after it is filed. The information contained on our website is not incorporated by reference in this report.

Employees

Milacron’s average employment level from continuing operations was approximately 3,350 in 2007. Of these, approximately half were outside the U.S. As of year-end 2007, our employment was about 3,300.

Segment Information

Segment and geographic information for the years ended December 31, 2007 and 2006 is included in the notes to Milacron’s Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Plastics Technologies

Products and Services.  We believe Milacron is the world’s broadest-line supplier of machinery, mold bases and related tooling and supplies to process plastics. Our extensive applications engineering expertise and comprehensive aftermarket service and support further differentiate us from our competitors. With combined 2007 sales of $684 million, our plastics technologies businesses are organized in three segments:

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

Injection molding is a very versatile process used to make a wide variety of plastic products, ranging from auto parts and electronic devices to consumer goods, medical equipment and containers. We believe Milacron is the largest supplier of injection molding machinery to the North American market and the third largest worldwide. We are a recognized technology leader in all-electric injection molding and in co-injection, multi-component-material-color, high-tonnage, and low-pressure foam/gas-assisted injection molding, offering systems that significantly reduce the customer’s cost per part. Our patented PC-based control technology for plastics molding machines assures high-quality part production and brings the power of the Internet and improved communications to the shop floor.

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

Our high-output, twin-screw extruders are North American market leaders for producing a wide variety of PVC (polyvinyl chloride) and plastic composite products, such as siding, decking, fencing and pipe, used in commercial and home construction markets. Smaller models of our single-screw extruders serve such end markets as plastics film and medical tubing. We also supply a leading line of new and rebuilt high-performance screws and barrels, which are the productivity and value components in the extrusion business, for all makes and models of extruders. We continued to make good progress in 2007 in reintroducing our advanced extrusion systems and technologies to markets outside North America.

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

Markets.  One of the largest industries in the world, plastics processing is a major contributor to the vitality of industrialized economies and to the continuing growth of developing areas. Plastic part production has grown steadily for over half a century, as plastics and plastic composites continue to replace traditional materials such as metal, wood, paper and glass. Plastics have increasingly become the material of choice in many, if not most, manufactured goods.

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

Although not always understood by those outside the industry, plastics generally are more environmentally friendly and energy conserving than comparable products made out of metal, wood, paper or glass. In addition, many polymer suppliers, machinery makers and processors are actively developing and improving methods of recycling plastics. As a member of the trade association, The Society of the Plastics Industry, Milacron continues to work with other leading companies to make plastics a part of the solution to the challenges of energy and environmental conservation.

Geographic Sales.  About 55% of our plastics technologies products and services in 2007 were sold to customers in North America. European sales made up about 28% of the total, with the remainder coming from Asia and the rest of the world.

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

Customers.  Our plastics technologies customers are involved in making a wide range of everyday products from food and beverage containers to refrigerator liners; from electronic and medical components to digital cameras and razors; from milk bottles to wood-fiber composite plastic decking. Key end markets in order of 2007 sales were packaging, automotive, building materials, consumer goods, appliances and housewares, custom molders, electrical and electronics, industrial machinery and components and medical.

Production Facilities.  For our three plastics technologies segments, Milacron maintains the following principal production facilities:

Facility Location	Principal Products

Ahmedabad, India	Injection molding machines
Batavia, Ohio*	Injection molding machines
Blow molding machines
Extrusion systems
Greenville, Michigan*	Mold bases
Jiangyin, China*	Injection molding machines
Lewistown, Pennsylvania	Mold components
Madison Heights, Michigan	Hot runner systems
Magenta, Italy*	Blow molding machines
Malterdingen, Germany	Injection molding machines
McPherson, Kansas*	Extrusion screws and barrels
Mechelen, Belgium	Mold components
Mississauga, Canada*	Extrusion screws
Mt. Orab, Ohio	Plastics machinery parts
Policka, Czech Republic*	Blow molding machines
Tecumseh, Michigan*	Molds for blow molding
Windsor, Canada	Mold bases
Youngwood, Pennsylvania	Mold bases and components

*	Leased

The above facilities provide approximately 1.8 million square feet of manufacturing, warehousing and office space. All facilities are in good repair and are considered suitable for the purposes for which they are used. The level of utilization of the facilities in relation to their practical capacities varies but, in all instances, is sufficient to justify their continued operation.

The following owned facilities were pledged as collateral to secure our obligations under the indenture governing our 11 1/2% Senior Secured Notes due 2011 and the financing agreement governing our $105 million asset based revolving credit facility: (i) Lewistown, Pennsylvania, (ii) Youngwood, Pennsylvania, (iii) Mt. Orab, Ohio and (iv) Madison Heights, Michigan.

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

Industrial Fluids

Products and Services.  With 2007 sales of $124 million, our industrial fluids segment provides metalworking industries worldwide with a wide variety of coolants, lubricants, forming fluids, process cleaners and corrosion inhibitors used in the shaping of metal products. Customers count on our extensive knowledge of chemistry and metalworking applications to maximize their productivity.

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

Geographic Sales.  About 48% of our 2007 industrial fluid sales were made to customers in North America, while another 44% were to European customers. The remaining sales were to customers in Asia and the rest of the world.

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

Markets for our industrial fluids in order of importance based on 2007 sales were automotive, industrial components, industrial machinery, job shops, aerospace, appliances and housewares, oil and primary metals, off-

road equipment, consumer goods, and electrical and electronics. The largest customer category, automotive, accounted for 35% of fluid sales in 2007.

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

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Positions Held During
Name and Age	Position	Last Five Years

Ronald D. Brown (54)	Chairman, President and Chief Executive Officer	Elected Chairman, President and Chief Executive Officer in 2001. Has served as a Director since 1999.
Ross A. Anderson (51)	Senior Vice President — Finance and Chief Financial Officer	Elected Senior Vice President — Finance and Chief Financial Officer in 2006. Prior thereto was Vice President — Finance and CFO from 2005, Vice President and General Manager for North American Plastics Injection Machinery from 2004 to 2005 and Corporate Controller from 2002 to 2004.
Hugh C. O’Donnell (56)	Senior Vice President, General Counsel and Secretary	Elected Senior Vice President in 2004 and elected Vice President, General Counsel and Secretary in 1999.
David E. Lawrence (57)	President — Global Mold Technologies	Elected President of Global Mold Technologies business in 2004. Prior thereto was General Manager, Global Mold Technologies from 2003 to 2004 and General Manager North America of D-M-E, a Milacron subsidiary, from 1999 to 2003.
Robert C. McKee (56)	President — Global Industrial Fluids	Elected President of Global Industrial Fluids business in 2004. Prior thereto was General Manager, Global Industrial Fluids from 2002.
M. Bradley Baker (42)	Vice President — Human Resources	Elected Vice President of Human Resources in 2004. Prior thereto was Director, Global Human Resources from 2002 to 2004.
John C. Francy (43)	Vice President and Treasurer	Elected Vice President in 2004 and Treasurer in 2001.
Danny L. Gamez (45)	Controller	Elected Controller in 2005. Prior thereto was employed by subsidiaries of SPX Corporation from 2001 to 2005, most recently as Chief Financial Officer of SPX Cooling Technologies GmbH.

Notes:

The parenthetical figure below the name of each individual indicates his age at most recent birthday prior to December 31, 2007.

There are no family relationships among the executive officers of the Registrant.

Officers of the company are elected each year by the Board of Directors.

Item 1A.	Risk Factors

The following discussion of “risk factors” identifies the most significant risk factors that may adversely affect our business, operations, financial position or future financial performance. These risk factors could cause our future financial performance to differ from those in our forward-looking statements and from our historical trends. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the Consolidated Financial Statements and related notes included in this Form 10-K. The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our expectations.

As a “smaller reporting company”, we are not required to provide any disclosures under Item 1A. In providing these risk factors, we do not represent, and no inference should be drawn, that the disclosures so provided comply with the requirements of Item 1A that would apply were we subject to them.

Risks Relating to Our Liquidity and Our Indebtedness

The ability to service our debt and meet pension funding requirements depends upon generating cash from operating activities and obtaining new sources of financing.

During 2007, our operating activities provided nearly $10 million of cash with no pension funding requirements. Generating positive operating cash flows in the future is dependent upon a number of factors including our ability to realize anticipated cost savings and operating improvements and to grow our sales, particularly in our North America injection molding machine business. A recession in the U.S. could significantly reduce demand for our products. We have implemented significant cost saving initiatives in 2007 and in prior years that will favorably affect our operating cash flows and we expect to reduce our fixed cost structure further in 2008. Pension funding requirements for 2008 are approximately $30 million to $35 million and may need to be funded in part with debt.

In March 2008, certain of our European subsidiaries entered into a new five-year asset-based revolving credit program for up to €27 million in aggregate financing. See the note to the Consolidated Financial Statements captioned “Subsequent Events” for more information regarding this new credit program.

If we need to fund interest payments on our 11 1/2% Senior Secured Notes in part with the proceeds of borrowings under our asset based facilities and if we need to pursue alternative sources of liquidity to service our debt and pay our expenses, it is possible that we would not be able to sell assets, refinance debt or raise equity on commercially acceptable terms or at all, which could cause us to default on our obligations under our indebtedness. Our inability to generate sufficient cash flow or draw sufficient amounts under our asset based credit facility to satisfy our debt obligations and pay our other expenses, or our failure to comply with the covenants governing our indebtedness, could cause us to default on our obligations and would have a material adverse effect on our business, financial condition and results of operations.

Our substantial level of indebtedness may adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2007, we had approximately $261 million in total indebtedness. In addition, we and certain of our non-U.S. subsidiaries had guaranteed $4.7 million of off-balance sheet obligations related to customer financings. As of December 31, 2007, we had approximately $77 million of borrowing-based availability under our asset based facility of which approximately $34 million was available to be borrowed.

Our substantial indebtedness could have important consequences. For example, it could:

•	require us to dedicate a substantial portion or even all of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase the amount of interest expense that we have to pay because some of our borrowings are at variable rates of interest, which, if increased, will result in higher interest payments;

•	increase our vulnerability to existing and future adverse economic and industry conditions if we incur further indebtedness; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Our asset based facility is subject to the borrowing base limitation, including an excess availability reserve. Failure to achieve compliance with covenants contained in any of our debt agreements could result in a loss of funding availability or a default under the related agreement, and could lead to acceleration of the related debt and acceleration of debt under the other agreements. If we were unable to meet our expenses, pension funding requirements and debt obligations, we would need to refinance all or a portion of our indebtedness, sell assets or raise equity.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. In March 2008, certain of our European subsidiaries entered into a new five-year asset-based revolving credit program for up to €27 million in aggregate financing. See the note to the Consolidated Financial Statements captioned “Subsequent Events” for more information regarding this new credit program.

Restrictions and covenants in debt agreements limit our ability to take certain actions.

The indenture governing the 11 1/2% Senior Secured Notes and the credit agreement for our asset based credit facility contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to, among other things:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on capital stock or purchase capital stock;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	make certain investments or acquisitions.

We are currently restricted by the terms of the indenture from paying cash dividends on our common stock as well as our Series B Preferred Stock.

Failure to comply with the terms of one of our debt instruments could result in an event of default that would result in the acceleration of that instrument as well as all or most of our other indebtedness.

Breaching any of our covenants, conditions or restrictions or the failure to comply with our obligations after the lapse of any applicable grace periods could result in a loss of funding availability or a default under the applicable debt instruments, including the credit agreement for our asset based facility. If there were an event of default, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. It is possible that our assets or cash flow or that of our subsidiaries would not be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our asset based facility, the lenders under the facility could proceed against the collateral securing that indebtedness. In that event, any proceeds received upon a realization of such collateral would be applied first to amounts due under the asset based facility before any proceeds would be available to make payments on the 11 1/2% Senior Secured Notes. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our or our subsidiaries’ other debt instruments, including the 11 1/2% Senior Secured Notes.

Our principal U.S. defined benefit pension plan is underfunded, which will require us to make cash contributions to the plan for the next several years, which, in turn, will reduce the cash available for our business, and adverse capital market or interest rate conditions may increase our net pension liability.

Contributions required in 2008 and beyond will be based on the provisions of the Pension Protection Act of 2006, (the Act) which became effective on January 1, 2008. The funding provisions of the Act have the effect of increasing future contributions in relation to the amounts that would have been required under the legislation that the Act replaced. The amount of future contributions will be dependent on, among other things, the funded status of the plan and on the interest rates required to be used for funding purposes. Contributions required for 2008 are estimated to be $30 million to $35 million with approximately $20 million due in September. Contributions for 2009 are estimated to be $15 million to $20 million. However, contributions for 2010 and beyond cannot be reasonably quantified at this time.

There is also a risk that the Pension Benefit Guaranty Corporation (the PBGC) may conclude that its risk with respect to our defined benefit plan may become unreasonably high if the plan continues to operate, if we are unable to satisfy our funding requirement or if the plan becomes unable to pay benefits. In such circumstances, the PBGC could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the PBGC of all or a substantial portion of the underfunding as calculated under PBGC assumptions, including a low discount rate. If such payment is not made, the PBGC could place liens on a material portion of our assets which could adversely affect our financial condition and results of operations. In addition, failure to fund the pension plan as required by law (or incurring certain liens in connection with a failure to fund or seeking a waiver from funding obligations) would be a breach of the terms of our debt agreements and therefore a default. If such default is not cured or waived, our indebtedness could be accelerated, which would have a material adverse effect on our liquidity and financial position. Finally, funding the pension plan might require the sale of significant business assets, which would adversely affect our ability to generate cash in the future. In addition, such sales of assets would generally require lender and, possibly, bondholder consent and it is possible that such consent would not be granted.

“Ownership changes” for U.S. federal income tax purposes will cause utilization of our pre-change tax loss carryforwards and other tax attributes to be substantially delayed, which could increase income tax expense and decrease available cash in future years.

The sale of a portion of our convertible preferred stock on October 2, 2007 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of the ownership change, the timing of our utilization of pre-change U.S. tax loss carryforwards and other tax attributes will be limited in the future. The amount of the annual limitation is expected to be approximately $5.7 million. The limitation has the potential to significantly increase tax expense and increase the amounts payable for income taxes in future years and thereby limit the amount of cash available to service our indebtedness and for use in our operations.

Risks Relating to Our Business

Many of our customers are in cyclical industries that have historically experienced significant downturns, which resulted in substantially reduced demand for our products.

The success of our business depends on the profitability of our customers’ business. Many of our customers are in businesses that are highly cyclical in nature and sensitive to changes in general economic conditions, such as the automotive, building materials, electronics and consumer durables industries. Their demand for our products and services changes as a result of general economic conditions (including increases in their cost structures and demand for their products), interest rates and other factors beyond our control. The performance of our business is directly related to the production levels of our customers. As an example, in 2006 and 2007, the automotive industry experienced a significant slowdown and closures of operating facilities, which has adversely affected the sale of our plastics machinery — particularly injection molding machines — and metalworking fluids. Declines in economic conditions in the industries served by our customers may continue to have a negative effect on our business and ability to increase operating cash flows.

We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully our results of operations could fail to improve or could deteriorate.

Many of the industries in which we operate are highly competitive. The markets for plastics machinery and related products are highly competitive and include a number of North American, European and Asian competitors. Principal competitive factors in the plastics machinery industry are price, product features, technology, performance, reliability, quality, delivery and customer service. We also face many competitors in the industrial fluids segment of our business. Principal competitive factors in our industrial fluids segment include price, market coverage, technology, performance, delivery and customer service.

Further increases in our cost structure could have an adverse effect on our operating results and cash flows.

Our costs are subject to fluctuations, particularly for raw materials and purchased components used in our business, including the cost of labor and steel and the cost of oil and chemicals used in the production of metalworking fluids. Our success is dependent, in part upon our ability to manage these fluctuations through pricing actions, costs savings projects and global sourcing actions. While we have responded by further reducing our cost structure and increasing the prices we charge our customers, these measures may not always be sufficient to offset the effects of the cost increases we experience.

Our significant international operations depend to a great extent on the economy of the European and Asian markets and subject us to risks such as unfavorable political, regulatory, labor and tax conditions.

We are a global business with a significant portion of our operations and sales outside the U.S. Our financial targets depend in part on achieving significant growth in developing regions, including the Eastern European and Asian markets. Our results could be negatively impacted if expected growth in these regions is not realized. In some cases, these markets include countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of political and economic stability, consumer prices, employment levels, gross domestic product, interest and foreign exchange rates. To the extent such fluctuations have an effect on the ability of our consumers to pay for our products, the growth of our products in such markets could be impacted negatively. Our success will depend in part on our ability to manage through these uncertainties.

Our overall success as a global business depends, in part, upon our ability to successfully manage in differing and unpredictable legal, regulatory, economic, social and political conditions. We may not be able to continue to succeed in developing and implementing policies and strategies that will be effective in each foreign market where we do business. Any of the foregoing factors may have an adverse effect on our ability to generate cash flow and grow our business.

We are subject to litigation that could have an adverse effect upon our business, financial condition, results of operations or reputation.

These suits and proceedings concern issues including product liability, patent infringement, environmental matters and personal injury matters, some of which seek substantial dollar amounts. In certain suits, multiple plaintiffs allege personal injury involving products, supplied by us. We are vigorously defending these claims and, based on current information, believe we have recorded appropriate reserves in addition to excess carrier insurance coverage and indemnity claims against third parties. Were we to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, our future operating results and financial condition, particularly our liquidity, could be adversely affected.

If our common stock is delisted, it may lack a market.

On September 18, 2007, we were informed by the New York Stock Exchange (NYSE) that the company had fallen below the NYSE’s continued listing standard related to average market capitalization. This standard requires that a company with stockholders’ equity of less than $75 million maintain total market capitalization of not less than $75 million over a thirty trading-day period. Under NYSE guidelines, we must return to compliance within 18 months following receipt of notification. In December 2007, we submitted to the NYSE a detailed plan to remedy the non-compliance through improved operating performance and other actions. While we believe the remediation will be successful, there can be no assurance that we will be able to return to compliance with the NYSE’s guidelines. If we are unsuccessful, it is possible that our stock will be delisted by the NYSE. Were this to happen, the market for our common stock could become more limited and it is possible that the per-share price would drop.

The interests of our principal shareholders may conflict with those of other shareholders.

Our Series B Preferred Stock is convertible into 5.7 million common shares which represents 51.0% of our as-converted common equity as of March 12, 2008. As of that date, Ohio Plastics, LLC, an affiliate of Bayside Capital, Inc. (Bayside) owned 57.5% of the Series B Preferred Stock representing 29.3% of our as-converted common equity. Pursuant to the provisions of the certificate of designation of the Series B Preferred Stock, the holders thereof have elected 7 of the 13 members of our board of directors, all of whom are employees of Bayside or its parent, H.I.G Capital. By virtue of its stock ownership, Bayside has the power to significantly influence our affairs and to influence, if not decide, the outcome of matters required to be submitted to shareholders for approval, including amendments of our charter and bylaws. See the note to the Consolidated Financial Statements captioned “Shareholders’ Equity” for more information regarding our Series B Preferred Stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate headquarters building from an unaffiliated third party. This building is located in Cincinnati, Ohio.

The remaining information required by Item 2 is included in Part I of this Form 10-K.

Item 3.	Legal Proceedings

Various lawsuits arising during the normal course of business are pending against us and our consolidated subsidiaries. In certain such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products supplied by us. We are vigorously defending these claims and, based on current information, believe we have recorded appropriate reserves in addition to our excess carrier insurance coverage and indemnity claims against third parties. The projected availability under our asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Liquidity and Sources of Capital for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that our ultimate liability could substantially exceed our current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were we to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, our future operating results and financial condition, particularly our liquidity, could be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) A special meeting of shareholders of Milacron Inc. was held November 27, 2007

(b) The shareholders voted on the following matters:

Proposal and Vote Tabulation

	Votes For	Votes Against	Abstain	Non-Votes

Amendment to the Redemption Provision of the Series B Preferred Stock	8,524,487	125,113	9,428	—
Amendment to include Ohio Plastics, LLC and Certain other persons as “Initial Investors” for purposes of the Series B Preferred Stock	8,374,286	273,981	10,761	—

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “MZ”. Such shares are also traded on the Cincinnati Stock Exchange, Boston Stock Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and Midwest Stock Exchange. As of March 12, 2008, there were approximately 3,528 holders of record of our common shares. Our 4% Cumulative Preferred Stock and 6% Series B Convertible Preferred Stock are not actively traded. As of March 12, 2008, there were 62 holders of record of our 4% Cumulative Preferred Stock and there were 6 holders of our 6% Series B Convertible Preferred Stock.

On September 18, 2007, we were informed by the New York Stock Exchange (NYSE) that the Company fell below the NYSE’s continued listing standard relating to average market capitalization. This standard requires that a company with stockholders’ equity of less than seventy-five million dollars maintain total market capitalization of not less than seventy-five million dollars over a thirty trading-day period. Under the NYSE guidelines, we must return to compliance within 18 months following receipt of the notification. We have notified the NYSE that we intend to remedy the non-compliance. Our common stock remains listed on the New York Stock Exchange.

The following table shows the price range of the common shares for 2006 and 2007, as reported by the New York Stock Exchange, adjusted for the effects of a one-for-ten reverse stock split of the company’s common stock which is more fully discussed in the notes to the Consolidated Financial Statements captioned “Shareholders’ Equity.”

Common Stock Price Range

	High	Low

2006, quarter ended
March 31	$17.60	$12.60
June 30	16.40	10.00
September 30	11.50	8.30
December 31	10.50	6.20
2007, quarter ended
March 31	$9.80	$5.80
June 30	9.56	5.50
September 30	9.05	5.73
December 31	8.30	2.70

No dividends were paid in 2007 or 2006 on our common shares. The indenture governing our 11 1/2% Senior Secured Notes due 2011 and the credit agreement governing our asset based lending facility (both discussed elsewhere in this Form 10-K) contain restrictions prohibiting the payment of cash dividends on our common stock. The terms of our 4% Cumulative Preferred Stock and our Series B Preferred Stock require that accrued and unpaid dividends on such stock be paid prior to any dividend or distribution on, or repurchase of, our common stock. As of March 10, 2008, there were no unpaid dividends outstanding on the 4% Cumulative Preferred Stock and there were $27.00 per share of accrued and unpaid dividends outstanding on the Series B Preferred Stock.

The following table summarizes stock repurchases and reacquisitions for the quarter ended December 31, 2007.

	(a)		(b)	(c)	(d)
Maximum Number
				Total Number	(or Approximate
				of Shares	Dollar Value) of
				(or Units)	Shares (or Units)
	Total Number of		Average Price	Purchased as	that May Yet Be
	Shares		Paid per	Part of Publicly	Purchased Under
	(or Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs(1)	Programs(1)

October 1 — October 31, 2007	49,775	(2)	$6.97	—	—
November 1 — November 30, 2007	—		—	—	—
December 1 — December 31, 2007	84,200	(3)	8.46	—	—
Total	133,975		7.90	—	—

(1)	As of December 31, 2007, there were no publicly announced plans or programs to repurchase stock.

(2)	Represents restricted shares cancelled to cover withholding taxes due at vesting.

(3)	Represents restricted shares forfeited by the grantee due to termination of employment.

Information on equity compensation plans is presented under Item 12 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Company Overview

Milacron is a leading global provider of equipment, supplies, services and complete end-to-end solutions to the plastics processing industries. We are also a leading global supplier of premium industrial fluids to the metalworking industries. First incorporated in 1884 and headquartered in Cincinnati, Ohio, we employ about 3,300 people and operate major manufacturing facilities in North America, Europe and Asia, while maintaining sales and services offices in over one hundred countries around the world. Milacron’s top priority is to support our customers with the most advanced technology and the most comprehensive, reliable service in our industry.

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

In the 1990s, Milacron, like many other U.S. companies, benefited from a strong, growing economy. Our plastics technologies sales were approaching $1 billion with good profitability. At the end of the decade, however, the U.S. manufacturing sector fell into its most severe and prolonged downturn since the 1930s. The plastics processing portion of the manufacturing sector was very severely impacted and to this day has not recovered. Shipments of injection molding machines in North America fell from a $1.2 billion 12-month moving total in 2000 to under $700 million by the end of 2001. It has stayed at very low levels ever since, experiencing only a partial recovery in 2004 and 2005 (Source: The Society of Plastics Industry).

In 2007, all of Milacron’s businesses in North America, including industrial fluids, continued to be negatively impacted by high oil and resin prices, by the shakeout among auto part molders serving the U.S. Big Three car manufacturers and by the slowdown in residential home building. Despite a series of responsive actions, including a number of plant closings, headcount reductions and other measures, severely depressed sales volumes led to a consolidated loss from continuing operations in 2007. Also, as a result of the slow down in North America and the emergence of other economies in the world, we have focused on expanding our presence outside of our traditional markets. In 2007, we saw significant growth outside of North America, Canada and Western Europe.

Industrial Fluids — Recent History

During the severe manufacturing recession of 2000-2003, overall demand for our metalworking fluids declined only by 10%, as our largest customer group, automakers, maintained high levels of production both in North America and worldwide. Profitability in the fluids business, although impacted, held up fairly well throughout this period, with operating earnings in the range of 13% to 15% of sales. In 2004 and 2005, sales of our metalworking fluids grew modestly, but profitability in this segment declined due to significant increases in product liability insurance and related expenses, as well as higher material costs and pension expense. In 2006 and 2007, we were able to improve profitability on minimal sales growth.

Consolidated 2007 Results

Sales and new orders in 2007 were down slightly compared to 2006, reflecting continued weakness in the U.S. automotive manufacturing sector and housing markets, offset in part by our growth in European, Asian and other emerging markets. Our net loss for the year was $87.1 million, which included $12.5 million in restructuring charges, $1.9 million in costs related to a change in preferred stock ownership and $1.9 million in pension plan curtailment cost, in all cases, with no tax benefit. Our net loss also included a $63.0 million provision for income taxes for deferred tax valuation allowances related to the change in preferred stock ownership. This compared to a net loss in 2006 of $39.7 million, which included $17.4 million in restructuring charges and $1.8 million in refinancing costs, in both cases, with no tax benefit.

Opportunities and Challenges

As we enter 2008, energy and various other material prices remain at record high levels and in North America, the economy continues to suffer from the U.S. auto part and housing sectors. For our part, we will continue to develop new and better products and services, especially in the aftermarket sectors of our businesses. We will also strengthen our performance and customer focus in our home markets of North America and western Europe, while expanding our presence outside the United States, Canada and western Europe. Overall for 2008, we are projecting continued growth outside of North America and improved profitability, which should be helped by the benefits from the restructuring measures taken in 2007 and those expected to be taken in 2008.

Presence Outside the U.S.

For 2007, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 30%; Canada and Mexico 7%; Asia 9%; and the rest of the world 6%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During 2007, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in 2006. As a result, Milacron experienced favorable currency translation effects on new orders and sales of approximately $29 million each and on operating earnings of approximately $1.6 million.

During 2007, the euro strengthened against the U.S. dollar by approximately 9% which caused the majority of a $1.6 million favorable foreign currency translation adjustment to consolidated shareholders’ deficit.

If the euro should weaken against the dollar in future periods, we could experience a negative effect in translating our European new orders, sales and earnings when compared to historical results.

Significant Accounting Policies and Judgments

The Consolidated Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts that are included therein. The following is a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the note to the Consolidated Financial Statements captioned “Summary of Significant Accounting Policies” (presented in Item 8 of this Form 10-K) which should be read in connection with the discussion that follows. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe that the estimates used in the preparation of the Consolidated Financial Statements are reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.

Deferred Tax Assets and Valuation Allowances

At December 31, 2006, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and related to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax purposes. These charges included the write-down of goodwill and a charge to equity related to unrecognized retirement benefit plan losses. At December 31, 2006, we had provided valuation allowances against all net deferred tax assets except $63 million in the U.S. that were offset by qualified tax planning strategies and $8 million of non-U.S. assets to be realized through future income expectations and tax planning strategies. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized in the future. The establishment of valuation allowances and their subsequent adjustment requires a significant amount of judgment because expectations as to the realization of deferred tax assets — particularly those assets related to net operating loss carryforwards — are generally contingent on the generation of taxable income, the reversal of deferred tax liabilities in the future and the availability of qualified tax planning strategies. Tax planning strategies represent prudent and feasible actions that management would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts related to tax planning strategies assume hypothetical transactions, some of which involve the disposal of substantial business assets, and certain variables which are judgmental and subjective. In determining the need for valuation allowances, we considered our short-term and long-range internal operating plans, which were based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.

At December 31, 2007, we had non-U.S. net operating loss carryforwards — principally in the Netherlands, Germany, Italy and Belgium — totaling $197 million and related deferred tax assets of $50 million. Valuation allowances totaling $37 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.

At December 31, 2007, we had a U.S. federal net operating loss carryforward of $174 million, which will expire between 2023 and 2028. Deferred tax assets related to this loss carryforward, as well as to our federal tax credit carryforward ($16 million) and additional state and local loss carryforwards ($7 million), totaled $84 million. Additional deferred tax assets totaling approximately $72 million had also been provided for book deductions not currently deductible for tax purposes, including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2028. However, our ability to utilize U.S. federal net operating loss carryforwards and other tax assets is limited as described below.

The sale of 287,500 shares of Series B Preferred Stock on October 2, 2007 caused an “ownership change” as defined by the Internal Revenue Code and regulations that will have the effect of substantially delaying the timing of the utilization of certain of the U.S. loss carryforwards and other tax attributes. The company has calculated the amount of the annual limitation to be approximately $5.7 million. The $5.7 million limitation applies to each year and is cumulative for years in which the limitation is not fully utilized. The limitation at the end of 2007 was approximately $1.4 million of available pre-change net operating losses with no limitations on deductibility.

As discussed above, at December 31, 2006 and through the third quarter of 2007, we relied on qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of our U.S. deferred tax assets. However, because of the limitation imposed by the U.S. Internal Revenue Code due to the “change in ownership”, we concluded that we are no longer able to rely on qualified tax planning strategies. As a result, we recorded a charge to the provision for income taxes of $63 million in the fourth quarter of 2007 to provide the required valuation allowances. Therefore, at December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaling $156 million were fully offset by valuation allowances of the same amount. We will continue to evaluate the extent to which valuation allowances are required on a quarterly basis. However, the reversal of the valuation allowance is not expected to occur until we achieve sustained profitability.

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

Allowances for doubtful accounts are generally established using specific percentages of the gross receivable amounts based on their age as of a particular balance sheet date. Because of the product line and customer diversity noted above, each business unit is required to base the percentages it applies to its aged receivables on its unique history of collection experience. The percentages used are reviewed for continued reasonableness on a quarterly basis. The amounts calculated through this process are then adjusted for known credit risks and collection problems. Write-offs of accounts receivable for our operations have averaged $2.9 million in the last two years. While we believe that our reserves for doubtful accounts are reasonable in the circumstances, adverse changes in general economic conditions or in the financial condition of our major customers could result in the need for additional reserves in the future.

Reserves for inventory obsolescence are generally calculated by applying specific percentages to inventory carrying values based on the level of usage and sales in recent years. As is the case for allowances for doubtful accounts, each business unit selects the percentages it applies based on its unique history of inventory usage and obsolescence experience and forecasted usage. The preliminary calculations are then adjusted based on current economic trends, expected product line changes, changes in customer requirements and other factors. In 2007, our operations recorded new inventory obsolescence reserves totaling $2.0 million and utilized $4.4 million of such reserves in connection with the disposal of obsolete inventory and the sale of manufacturing facilities. We believe that our reserves are appropriate in light of our historical results and our assumptions regarding the future. However, adverse economic changes or changes in customer requirements could necessitate the recording of additional reserves through charges to earnings in the future.

Our warranty reserves are of two types — “normal” and “extraordinary.” Normal warranty reserves are intended to cover routine costs associated with the repair or replacement of products sold in the ordinary course of business during the warranty period. These reserves are accrued using a percentage-of-sales approach based on the ratio of actual warranty costs over a representative number of years to sales revenues from products sold with warranties over the same period. The percentages are required to be reviewed and adjusted as necessary at least annually. Extraordinary warranty reserves are intended to cover major problems related to a single machine or customer order or to problems related to a large number of machines or other type of product. These reserves are intended to cover the estimated costs of resolving the problems based on all relevant facts and circumstances. In recent years, costs related to extraordinary warranty problems have not been significant. In 2007, our operations accrued warranty reserves totaling $3.8 million and incurred warranty-related costs totaling $3.0 million. While we believe that our warranty reserves are adequate in the circumstances, unforeseen problems related to unexpired warranty obligations could result in a requirement for additional reserves in the future.

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

SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally best determined through market prices. Due to the absence of market prices for our businesses and as permitted by SFAS No. 142, we have elected to base our testing on discounted cash flows as discussed above. Although the discount rates and other input variables may differ, the model we use in this process is the same model we would use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The cash flows we use are derived from the annual long-range planning process that we complete in the third quarter of each year. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three years based on current and forecasted economic conditions. Each business unit’s plan is reviewed by corporate management and the entire plan is reviewed with our board of directors. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels, general economic trends and other factors. The discount rates are obtained from an outside source based on the Standard Industrial Classification codes in which our businesses operate. These discount rates are then judgmentally adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results), “country risk” (the risk that economic or political instability in the non-U.S. countries in which we operate will cause a business unit’s projections to be inaccurate) and other factors. Finally, a growth factor beyond the three-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used are susceptible to change due to global and regional economic conditions as well as competitive factors in the industries in which we operate. In recent years, many of our cash flow forecasts have not been achieved, particularly in the market for capital equipment in the plastics processing industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable in the circumstances, various economic factors could cause the results of our testing to vary significantly.

While we recorded goodwill impairment charges in 2002 and 2003, our annual reviews as of October 1, 2004 through October 1, 2007 did not result in additional charges.

We review the carrying values of our long-lived assets other than goodwill annually under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reviews are conducted by comparing the estimates of undiscounted future cash flows that are included in our long-range internal operating plans to the carrying values of the related assets. To be conservative, no growth in operating cash flows beyond the third year is currently assumed. Under this methodology, impairment would be deemed to exist if the carrying values exceeded the expected future cash flow amounts. In 2007, we reviewed the aggregate carrying values of selected groups of our long-lived assets. The assets included in these reviews consisted principally of property, plant and equipment and, where applicable, intangible assets other than goodwill. Based on these reviews, it was determined that the maximum period of time to recover the carrying values of the tested groups of assets through undiscounted cash flows is approximately 3 years and that the weighted-average recovery period is approximately 7% of the remaining average lives of the assets. Based on the results of the reviews, no impairment charges were recorded in 2007.

Self-Insurance Reserves

Through our wholly-owned insurance subsidiary, Milacron Assurance Ltd. (MAL), we are primarily self-insured for many types of risks, including general liability, product liability, environmental claims and workers’ compensation for certain U.S. employees. MAL, which is incorporated in Bermuda and is subject to the insurance laws and regulations of that jurisdiction, establishes reserves commensurate with known or estimated exposures under the policies it issues to us. Exposure for general and product liability claims is supplemented by reinsurance coverage in some cases and by excess liability coverage in all policy years. Workers’ compensation claims in excess of certain limits are insured with commercial carriers. At December 31, 2007, MAL and the company had reserves for known claims and incurred but not reported claims under all coverages totaling approximately $17.3 million and expected recoveries from excess carriers and other third parties of $1.0 million. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to us. These amounts are classified as assets because unless other payment arrangements are negotiated, we (as the insured party) expect that we would first pay any indemnity claims and expenses in excess of MAL’s limits and then pursue reimbursement from the excess carriers. Of the $17.3 million in reserves at December 31, 2007, $14.9 million is included in long-term accrued liabilities in the Consolidated Balance Sheet at that date. The remaining $2.4 million is included in accrued and other current liabilities. The expected recoveries from excess carriers and other third parties are included in other current assets.

MAL’s reserves are established based on known claims, including those arising from litigation, and our best estimates of the ultimate liabilities thereunder (after consideration of excess carriers’ liabilities and claims against third parties) and on estimates of the cost of incurred but not reported claims. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all evidence available as of the respective balance sheet dates or as further information becomes available or circumstances change. While the ultimate amount of MAL’s exposure to claims is dependent on future events that cannot be predicted with certainty, we believe that the recorded reserves are appropriate based on current information. It is possible that our ultimate liability could substantially exceed our recorded reserves as of December 31, 2007, but the amount of any such excess cannot be reasonably determined at this time. Were we to have significant adverse judgments or determine, as cases progress, that significant additional reserves should be recorded, our future operating results, financial condition and liquidity could be adversely affected.

Pensions

We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. The most significant of these plans is the principal defined benefit plan for certain U.S. employees and retirees (the U.S. Plan), which is a funded plan with $394.0 million in assets. Two other non-U.S. defined benefit plans are also funded with a combined $4.4 million in assets.

Excluding expense related to supplemental early retirement benefits and plan curtailment costs, pension expense for the U.S. Plan was $11.2 million for 2007 and $12.8 million in 2006. Pension expense for the U.S. Plan for 2008 is expected to be approximately $2.5 million. The reduction is due to the freezing of benefits under the U.S. Plan as of December 31, 2007, the effects of which will be partially offset by a reduction in the estimated long-term rate of return on plan assets assumption. Employees whose benefits were frozen under the U.S. Plan are now eligible for benefits under our U.S defined contribution retirement plan (the Retirement Savings Plan) and costs for this plan are expected to increase by approximately $4 million in 2008 compared to 2007. Expense for the defined benefit plan for 2009 and beyond is dependent on a number of factors, including returns on plan assets and changes in the plan’s discount rate, and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension income or expense and the reasons for the change in costs identified above.

A significant factor in determining the amount of expense to be recorded for the funded U.S. Plan is the expected long-term rate of return on assets assumption. In 2006 and 2007, we used a rate of return of 8.75% and in our 2008 projections we have lowered the rate to 8.50%. We develop the long-term rate of return assumption based on the current mix of investments included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider, among other things, large and small capitalization investments, as well as international securities. The change from the 8.75% rate of return assumption to the lower 8.50% rate will have the effect of increasing the amount of pension expense that would otherwise be recorded in 2008 by approximately $1.0 million.

In determining the amount of pension expense to be recognized, the expected long-term rate of return is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. This practice is intended to reduce year-to-year volatility in recorded pension expense but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on the long-term rate-of-return assumption. At December 31, 2007, the market value of the U.S. Plan’s assets was $394 million whereas the calculated value of these assets was $387 million. The difference between these amounts is not significant because aggregate actual returns on plan assets in recent years have generally approximated the applicable expected long-term rate of return assumptions in use. If significant asset-related losses are incurred in 2008, it will have the effect of increasing the amount of pension expense to be recognized in future years beginning in 2009.

In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of interest on the plan’s liabilities to participants. In 2007 and prior years, pension expense also included the effect of service cost or the cost of benefits earned during the year. In 2008 and future years, the U.S. Plan will not incur service costs due to the freezing of plan benefits. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When the combined cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension expense. At December 31, 2002, the discount rate used to value the liabilities of the U.S. Plan was 7.25%. The discount rate was 6.00% at December 31, 2006 and at December 31, 2007 as modeled by the plan’s actuary. The effect of the lower discount rate and the significant variances in relation to the long-term rate of return assumption that occurred in 2001 and 2002 have resulted in cumulative losses in excess of the 10% corridor. Pension expense for the U.S. plan for 2006 and 2007 includes approximately $10 million each year for the amortization of previously unrecognized losses. Expense for amortization of previously unrecognized losses is expected to be approximately $7 million in 2008 with the decrease from 2007 being due principally to the effect of freezing benefits under the U.S. Plan.

Additional changes in the key assumptions discussed above would affect the amount of pension expense expected to be recorded for years subsequent to 2008. Specifically, a one-quarter percent increase in the rate of return on plan assets assumption would have the effect of decreasing pension expense by approximately $1.0 million. A comparable decrease in the rate of return on plan assets would have the opposite effect. In addition, a one-quarter percent increase in the discount rate would decrease expense by approximately $1.5 million.

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

Basis of Presentation

As discussed more fully in the note to the Consolidated Financial Statements captioned “Summary of Significant Accounting Policies — Changes in Methods of Accounting,” in 2007 we adopted Statement of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

Pension Expense and Pension Funding

Excluding supplemental retirement benefits and plan curtailment costs, we recorded pension expense related to the funded defined benefit pension plan for certain U.S. employees and retirees of $11.2 million in 2007 compared to $12.8 million in 2006. The lower pension expense has favorably affected margins, selling expense and earnings. Pension expense for this plan in 2008 is expected to decrease to approximately $2.5 million, primarily due to the freezing of benefits offset in part by lower expected long-term rates of return on plan assets. Also partially offsetting the expense reduction in 2008 will be approximately $4 million of additional costs for our Retirement Savings Plan for employees affected by the freezing of benefits in the defined benefit pension plan.

We contributed $32.1 million to the funded defined benefit pension plan for certain U.S. employees and retirees in 2006 but were not required to make contributions in 2007. Contributions required in 2008 and beyond are based upon the provisions of the Pension Protection Act of 2006, which became effective on January 1, 2008. Funding requirements for 2008 are estimated to be between $30 million and $35 million with approximately $20 million being due in September and for 2009 contributions are estimated to be between $15 million and $20 million. Funding requirements for 2010 and beyond cannot be precisely estimated at this time.

2007 Compared to 2006

New Orders and Sales

Consolidated new orders were $826 million in 2007, a decrease of $3 million, in relation to new orders of $829 million in 2006. Consolidated sales were $808 million in 2007, a decrease of $12 million, or approximately 1%, compared to 2006. Our North American machinery businesses and mold components business drove the declines. New orders and sales both benefited from approximately $29 million of favorable foreign currency translation effects.

Export orders were $92 million in 2007 compared to $94 million in 2006. Export sales decreased $7 million to $86 million, as sales of injection molding systems decreased $12 million, offset in part by a $5 million increase in sales of extrusion systems. Export sales to Canada decreased $13 million and sales to Mexico decreased $6 million.

Sales of all segments to non-U.S. markets were $422 million, or 52% of sales, in 2007 compared to $375 million, or 46% of sales, in 2006.

The backlog of unfilled orders was $129 million at December 31, 2007 compared to $106 million at December 31, 2006. The increase was in our machinery technology businesses with approximately $5 million of the increase being related to favorable foreign currency translation effects.

Margins, Costs and Expenses

The consolidated manufacturing margin was 20.2% in 2007 and benefitted from recent cost reduction and global sourcing efforts, a full year’s effect of pricing actions taken in 2006 and a more favorable mix of products sold as our overall sales declined. Insurance costs in margin were 0.4% of sales in 2007 compared to 1.2% in 2006. The consolidated manufacturing margin was 18.5% in 2006 and included higher than normal inventory write-downs and raw material and purchased product costs that outpaced pricing actions. Raw material and purchased product costs stabilized somewhat in 2007 but continued to increase throughout the year. In 2007, margins included $.2 million of restructuring costs compared to $.5 million in 2006.

Total selling and administrative expense increased to $145 million in 2007 compared to $140 million in 2006, primarily related to the effect of foreign currency translation. Selling expense increased by $6 million compared to 2006 due to higher direct sales costs for commissions and discounts, offset in part by lower costs for trade shows. Selling and administrative expense increased from 17.1% of sales in 2006 to 17.9% in 2007.

Interest expense net of interest income was $31.4 million in 2007 compared to $30.0 million in 2006. In 2007, the interest expense increase was related to higher average levels of short-term borrowings. In 2006, an interest rate swap had the effect of decreasing interest expense by $.3 million. We capitalized $.7 million of interest in 2007 and in 2006.

Restructuring Costs

During the last two years, we have initiated numerous restructuring initiatives for the purpose of reducing our cost structure and improving operating efficiency. These actions and certain other actions that we initiated prior to 2006 are described in detail in the note to the Consolidated Financial Statements captioned “Restructuring Costs” that are presented in Item 8 of this Form 10-K. In total, these actions resulted in restructuring costs of $12.5 million in 2007 and $17.4 million in 2006. The net cash costs were $4.2 million in 2007 and $7.9 million in 2006.

The costs and related cash effects of the actions initiated in 2006 and 2007 as well as certain other actions that were initiated in 2001 through 2004 are summarized in the table that follows.

Restructuring Actions

		Restructuring Costs		Cash Costs
	Year Initiated	2007	2006	2007	2006
	(In millions)

Machinery technologies — North America
Additional machinery technologies — North America reductions	2007	$2.6	$—	$.2	$—
U.S. plastics headcount reductions	2006	1.0	1.5	.2	—
Blow molding machinery and mold making relocations	2002	—	.6	—	(1.6)
Other		—	.1	—	.1

		3.6	2.2	.4	(1.5)
Machinery technologies — Europe
Reorganization of Germany injection molding machinery facility	2006	$1.1	$6.5	$2.4	$5.2
Consolidation of European sales offices	2005	2.0	1.8	1.8	1.7

		3.1	8.3	4.2	6.9
Mold technologies
Sale of Fulda plant	2007	$3.1	$—	$(2.4)	$—
Sale of MRO sales offices	2007	.2	—	(.3)	—
Reorganization of North American operations	2006	1.1	1.6	.5	.2
Further downsize Fulda plant	2006	—	1.8	—	1.3
Consolidation of European operations	2005	1.1	1.8	1.6	.3
Downsize Fulda plant	2004	—	(.1)	—	—
European sales reorganization	2003 & 2004	—	.3	—	.4
Other		.1	—	—	.2

		5.6	5.4	(.6)	2.4
Industrial fluids and corporate
Corporate headcount reductions	2007	$.1	$—	$—	$—
Liquidation of Japan sales office (corporate expenses)	2006	—	1.3	—	—
Germany and U.K. fluids blending plant closures	2005	.1	.2	.2	.1

		.2	1.5	.2	.1

		$12.5	$17.4	$4.2	$7.9

The non-cash restructuring costs incurred in 2006 and 2007 consist principally of $4.3 million of supplemental early retirement benefits that will be paid by our defined benefit pension plan for certain U.S. employees, $.8 million to adjust inventories related to discontinued product lines to expected realizable values and $2.6 million to adjust the carrying values of facilities, production equipment and other assets to be disposed of to expected realizable values.

Change in Preferred Stock Ownership Costs

In 2007, we charged $1.9 million to expense related to the purchase of all of the Series B Preferred Stock held by Glencore Finance AG, amounting to 57.5% of the outstanding Series B Preferred Stock, by Ohio Plastics, LLC, an affiliate of Bayside Capital, Inc. This sale, which is more fully discussed in the note to the Consolidated Financial Statements captioned “Income Taxes,” triggered an “ownership change” for U.S. federal income tax purposes.

The $1.9 million of expense was primarily related to the early vesting of certain shares of restricted stock granted to non-officer employees and to legal and other consulting costs arising from the transaction.

The ownership change for income tax purposes limits our ability to utilize pre-change net operating loss carryforwards. Therefore, we are unable to rely on tax planning strategies and we recorded an additional $63.0 million charge to the provision for income taxes to record valuation allowances related to deferred tax assets previously covered by tax planning strategies.

Pension Plan Curtailment Costs

As of December 31, 2007, we froze the benefits payable under the U.S. defined benefit pension plan for certain employees and retirees. Related to freezing the plan, we charged $1.9 million to expense to write-off prior service costs associated with previous plan amendments. These service costs were being amortized to expense over the remaining service life of the plan’s active participants.

Results By Segment

The following sections discuss the operating results of our business segments which are presented in tabular form in Part II, Item 8 of this Form 10-K. Segment operating earnings and losses as discussed below do not include restructuring costs, change in preferred stock ownership costs or pension plan curtailment costs.

Machinery technologies — North America — The machinery technologies — North America segment had 2007 new orders of $378 million and sales of $367 million compared to 2006 new orders and sales of $411 million and $402 million, respectively. New orders and sales in the North American market for injection molding machines were stable throughout 2007, but declined from 2006 levels as the North American market was affected by the ongoing consolidation in the U.S. automotive supplier market, especially suppliers to the Detroit Three. This consolidation is depressing new machine demand and flushing used equipment into the marketplace, which is putting pressure on total sales as well as on pricing. Sales of injection molding machines were down $58 million, or 24.0%, compared to 2006. This sales decline was offset in part by higher sales of extrusion systems, up $9 million or 12.9%, compared to 2006, and by higher sales in our India injection molding unit, up $12 million or 46.3%, while sales of blow molding systems were relatively flat with last year. Increased extrusion system sales were driven by higher export sales primarily to Mexico, Europe and Asia. Operating earnings for the segment were $10.8 million in 2007, a decrease of $6.3 million from prior year. Lower sales volumes placed significant downward pressure on operating earnings, but the decline was offset in part by cost savings actions taken in 2007. In 2007, the segment’s restructuring costs were $3.6 million compared to $2.2 million in 2006. In 2007 and 2006, restructuring costs were primarily associated with temporary early retirement programs.

Machinery technologies — Europe — In 2007, the machinery technologies - Europe segment had new orders of $188 million compared to new orders of $154 million in 2006 and had sales of $181 million compared to sales of $153 million in 2006. Foreign currency translation increased new orders and sales by $15 million each compared to last year. Sales of injection molding machines were up $22 million and sales of blow molding systems were up $13 million compared to last year. The segment’s operating earnings were $3.3 million in 2007 compared to a prior year operating loss of $4.9 million. Operating results benefited from higher sales volumes and savings from our restructuring actions. Restructuring charges were $3.1 million in 2007 and $8.3 million in 2006. In both years, restructuring charges included costs related to the reorganization of the German injection molding machinery facility and to the second phase of a sales office consolidation in Europe.

Mold technologies — The mold technologies segment’s new orders were $148 million in 2007 and $158 million in 2006. Sales declined $11 million from $159 million in 2006 to $148 million in 2007. Sales in Europe increased $6 million, while sales in North America were down $11 million. The declines in North America were primarily related to the automotive and related tool and die and mold making sectors. Foreign currency translation increased new orders and sales by $5 million in the year. Operating earnings decreased to $1.9 million in 2007 compared to $3.0 million in 2006, due primarily to the impact of lower sales volumes, offset in part by savings related to restructuring actions taken in 2007 and prior years. Lower insurance costs for 2007 also favorably affected operating earnings by $2.7 million compared to last year. In 2007, the segment had restructuring expense of $5.6 million, primarily related to the consolidation and sale of manufacturing facilities, including a $3.1 million charge for the sale of our Fulda, Germany manufacturing facility. In 2006, the segment had restructuring expense of $5.4 million related principally to reorganization of North American operations, the further downsizing at the Fulda plant and the consolidation of European operations.

Industrial Fluids — The industrial fluids segment had new orders and sales of $124 million each in 2007 compared to $117 million each in 2006. Orders and sales increased $7 million in Europe. Growth in Europe and Asia was offset by a slight decline in North America. Foreign currency translation provided $5 million of the growth in 2007, for both new orders and sales. Segment operating profit increased $5.8 million to $16.6 million in 2007. Compared to 2006, results for 2007 benefited from $3.9 million of lower insurance costs for product liability and the full effect of pricing increases taken to offset last year’s expense increases in energy, transportation and material costs — especially for chemicals and steel for drums. Restructuring costs were $.1 million in 2007 and $.2 million in 2006.

Loss From Continuing Operations Before Income Taxes

In 2007, our pretax loss from continuing operations was $26.6 million compared to a loss of $37.2 million in 2006. The loss for 2007 decreased $10.6 million primarily due to improved manufacturing margins. Restructuring costs decreased $4.9 million for the year, but 2007 included additional charges related to the change in preferred stock ownership and to the pension plan curtailment. In 2006, the loss included a $1.8 million refinancing charge.

Income Taxes

In 2007, we recorded a net income tax expense of $61.7 million compared to an expense of $2.6 million in 2006. As was previously discussed (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in 2007. Additionally, included in the net $61.7 million is a charge of $63.0 million related to recording valuation allowances due to the discontinuance of the use of tax planning strategies. The writedown was associated with an “ownership change” for U.S. federal income tax purposes related to Ohio Plastics, LLC’s purchase of 57.5% of the outstanding Series B Preferred Stock.

In 2006, we recorded a net income tax expense of $2.6 million. Our U.S. operations recorded a net tax benefit of $2.4 million, comprised of a decrease in valuation allowances of $4.0 million and a net reduction of tax carryback claims by $1.6 million. Our non-U.S. operations recorded income tax expense of $5.0 million for 2006, consisting of $4.0 million related to profitable non-U.S. operations and a $.9 million reduction in our deferred tax assets in Holland relating to an income tax rate reduction. Tax benefits in jurisdictions relating to non-profitable operations were fully offset by valuation allowances. In the aggregate, the mix of losses with no tax benefits and the expenses incurred in profitable jurisdictions resulted in a tax expense of $2.6 million on a pre-tax loss of $37.2 million.

Loss From Continuing Operations

Including restructuring costs and the previously discussed tax expense, our loss from continuing operations in 2007 was $88.3 million or $19.48 per share. In 2006, we had a loss from continuing operations of $39.8 million, or $10.17 per share. The loss per common share amounts in 2007 and in 2006 include the effect of preferred stock dividends and the amortization effect of a Series B Preferred Stock beneficial conversion feature. See the note to the Consolidated Financial Statements captioned “Shareholders’ Equity” for more information regarding the Series B Preferred Stock beneficial conversion feature.

Discontinued Operations

In 2007, discontinued operations provided income of $1.2 million compared to income of $.1 million in 2006. The income in both years related to reserve adjustments related to prior year divestitures.

Net Loss

Including all of the previously discussed matters, our net loss for 2007 was $87.1 million, or $19.25 per share. In 2006 our net loss was $39.7 million, or $10.15 per share. The per-share amounts for both years include the effects of preferred stock dividends and the effects of the Series B Preferred Stock beneficial conversion feature.

Market Risk

Foreign Currency Exchange Rate Risk

We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. Forward contracts totaled $5.7 million at December 31, 2007 and $.6 million at December 31, 2006. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at December 31, 2007 would not have materially affected our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

At December 31, 2007, we had fixed rate debt of $229 million, including $225 million face amount of 11 1/2% Senior Secured Notes due 2011, and floating rate debt of $32 million. At December 31, 2006, we had fixed rate debt of $230 million, including the 11 1/2% Senior Secured Notes due 2011, and floating rate debt of $31 million. As a result of these factors, a portion of annual interest expense fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not have been significant at either of the aforementioned dates.

On July 30, 2004, we entered into a $50 million (notional amount) interest rate swap that effectively converted a portion of our fixed-rate interest debt into a floating-rate obligation. The swap was terminated on December 14, 2006 in connection with our entering into a new asset based lending facility. The interest rate swap had the effect of decreasing interest expense in 2006 by $.3 million. Changes in the fair value of the swap were reported as non-cash increases or decreases in interest expense.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable

One of our non-U.S. subsidiaries has a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($14.4 million) of accounts receivable. At December 31, 2007 and December 31, 2006, the gross amount of accounts receivable that had been sold under this arrangement totaled $10.6 million and $9.0 million, respectively. Financing fees related to the arrangement are not material. In March 2008, this factoring agreement was replaced as part of a new asset-based revolving credit program through Lloyds TSB Group plc for certain of our operations in Europe. See Liquidity and Sources of Capital for more information regarding the new credit program.

Sales of Notes and Guarantees

Certain of our U.S. operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery. At December 31, 2007 and December 31, 2006, our maximum exposure under these U.S. guarantees, as well as guarantees by certain of our non-U.S. subsidiaries, totaled $4.7 million and $5.9 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.

Contractual Obligations

Our contractual obligations for 2008 and beyond are shown as of December 31, 2007 in the table that follows.

					2009 -		2011 -		Beyond
	Total		2008		2010		2012		2012
	(In millions)

Contractual Obligations
Asset-based facility borrowings due 2011	$24.4		$24.4		$—		$—		$—
11 1/2% Senior Secured Notes due 2011	225.0		—		—		225.0		—
Interest on 11 1/2% Senior Secured Notes due 2011	91.4		25.9		51.8		13.7		—
Other long-term debt	.8		.6		.2		—		—
Capital lease obligations	11.2		1.6		3.5		3.0		3.1
Operating leases	25.7		11.6		9.6		2.4		2.1
Purchase obligations(a)	—		—		—		—		—
Other long-term liabilities
Pension plan contributions	(b	)	(b	)	(b	)	(b	)	(b	)
Unfunded pension benefits(c)(d)	94.5		3.1		6.1		6.2		79.1
Postretirement medical benefits(d)	4.9		.3		.5		.5		3.6

Total	$477.9		$67.5		$71.7		$250.8		$87.9

(a)	We did not have any significant purchase obligations as of December 31, 2007.

(b)	The contribution required for our defined benefit pension plan for certain U.S. employees and retirees for 2008 is estimated to be between $30 million and $35 million with approximately $20 million due in September. Required contributions are estimated to be between $15 million and $20 million for 2009. Contributions will also be required in 2010 and beyond but cannot be reasonably estimated at this time due to the number of variable factors which impact the calculations.

(c)	Represents liabilities related to unfunded pension plans in the U.S. and Germany.

(d)	The amounts presented for unfunded pension benefits and other postretirement benefits reserves are estimates based on current assumptions and expectations. Actual annual payments related to these obligations can be expected to differ from the amounts shown.

The above table excludes the contingent liabilities of up to $4.7 million related to the loan guarantees that are discussed above.

Liquidity and Sources of Capital

At December 31, 2007, we had cash and cash equivalents of $40.8 million, an increase of $2.3 million from December 31, 2006. Substantially all of the cash was held in foreign accounts in support of our operations outside of North America. Were any of the non-U.S. cash to be repatriated, it could result in withholding taxes in foreign jurisdictions and could have U.S. income tax consequences.

Operating activities provided $10 million of cash in 2007 due principally to improved working capital levels as higher advance billings and deposits and higher trade payables outpaced growth in inventory levels. Operating activities in 2007 also included the recovery of a receivable related to a prior liability claim. Operating activities used $19 million of cash in 2006 due principally to a $30 million voluntary contribution to the funded defined benefit pension plan for certain U.S. employees and retirees, partially offset by the liquidation of assets for non-qualified retirement plans. The usage of cash was also due in part to a reduction in liabilities and an increase in inventories that resulted from higher order levels.

Investing activities used $9 million of cash in 2007 including $10 million for capital expenditures, offset in part by proceeds from the sale of equipment. The proceeds on the sale of idled manufacturing facilities were approximately $3 million and are included in operating activities as a reduction of restructuring cash flows.

Capital expenditures in 2007 included approximately $2 million related to the implementation of an Enterprise Resource Planning (ERP) system, a major portion of which was placed into service January 1, 2008. Investing activities used $11 million of cash in 2006, including $14 million for capital expenditures which was partially offset by $3 million from the sale of an idle plant facility and other surplus assets. Capital expenditures in 2006 included approximately $9 million related to the implementation of the ERP system.

Financing activities used $1 million of cash in 2007 due principally to the repayment of long-term debt, offset in part by additional short-term borrowings. Financing activities provided $19 million of cash in 2006 due principally to increases in net short-term borrowings.

Our current ratio was 1.6 at December 31, 2007 compared to 1.7 at December 31, 2006.

On December 19, 2006, we entered into a new five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent, collateral agent and a lender. The new asset based facility replaced a $75 million asset based facility that was terminated by us. The termination of the previous facility was concurrent with, and contingent upon, the effectiveness of the new facility. The new facility provides increased liquidity and better terms than the previous facility with up to $105 million of borrowing availability and no financial maintenance covenants as long as we comply with certain minimum availability thresholds, as described below. In addition to terminating our previous asset based facility, we also terminated an interest rate swap that was entered into on July 30, 2004.

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

The terms of our asset based facility impose a daily cash “sweep” on cash received in our U.S. bank accounts from collections of our accounts receivable. This daily cash “sweep” is automatically applied to pay down any outstanding borrowings under our asset based facility. The terms of our asset based facility also provide for the administrative agent, at its option and at any time, to impose a daily cash “sweep” on cash received in our Canadian bank accounts from collections of our accounts receivable. Since the cash we receive from collection of receivables is subject to the automatic “sweep” to repay the borrowings under the asset based facility on a daily basis, we rely on borrowings under it as our primary source of cash for use in our North American operations. Our liquidity could be materially affected if we have no additional availability or are unable to satisfy the borrowing conditions, including, among other things, conditions related to the continued accuracy of our representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

Our asset based facility contains customary conditions precedent to any borrowings, as well as customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves (including the excess availability reserve and other reserves) established by the administrative agent. Our asset based facility requires us to maintain a $10 million excess availability reserve and contains a limit on annual capital expenditures and a springing financial covenant requiring us to maintain a minimum fixed charge coverage ratio, to be tested quarterly, in the event that excess availability is less than $5 million.

Based on the assets included in the borrowing base as of December 31, 2007, including a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $77 million of borrowing-based availability, subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. At December 31, 2007, $32 million of the asset based facility was utilized, including borrowings of $24 million and letters of credit of $8 million. Under the terms of the facility, our additional borrowing capacity based on the assets included in the borrowing base at December 31, 2007 was approximately $34 million after taking into account the minimum availability and existing reserve requirements.

Failure to meet or exceed the covenants of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under our 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there had been a payment default or the maturity had been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under our outstanding indebtedness would have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2007, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $33 million, of which approximately $12 million was available under certain circumstances.

In March 2008, certain of our operations in Europe signed a five-year, asset based revolving credit program through Lloyds TSB Group plc to provide as much as €27 million of aggregate financing for working capital purposes. This new asset based lending program will allow us to replace shorter-term credit commitments while providing incremental financing for our global working capital needs, including meeting our pension funding obligations. Because of the substantial inter-company indebtedness created by our U.S. refinancing of European bonds in 2004, we will be able to apply the proceeds to these obligations in a tax-efficient manner The credit program consists of two parts: (i) asset-secured loans to our subsidiaries in Germany, Holland and Belgium and (ii) an accounts receivable factoring facility between our German operations and Lloyds TSB Commerce Finance. Based upon current asset levels, total borrowing and factoring capacity under the new program, when fully operational, is expected to exceed €20 million. Principal terms of the program have been filed with the Securities and Exchange Commission.

Our debt and credit are rated by Standard & Poors (S&P) and Moody’s Investors Service (Moody’s). On December 20, 2007, Moody’s lowered the rating on our $225 million of Senior Secured Notes due 2011 and our “corporate family” to Caa2 and affirmed a negative outlook. On June 7, 2007, S&P affirmed its rating on our corporate credit at CCC+ and affirmed its outlook as developing. However, S&P lowered its rating on Senior Secured Notes to CCC-.

None of our debt instruments include ratings triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential ratings downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.

Before funding our U.S. defined benefit pension plan, we expect to generate positive cash flow from operations during 2008. However, operating cash flows may or may not be sufficient to meet the U.S. defined benefit plan funding requirements. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facilities, will be sufficient to meet our capital expenditure and benefit plan requirements for 2008.

Cautionary Statement

We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, and the risk factors described earlier in this document could affect our actual results in 2008 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:

•	fluctuations in market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future;

•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	our ability to remediate or otherwise mitigate any material weakness in internal control over financial reporting or significant deficiencies that may be identified;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2007 and products expected to be introduced in 2008;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	our ability to satisfy our pension funding obligations for 2008 and beyond when they become due; and

•	our ability to successfully complete the implementation of our new Enterprise Resource Planning (ERP) system without significant business interruption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements

Beginning on page 33 and continuing through page 87 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007	2006
	(In millions, except per-share amounts)

Sales	$807.9	$820.1
Cost of products sold	644.9	668.2
Cost of products sold related to restructuring	.2	.5

Total cost of products sold	645.1	668.7

Manufacturing margins	162.8	151.4
Other costs and expenses
Selling and administrative	144.6	140.2
Restructuring costs	12.3	16.9
Change in preferred stock ownership costs	1.9	—
Pension plan curtailment cost	1.9	—
Refinancing costs	—	1.8
Other (income) expense-net	(2.7)	(.3)

Total other costs and expenses	158.0	158.6

Operating earnings (loss)	4.8	(7.2)
Interest
Income	.9	1.0
Expense	(32.3)	(31.0)

Interest-net	(31.4)	(30.0)

Loss from continuing operations before income taxes	(26.6)	(37.2)
Provision for income taxes	61.7	2.6

Loss from continuing operations	(88.3)	(39.8)
Discontinued operations net of income taxes	1.2	.1

Net loss	$(87.1)	$(39.7)

Loss applicable to common shareholders	$(96.4)	$(49.1)

Earnings (loss) per common share — basic and diluted
Continuing operations	$(19.48)	$(10.17)
Discontinued operations	.23	.02

Net loss	$(19.25)	$(10.15)

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006
	(In millions, except par value)

ASSETS
Current assets
Cash and cash equivalents	$40.8	$38.5
Notes and accounts receivable, less allowances of $7.8 in 2007 and $7.3 in 2006	114.6	114.5
Inventories
Raw materials	8.2	7.6
Work-in-process and finished parts	96.0	88.4
Finished products	75.5	74.7

Total inventories	179.7	170.7
Other current assets	34.9	41.9

Total current assets	370.0	365.6
Property, plant and equipment — net	106.4	114.3
Goodwill	90.5	87.3
Other noncurrent assets	36.0	83.3

Total assets	$602.9	$650.5

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Short-term borrowings	$26.9	$25.5
Long-term debt and capital lease obligations due within one year	2.1	2.2
Trade accounts payable	92.1	77.8
Advance billings and deposits	29.4	24.4
Accrued and other current liabilities	76.6	82.6

Total current liabilities	227.1	212.5
Long-term accrued liabilities	193.3	226.5
Long-term debt	231.9	232.8

Total liabilities	652.3	671.8
Commitments and contingencies	—	—
Shareholders’ deficit
4% Cumulative Preferred shares	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2007 and 2006)	119.2	116.1
Common shares, $.01 par value (outstanding: 5.5 in 2007 and 5.2 in 2006)	.1	.1
Capital in excess of par value	355.9	351.5
Contingent warrants	.2	.5
Accumulated deficit	(478.3)	(381.9)
Accumulated other comprehensive loss	(52.5)	(113.6)

Total shareholders’ deficit	(49.4)	(21.3)

Total liabilities and shareholders’ deficit	$602.9	$650.5

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
AND SHAREHOLDERS’ DEFICIT
Years ended December 31, 2007 and 2006

	2007	2006
	(In millions)

4% Cumulative Preferred shares
Balance at beginning and end of period	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	116.1	112.9
Beneficial conversion feature	3.1	3.2

Balance at end of period	119.2	116.1
Common shares
Balance at beginning of period	351.6	348.5
Restricted stock expense	2.5	1.1
Issuance of previously unissued shares	1.9	.8
Transfer of restricted stock liability balances to equity in connection with adoption of a new accounting standard	—	1.3
Effect of change in method of accounting for restricted stock forfeitures	—	(.1)

Balance at end of period	356.0	351.6
Contingent warrants
Balance at beginning of period	.5	.5
Exercise of contingent warrants	(.3)	—

Balance at end of period	.2	.5
Accumulated deficit
Balance at beginning of period	(381.9)	(332.8)
Net loss for the period	(87.1)	(39.7)
Dividends declared or accrued
4% Cumulative Preferred shares	(.2)	(.2)
6% Series B Convertible Preferred Stock	(6.0)	(6.0)
Beneficial conversion feature related to 6% Series B Convertible Preferred Stock	(3.1)	(3.2)

Balance at end of period	(478.3)	(381.9)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(113.6)	(140.2)
Foreign currency translation adjustments	15.9	17.7
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(1.6)	—
Pension plan curtailment cost	1.9	—
Amortization of net unrecognized losses	10.5	—
Pension plan curtailment gain	27.9	—
Postretirement health care plan amendment	3.8	—
Actuarial gain arising in the period not included in net periodic postretirement benefit costs	2.7	—
Minimum pension liability adjustment	—	32.2
Adjustment related to the adoption of a new accounting standard	—	(23.3)

Balance at end of period	(52.5)	(113.6)

Total shareholders’ deficit	$(49.4)	$(21.3)

Net loss for the period	$(87.1)	$(39.7)
Change in accumulated other comprehensive income (loss)	61.1	49.9

Total comprehensive income (loss)	$(26.0)	$10.2

See notes to consolidated financial statements.

MILACRON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006

	2007	2006
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(87.1)	$(39.7)
Operating activities providing (using) cash
Discontinued operations net of income taxes	(1.2)	(.1)
Depreciation and amortization	16.1	16.8
Restructuring costs	10.2	8.2
Refinancing costs	—	1.8
Deferred income taxes	58.8	.8
Working capital changes
Notes and accounts receivable	3.7	7.9
Inventories	(4.4)	(4.5)
Other current assets	(3.7)	2.1
Trade accounts payable	11.7	(1.7)
Other current liabilities	(13.3)	(2.0)
Decrease in other noncurrent assets	7.6	15.7
Increase (decrease) in long-term accrued liabilities	7.8	(25.9)
Other-net	3.4	1.4

Net cash provided (used) by operating activities	9.6	(19.2)
Investing activities cash flows
Capital expenditures	(9.6)	(13.8)
Net disposals of property, plant and equipment	.3	2.9

Net cash used by investing activities	(9.3)	(10.9)
Financing activities cash flows
Repayments of long-term debt	(1.6)	(1.6)
Increase in short-term borrowings	1.0	21.2
Dividends paid	(.2)	(.2)

Net cash provided (used) by financing activities	(.8)	19.4
Effect of exchange rate fluctuations on cash and cash equivalents	2.8	3.5

Increase (decrease) in cash and cash equivalents	2.3	(7.2)
Cash and cash equivalents at beginning of year	38.5	45.7

Cash and cash equivalents at end of year	$40.8	$38.5

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

Foreign Currency Translation

Assets and liabilities of the company’s non-U.S. operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in other comprehensive income (loss) of shareholders’ equity. Income and expense accounts are translated at weighted-average exchange rates for the period. Gains and losses from foreign currency transactions are included in other expense-net in the Consolidated Statements of Operations. Such amounts were expense of less than $.1 million in 2007 and expense of $.2 million in 2006.

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

Contracts for the sale of plastics processing machinery typically include customer acceptance provisions, which are satisfied prior to shipment or at the customer’s facility. Revenue is recognized when all significant acceptance provisions have been satisfied, the machinery has been delivered and all applicable revenue recognition criteria have been satisfied. Installation is typically not included in the sale price of plastics processing machinery. To the extent that it is, it is generally of a perfunctory nature and reserves for any related costs are provided at the time revenue is recognized.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Excluding amounts related to participation in trade shows, advertising costs totaled $5.6 million in 2007 and $5.4 million in 2006.

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

Earnings Per Common Share

Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. When required under U.S. generally accepted accounting principles, diluted earnings per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of certain restricted shares, the conversion of the Series B Preferred Stock and the contingent warrants.

For all periods presented, loss per common share data reflect the effects of a one-for-ten reverse stock split that became effective on May 16, 2007 (see Shareholders’ Equity).

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

Property, Plant and Equipment

Property, plant and equipment, including amounts related to capital leases, are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. For financial reporting purposes, depreciation is generally determined on the straight-line method using estimated useful lives of the assets. Depreciation expense was $15.4 million in 2007 and $15.7 million in 2006.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are accrued at the time expected losses are recognized. For assets expected to be sold at a gain, carrying costs are charged to expense as incurred.

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired in business combinations, is reviewed annually for impairment. The company has elected to conduct its annual impairment reviews as of October 1 of each year and base its assessments of possible impairment on the discounted present value of the operating cash flows of its various reporting units. The company has identified eight reporting units for purposes of testing goodwill for impairment.

Long-Lived Assets

The company evaluates its long-lived assets, including certain intangible assets, for impairment annually or when facts and circumstances suggest that the carrying amounts of these assets might not be recoverable.

Warranty Reserves

The company maintains warranty reserves intended to cover future costs associated with its warranty obligations. These reserves are based on estimates of the amounts of those costs. Warranty costs are of two types - normal and extraordinary. Normal warranty costs represent repair costs incurred in the ordinary course of business and reserves are generally calculated using a percentage of sales approach based on past experience. Extraordinary warranty costs are unique major problems associated with a single machine, customer order or a set of problems related to a large number of machines or other type of product. Extraordinary warranty reserves are estimated based on specific facts and circumstances. The company’s policy is to adjust its warranty reserves quarterly.

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

MAL’s reserves are established based on known claims, including those arising from litigation, and estimates of the ultimate exposures thereunder (after consideration of expected recoveries from excess liability carriers and claims against third parties) and on estimates of the cost of incurred but not reported claims. Expected recoveries represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to the company. For certain types of exposures, MAL and the company utilize actuarially calculated estimates prepared by outside consultants to ensure the adequacy of the reserves. Reserves are reviewed and adjusted at least quarterly based on all available information as of the respective balance sheet dates or as further information becomes available or circumstances change. MAL’s reserves are included in accrued and other current liabilities and long-term accrued liabilities in the Consolidated Balance Sheets. Expected recoveries from excess carriers are included in other current assets and other noncurrent assets, and represent the excess of total reserves for known exposures and incurred but not reported claims over the limits on the policies MAL issues to the company. These amounts are classified as assets because unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of MAL’s limits and then pursue reimbursement from the excess carriers.

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

The benefit obligations related to defined benefit pension plans and the postretirement health care plan are actuarially measured as of January 1 of each year. The amounts so determined are then progressed to year end based on known or expected changes. The assets of the funded defined benefit pension plans, including the defined pension plan for certain U.S. employees and retirees, are valued as of December 31 of each year.

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

On December 14, 2006, the company terminated an interest rate swap that it had entered into on July 30, 2004. The interest rate swap, a form of derivative financial instrument, was entered into for the purpose of achieving a better balance between fixed-rate and floating-rate debt. The amounts paid or received under this arrangement were recorded as adjustments of interest expense. Changes in the fair value of the arrangement were also applied as adjustments of interest expense.

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

The adoption of FIN No. 48 resulted in a de minimis cumulative effect adjustment to opening accumulated deficit and accrued income taxes. The cumulative adjustment also resulted in a decrease in deferred tax assets and valuation allowances in the amount of $.7 million. The gross amount of uncertain tax benefits at adoption amounted to $2.8 million which increased by a net $17.4 in 2007 resulting in a balance of $20.2 million at December 31, 2007. Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.

Resolution of controversies related to uncertain tax benefits are contingent on reaching satisfactory settlement agreements with the relevant taxing authorities. In 2007, the company reached a favorable settlement with a non-U.S. taxing jurisdiction related to $1.5 million of uncertain tax benefits and recorded the related benefit. The resolution of the issues underlying uncertain tax benefits may cause a decrease or increase in the company’s

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate. The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2003 tax year.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R) using the modified prospective transition method. Accordingly, amounts for prior periods were not restated. The company had previously accounted for stock options and restricted stock awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations.

Prior to the adoption of SFAS No. 123R, no compensation expense related to stock options was recognized in earnings because all of the options granted under the company’s 1997 and 2004 Long-Term Incentive Plans and a predecessor plan had exercise prices equal to the fair market value of the underlying common shares at the respective grant dates. Under the provisions of SFAS No. 123R, expense related to stock options must be recognized in an entity’s primary financial statements over the vesting period or periods based on their fair value (as defined in the standard) as of the grant date. The conversion of $30.0 million of then-outstanding notes into 1.5 million common shares on April 15, 2004 resulted in a change in control under the provisions of the 1997 Long-Term Incentive Plan which triggered the vesting of all outstanding stock options. Since that date, only 1,400 additional stock options have been granted of which 1,050 were not fully vested as of January 1, 2006. The company began to include the expense related to these stock options in the Consolidated Statements of Operations in 2006 but the effect of doing so is de minimis based on their grant date fair value of $27.20 per share.

Under the provisions of SFAS No. 123R, the company continues to recognize expense related to restricted (unvested) stock and deferred shares over the respective vesting periods. The provisions of these awards and activity for 2007 are presented in the note captioned “Share-Based Compensation”. Prior to 2006, the company had accounted for forfeitures of these awards as they occurred. However, SFAS No. 123R requires that estimates of future forfeitures be made as of the grant dates and revised as necessary over the vesting periods. Accordingly, the company made estimates of future forfeitures for those awards outstanding as of January 1, 2006. The effect was to reduce the cumulative expense recognized to date by approximately $.1 million. This amount is included as income in other expense-net in the Consolidated Statement of Operations for 2006 (rather than being reported as the cumulative effect of a change in method of accounting) based on its immateriality.

As was customary under the prior rules, the company previously classified the offsets to the expense recognized for restricted stock and deferred shares as liabilities in the Consolidated Balance Sheets. The recorded liabilities were then transferred to shareholders’ equity when the awards vested. In connection with the adoption of SFAS No. 123R, liability balances as of December 31, 2005 totaling $1.3 million were reclassified to capital in excess of par value in shareholders’ equity as of January 1, 2006.

Excluding the adjustment for forfeitures, the adoption of SFAS No. 123R had the effect of increasing the company’s 2006 loss before income taxes and net loss by less than $.1 million. Including the adjustment for forfeitures, the effect on the respective loss amounts was a de minimis decrease. In both cases, there was no effect on the applicable loss per common share amounts.

Effective December 31, 2006, the company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158). As required, the adoption was on a prospective transition method and prior periods were not restated. This standard amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132(R). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The adoption of SFAS No. 158 increased shareholders’ deficit by $23.3 million and increased liabilities by $20.9 million, in both cases in relation to the amounts that would otherwise have been reported at December 31, 2006 under previous requirements. See the note captioned “Retirement Benefit Plans” for additional information regarding the company’s postretirement benefit plans.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 158 includes a second provision that is effective as of December 31, 2008. The measurement date provision of the standard requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position and prohibits retrospective application. Because the company currently measures plan assets and benefit obligations as of its year end, this provision will not affect the company’s financial position or results of operation.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 is effective for fiscal years and interim periods that begin after November 15, 2007 on a prospective basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosure about fair value. The effects of adopting this standard are still being determined.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS No. 159). SFAS No. 159 is elective for fiscal years that begin after November 15, 2007 on a prospective basis. SFAS No. 159 allows companies to measure certain financial assets and financial liabilities at fair market value and to report changes in the fair market value in earnings. The company does not intend to elect fair value reporting for its financial assets and financial liabilities in the near future.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160). SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008 on a prospective basis. The effects of adopting this standard are not expected to have a material effect on the company’s financial statements. SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 also changes the deconsolidation and acquisition accounting for noncontrolling interests.

Discontinued Operations

The components of the line captioned “Discontinued operations net of income taxes” in the Consolidated Statements of Operations for 2007 and 2006 are presented in the table that follows. In both years, the amounts presented represent adjustments of previously recorded reserves for post-sale exposures based on more current information.

Gain (Loss) on Divestiture of Discontinued Operations

	2007	2006
	(In millions)

Sale of Valenite	$.5	$.9
Sale of Widia and Werkö	—	—
Sale of round metalcutting tools business	.3	(.3)
Sale of grinding wheels business	.2	(.2)
Adjustments of reserves for the 1998 divestiture of the machine tools segment	.2	(.3)

Net gain on divestitures	$1.2	$.1

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Costs

In November 2002, the company announced restructuring initiatives intended to improve operating efficiency and customer service. One of these actions involved the transfer of all manufacturing of container blow molding machines and structural foam systems from the plant in Manchester, Michigan to the company’s more modern and efficient facility near Cincinnati, Ohio. The mold making operation has also been moved to a smaller location near Manchester. These operations are included in the machinery technologies — North America segment. The relocations, which involved the elimination of 40 positions, resulted in restructuring costs of $14.3 million, including $.6 million in 2006. The amount for 2006 includes a charge to further reduce the carrying value of the Manchester facility based on a revised estimate of its fair value. The remainder of the expense for 2006 relates to costs to complete the move of the mold making operation and carrying costs for the Manchester facility pending its sale. The facility was subsequently sold in the third quarter of 2006 for proceeds that approximated its adjusted carrying value. Of the total cost of $14.3 million, $1.5 million relates to employee severance costs, $7.0 million to facility exit costs (including adjustments to the carrying values of the Manchester building and other assets that were disposed of), $1.9 million to inventory adjustments related to product lines discontinued in connection with the relocation and $3.9 million to other move-related costs, including employee, inventory and machinery and equipment relocation. Net of $1.8 million of proceeds from the sale of the Manchester facility, the net cash cost of the relocations was $4.6 million. The non-cash cost of $9.7 million relates principally to adjustments related to inventories of discontinued product lines and assets disposed of as a result of the plant closure.

In 2004, the company initiated headcount reductions in its European mold base and components business. These reductions represented a continuation of actions initiated in 2003 and employment level reductions in Germany and were undertaken due to continued slow economic conditions in Europe. The company incurred additional costs for these actions in 2006 related principally to the resolution of legal issues related to earlier terminations.

In the fourth quarter of 2005 the company also initiated the closure of a small metalworking fluids blending operation in Germany. The closure resulted in expense of $.3 million, including $.1 million in 2006. The cash cost in 2006 was $.1 million and an additional $.1 million was spent in 2007. In the fourth quarter of 2006, the company initiated the closure of a second fluids blending facility located in the United Kingdom at a cost of $.2 million. In 2006, $.1 million of the total cost was charged to expense and an additional $.1 million was expensed in 2007. The cash cost will be approximately $.2 million, of which $.1 million was spent in 2007.

In the fourth quarter of 2005, the company announced that it planned to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe segment — was initiated in 2005 and was continued in 2006 and 2007. Expense related to this action totaled $.3 million in 2005 and an additional $1.7 million was charged to expense in 2006. Expense of $2.0 million was recorded in 2007 to substantially complete the consolidation. The amount for 2007 includes $1.3 million related to the sale of two additional sales subsidiaries and the closure of a third. The cost reduction measures announced in 2005 and implemented in 2006 also included the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of marketing and administrative functions. Expense related to these actions totaled $1.8 million in 2006 and $1.1 million in 2007. The net cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $5.3 million. Of this amount, $1.9 million was spent in 2006 and an additional $3.4 million was spent in 2007. Severance and other termination benefits represent approximately one quarter of both the total expense and cash cost of these initiatives.

In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The restructuring resulted in 82 headcount reductions, including approximately 70 that occurred in 2006. The cost of the restructuring was $7.6 million, all of which relates to severance and other termination benefits. Of this

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount, $6.5 million was charged to expense in 2006 and an additional $1.1 million was expensed in 2007. The cash cost — all of which relates to termination benefits — was also $7.6 million. A total of $5.2 million was spent in 2006 and the remaining $2.4 million was spent in 2007.

In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at a cost of $1.8 million, all of which was charged to expense in 2006, including $1.3 million for benefits related to the termination of 21 employees. The cash cost of the plant reorganization was $1.3 million, all of which was spent in 2006. As discussed further below, the Fulda facility was subsequently sold in the fourth quarter of 2007.

In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company initiated the elimination of most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and the outsourcing of a majority of the mold components the facility produces. The cost of this action — which resulted in the elimination of 51 positions — was $1.8 million, substantially all of which was recorded in 2006. The total cost includes $.3 million for severance and other termination benefits and $1.5 million to adjust the carrying values of assets to be disposed of to reflect fair value. After deducting expected proceeds from sales of these assets, the cash cost is expected to be approximately $.6 million. In another action, the company initiated the downsizing of the administrative workforce at the segment’s North American headquarters in Madison Heights, Michigan in 2006. This action resulted in the elimination of 13 positions at a cost of $.1 million, all of which related to termination benefits. In order to further reduce headcount, the company offered special early retirement benefits to certain employees early in 2007 which resulted in expense of $.2 million. In the third quarter of 2007, the company initiated the closure of the mold base manufacturing facility in Melrose Park, Illinois and the transfer of its production to other mold technologies facilities in North America. Expense related to the closure was $.6 million which is net of a gain of $.5 million on the sale of the facility. The gross expense of $1.1 million related principally to severance and other termination benefits and the relocation of equipment. The net cash cost will be $.1 million, most of which was recorded in 2007.

In the third quarter of 2006, the company completed the liquidation of a sales branch in Japan which resulted in a non-cash charge of $1.3 million, a large portion of which related to the recognition of prior periods’ foreign currency translation adjustments and other deconsolidation effects.

In the fourth quarter of 2006, the company initiated a program to reduce headcount at its principal North American plastics machinery facility — principally in the injection molding machinery business — by offering supplemental early retirement benefits to eligible employees. A total of 34 employees accepted the offer in 2006 which resulted in a non-cash charge of $1.5 million. The offer of supplemental benefits was extended to additional groups of employees in the second quarter of 2007 which resulted in incremental expense related to 11 employees of $.9 million. The supplemental retirement benefits will be paid by the funded defined benefit pension plan for certain U.S. employees and retirees. In the third quarter of 2007, the company continued the headcount reduction program at its principal manufacturing facility by outsourcing certain functions at a cost of $.1 million for employee termination benefits.

In the first quarter of 2007, the operating assets of two European sales offices of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds were $.5 million and the cash costs related to the sales were $.2 million.

In the fourth quarter of 2007, the company completed the sale of its special mold base facility in Fulda, Germany that resulted in 50 headcount reductions. The restructuring activity resulted in expense of $3.1 million in 2007, which mostly related to the loss on the sale of the fixed assets and inventory. The sale will result in net cash proceeds of $2.2 million, most of which was recorded in 2007.

In the fourth quarter of 2007, the company initiated a program to reduce headcount at several of its North American facilities by offering supplemental early retirement benefits to eligible employees. At the plastics

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

machinery operation, principally the injection molding machinery business, the program resulted in 40 headcount reductions at a cost of $2.3 million, all of which was recorded in 2007. The total cash cost is expected to be $.7 million, with $.2 million being recorded in 2007 and the remainder in 2008. At the Corporate facility, the program resulted in 3 additional headcount reductions. The total cost amounted to $.1 million, all recorded in 2007, with no cash cost. At the mold making operation in Tecumseh, Michigan, the program resulted in 7 headcount reductions at a cost of $.3 million, all of which was recorded in 2007. There was no cash cost in 2007, as it will all be incurred in 2008 and beyond.

Additional restructuring actions are expected to be implemented in 2008. In total, the actions initiated in 2005 through 2008 are expected to result in restructuring charges of approximately $31 million and cash costs of approximately $13 million spread from 2006 through 2008.

The table that follows summarizes the costs of the various restructuring actions that are described above.

Restructuring Costs

	2007	2006
	(In millions)

Relocation of blow molding machinery and mold manufacturing	$—	$.6
Additional European mold base reductions	—	.3
Closure of metalworking fluids operations	.1	.2
Consolidation of European injection molding sales offices	2.0	1.7
Consolidation of European mold component operations	1.1	1.8
Reorganization of Germany injection molding machinery facility	1.1	6.5
Downsizing of Germany mold technologies facility	—	1.8
Reorganization of North America mold components operations	1.1	1.6
Liquidation of Japan sales office	—	1.3
U.S. plastics machinery headcount reductions	1.0	1.5
Sale of MRO sales offices	.2	—
Sale of Germany mold technologies facility in 2007	3.1	—
Additional machinery technologies — North America reductions	2.6	—
Other	.2	.1

Total restructuring costs	$12.5	$17.4

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the line captioned “Restructuring costs” in the Consolidated Statements of Operations for the years 2007 and 2006.

Restructuring Costs

	2007	2006
	(In millions)

Accruals for restructuring costs
Termination benefits	$3.3	$8.4
Facility exit costs	.4	1.6

Total accruals	3.7	10.0
Supplemental retirement benefits	2.8	1.5
Adjustment of assets to realizable values and gains and losses on disposal	3.7	1.9
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	.2	.5
Inventory and machinery relocation	.6	.2
Severance and facility exist costs	1.2	3.3
Other	.7	.2
Reserve adjustments	(.4)	(.2)

Total restructuring costs	$12.5	$17.4

The amounts on the line captioned “Inventory adjustments related to product line discontinuation” are included in cost of products sold in the Consolidated Statements of Operations.

As presented in the above table, the costs under the line captioned “Costs charged to expense as incurred” do not meet the conditions for accrual under U.S. generally accepted accounting principles upon announcement of the restructuring event and are therefore expensed when the related contractual liabilities are incurred. Accordingly, no reserves related to these costs were established.

The status of the reserves for the initiatives discussed above is summarized in the following tables.

Restructuring Reserves

	2007
	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance
	(In millions)

Restructuring costs
Termination benefits	$3.1	$3.3	$(4.8)	$1.6
Facility exit costs	.8	.4	(.9)	.3

Total reserves	$3.9	$3.7	$(5.7)	$1.9

	2006
	Beginning		Usage and	Ending
	Balance	Additions	Other	Balance
	(In millions)

Restructuring costs
Termination benefits	$1.1	$8.4	$(6.4)	$3.1
Facility exit costs	.3	1.6	(1.1)	.8

Total reserves	$1.4	$10.0	$(7.5)	$3.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $1.0 million of the $1.9 million of restructuring reserves remaining at December 31, 2007 is expected to be utilized in the first half of 2008. A large portion of the remaining $.9 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Change in Preferred Stock Ownership Costs

During 2007, the company charged to expense $1.9 million of costs associated with the October 2, 2007 purchase of all of the Series B Preferred Stock held by Glencore Finance AG, amounting to 57.5% of the outstanding Series B Preferred Stock, by Ohio Plastics, LLC, an affiliate of Bayside Capital, Inc. The $1.9 million of costs were primarily for the early vesting of certain shares of restricted stock granted to non-officer employees and legal and other consulting costs arising from the transaction. The sale, which is more fully discussed in the note to the Consolidated Financial Statements captioned “Income Taxes,” triggered an “ownership change” for U.S. federal income tax purposes. The ownership change for income tax purposes will further limit the company’s ability to utilize pre-change net operating loss carryforwards and the company recorded a $63.0 million charge to the provision for income taxes to record valuation allowances related to deferred tax assets previously covered by tax planning strategies.

Pension Plan Curtailment Costs

As discussed further below, as of December 31, 2007 the company froze the benefits payable under the U.S. defined benefit plan for certain employees and retirees. Related to freezing the plan, the company charged $1.9 million to expense to write-off unamortized prior service costs associated with previous plan amendments. These costs were being amortized to expense over the remaining service life of the plan’s active participants.

Research and Development

Charges to operations for research and development activities are summarized below.

Research and Development

	2007	2006
	(In millions)

Research and development	$19.3	$20.5

Retirement Benefit Plans

The company maintains various defined benefit plans and a defined benefit postretirement health care plan. Currently, only the defined benefit pension plan for certain U.S. employees and retirees (the U.S. Plan) carries a significant value of plan assets. Two other non-U.S. plans are also funded (see Summary of Significant Accounting Policies — Retirement Benefit Plans).

In the fourth quarter of 2007, the company amended the U.S. Plan to freeze benefits under it as of December 31, 2007. Beginning in 2008, retirement benefits for the affected employees will be provided through an existing defined contribution plan. As a result of the amendment, the company recorded a non-cash curtailment charge of $1.9 million in the fourth quarter of 2007 to write off unamortized prior service cost. The amendment decreased the plan’s projected benefit obligation as of December 31, 2007 by $27.9 million and decreased the amount of unrecognized losses included in accumulated other comprehensive loss by a like amount.

On December 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158 (see Summary of Significant Accounting Policies - Changes in Methods of Accounting). SFAS No. 158 required the company to recognize the funded status of its retirement benefit plans in its December 31, 2006 Consolidated Balance Sheet with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized losses and unrecognized prior service costs or credits, all of which were previously netted against the plans’ funded status in the company’s statement of financial position pursuant to the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87). These amounts are being recognized as components of net periodic benefit costs pursuant to the company’s historical accounting policies for amortizing such amounts. Further, gains and losses that arise in subsequent periods and are not immediately recognized in net periodic benefit costs in the same periods are being recognized as components of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as components of net periodic benefit costs on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of SFAS No. 158.

The following table presents the incremental effects of applying SFAS No. 158 on the company’s Consolidated Balance Sheet at December 31, 2006 for all defined benefit retirement plans. The adoption of SFAS No. 158 had no effect on the company’s Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period, and it did not affect the company’s operating results in 2007. Had the company not been required to adopt SFAS No. 158, it would have recognized additional minimum liabilities pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liabilities are included in the table below in the column captioned “Before Application of SFAS No. 158.”

Incremental Effects of Applying SFAS No. 158

	Before		After
	Application of	Adoption	Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In millions)

Intangible pension assets	$2.4	$(2.4)	$—
Other noncurrent assets	85.7	(2.4)	83.3
Total Assets	652.9	(2.4)	650.5
Current liability for retirement benefits	—	4.0	4.0
Accrued and other current liabilities	78.6	4.0	82.6
Total current liabilities	208.5	4.0	212.5
Long-term liability for retirement benefits	160.2	16.9	177.1
Long-term accrued liabilities	209.6	16.9	226.5
Total liabilities	650.9	20.9	671.8
Minimum pension liability adjustment	(132.3)	132.3	—
Defined benefit plan unrecognized net prior service costs and net loss	—	(155.6)	(155.6)
Accumulated other comprehensive loss	(90.3)	(23.3)	(113.6)
Total shareholders’ equity (deficit)	$2.0	$(23.3)	$(21.3)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in accumulated other comprehensive loss related to defined benefit pension plans at December 31, 2007 and December 31, 2006 that have not yet been recognized in net periodic pension expense. The U.S. Plan represented $115.2 million and $155.7 million of the total gross amounts for December 31, 2007 and December 31, 2006, respectively.

Components of Accumulated Other Comprehensive Loss

	December 31,		December 31,
	2007		2006
		Net of		Net of
	Gross	Tax	Gross	Tax
	(In millions)

Unrecognized losses	$126.0	$74.6	$167.9	$116.5
Unrecognized prior service costs	.1	.1	2.4	2.4

Total	$126.1	$74.7	$170.3	$118.9

The following table presents the amounts included in other comprehensive income at December 31, 2007 that are expected to be recognized in net periodic pension expense during 2008. The U.S. Plan represents $7.1 million of the amounts included in other comprehensive income at December 31, 2007 that are expected to be recognized in net periodic pension expense during 2008.

2008 Projected Amortization to be Included in Net Periodic Pension Cost

		Net of
	Gross	Tax
	(In millions)

Amortization of unrecognized losses	$7.7	$7.7
Amortization of unrecognized prior service costs	.1	.1

Total	$7.8	$7.8

Pension cost for all defined benefit plans is summarized in the following table. For both years presented, the table includes amounts for plans for certain employees and retirees in the U.S. and Germany. Pension expense for the U.S. Plan was $15.9 million in 2007, including $4.7 million of supplemental retirement benefits and pension plan curtailment cost, and was $14.3 million in 2006, including $1.5 million of supplemental retirement benefits.

Pension Expense

	2007	2006
	(In millions)

Service cost (benefits earned during the period)	$4.8	$4.9
Interest cost on projected benefit obligation	34.0	33.5
Expected return on plan assets	(34.3)	(32.7)
Supplemental retirement benefits	2.8	1.5
Pension plan curtailment cost	1.9	—
Amortization of unrecognized prior service cost	.4	.5
Amortization of unrecognized losses	10.7	11.1

Pension expense	$20.3	$18.8

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in the projected benefit obligation for all defined benefit plans. The projected benefit obligation for the U.S. Plan was $488.2 million at December 31, 2007 and $521.5 million at December 31, 2006.

Projected Benefit Obligation

	2007	2006
	(In millions)

Balance at beginning of year	$(575.2)	$(576.6)
Service cost	(4.8)	(4.9)
Interest cost	(34.0)	(33.5)
Supplemental retirement benefits	(2.8)	(1.5)
Curtailment of U.S. pension plan	27.9	—
Benefits paid	42.6	36.1
Actuarial gain (loss)	2.5	(9.0)
Changes in discount rates	—	16.1
Foreign currency translation adjustments	(1.7)	(1.9)

Balance at end of year	$(545.5)	$(575.2)

The following table summarizes the changes in plan assets for the funded plans. Plan assets for the U.S. Plan were $394.0 million at December 31, 2007 and $402.6 million at December 31, 2006.

Plan Assets

	2007	2006
	(In millions)

Balance at beginning of year	$403.0	$362.6
Actual investment gain	38.9	45.1
Benefits and expenses paid	(43.5)	(36.8)
Contributions	—	32.1

Balance at end of year	$398.4	$403.0

The weighted allocations of plan assets for the U.S. Plan at December 31, 2007 and 2006 are shown in the following table.

Allocation of Plan Assets

	2007	2006

Equity securities	74%	74%
Debt securities	22	21
Alternative investments	4	—
Cash and cash equivalents	—	5

	100%	100%

At December 31, 2007 and 2006, common shares of the company represented .1% and 1%, respectively of the funded U.S. Plan’s equity securities. These common shares had a market value of $.3 million at December 31, 2007 and $2.4 million at December 31, 2006.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the company’s target allocation percentages for plan assets were approximately 60% to 65% equity securities and 35% to 40% debt and alternative investments. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 7%. Under the current policy, the investment in equity securities may not be less than 35% or more than 80% of total assets, investments in fixed income securities may not be less than 15% or more than 65% of total assets and investments in alternative investments may not be more than 25% of total assets.

The expected long-term rate of return on plan assets for purposes of determining pension expense was 8.75% in 2006 and 2007. The company will use an 8.50% rate in 2008. The expected rate of return is developed based on the target allocation of investments and on the historical returns on these investments judgmentally adjusted to reflect current expectations of future returns and value-added expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities. The decrease in the expected long-term rate of return in 2008 will reduce the return on plan assets component of pension expense by approximately $1.0 million compared to 2007.

The company made cash contributions to the funded U.S. plan of $32.1 million in 2006 and contributions were not required in 2007. The company currently expects that the 2008 contribution will be between $30 million and $35 million, with approximately $20 million being due in September, in both cases based upon the provisions of the Pension Protection Act of 2006 which became effective on January 1, 2008. Funding requirements for 2009 are estimated to be between $15 million and $20 million. Funding requirements for years beyond 2009 cannot be precisely estimated at this time.

The following table sets forth the funded status of all defined pension benefit plans at year-end 2007 and 2006.

Funded Status at Year-End

	2007	2006
	(In millions)

Accumulated benefit obligation	$(540.1)	$(539.8)

Projected benefit obligation	$(545.5)	$(575.2)
Plan assets at fair value	398.4	403.0

Deficiency of plan assets in relation to projected benefit obligation	(147.1)	(172.2)
Unrecognized net loss	126.0	167.9
Unrecognized prior service cost	.1	2.4

Accrued pension cost	$(21.0)	$(1.9)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The presentation of the amounts included in the previous table in the Consolidated Balance Sheets at December 31, 2007 and December 31, 2006 is reflected in the following table. Accrued pension cost is included in accrued and other current liabilities and long-term accrued liabilities.

Balance Sheet Presentation

	2007	2006
	(In millions)

Current accrued pension cost	$(3.2)	$(3.0)
Noncurrent accrued pension cost	(143.9)	(169.2)
Accumulated other comprehensive loss(a)	126.1	170.3

	$(21.0)	$(1.9)

(a)	Represents the pretax amount of an after-tax charge to accumulated other comprehensive loss of $74.7 million in 2007 and $118.9 million in 2006.

The following table presents the weighted-average actuarial assumptions used to determine pension income or expense for all defined benefit plans in 2007 and 2006, except as noted.

Actuarial Assumptions

	2007	2006

Discount rate for all plans	5.95%	5.70%
Discount rate for the U.S. Plan	6.00%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%
Rate of increase in future compensation levels	3.59%	3.51%

The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for all defined benefit plans at December 31, 2007 and December 31, 2006. The change in the rate of increase in future compensation levels is related to the freezing of benefits in the U.S. Plan, which had been lower than the weighted-average in 2006.

Actuarial Assumptions

	2007	2006

Discount rate	5.97%	5.95%
Rate of increase in future compensation levels	4.69%	3.55%

The following table presents future estimated benefit payments, including the effects of future service, under all defined benefit plans as of December 31, 2007.

Pension Benefit Payments

(In millions)

2008	$39.4
2009	38.8
2010	38.6
2011	38.3
2012	38.5
2013-2017	199.1

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company also maintains a Retirement Savings Plan which is a defined contribution 401(k) plan. Participation in this plan is available to certain U.S. employees. Costs for this plan were $1.7 million in both 2007 and 2006. Expense for this plan will increase by approximately $4 million in 2008 as a result of the previously discussed freezing of benefits under the defined benefit pension plan for certain U.S. employees and retirees.

In addition to pension benefits, the company also provides varying levels of postretirement health care benefits to certain U.S. employees and retirees. Substantially all such employees are covered by the company’s principal plan, under which benefits are provided to employees who retire from active service after having attained age 55 and ten years of service. The plan is contributory in nature. For employees retiring prior to 1980, contributions are based on varying percentages of the current per-contract cost of benefits, with the company funding any excess over these amounts. However, the company’s contributions for this group of retirees were significantly reduced beginning in 2006 as a result of the plan amendment that is discussed below. For employees retiring after 1979, the dollar amount of the company’s current and future contributions is frozen. Effective January 1, 2007, the company replaced its self-funded medical plan for post-age 65 retirees with a fully insured Medical Advantage Private Fee For Service Plan (PFFS Plan). Effective January 1, 2008, the PFFS Plan was amended to include prescription drug coverage and except for pre-1980 retirees, the company eliminated its contributions for post-age 65 retiree coverage and recorded a $3.8 million reduction to the accumulated postretirement benefit obligation.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Among other things, the Act created a new federal prescription drug coverage program called Medicare Part D. Medicare Part D became available to eligible participants beginning January 1, 2006 and is being provided by employers and third-party insurance plans that meet certain qualifying criteria. In response to the Act, the plan was amended effective January 1, 2006 to move prescription drug coverage for retirees who are eligible for Medicare from the self-funded company plan to third-party insurers who offer a qualifying Medicare Part D plan. The change resulted in cash savings to the company in excess of $1.0 million in both 2006 and 2007. The reduction in the plan’s accumulated postretirement benefit obligation was $14.5 million and amortization of this amount, as well as other factors, resulted in postretirement health care income of $2.0 million in 2007 and $1.9 million in 2006.

The following table presents the components of the company’s postretirement health care cost under the principal U.S. plan, including the effect of the 2006 plan amendment that is discussed above.

Postretirement Health Care Cost (Income)

	2007	2006
	(In millions)

Service cost (benefits earned during the period)	$.1	$.1
Interest cost on accumulated postretirement benefit obligation	.4	.4
Amortization of effect of plan amendment	(2.1)	(2.1)
Amortization of unrecognized gains	(.4)	(.3)

Postretirement health care cost (income)	$(2.0)	$(1.9)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in the accumulated postretirement benefit obligation for the principal U.S. plan, including the effect of the 2008 plan amendment that is discussed above.

Accumulated Postretirement Benefit Obligation

	2007	2006
	(In millions)

Balance at beginning of year	$(7.0)	$(7.7)
Service cost	(.1)	(.1)
Interest cost	(.4)	(.4)
Participant contributions	(1.5)	(1.9)
Benefits paid	2.8	2.6
Actuarial gain (loss)	(.3)	.3
Effect of plan amendment	3.8	—
Change in discount rate	—	.2

Balance at end of year	$(2.7)	$(7.0)

The following table presents the amounts included in accumulated other comprehensive loss related to post- retirement health care benefits at December 31, 2007 and at December 31, 2006 that have not yet been recognized in net periodic benefit costs.

Components of Accumulated Other Comprehensive Loss

	December 31,		December 31,
	2007		2006
		Net of		Net of
	Gross	Tax	Gross	Tax
	(In millions)

Unrecognized net gain	$(3.0)	$(3.0)	$(3.7)	$(3.7)
Unamortized effects of plan amendments	(14.2)	(14.2)	(12.5)	(12.5)

Total	$(17.2)	$(17.2)	$(16.2)	$(16.2)

The following table presents the amounts included in accumulated other comprehensive loss at December 31, 2007 that are expected to be recognized in net periodic pension costs during 2008.

2008 Projected Amortization to be Included in Net Periodic Benefit Cost

		Net of
	Gross	Tax
	(In millions)

Amortization of unrecognized gain	$(.3)	$(.3)
Amortization of effects of plan amendments	(2.8)	(2.8)

Total	$(3.1)	$(3.1)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the company’s liability for postretirement health care benefits under the principal U.S. plan.

Accrued Postretirement Health Care Benefits

	2007	2006
	(In millions)

Accumulated postretirement benefit obligation
Retirees	$(.7)	$(3.7)
Fully eligible active participants	(.6)	(1.1)
Other active participants	(1.4)	(2.2)

	(2.7)	(7.0)
Unamortized effects of plan amendments	(14.2)	(12.5)
Unrecognized net gain	(3.0)	(3.7)

Accrued postretirement health care benefits	$(19.9)	$(23.2)

The following table presents the discount rates used to calculate the accumulated postretirement benefit obligation at December 31, 2007 and December 31, 2006 and the rates used to calculate postretirement health care cost for the years then ended.

Actuarial Assumptions

	2007	2006

Accumulated postretirement benefit obligation	6.00%	6.00%
Postretirement health care cost	6.00%	5.75%

Because the dollar amount of the company’s contributions for all participants is frozen, changes in health care costs will have no effect on the accumulated postretirement benefit obligation or the total cost of the plan.

The following table presents estimated future payments of postretirement health care benefits as of December 31, 2007. The amounts presented therein are net of participant contributions.

Postretirement Health Care Benefits

(In millions)

2008	$.2
2009	.2
2010	.2
2011	.3
2012	.3
2013-2017	1.5

Income Taxes

At December 31, 2007, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany, Italy and Belgium — totaling $197 million, of which $76 million will expire between 2008 and 2023. The remaining $121 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $50 million at December 31, 2007 and valuation allowances totaling $37 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.

At December 31, 2007, the company had a U.S. federal net operating loss carryforward of $174 million, which will expire between 2023 and 2028. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carryforwards ($7 million), totaled $84 million. Additional deferred tax assets totaling approximately $72 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care costs and accrued pension liabilities. At December 31, 2007, all net U.S. deferred tax assets were fully offset by valuation allowances totaling $156 million.

Of the federal tax credit carryforwards, $5 million expire between 2008 and 2019 and $11 million have no expiration dates. Approximately 74% of the state and local loss carryforwards will expire by 2012 and the remainder will expire by 2028. The deductions for financial reporting purposes that are discussed above are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2028. However, the company’s ability to utilize its U.S. federal net operating loss carryforwards and other tax attributes is limited as discussed below.

The sale of 287,500 shares of Series B Preferred Stock on October 2, 2007 (see Change in Preferred Stock Ownership Costs) resulted in an “ownership change” that had the effect of limiting the company’s utilization of pre-change net operating loss carryforwards and tax credits. The amount of the annual limitation is expected to be approximately $5.7 million. The allowable limitation will be cumulative for years in which it is not fully utilized. At December 31, 2007 the limitation amounts to approximately $1.4 million of available pre-change net operating losses with no limitations on deductibility.

Beginning in 2003 and through the third quarter of 2007, the company relied on the availability of qualified tax planning strategies to conclude that valuation allowances were not required with respect to a portion of its U.S. deferred tax assets. Prior to 2003, no valuation allowances had been recorded in the U.S. Tax planning strategies represent prudent and feasible actions a company would take to create taxable income to keep a tax attribute from expiring during the carryforward period. Determinations of the amounts of tax planning strategies assumed hypothetical transactions, some of which involve the disposal of significant business assets, and certain variables are judgmental in nature. At December 31, 2006 and September 30, 2007, valuation allowances had not been recorded with respect to $63 million of U.S. deferred tax assets based on qualified tax planning strategies. However, because of the limitation imposed by the U.S. Internal Revenue Code related to post ownership-change utilization of pre-change net operating losses and other carryforwards, the company has concluded that it is no longer able to rely on qualified tax planning strategies. As a result, the company recorded a charge to the provision for income taxes of $63 million in the fourth quarter of 2007 to provide the required valuation allowances.

As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances also totaled $156 million. At December 31, 2006, U.S. deferred tax assets, net of deferred tax liabilities totaled $178 million and U.S. valuation allowances totaled $115 million. The $22 million decrease in deferred tax assets in relation to December 31, 2006 is due primarily to a reduction in benefit plan liabilities resulting from freezing the company’s defined benefit pension plan for certain U.S. employees and retirees and establishing deferred tax liabilities for planned repatriations of non-U.S. earnings. Non-U.S. deferred tax assets decreased by $19 million in 2007 while valuation allowances decreased by $24 million, in both cases due in part to a third quarter tax rate reduction in Germany that became effective January 1, 2008. Due to a lack of positive evidence as to the probable utilization of deferred tax assets and as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in 2007. However, tax benefits of $5.5 million were recorded as a result of the completion of a technical analysis related to the deductibility of interest expense in a non-U.S. jurisdiction and a $1.5 million

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable tax settlement in a non-U.S. jurisdiction. Including the $63 million charge to record additional valuation allowances, these factors resulted in a 2007 provision for income taxes of $61.7 million.

In 2006, the company recorded a net income tax expense of $2.6 million. The company’s U.S. operations recorded a net tax benefit of $2.4 million, comprised of a decrease in valuation allowances of $4.0 million and a net reduction of tax carryback claims of $1.6 million. The company’s non-U.S. operations recorded income tax expense of $5.0 million for 2006, consisting of $4.0 million related to profitable non-U.S. operations and a $.9 million reduction in the company’s deferred tax assets in Holland relating to an income tax rate reduction. Tax benefits in jurisdictions relating to non-profitable operations were fully offset by valuation allowances. In the aggregate, the mix of losses with no tax benefits and the expenses incurred in profitable jurisdictions resulted in a tax expense of $2.6 million on a pre-tax loss of $37.2 million.

Effective January 1, 2007, the company adopted FIN No. 48. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance regarding the derecognition of tax benefits, their classification in the statement of financial position and accounting for possible interest and penalties. Additionally, a new disclosure framework for uncertain tax positions is required beginning in 2007.

The adoption of FIN No. 48 resulted in a de minimis cumulative effect adjustment to opening accumulated deficit and accrued income taxes. The cumulative adjustment also resulted in a decrease in deferred tax assets and valuation allowances in the amount of $.7 million. The gross amount of uncertain tax benefits at adoption amounted to $2.8 million which increased by a net $17.4 million in 2007 resulting in a balance of $20.2 million at December 31, 2007 (see table below) that if recognized would have a favorable impact on our tax provision of $.9 million.

Reconciliation of Unrecognized Tax Benefits

2007
(In millions)

Balance as of January 1, 2007	$2.8
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(.9)
Increases related to current year tax positions	19.7
Decreases related to settlements with taxing authorities	(1.4)
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$20.2

The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2003 tax year. Resolution of controversies related to uncertain tax benefits is contingent on reaching satisfactory settlement agreements with the relevant taxing authorities. We expect resolution of certain issues during 2008 related to positions in a non-U.S. jurisdiction amounting to $2.9 million. However, we do not expect that change to have a significant impact on our financial position or results of operations.

Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities as of year-end 2007 and 2006 are as follows:

Components of Deferred Tax Assets and Liabilities

	2007	2006
	(In millions)

Deferred tax assets
Net operating loss carryforwards	$118.4	$135.8
Tax credit carryforwards	17.9	17.4
Accrued postretirement health care benefits	1.2	2.9
Inventories, due principally to obsolescence reserves and additional costs inventoried for tax purposes	4.1	2.7
Accrued employee benefits other than pensions and retiree health care benefits	1.4	2.1
Accrued pension cost	12.2	11.4
Accrued warranty cost	1.1	1.2
Accrued taxes	1.2	1.2
Accounts receivable, due principally to allowances for doubtful accounts	.8	.9
Goodwill	17.3	24.3
Deferred pension costs	34.4	41.0
Accrued liabilities and other	12.4	17.8

Total deferred tax assets	222.4	258.7
Less valuation allowances	(192.2)	(175.7)

Deferred tax assets net of valuation allowances	30.2	83.0
Deferred tax liabilities
Property, plant and equipment, due principally to differences in depreciation methods	6.3	9.1
Undistributed non-U.S. earnings	10.5	—
Inventories	—	2.6

Total deferred tax liabilities	16.8	11.7

Net deferred tax assets	$13.4	$71.3

Summarized in the following tables are the company’s earnings from continuing operations before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Loss Before Income Taxes

	2007	2006
	(In millions)

United States	$(35.5)	$(31.1)
Non-U.S.	8.9	(6.1)

	$(26.6)	$(37.2)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented in the above table, U.S. losses for 2007 include $5.3 million of restructuring costs while non-U.S. losses include $7.2 million of such costs. U.S. losses for 2006 include $5.3 million of restructuring costs while non-U.S. earnings include $12.1 million of such costs.

Provision (Benefit) for Income Taxes

	2007	2006
	(In millions)

Current provision (benefit)
United States	$(.4)	$(1.3)
State and local	.3	.2
Non-U.S.	3.0	2.9

	2.9	1.8
Deferred provision (benefit)
United States	63.4	(1.3)
Non-U.S.	(4.6)	2.1

	58.8	.8

	$61.7	$2.6

Components of the Provision (Benefit) for Deferred Income Taxes

	2007	2006
	(In millions)

Change in valuation allowances	$16.5	$7.1
Change in deferred taxes related to operating loss and tax credit carryforwards	16.9	(27.1)
Depreciation and amortization	4.2	7.6
Inventories and accounts receivable	(3.9)	(1.1)
Accrued pension and other employee costs	6.5	6.8
Other	18.6	7.5

	$58.8	$.8

Reconciliation of the U.S. Statutory Rate to the Tax Provision Rate

	2007	2006

U.S. statutory tax rate	(35.0)%	(35.0)%
Increase (decrease) resulting from
Effect of changes in valuation allowances	259.3	31.1
Benefit plan expenses	20.5	—
Effects of tax law changes	(34.1)	—
Favorable resolution of a statutory tax deduction	(5.7)	—
Adjustment of tax reserves	(1.5)	(2.8)
Statutory tax rate changes	—	2.5
State and local income taxes, net of federal benefit	4.6	.6
Foreign dividends	25.5	12.9
Other	(1.6)	(2.5)

	232.0%	6.8%

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the company had U.S. net operating loss carryforwards of approximately $174 million that expire pursuant to the IRC carryforward regulations in 2023 through 2028, including $53 million that will expire due to the change in ownership limitations. In addition, certain of the company’s non-U.S. subsidiaries had net operating loss carryforwards aggregating approximately $197 million, a significant portion of which have no expiration date.

Undistributed earnings of foreign subsidiaries are primarily intended to be indefinitely reinvested. Reinvested earnings aggregated $49 million at the end of 2007, however, the company expects to repatriate approximately $30 million during 2008 and, accordingly, $10 million in deferred income taxes have been recorded with respect to this amount at December 31, 2007.

Income taxes of $3.5 million were paid in 2007. The company received net tax refunds of $.5 million in 2006.

Loss Per Common Share

The following tables present the calculation of loss applicable to common shareholders and a reconciliation of the shares used to calculate basic and diluted loss per common share.

Loss Applicable to Common Shareholders

	2007	2006
	(In millions)

Net loss	$(87.1)	$(39.7)
Dividends on preferred shares(a)	(6.2)	(6.2)
Beneficial conversion feature related to Series B Preferred Stock(b)	(3.1)	(3.2)

Loss applicable to common shareholders	$(96.4)	$(49.1)

(a)	In both 2007 and 2006, $6.0 million of dividends were accrued but unpaid on the Series B Preferred Stock.

(b)	Represents a beneficial conversion feature arising from the fact that holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).

Reconciliation of Shares

	2007	2006
	(In thousands)

Weighted-average common shares outstanding	5,008	4,833
Effect of dilutive convertible Series B Preferred Stock, contingent warrants, stock options and restricted shares	—	—

Weighted-average common shares assuming dilution	5,008	4,833

For all years, the common shares into which the Series B Preferred Stock is convertible are excluded from weighted-average common shares assuming dilution because their inclusion would result in a smaller loss per common share. The effects of potentially dilutive restricted shares and the shares related to the contingent warrants are also excluded for the same reason. Had all of these shares been included, weighted-average shares assuming dilution would have been 10,839 thousand in 2007 and 10,651 thousand in 2006.

Receivables

One of the company’s non-U.S. subsidiaries maintains a factoring agreement with a third party financial institution under which it is able to sell without recourse up to €10.0 million ($14.4 million) of accounts receivable.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and December 31, 2006, the gross amounts of accounts receivable that had been sold under this arrangement were $10.6 million and $9.0 million, respectively. In March 2008, this factoring agreement was replaced as part of a new asset-based revolving credit program through Lloyds TSB Group plc for certain of the company’s operations in Europe (see “Subsequent Event”).

The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At December 31, 2007 and December 31, 2006, the company’s maximum exposure under these arrangements totaled $4.7 million and $5.9 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.

Inventories

As presented in the Consolidated Balance Sheets, inventories are net of reserves for obsolescence of $26.5 million and $27.3 million in 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

The carrying value of goodwill totaled $90.5 million and $87.3 million at December 31, 2007 and December 31, 2006, respectively. The company’s other intangible assets, all of which are subject to amortization, are included in other noncurrent assets in the Consolidated Balance Sheets and totaled $1.2 million at December 31, 2007 and $1.6 million at December 31, 2006. Amortization expense related to these assets was $.7 million in 2007 and $1.1 million in 2006.

Changes in goodwill during the years ended December 31, 2007 and December 31, 2006 are presented in the following table.

Changes in Goodwill

	2007
	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total
	(In millions)

Balance at beginning of year	$17.8	$.7	$58.6	$10.2	$87.3
Capital contribution to subsidiary	.3	—	—	—	.3
Divestitures of European sales offices	—	(.8)	—	—	(.8)
Foreign currency translation adjustments	.4	.1	3.2	—	3.7

Balance at end of year	$18.5	$—	$61.8	$10.2	$90.5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Machinery
	Technologies	Machinery
	North	Technologies	Mold	Industrial
	America	Europe	Technologies	Fluids	Total
	(In millions)

Balance at beginning of year	$17.8	$.7	$55.0	$10.2	$83.7
Foreign currency translation adjustments	—	—	3.6	—	3.6

Balance at end of year	$17.8	$.7	$58.6	$10.2	$87.3

Property, Plant and Equipment

The components of property, plant and equipment, including amounts related to capital leases, are shown in the following table.

Property, Plant and Equipment-Net

	2007	2006
	(In millions)

Land	$8.9	$8.8
Buildings	121.6	121.5
Machinery and equipment	217.0	219.6

	347.5	349.9
Less accumulated depreciation	(241.1)	(235.6)

	$106.4	$114.3

Other Assets

The components of other current assets and other noncurrent assets are shown in the tables that follow.

Other Current Assets

	2007	2006
	(In millions)

Deferred income taxes net of valuation allowances	$12.8	$24.4
Recoverable from excess liability carriers	1.0	3.2
Prepaid expenses and other	21.1	14.3

	$34.9	$41.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Noncurrent Assets

	2007	2006
	(In millions)

Deferred income taxes net of valuation allowances	$17.4	$58.6
Recoverable from excess liability carriers	—	4.2
Intangible assets other than goodwill	1.2	1.6
Other	17.4	18.9

	$36.0	$83.3

Liabilities

The components of accrued and other current liabilities are shown in the following table.

Accrued and Other Current Liabilities

	2007	2006
	(In millions)

Accrued salaries, wages and other compensation	$21.0	$21.1
Taxes payable other than income taxes	5.2	7.4
Accrued and deferred income taxes	12.8	5.3
Accrued insurance and self-insurance reserves	7.2	15.0
Accrued interest	3.4	3.7
Other accrued expenses	27.0	30.1

	$76.6	$82.6

The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Balance Sheets.

Warranty Reserves

	2007	2006
	(In millions)

Balance at beginning of year	$5.6	$5.6
Accruals	3.8	3.3
Payments	(3.0)	(2.7)
Warranty expirations	(.4)	(.6)
Divestitures of European sales offices	(.3)	—
Foreign currency translation adjustments	.2	—

Balance at end of year	$5.9	$5.6

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of long-term accrued liabilities are shown in the following table.

Long-Term Accrued Liabilities

	2007	2006
	(In millions)

Accrued pensions and other compensation	$147.0	$172.4
Accrued postretirement health care benefits	2.1	6.8
Self-insurance reserves(a)	14.9	19.7
Accrued and deferred income taxes	6.3	9.4
Reserves related to prior years’ divestitures of discontinued operations	3.2	4.1
Accrued dividends on 6% Series B Convertible Preferred Stock	12.0	6.0
Other	7.8	8.1

	$193.3	$226.5

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $1.0 million in 2007 and $7.4 in 2006. These amounts are included in other current assets and other noncurrent assets in the Consolidated Balance Sheets. Expected recoveries represent the excess of total reserves for known exposures and estimates of incurred but not reported claims over the limits on the policies the company’s wholly-owned insurance subsidiary issues to it. These amounts are classified as assets because, unless other payment arrangements are negotiated, the company (as the insured party) expects that it would first pay any indemnity claims and expenses in excess of the insurance subsidiary’s limits and then pursue reimbursement by the excess carriers.

Short-Term Borrowings

The components of short-term borrowings are shown in the table that follows.

Short-Term Borrowings

	2007	2006
	(In millions)

Asset based credit facility due 2011	$24.4	$23.2
Borrowings under other lines of credit	2.5	2.3

	$26.9	$25.5

On December 19, 2006, the company entered into a new five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent, collateral agent and a lender. The new asset based facility replaced a $75 million asset based facility for which JPMorgan Chase Bank served as administrative and collateral agent. The termination of the previous facility was concurrent with, and contingent upon, the effectiveness of the new facility. The new facility provides increased liquidity and better terms than the previous facility with up to $105 million of borrowing availability and no performance covenants as long as the company complies with certain minimum availability thresholds as described below. Substantially concurrent with the termination of the previous facility, the company also terminated an interest rate swap that had been entered into on July 30, 2004 (see Long-Term Debt).

Borrowings under the asset based facility are secured by a first priority security interest, subject to permitted liens, in, among other things, U.S. and Canadian accounts receivable, cash and cash equivalents, inventories and, in the U.S., certain related rights under contracts, licenses and other general intangibles, subject to certain exceptions.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset based facility is also secured by a second priority security interest in the assets that secure the 11 1/2% Senior Secured Notes due 2011 (see Long-Term Debt) on a first priority basis.

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

Pursuant to the terms of the asset based facility, the cash the company receives from collection of receivables is subject to an automatic “sweep” to repay any outstanding borrowings under the facility on a daily basis. As a result, the company relies on borrowings under the asset based facility as the primary source of cash for use in its North American operations. The availability of borrowings under the asset based facility is subject to the borrowing base limitation and excess availability and other reserves, which may be adjusted from time to time by the administrative agent at its discretion, and the satisfaction of certain conditions to borrowing, including, among other things, conditions related to the continued accuracy of the company’s representations and warranties and the absence of any unmatured or matured defaults (including under financial covenants) or any material adverse change in the company’s business or financial condition.

The asset based facility contains customary covenants, including, but not limited to, maintenance of unused availability under the borrowing base based on reserves, including the excess availability reserve, established by the administrative agent. In addition to the excess availability reserve, the asset based facility contains a limit on annual capital expenditures and a springing financial covenant requiring the company to maintain a minimum fixed charge coverage ratio, to be tested quarterly, in the event that excess availability is less than $5 million.

Failure to meet or exceed the covenants of the asset based facility would constitute an event of default under the facility, which would permit the lenders to accelerate indebtedness owed thereunder (if such indebtedness remained unpaid) and terminate their commitments to lend. The acceleration of the indebtedness under the asset based facility would also create a cross-default under the company’s 11 1/2% Senior Secured Notes due 2011 if the principal amount of indebtedness accelerated, together with the principal amount of any other such indebtedness under which there had been a payment default or the maturity had been so accelerated, aggregated $15 million or more. Such cross-default would permit the trustee under the indenture governing the 11 1/2% Senior Secured Notes due 2011 or the holders of at least 25% in principal amount of the then outstanding notes to declare the notes to be due and payable immediately. Events of default under the asset based facility and the 11 1/2% Senior Secured Notes due 2011 in addition to those described above, including, without limitation, the failure to make required payments in respect of such indebtedness in a timely manner, may result in the acceleration of indebtedness owed under these instruments. The acceleration of obligations under the company’s outstanding indebtedness would have a material adverse effect on its business, financial condition and results of operations.

At December 31, 2007, $32 million of the asset based facility was utilized, including borrowings of $24 million and letters of credit of $8 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at December 31, 2007 was approximately $34 million after taking into account then-outstanding letters of credit and the minimum availability and other existing reserve requirements. The effective interest rate for borrowings under the facility at December 31, 2007 was 7.2%.

At December 31, 2007, the company had other lines of credit with various U.S. and non-U.S. banks totaling approximately $33 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $12 million was available to the company under these lines under certain circumstances.

In March 2008, certain of the company’s operations in Europe signed a five-year, asset based revolving credit program through Lloyds TSB Group plc to provide as much as €27 million of aggregate financing for working capital purposes. This new asset based lending program will allow the company to replace shorter-term credit commitments while providing incremental financing for our global working capital needs, including meeting its

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension funding obligations. Because of the substantial inter-company indebtedness created by the U.S. refinancing of European bonds in 2004, the company will be able to apply the proceeds to these obligations in a tax-efficient manner The credit program consists of two parts: (i) asset-secured loans to the company’s subsidiaries in Germany, Holland and Belgium and (ii) an accounts receivable factoring facility between the company’s German operations and Lloyds TSB Commerce Finance. Based upon current asset levels, total borrowing and factoring capacity under the new program, when fully operational, is expected to exceed €20 million. Principal terms of the program have been filed with the Securities and Exchange Commission.

Long-Term Debt

The components of long-term debt are shown in the following table.

Long-Term Debt

	2007	2006
	(In millions)

11 1/2% Senior Secured Notes due 2011	$221.9	$221.2
Capital lease obligations	11.2	12.3
Other	.9	1.5

	234.0	235.0
Less current maturities	(2.1)	(2.2)

	$231.9	$232.8

Initially, the 11 1/2% Senior Secured Notes due 2011 were jointly and severally guaranteed on a senior secured basis by substantially all of the company’s U.S. and Canadian subsidiaries and on a senior unsecured basis by Milacron Capital Holdings B.V., a Dutch subsidiary. As of December 31, 2007, Milacron Capital Holdings B.V. was a guarantor of these notes, although it had been released as a guarantor as of December 31, 2006. The notes and guarantees are secured by a first priority security interest in certain of the company’s U.S. and Canadian assets other than those securing the asset based facility on a first priority basis as well as the capital stock of certain subsidiaries and a second priority security interest in all of the assets securing the company’s asset based credit facility on a first priority basis.

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

Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $168.8 million as of February 29, 2008. The carrying amount of the company’s other long-term debt approximates fair value.

On July 30, 2004, the company entered into a $50 million (notional amount) interest rate swap that effectively converted a portion of fixed-rate debt into a floating-rate obligation. The swap, which was terminated December 14, 2006, was intended to achieve a better balance between fixed-rate and floating-rate debt. The floating-rate was based on six-month LIBOR set in arrears. The interest rate swap had the effect of decreasing interest expense for 2006 by $.3 million. The cash cost to exit the interest rate swap was $.4 million.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011 and the asset based credit facility are secured as described above. Except for obligations under capital leases and as discussed above, no indebtedness is secured.

Interest expense was $33.0 million in 2007 and $31.7 million in 2006. Of the total amounts, interest capitalized was $.7 million in both 2007 and 2006.

Total interest paid, net of amounts capitalized, was $29.6 million in 2007 and $28.6 million in 2006.

Maturities of long-term debt excluding capital leases for the five years after 2007 are shown in the following table.

Maturities of Long-Term Debt

(In millions)

2008	$.6
2009	.1
2010	.1
2011	225.0
2012	—

The company leases two manufacturing facilities under capital leases. The cost of the assets related to these leases of $31.1 million at December 31, 2007 and $30.0 million at December 31, 2006 is included in property, plant and equipment — net in the Consolidated Balance Sheets. The net book value of the assets was $15.1 million at December 31, 2007 and $15.0 million at December 31, 2006. Amortization of these assets is included in depreciation expense and interest on lease obligations is included in interest expense. In October of 2006, the company refinanced the capital lease of the Magenta, Italy facility to extend the maturity from 2009 to 2014. Future minimum payments for capital leases during the next five years and in the aggregate thereafter are shown in the following table.

Capital Lease Payments

(In millions)

2008	$2.2
2009	2.2
2010	2.2
2011	2.2
2012	1.2
2013 and after	3.3

Total capital lease payments	13.3
Less interest component(a)	(2.1)

Capital lease obligations	$11.2

(a)	Includes $.6 million applicable to 2008.

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

Rental Payments

(In millions)

2008	$11.6
2009	6.5
2010	3.1
2011	1.5
2012	.9
After 2012	2.1

Rent expense was $14.6 million in 2007 and in 2006.

Shareholders’ Equity

On May 2, 2007, the company’s shareholders approved a one-for-ten reverse stock split of the company’s common stock and 4% Cumulative Preferred Stock, a decrease in the number of authorized shares of common stock and adjustments to certain provisions in the company’s restated certificate of incorporation related to the 4% Cumulative Preferred Stock to account for the effects of the reverse stock split, in all cases as proposed by the company’s board of directors. The proposal’s objective was (i) to comply with minimum share price standards for the listing of common stock on the New York Stock Exchanges (NYSE) to avoid the delisting of the company’s common stock from the NYSE and (ii) to maintain the same relative voting power among the company’s classes of voting stock after giving effect to the reverse stock split. Except as otherwise noted, the Consolidated Financial Statements and notes thereto reflect the effects of the reverse stock split which became effective on May 16, 2007.

The reverse stock split was applicable to all 4% Cumulative Preferred Stock and all common shares, including the common shares into which the Series B Preferred Stock is convertible and the common shares subject to the outstanding contingent warrants. The reverse stock split maintains the relative voting power among the various classes of voting stock. The shareholders also approved a reduction in the number of shares of common stock that the company is authorized to issue from 165 million shares to 30 million shares. After giving effect to the reverse stock split, the company had approximately 5.5 million common shares outstanding at December 31, 2007.

Shareholders who were otherwise entitled to receive fractional shares of common stock following the reverse stock split received a cash payment in lieu of such fractional shares. Cancellations of fractional shares were de minimis in the aggregate as was the amount of cash required. Fractional shares of 4% Cumulative Preferred Stock were issued in connection with the reverse stock split.

The par value of each share of the company’s common stock remained at $.01 per share and the par value of each share of the company’s 4% Cumulative Preferred Stock remained at $100.00.

At December 31, 2007 and December 31, 2006, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying cash dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 (see Short-Term Borrowings and Long-Term Debt). In 2006 and 2007, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At December 31, 2007 and December 31, 2006, accrued and unpaid dividends totaled $12.0 million and $6.0 million, respectively. Accrued

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock, or on the mandatory conversion date of June 10, 2011. On the mandatory conversion date, accrued dividends may be paid in either cash or in additional common shares at $17.50 per common share.

On November 27, 2007, the shareholders approved a proposal by the company’s board of directors that limits the circumstances in which the Series B Preferred Stock holders could demand a cash redemption following a change in control of the company as defined in the Series B Preferred Stock Certificate of Designation. This means that the Series B Preferred Stock is no longer a “disqualified stock” according to the definition in the indenture for the company’s 11 1/2% Senior Secured Notes due 2011 and gives the board of directors, under certain circumstances, the flexibility to declare pay-in-kind dividends on Series B Preferred Stock.

When initially issued and before giving effect of the reverse stock split, the 500,000 shares of Series B Preferred Stock were convertible into 50.0 million common shares of the company at a conversion price of $2.00 per common share. However, the conversion price was reset to $1.75 per share effective June 30, 2005 because a test based on the company’s financial performance for 2004 was not satisfied. The test required the company to achieve EBITDA, as defined in the Series B Preferred Stock Certificate of Designation, of at least $50 million in 2004. As a result of the reset, the 500,000 shares of Series B Preferred Stock became convertible into approximately 57.1 million common shares. After giving effect of the reverse stock split, the Series B Preferred Stock is now convertible into 5.7 million common shares. As discussed further below, this amount has the potential to increase significantly in the future. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial price of $224 per share that decreases to $216 per share by 2010. To the extent not previously converted to common shares at the option of the holders or redeemed at the option of the company, the Series B Preferred Stock must be converted to common shares on June 10, 2011. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock.

Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of March 12, 2008, the outstanding Series B Preferred Stock represented approximately 50.3% of the voting power of the company’s outstanding equity securities and 51.0% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of our directors, less one). As of March 12, 2008, the holders of the Series B Preferred Stock had elected 7 of the 13 members of the board of directors.

On October 2, 2007, Ohio Plastics, LLC, an affiliate of Bayside Capital Inc., purchased Glencore Finance AG’s 287,500 shares of Series B Preferred Stock which represents 57.5% of the Series B Preferred Stock, 28.9% of the voting power of the company’s outstanding equity securities and 29.3% of the company’s fully diluted common stock on an as-converted basis, in each case as of March 12, 2008 (see Change in Preferred Stock Ownership Costs).

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commissions. If the company unilaterally elects to register and sell additional common shares, it must notify the holders of the Series B Preferred Stock. In such circumstances, the holders of the Series B Preferred Stock have the right to include their shares or any common shares into which their Series B Preferred Stock was previously converted in the same registration.

The Series B Preferred Stock is currently convertible into 5.7 million common shares. However, this amount has the potential to increase significantly if the company elects to declare pay-in-kind dividends in the future. The payment of accrued dividends in common shares on the mandatory conversion date of June 10, 2011 would also have the effect of increasing the aggregate percentage ownership interest of the holders of the Series B Preferred Stock.

The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value per common share (before giving effect of the reverse stock split) of $2.40 on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004 based on an effective conversion price of approximately $2.08 per common share for 50.0 million shares, in both cases before giving effect to the reverse stock split. However, the reset of the conversion price from $2.00 per common share to $1.75 had the effect of lowering the effective conversion price to approximately $1.82 per common share for 57.1 million shares, in both cases before giving effect to the reverse stock split. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In 2007 and in 2006, $3.1 million and $3.2 million, respectively, of the increase were recorded. The changes in the recorded value of the beneficial conversion feature in 2004, 2006 and 2007 were added to the net loss amounts for those years in calculating the applicable loss per common share amounts.

In 2004, the company issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 of its common stock for $.10 per share, in both cases after giving effect of the reverse stock split. The contingent warrants became exercisable in 2006 because a 2005 consolidated cash flow covenant specified in the Contingent Warrant Agreement was not achieved. On October 23, 2007, Glencore Finance AG exercised warrants for 57,500 common shares. The remaining contingent warrants will be exercisable until March 15, 2011. The contingent warrants were originally valued at $.5 million based on an independent appraisal of their value that was completed in 2004. Of this amount, $.3 million was included in the carrying value of the common shares issued to Glencore Finance AG in 2007. The remaining $.2 million carrying value will be included in the value of the shares issued in connection with exercises of additional contingent warrants.

In addition to the Series B Preferred Stock, at December 31, 2007 and December 31, 2006, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, and separately with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.

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

During 2007, 446,215 previously unissued common shares were issued in connection with incentive compensation plans and contributions to employee benefit plans. A total of 235,526 restricted shares were cancelled during 2007, of which 14,840 were added to the treasury share balance. After giving effect to reissuances of 465 treasury shares during 2007, the treasury share balance at December 31, 2007 was 17,251 shares.

During 2006, 227,288 previously unissued common shares were issued in connection with incentive compensation plans and contributions to employee benefit plans. A total of 7,063 restricted shares were cancelled during 2006, of which 2,263 were added to the treasury share balance. After giving effect to reissuances of 470 treasury shares during 2006, the treasury share balance at December 31, 2006 was 2,876 shares.

Preferred and common shares at par value at December 31, 2007 and December 31, 2006 are shown in the table that follows.

Shareholders’ Equity — Preferred and Common Shares

	2007	2006
	(In millions, except per- share amounts)

4% Cumulative Preferred shares $100 par value authorized 60,000 shares at December 31, 2007 and at December 31, 2006, issued and outstanding 6,000 shares at December 31, 2007 and at December 31, 2006	$.6	$.6
6% Series B Convertible Preferred Stock authorized, issued and outstanding, 500,000 shares at $.01 par value	—	—
Common shares, $.01 par value authorized 30,000,000 shares at December 31, 2007 and 165,000,000 shares at December 31, 2006, issued and outstanding, 2007: 5,486,210 shares, 2006: 5,231,944 shares	.1	.1

As presented in the previous table, common shares outstanding are net of treasury shares of 17,251 in 2007 and 2,876 in 2006.

Changes in common shares outstanding for the years 2007 and 2006 are shown in the table that follows.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Common Shares Outstanding

	2007	2006

Outstanding at beginning of year	5,231,944	5,011,249
Net restricted stock activity	70,413	143,859
Fractional shares cancelled	(1,562)	—
Exercise of contingent warrants	57,500	—
Common shares issued for benefit programs	127,450	76,366
Reissuance of treasury shares for employee benefit and incentive programs	465	470

Outstanding at end of year	5,486,210	5,231,944

In both 2007 and 2006, dividends accrued with respect to the Series B Preferred Stock were $12.00 per share, none of which were paid. Dividends accrued and payable on the Series B Preferred Stock were $12.0 million at December 31, 2007. In 2007 and 2006, dividends of $4.00 per share were declared and paid with respect to the 4% Cumulative Preferred Stock.

The company has authorized 10 million serial preference shares with $.01 par value. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had been issued as of December 31, 2007. On June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of December 31, 2007, no other serial preference shares have been designated or issued by the company.

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

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

	2007	2006
	(In millions)

Net loss	$(87.1)	$(39.7)
Foreign currency translation adjustments	15.9	17.7
Postretirement benefit plan adjustments(a)
Amortization of unrecognized prior service cost	(1.6)	—
Pension plan curtailment cost	1.9	—
Amortization of net unrecognized losses	10.5	—
Pension plan curtailment gain	27.9	—
Postretirement health care plan amendment	3.8	—
Actuarial gain arising in the period not included in net periodic postretirement benefit costs	2.7	—
Minimum pension liability adjustment	—	32.2

Total comprehensive income (loss)	$(26.0)	$10.2

(a)	In all years presented, includes no income tax expense or benefit.

The components of accumulated other comprehensive loss are shown in the following table.

Accumulated Other Comprehensive Loss

	2007	2006
	(In millions)

Foreign currency translation adjustments	$6.6	$(9.3)
Defined benefit plans:
Net unamortized prior service costs	14.1	10.0
Unamortized net loss(a)	(73.2)	(114.3)

	$(52.5)	$(113.6)

(a)	In both 2007 and 2006, the amount presented is net of a U.S. tax benefit of $51.4 million that was recorded in 2002.

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

Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In certain such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products, supplied by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Short-Term Borrowings for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.

Foreign Exchange Contracts

Forward exchange contracts totaled $5.7 million at December 31, 2007 and $.6 million at December 31, 2006. These contracts, which generally mature in periods of six months or less, require the company and its subsidiaries to exchange currencies on the maturity dates at exchange rates agreed upon at inception.

Share-Based Compensation

The 2004 Long-Term Incentive Plan (the 2004 Plan) permits the company to grant awards of its common shares in the form of non-qualified stock options, incentive stock options, performance shares, restricted shares and deferred shares. The 2004 Plan also provides for the granting of appreciation rights, either in tandem with stock options or free-standing. Awards under the 2004 Plan may also include “management objectives,” the attainment of which governs the extent to which the related awards vest or become exercisable. Two predecessor plans, the 1997 Long-Term Incentive Plan (the 1997 Plan) and the 1994 Long-Term Incentive Plan (the 1994 Plan), also permit the granting of non-qualified stock options, incentive stock options and restricted stock.

Under the 2004 Plan, the 1997 Plan and the 1994 Plan, non-qualified and incentive stock options are granted at market value as of the respective dates, vest in increments over four or five year periods, and expire not more than ten years from the date of the award.

The table that follows summarizes stock options outstanding and stock option activity for the year ended December 31, 2007.

Stock Options

	2007
		Weighted-
		Average	Weighted-
	Contractual	Exercise	Average
	Shares	Price	Term(a)

Outstanding at December 31, 2006	274,790	$182.70	1.7
Cancellations	(106,008)	167.12	—
Forfeitures	(5,817)	201.20	2.3

Outstanding at December 31, 2007	162,965	192.17	1.7

Exercisable at December 31, 2007	162,615	192.49	1.7

(a)	In years

As of December 31, 2007, the exercise prices of all outstanding stock options were in excess of the market value of the company’s common shares at that date and the stock options therefore had no intrinsic value.

During 2004, 1,400 stock options having an exercise price of $43.00 per share and a weighted-average fair valued $27.20 per share were granted. No stock options have subsequently been granted. Beginning in 2006, the

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company is recognizing expense related to these stock options (which is de minimis) in its primary financial statements rather than disclosing it on a pro forma basis. All other stock options outstanding during 2007 became fully vested as of April 15, 2004 and therefore no expense is being recognized.

The fair value of the 1,400 stock options granted in 2004 was determined using the Black-Scholes option pricing model using the following assumptions: expected volatility — 74%; risk free rate of return — 4.00%; and life — 5 years. Due to restrictions imposed by the company’s financing arrangements, no dividend yield was assumed.

Under the 2004 Plan, grants of restricted stock may include specific financial targets or objectives, the attainment of which governs the extent to which the shares ultimately vest. The 2004 Plan, the 1997 Plan and the 1994 Plan also permit the granting of other restricted stock awards, the vesting of which depends solely on continuous service with the company. Both types of grants of restricted stock have two or three year vesting periods. During the vesting period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances, including termination of employment.

The 2004 Plan also provides for the granting of deferred shares to non-employee directors. These grants are similar to restricted stock as described above except that share certificates are not issued at the grant date. Rather, certificates are issued at the end of the three year vesting period or upon a director’s voluntary retirement from the board after having served for at least six full years or having attained the mandatory retirement age of 72. Deferred shares may also be settled in cash at the director’s discretion based on the fair value of the underlying shares at the vesting date.

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

Restricted Stock and Deferred Shares

	2007
		Weighted
		Average
		Grant Date
	Shares	Fair Value(a)

Balance at December 31, 2006	226,255	$20.35
Granted	179,707	8.54
Vested	(167,378)	16.40
Forfeited	(71,794)	11.68

Balance at December 31, 2007	166,790	15.33

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Deferred Shares Subject to Financial Targets

	2007
		Weighted
		Average
		Grant Date
	Shares	Fair Value(a)

Balance at December 31, 2006	214,250	$36.01
Granted	212,800	8.60
Vested	(13,025)	23.76
Forfeited	(184,750)	32.65

Balance at December 31, 2007	229,275	13.98

(a)	Grant date fair values represent the closing price of the company’s common shares on the New York Stock Exchange on the respective grant dates.

The company’s long-term incentive plans provide for the immediate vesting of the restricted stock granted thereunder when a “change in control” (as defined in the plan documents) occurs. The sale of shares of Series B Preferred Stock on October 2, 2007 (see Change in Preferred Stock Ownership Costs) triggered a change in control. The company’s executive officers voluntarily waived the vesting of their shares but the vesting of 146,616 shares granted to other employees resulted in a pretax charge to earnings of $1.1 million.

At December 31, 2007, there was a total of $1.5 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 1.8 years, including approximately $1.0 million in 2008. The weighted-average grant date fair value of all restricted stock and deferred shares was $8.57 in 2007 and $14.43 in 2006. The fair value of restricted stock and deferred shares that vested was $1.3 million in 2007 and $.2 million in 2006. The amount for 2007 includes $1.1 million related to the shares that vested due to the change in control.

The total cost charged to expense for share-based compensation was $2.6 million in 2007 and $1.2 million in 2006. The amount for 2007 includes the charge of $1.1 million related to the early vesting of 146,616 shares that is discussed above. No tax benefits were recognized in the Consolidated Statements of Operations in any year because any changes in the related deferred tax assets were fully offset by changes in valuation allowances.

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

The company’s segments conform to its internal management reporting structure and are based on the nature of the products they produce and the principal markets they serve. The machinery technologies — North America segment produces and procures injection molding machines and extrusion and blow molding systems for distribution primarily in North America at the company’s principal plastics machinery plant located near Cincinnati, Ohio. The segment also sells specialty and peripheral equipment for plastics processing as well as replacement parts for its machinery products. The machinery technologies — North America segment also includes our operations in India and China. The machinery technologies — Europe segment manufactures injection molding machines and blow molding systems for distribution in Europe and Asia at its principal manufacturing plants located in Germany and Italy. The mold technologies segment — which has its major operations in North America and Europe —

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

produces and procures mold bases and components for injection molding and distributes maintenance, repair and operating supplies for all types to plastics processors. The industrial fluids segment is also international in scope with major blending facilities in the U.S., The Netherlands and South Korea and manufactures and sells coolants, lubricants, corrosion inhibitors and cleaning fluids used in metalworking.

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

Financial data for the past two years for the company’s business segments are shown in the following tables. The accounting policies followed by the segments are identical to those used in the preparation of the company’s Consolidated Financial Statements. The effects of intersegment transactions, which are not significant in amount, have been eliminated. The company incurs costs and expenses and holds certain assets at the corporate level which relate to its business as a whole. Certain of these amounts have been allocated to the company’s business segments by various methods, largely on the basis of usage. Management believes that all such allocations are reasonable.

Total Sales by Segment

	2007	2006
	(In millions)

Plastics technologies
Machinery technologies-North America	$367.0	$402.4
Machinery technologies-Europe	180.5	153.4
Mold technologies	148.2	158.8
Eliminations	(11.8)	(12.0)

Total plastics technologies	683.9	702.6
Industrial fluids	124.0	117.5

Total sales	$807.9	$820.1

Customer Sales by Segment

	2007	2006
	(In millions)

Plastics technologies
Machinery technologies-North America	$363.2	$400.6
Machinery technologies-Europe	172.5	143.2
Mold technologies	148.2	158.8

Total plastics technologies	683.9	702.6
Industrial fluids	124.0	117.5

Total sales	$807.9	$820.1

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Information by Segment

	2007	2006
	(In millions)

Operating profit (loss)
Plastics technologies
Machinery technologies-North America	$10.8	$17.1
Machinery technologies-Europe	3.3	(4.9)
Mold technologies	1.9	3.0

Total plastics technologies	16.0	15.2
Industrial fluids	16.6	10.8
Restructuring costs(a)	(12.5)	(17.4)
Change in preferred stock ownership costs	(1.9)	—
Pension plan curtailment cost	(1.9)	—
Refinancing costs	—	(1.8)
Corporate expenses	(13.2)	(13.6)
Other unallocated income (expenses)	1.7	(.4)

Operating earnings (loss)	4.8	(7.2)
Interest expense-net	(31.4)	(30.0)

Loss before income taxes	$(26.6)	$(37.2)

Segment assets(b)
Plastics technologies
Machinery technologies-North America	$196.8	$200.4
Machinery technologies-Europe	115.8	100.2
Mold technologies	128.1	136.4
Other	.2	.4

Total plastics technologies	440.9	437.4
Industrial fluids	47.8	47.3
Cash and cash equivalents	40.8	38.5
Deferred income taxes	30.2	83.0
Unallocated corporate and other(c)	43.2	44.3

Total assets	$602.9	$650.5

Capital expenditures
Plastics technologies
Machinery technologies-North America	$4.6	$6.6
Machinery technologies-Europe	.8	2.6
Mold technologies	1.6	2.4

Total plastics technologies	7.0	11.6
Industrial fluids	1.9	1.5
Unallocated corporate	.7	.7

Total capital expenditures	$9.6	$13.8

Depreciation and amortization
Plastics technologies
Machinery technologies-North America	$5.8	$6.1
Machinery technologies-Europe	4.0	3.8
Mold technologies	4.5	5.2

Total plastics technologies	14.3	15.1
Industrial fluids	1.6	1.5
Unallocated corporate	.2	.2

Total depreciation and amortization	$16.1	$16.8

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	In 2007, $3.6 million relates to machinery technologies — North America, $3.1 million to machinery technologies — Europe, $5.6 million to mold technologies, $.1 million to industrial fluids and $.1 million to corporate expenses. In 2006, $2.2 million relates to machinery technologies — North America, $8.3 million to machinery technologies — Europe, $5.4 million to mold technologies, $.2 million to industrial fluids and $1.3 million to corporate expenses.

(b)	Segment assets consist principally of accounts receivable, inventories, goodwill and property, plant and equipment which are considered controllable assets for management reporting purposes.

(c)	Consists principally of corporate assets, nonconsolidated investments, certain intangible assets, expected recoveries from excess insurance carriers, prepaid expenses and deferred charges.

Geographic Information

	2007	2006
	(In millions)

Sales(a)
United States	$442.9	$504.5
Non-U.S. operations
Germany	130.0	113.0
Other Western Europe	145.6	126.1
Asia	55.6	43.2
Other	33.8	33.3

Total sales	$807.9	$820.1

Noncurrent assets
United States	$60.2	$70.6
Non-U.S. operations
Germany	28.4	35.5
Other Western Europe	20.8	19.0
Asia	9.2	7.5
Other	1.1	1.2

	119.7	133.8
Investments and advances not consolidated	4.1	3.6
Goodwill	90.5	87.3
Other intangible assets	1.2	1.6
Deferred income taxes net of valuation allowances	17.4	58.6

Total noncurrent assets	$232.9	$284.9

(a)	Sales are attributed to specific countries or geographic areas based on the origin of the shipment.

Sales of U.S. operations include export sales of $86.4 million in 2007 and $92.9 million in 2006.

Total sales of the company’s U.S. and non-U.S. operations to unaffiliated customers outside the U.S. were $421.8 million in 2007 and $374.5 million in 2006.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Event

On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program pursuant to which up to €27 million in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon asset levels as of March 12, 2008, total borrowing and factoring capacity under the new program, when fully operational, is expected to exceed €20 million but will likely be less than the full €27 million limit. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. The company anticipates that the incremental working capital capacity provided by the new credit program will help meet U.S. pension funding obligations in 2008.

The obligations of each borrower under the asset-based loan component of the credit program are guaranteed by each other borrower and by certain other subsidiaries of the company organized in Germany and Holland. Borrowings under the asset-based loan portion of the new credit program are secured by the accounts receivable (other than accounts receivable of the German borrower, which are sold pursuant to the factoring component of the new credit program) and certain bank accounts and inventory of the borrowers, by a mortgage on certain real property in Germany and by pledges of shares in each of the borrowers by their respective parent entities.

Under the accounts receivable factoring portion of the new credit program, the company’s principal German operating subsidiary sells all of its eligible accounts receivable, together with related security and ancillary rights, to Lloyds TSB Commercial Finance Limited. Accounts receivable are sold pursuant to this factoring facility at a customary discount rate.

The new credit program contains customary covenants, including but not limited to an obligation to maintain a 1 to 1 fixed charge coverage ratio and covenants relating to debt turn and dilution rates with respect to the accounts receivable. The German borrower must maintain a certain minimum tangible net worth. The borrowers are permitted to transfer up to $25 million of the funds initially made available under the credit program to their U.S. affiliates, provided that no termination event has occurred. Further transfers of any funds to U.S. affiliates, regardless of source, are permitted subject to certain restrictions.

Condensed Consolidating Financial Information

The 11 1/2% Senior Secured Notes due 2011 are jointly, severally, fully and unconditionally guaranteed by the company’s U.S. and Canadian restricted subsidiaries. Following are unaudited condensed consolidating financial statements of the company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Secured Notes. The following condensed consolidating financial statements present the balance sheet, statement of operations and cash flows of (i) Milacron Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of Milacron Inc., (iii) the nonguarantor subsidiaries of Milacron Inc., and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated condensed financial statements of the company.

Milacron Capital Holdings B.V. had been a guarantor for most of 2006, but was released in December 2006 in conjunction with the terms of the new asset based lending facility with General Electric Capital Corporation. In 2007, Milacron Capital Holdings B.V. once again became a guarantor of the Senior Notes. Milacron Capital Holdings B.V. is reflected in the accompanying condensed consolidating financial statements as a guarantor as of and for the period ended December 31, 2007 and for each of the respective comparative financial statements.

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2007
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Sales	$—	$476.9	$354.6	$(23.6)	$807.9
Cost of products sold	9.7	396.0	262.8	(23.6)	644.9
Cost of products sold related to restructuring	—	—	.2	—	.2

Total cost of products sold	9.7	396.0	263.0	(23.6)	645.1

Manufacturing margins	(9.7)	80.9	91.6	—	162.8
Other costs and expenses
Selling and administrative	23.7	53.3	67.6	—	144.6
Restructuring costs	.7	4.6	7.0	—	12.3
Change in preferred stock ownership costs	1.9	—	—	—	1.9
Pension curtailment costs	1.9	—	—	—	1.9
Other expense — net	(.4)	(2.7)	.4	—	(2.7)

Total other costs and expenses	27.8	55.2	75.0	—	158.0

Operating earnings (loss)	(37.5)	27.5	16.6	—	4.8
Other non-operating expense (income)
Intercompany management fees	(12.9)	12.9	—	—	—
Intercompany interest	(48.5)	50.4	(1.9)	—	—
Equity in (earnings) losses of subsidiaries	61.2	(20.0)	—	(41.2)	—
Other intercompany transactions	(.2)	.4	(.2)	—	—

Total other non-operating expense (income)	(.4)	43.7	(2.1)	(41.2)	—

Earnings (loss) from continuing operations before interest and income taxes	(37.1)	(18.0)	18.7	41.2	4.8
Interest expense — net	(32.0)	1.0	(.4)	—	(31.4)

Earnings (loss) from continuing operations before income taxes	(69.1)	(17.0)	18.3	41.2	(26.6)
Provision (benefit) for income taxes	19.2	44.8	(2.3)	—	61.7

Earnings (loss) from continuing operations	(88.3)	(61.8)	20.6	41.2	(88.3)
Discontinued operations net of income taxes	1.2	—	—	—	1.2

Net earnings (loss)	$(87.1)	$(61.8)	$20.6	$41.2	$(87.1)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Sales	$—	$537.8	$303.9	$(21.6)	$820.1
Cost of products sold	8.5	435.1	246.2	(21.6)	668.2
Cost of products sold related to restructuring	—	—	.5	—	.5

Total cost of products sold	8.5	435.1	246.7	(21.6)	668.7

Manufacturing margins	(8.5)	102.7	57.2	—	151.4
Other costs and expenses
Selling and administrative	26.5	55.0	58.7	—	140.2
Restructuring costs	.2	5.1	11.6	—	16.9
Refinancing costs	1.8	—	—	—	1.8
Other expense — net	(.6)	—	.3	—	(.3)

Total other costs and expenses	27.9	60.1	70.6	—	158.6

Operating earnings (loss)	(36.4)	42.6	(13.4)	—	(7.2)
Other non-operating expense (income)
Intercompany management fees	(12.6)	12.6	—	—	—
Intercompany interest	(53.6)	55.8	(2.2)	—	—
Equity in (earnings) losses of subsidiaries	44.5	(.9)	—	(43.6)	—
Other intercompany transactions	(3.2)	15.3	(12.1)	—	—

Total other non-operating expense (income)	(24.9)	82.8	(14.3)	(43.6)	—

Earnings (loss) from continuing operations before interest and income taxes	(11.5)	(40.2)	.9	43.6	(7.2)
Interest expense — net	(30.7)	1.0	(.3)	—	(30.0)

Earnings (loss) from continuing operations before income taxes	(42.2)	(39.2)	.6	43.6	(37.2)
Provision (benefit) for income taxes	(2.4)	1.1	3.9	—	2.6

Earnings (loss) from continuing operations	(39.8)	(40.3)	(3.3)	43.6	(39.8)
Discontinued operations net of income taxes
Net gain on divestitures	.1	—	—	—	.1

Net earnings (loss)	$(39.7)	$(40.3)	$(3.3)	$43.6	$(39.7)

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

	December 31, 2007
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$.3	$5.8	$34.7	$—	$40.8
Notes and accounts receivable (excluding intercompany receivables)	.2	51.0	63.4	—	114.6
Inventories	—	103.5	76.2	—	179.7
Other current assets	14.8	5.2	14.9	—	39.4
Intercompany receivables (payables)	(324.4)	200.5	126.2	(2.3)	—

Total current assets	(309.1)	366.0	315.4	(2.3)	370.0
Property, plant and equipment — net	.8	50.4	55.2	—	106.4
Goodwill	—	54.1	36.4	—	90.5
Investment in subsidiaries	247.5	224.4	(15.8)	(456.1)	—
Intercompany advances - net	441.3	(468.4)	27.1	—	—
Other noncurrent assets	6.8	8.6	20.6	—	36.0

Total assets	$387.3	$235.1	$438.9	$(458.4)	$602.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$24.4	$—	$2.5	$—	$26.9
Long-term debt and capital lease obligations due within one year	1.2	—	.9	—	2.1
Trade accounts payable	6.1	39.8	46.2	—	92.1
Advance billings and deposits	—	15.1	14.3	—	29.4

Accrued and other current liabilities	32.9	10.9	32.8	—	76.6

Total current liabilities	64.6	65.8	96.7	—	227.1
Long-term accrued liabilities	145.4	2.9	45.0	—	193.3
Long-term debt	226.7	—	5.2	—	231.9

Total liabilities	436.7	68.7	146.9	—	652.3

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	119.2	—	—	—	119.2
Common shares, $.01 par value	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	355.9	429.0	82.3	(511.3)	355.9
Contingent warrants	.2	—	—	—	.2
Reinvested earnings (accumulated deficit)	(478.3)	(276.9)	162.5	114.4	(478.3)
Accumulated other comprehensive income (loss)	(52.5)	(11.1)	34.0	(22.9)	(52.5)

Total shareholders’ equity (deficit)	(49.4)	166.4	292.0	(458.4)	(49.4)

Total liabilities and shareholders’ equity (deficit)	$387.3	$235.1	$438.9	$(458.4)	$602.9

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

	December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$(.7)	$4.2	$35.0	$—	$38.5
Notes and accounts receivable (excluding intercompany receivables)	.4	63.5	50.6	—	114.5
Inventories	—	105.3	65.4	—	170.7
Other current assets	11.3	11.1	19.5	—	41.9
Intercompany receivables (payables)	(333.3)	221.1	114.5	(2.3)	—

Total current assets	(322.3)	405.2	285.0	(2.3)	365.6
Property, plant and equipment — net	1.1	53.1	60.1	—	114.3
Goodwill	—	53.1	34.2	—	87.3
Investment in subsidiaries	216.7	223.1	(15.8)	(424.0)	—
Intercompany advances — net	514.6	(547.6)	33.0	—	—
Other noncurrent assets	22.0	42.3	19.0	—	83.3

Total assets	$432.1	$229.2	$415.5	$(426.3)	$650.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings	$23.2	$—	$2.3	$—	$25.5
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	5.5	37.2	35.1	—	77.8
Advance billings and deposits	—	17.7	6.7	—	24.4
Accrued and other current liabilities	22.6	20.4	39.6	—	82.6

Total current liabilities	52.5	75.3	84.7	—	212.5

Long-term accrued liabilities	173.7	4.1	48.7	—	226.5
Long-term debt	227.2	—	5.6	—	232.8

Total liabilities	453.4	79.4	139.0	—	671.8

Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)
4% Cumulative Preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	116.1	—	—	—	116.1
Common shares, $.01 par value	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	351.5	316.4	80.3	(396.7)	351.5
Contingent warrants	.5	—	—	—	.5
Reinvested earnings (accumulated deficit)	(381.9)	(174.8)	163.8	11.0	(381.9)
Accumulated other comprehensive income (loss)	(113.6)	(17.2)	19.2	(2.0)	(113.6)

Total shareholders’ equity (deficit)	(21.3)	149.8	276.5	(426.3)	(21.3)

Total liabilities and shareholders’ equity (deficit)	$432.1	$229.2	$415.5	$(426.3)	$650.5

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2007
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(87.1)	$(61.8)	$20.6	$41.2	$(87.1)
Operating activities providing (using) cash
Net gain on divestiture	(1.2)	—	—	—	(1.2)
Depreciation and amortization	.2	8.6	7.3	—	16.1
Restructuring costs	.1	3.8	6.3	—	10.2
Equity in (earnings) losses of subsidiaries	80.0	1.7	—	(81.7)	—
Distributions from equity subsidiaries	—	(18.8)	(21.7)	40.5	—
Deferred income taxes	19.6	43.7	(4.5)	—	58.8
Working capital changes
Notes and accounts receivable	.2	13.0	(9.5)	—	3.7
Inventories	—	2.1	(6.5)	—	(4.4)
Other current assets	.4	(1.0)	(3.1)	—	(3.7)
Trade accounts payable	.6	2.5	8.6	—	11.7
Other current liabilities	.4	(20.8)	7.1	—	(13.3)
Decrease (increase) in other noncurrent assets	2.8	(.1)	4.9	—	7.6
Increase (decrease) in long-term accrued liabilities	11.9	(.2)	(3.9)	—	7.8
Other — net	3.0	(2.0)	2.4	—	3.4

Net cash provided (used) by operating activities	30.9	(29.3)	8.0	—	9.6
Investing activities cash flows
Capital expenditures	—	(5.6)	(4.0)	—	(9.6)
Net disposals of plant, property and equipment	—	.1	.2	—	.3

Net cash used by investing activities	—	(5.5)	(3.8)	—	(9.3)
Financing activities cash flows
Repayments of long-term debt	(.5)	—	(1.1)	—	(1.6)
Increase (decrease) in short-term borrowings	1.2	—	(.2)	—	1.0
Dividends paid	(.2)	—	—	—	(.2)

Net cash provided (used) by financing activities	.5	—	(1.3)	—	(.8)
Intercompany receivables and payables	(8.9)	23.0	(14.1)	—	—
Intercompany advances	(21.5)	13.0	8.5	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.4	2.4	—	2.8

(Increase) decrease in cash and cash equivalents	1.0	1.6	(.3)	—	2.3
Cash and cash equivalents at beginning of year	(.7)	4.2	35.0	—	38.5

Cash and cash equivalents at end of year	$.3	$5.8	$34.7	$—	$40.8

MILACRON INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2006
		Guarantor	Nonguarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.
	(In millions)

Increase (decrease) in cash and cash equivalents Operating activities cash flows
Net earnings (loss)	$(39.7)	$(40.3)	$(3.3)	$43.6	$(39.7)
Operating activities providing (using) cash
Net gain on divestiture	(.1)	—	—	—	(.1)
Depreciation and amortization	.2	10.0	6.6	—	16.8
Refinancing costs	1.8	—	—	—	1.8
Restructuring costs	.2	4.6	3.4	—	8.2
Equity in (earnings) losses of subsidiaries	80.4	6.0	—	(86.4)	—
Distributions from equity subsidiaries	—	(35.9)	(6.9)	42.8	—
Deferred income taxes	(1.3)	—	2.1	—	.8
Working capital changes
Notes and accounts receivable	.2	1.4	6.3	—	7.9
Inventories	(.2)	(5.7)	1.4	—	(4.5)
Other current assets	1.9	(.6)	.8	—	2.1
Trade accounts payable	(.6)	(3.4)	2.3	—	(1.7)
Other current liabilities	(9.9)	6.8	1.1	—	(2.0)
Decrease (increase) in other noncurrent assets	15.5	.3	(.1)	—	15.7
Decrease in long-term accrued liabilities	(24.0)	(.1)	(1.8)	—	(25.9)
Other — net	1.8	(.2)	(.2)	—	1.4

Net cash provided (used) by operating activities	26.2	(57.1)	11.7	—	(19.2)
Investing activities cash flows
Capital expenditures	—	(9.1)	(4.7)	—	(13.8)
Net disposals of plant, property and equipment	—	2.1	.8	—	2.9

Net cash used by investing activities	—	(7.0)	(3.9)	—	(10.9)
Financing activities cash flows
Repayments of long-term debt	(.5)	—	(1.1)	—	(1.6)
Increase in short-term borrowings	21.0	—	.2	—	21.2
Dividends paid	(.2)	—	—	—	(.2)

Net cash provided (used) by financing activities	20.3	—	(.9)	—	19.4
Intercompany receivables and payables	(21.4)	33.9	(12.5)	—	—
Intercompany advances	(25.2)	23.4	1.8	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	.2	3.3	—	3.5

Decrease in cash and cash equivalents	(.1)	(6.6)	(.5)	—	(7.2)
Cash and cash equivalents at beginning of year	(.6)	10.8	35.5	—	45.7

Cash and cash equivalents at end of year	$(.7)	$4.2	$35.0	$—	$38.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Milacron Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Milacron Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Comprehensive Income (Loss) and Shareholders’ Equity (Deficit), and Cash Flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed under the heading “Changes in Methods of Accounting” in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006 and adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” using the modified prospective method as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cincinnati, Ohio
March 24, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s fourth quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting as of December 31, 2007 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting was made in the fourth quarter of 2007 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors
Milacron Inc. and Subsidiaries

We have audited Milacron Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting including the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Milacron Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Milacron Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Comprehensive Income (Loss) and Shareholders’ Equity (Deficit), and Cash Flows for each of the two years in the period ended December 31, 2007 of Milacron Inc. and Subsidiaries and our report dated March 24, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cincinnati, Ohio
March 24, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by the first part of Item 10 is (i) incorporated herein by reference to the “Directors and Director Nominees,” “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of the company’s proxy statement for the annual meeting of shareholders to be held May 8, 2008, (ii) included in Part I “Executive Officers of the Registrant”, on page 11 of this Form 10-K and (iii) presented below.

Audit Committee Financial Literacy and Financial Experts

The Company’s Audit Committee is comprised of Sallie B. Bailey, Charles F.C. Turner and Mark L. Segal, with Mr. Segal serving as Chairperson. All members are independent under applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) rules. The Board of Directors of the company has determined that Mr. Segal and Mrs. Bailey are “audit committee financial experts” in accordance with SEC rules.

The information required by the second part of Item 10 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement for the annual meeting of shareholders to be held May 8, 2008.

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

The company filed its 2007 annual CEO certification with the NYSE on June 1, 2007. The certification was unqualified and states that the CEO is not aware of any violation by the company of any of the NYSE corporate governance listing standards. Additionally, the company filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2007 the CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

The following sections of the company’s proxy statement for the annual meeting of shareholders to be held May 8, 2008 are incorporated herein by reference: “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Principal Holders of Voting Securities” section and the “Share Ownership of Directors and Executive Officers” sections of the company’s proxy statement for the annual meeting of shareholders to be held May 8, 2008 are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information [Restate]

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights [a]	Warrants and Rights [b]	Reflected in Column)[a][c]

Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	162,965	$192.17	398,382

Total	162,965	$192.17	398,382

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Procedures for Review of Related Party Transactions” section of the company’s proxy statement for the annual meeting of shareholders to be held May 8, 2008 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP, the company’s independent auditors, for the years ended December 31, 2007 and 2006.

Principal Accountant Fees and Services

	2007	2006

Audit Fees(a)	$3,864,000	$4,185,000
Audit-related fees	—	—
Tax fees(b)	361,000	353,000
All other fees	—	—

Total	$4,225,000	$4,538,000

(a)	For services related to the annual audit of the company’s consolidated financial statements (including statutory audits of subsidiaries or affiliates of the company), quarterly reviews of Forms 10-Q, issuance of the attestation on the company’s internal controls over financial reporting and issuance of consents.

(b)	For services related to tax compliance, tax return preparation and tax planning.

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

Item 15 (a) (1) & (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Milacron Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Milacron Inc. and subsidiaries for the years ended 2007 and 2006 is filed herewith pursuant to Item 15(c):

Schedule II — Valuation and Qualifying Accounts and Reserves	100

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 15	(a) (3) — List of Exhibits

Page

2 .	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession — not applicable.
3 .	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Milacron Inc., as amended November 27, 2007
– Filed herewith
3.2	Certificate of Designation of 6.0% Series B Convertible Preferred Stock of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
3.3	Amended and restated By-Laws of Milacron Inc.
– Incorporated by reference to the company’s Form S-8 filed on June 11, 2004
4 .	Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Indenture dated as of May 26, 2004, between Milacron Escrow Corporation, to be merged with and into Milacron Inc., and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.2	Supplemental Indenture dated as of June 10, 2004, among Milacron Inc., the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.3	Form of 11 1/2% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4.4	Registration Rights Agreement dated as of May 26, 2004, between Milacron Escrow Corporation and Credit Suisse First Boston LLC, as representative of the several purchasers listed therein, relating to the 11 1/2% Senior Secured Notes due 2011
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.5	Joinder to the Registration Rights Agreement dated June 10, 2004 by Milacron Inc. and the Guarantors listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.6	Security Agreement dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.7	Security Agreement (Canada) dated June 10, 2004, made by each of the Grantors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.8	Pledge and Security Agreement dated June 10, 2004, made by each of the Pledgors listed therein in favor of U.S. Bank National Association
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.9	Intercreditor Agreement dated as of June 10, 2004, by and between JPMorgan Chase Bank and U.S. Bank National Association, acknowledged by Milacron Inc. and the subsidiaries of Milacron Inc. listed therein
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Page

4.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (1975 N. 17th Avenue, Melrose Park, Illinois 60160), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.11	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (6328 Ferry Avenue, Charlevoix, Michigan 49720), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.12	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29215 Stephenson Highway, Madison Heights, Michigan 48071) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.13	Mortgage made by Oak International, Inc. in favor of U.S. Bank National Association (1160 White Street, Sturgis, Michigan 49091), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.14	Mortgage made by Milacron Industrial Products, Inc. in favor of U.S. Bank National Association (31003 Industrial Road, Livonia, Michigan 48150), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.15	Mortgage made by D-M-E U.S.A. Inc. in favor of U.S. Bank National Association (29111 Stephenson Highway, Madison Heights, Michigan 48071), dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (558 Leo Street, Dayton, Ohio 45404) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.17	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (418 West Main Street, Mount Orab, Ohio 45154) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.18	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3000 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.19	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Milacron Inc. in favor of U.S. Bank National Association (3010 Disney Street, Cincinnati, Ohio 45209) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)
4.20	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (977 Loop Road, Lewistown, Pennsylvania) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004 (Registration No. 333-116899)

Page

4.21	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by D-M-E Company in favor of U.S. Bank National Association (70 East Hills Street, Youngwood, Pennsylvania 15697) dated as of June 10, 2004
– Incorporated by reference to the company’s Form S-4 filed on June 25, 2004
(Registration No. 333-116899)
9 .	Voting Trust Agreement — not applicable
10 .	Material Contracts:
10.1	Milacron Supplemental Pension Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.2	Milacron Supplemental Retirement Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.3	Milacron Supplemental Executive Retirement Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.4	Milacron Supplemental Retirement Plan Amended and Restated Trust Agreement by and between Milacron Inc. Reliance Trust Company
– Incorporated by reference to the company’s Form 10-Q for the quarter ended June 30, 2004
10.5	Milacron Supplemental Executive Pension Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.6	Milacron Kunststoffmaschinen Europa GmbH Pension Plan for Senior Managers and Executives
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.7	Milacron Compensation Deferral Plan, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.8	Milacron Compensation Deferral Plan, as amended February 26, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.9	Milacron Compensation Deferral Plan Trust Agreement by and between Milacron Inc. And Reliance Trust Company
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 1999
10.10	Milacron Inc. Executive Life Insurance Plan
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.11	Form of Tier I Executive Severance Agreement applicable to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.12	Form of Tier II Executive Severance Agreement applicable to R. A. Anderson and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.13	Form of Tier II Executive Severance Agreement applicable to K. Bourdon and R. C. McKee
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.14	Amendment to Tier 1 Executive Severance Agreement with R. D. Brown and Tier II Executive Severance Agreements with H. C. O’Donnell dated as of February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.15	Form of Amendment to Executive Severance Agreement relative to Robert C. McKee
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.16	Form of Amendment to Executive Severance Agreement relative to R. D. Brown, R. A. Anderson and H. C. O’Donnell
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.17	Temporary Enhanced Severance Plan applicable to R. D. Brown, R. P. Lienesch and H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003

Page

10.18	Award Letter re. Temporary Enhanced Severance Plan to R. D. Brown
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.19	Award Letter re. Temporary Enhanced Severance Plan to H. C. O’Donnell
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2003
10.20	Award Letter re. Temporary Enhanced Severance Plan to R. C. McKee
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.21	Employment Agreement with Karlheinz Bourdon dated March 30, 2005
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2004
10.22	Settlement Agreement between Ferromatik Milacron Maschinenbau GmbH and Karlheinz Bourdon
– Incorporated by reference to the company’s Form 10-K for the fiscal Year ended December 31, 2006
10.23	Executive Medical Expense Reimbursement Plan, Amended as of July 29, 2004
– Incorporated by reference to the company’s Form 10-Q for the quarter ended September 30, 2004
10.24	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 21, 2008
– Incorporated by reference to the company’s Form 8-K filed on February 27, 2008
10.25	Milacron Inc. 1994 Long-Term Incentive Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.26	Milacron Inc. 1997 Long-Term Incentive Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.27	Milacron Inc. 2004 Long-Term Incentive Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.28	Cash Flow Improvement Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on March 3, 2006
10.29	Form of Performance Based Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.30	Form of Restricted Shares Award Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.31	Form of Restricted Stock Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 23, 2006
10.32	Form of Notice of Award of Deferred Shares for Directors
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.33	Form of Award Amendment Agreement relative to R. D. Brown
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.34	Form of Award Amendment Agreement relative to R. A. Anderson, H. C. O’Donnell and R. C. McKee
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.35	Form of Notice of Amendment of Award relative to D. R. McIlnay
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.36	Form of Notice of Amendment of Award relative to S. B. Bailey Director Fee Agreement
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.37	Form of Notice of Common Stock Credit
– Incorporated by reference to the company’s Form 8-K filed on February 23, 2006
10.38	Form of Phantom Share Account Agreement Performance
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005
10.39	Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 17, 2005

Page

10.40	Form of Phantom Share Account Agreement
– Incorporated by reference to the company’s Form 8-K filed on February 23, 2006
10.41	Milacron Inc. Plan for the Deferral of Director’s Compensation, as amended
– Incorporated by reference to the company’s Form 10-K for the fiscal year
10.42	Form of Special Executive Retention and Severance Agreement relative to R. D. Brown
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.43	Form of Special Executive Retention and Severance Agreement relative to R. A. Anderson,
H. C. O’Donnell and R. C. McKee
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.44	Milacron Inc. Director Deferred Compensation Plan, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.45	Milacron Inc. Retirement Plan for Non-Employee Directors, as amended October 1, 2007
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.46	Milacron Retirement Plan for Non-Employee Directors, as amended February 10, 2004
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.47	Rights Agreement dated as of February 5, 1999, between Milacron Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent
– Incorporated by reference to the company’s Registration Statement on Form 8-A (File No. 001-08485)
10.48	Amendment No. 1 to Rights Agreement dated as of March 11, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.49	Amendment No. 2 to Rights Agreement dated as of June 9, 2004 among Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.50	Amendment No. 3 to Rights Agreement dated as of June 9, 2004 between Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.51	Amendment No. 4 to Rights Agreement dated as of June 9, 2004 between Milacron Inc. and Mellon Investor Services LLC
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.52	Credit Agreement dated as of December 19, 2006 by and among Milacron Inc. and certain subsidiaries as Borrowers, certain subsidiaries as guarantors (or Canadian Borrowing Base Guarantors), the lenders party thereto and General Electric Capital Corporation, as administrative agent for the Lenders
– Incorporated by reference to the company’s Form 8-K dated December 19, 2006
10.53	Registration Rights Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.54	Note Purchase Agreement dated as of March 12, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form 10-K for the fiscal year ended December 31, 2003
10.55	Letter Amendment to Note Purchase Agreement dated April 5, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)

Page

10.56		Letter Amendment to Note Purchase Agreement dated June 7, 2004 among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.57		Contingent Warrant Agreement dated March 12, 2004 by and among Milacron Inc., Glencore Finance AG and Mizuho International plc
– Incorporated by reference to the company’s Form S-1 filed on June 25, 2004 (Registration No. 333-116892)
10.58		Voting Agreement dated as of October 2, 2007 between Milacron Inc. and Glencore Finance AG
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.59		Director Fee Agreement
– Incorporated by reference to the company’s Form 8-K filed on October 5, 2007
10.60		Asset Based Finance Agreement dated as of March 12, 2008 among Lloyds TSB Bank Plc, Netherlands Branch and Belgium Branch, Lloyds TSB Commercial Finance Limited, Cimcool Europe B.V., Cimcool Industrial Products B.V., D.-M-E Europe CVBA, Ferromatik Milacron Maschinenbau GmbH, Milacron Kunststoffmaschinen Europa GmbH, Milacron B.V. and Milacron Nederland B.V.
– Incorporated by reference to the company’s Form 8-K filed on March 18, 2008
10.61		Loan Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and Ferromatik Milacron Maschinenbau GmbH
– Incorporated by reference to the company’s Form 8-K filed on March 18, 2008
10.62		Receivables Finance Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and Cimcool Europe B.V.
– Incorporated by reference to the company’s Form 8-K filed on March 18, 2008
10.63		Receivables Finance Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and Cimcool Industrial Products B.V.
– Incorporated by reference to the company’s Form 8-K filed on March 18, 2008
10.64		Receivables Finance Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and D-M-E Europe CVBA
– Incorporated by reference to the company’s Form 8-K filed on March 18, 2008
10.65		Debt Purchase Agreement dated as of March 12, 2008 between Lloyds TSB Commercial Finance Limited and Ferromatik Milacron Maschinenbau GmbH
– Incorporated by reference to the company’s Form 8-K filed on March 18, 2008
11	.	Statement Regarding Computation of Per-Share Earnings
15	.	Letter Regarding Unaudited Interim Financial Information — not applicable
18	.	Letter Regarding Change in Accounting Principles — not applicable
19	.	Report Furnished to Security Holders — not applicable
21	.	Subsidiaries of the Registrant
22	.	Published Report Regarding Matters Submitted to Vote of Security Holders — not applicable
23	.	Consent of Experts and Counsel
24	.	Power of Attorney — not applicable
31	.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.	Additional Exhibits — not applicable

Milacron Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to long-term debt for securities authorized thereunder which do not exceed 10% of the registrant’s total consolidated assets.

Item 15 (b) — Index to Certain Exhibits and Financial Statement Schedules Filed Herewith

Exhibit 3.1	Restated Certificate of Incorporation of Milacron Inc., as amended November 27, 2007
Exhibit 11	Statement Regarding Computation of Per-Share Earnings
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Experts and Counsel
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MILACRON INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended 2007 and 2006

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to					Balance
	Beginning	Cost and	Other		Deductions		at End
Description	of Period	Expenses	-Describe (a)		-Describe		of Period
	(In thousands)

Year ended 2007
Allowance for doubtful accounts	$7,342	$1,872	$426		$(1,889	)(b)	$7,751
Restructuring and consolidation reserves	$3,926	$3,678	$120		$(5,437	)(b)	$1,920
					(367	)(c)
Allowance for inventory obsolescence	$27,253	$1,955	$1,697		$(4,429	)(b)	$26,476
Year ended 2006
Allowance for doubtful accounts	$9,038	$1,628	$538		$(3,862	)(b)	$7,342
Restructuring and consolidation reserves	$1,384	$9,934	$181	(a)	$(7,482	)(b)	$3,926
			121	(d)	(212	)(c)
Allowance for inventory obsolescence	$26,381	$4,650	$1,805		$(5,583	)(b)	$27,253

(a)	Represents foreign currency translation adjustments during the year.

(b)	Represents amounts charged against the reserves during the year.

(c)	Represents reversals of excess reserves.

(d)	Represents reclassifications from other accounts and refunds of amounts previously expensed and paid.

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

Date: March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Sallie B. Bailey Sallie B. Bailey; March 24, 2008(Director)	/s/ John P. Bolduc John P. Bolduc; March 24, 2008(Director)

/s/ John P. Caple John P. Caple; March 24, 2008(Director)	/s/ Jason T. Eglit Jason T. Eglit; March 24, 2008 (Director)

/s/ Tiffany F. Kosch Tiffany F. Kosch; March 24, 2008(Director)	/s/ Donald R. McLlnay Donald R. McIlnay; March 24, 2008(Director)

/s/ Sami W. Mnaymneh Sami W. Mnaymneh; March 24, 2008(Director)	/s/ Matthew S. Sanford Matthew S. Sanford; March 24, 2008(Director)

/s/ Lewis J. Schoenwetter Lewis J. Schoenwetter; March 24, 2008(Director)	/s/ Mark L. Segal Mark L. Segal; March 24, 2008 (Director)

/s/ Charles F.C. Turner Charles F.C. Turner; March 24, 2008(Director)	/s/ Larry D. Yost Larry D. Yost; March 24, 2008(Director)