Form 10-Q
period 2008-03-31
MILACRON INC
filed 2008-05-09
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to                      to
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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2008: 5,505,723

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except share and per-share amounts)	2008	2007

Sales	$202.8	$190.3
Cost of products sold	164.2	154.8

Manufacturing margins	38.6	35.5
Other costs and expenses
Selling and administrative	36.0	35.3
Restructuring costs	.6	2.4
Other (income) expense — net	.5	(.2)

Total other costs and expenses	37.1	37.5

Operating earnings (loss)	1.5	(2.0)
Interest
Income	.2	.2
Expense	(8.2)	(7.9)

Interest — net	(8.0)	(7.7)

Loss from continuing operations before income taxes	(6.5)	(9.7)
Provision for income taxes	.4	1.0

Loss from continuing operations	(6.9)	(10.7)
Discontinued operations net of income taxes	—	(.1)

Net loss	$(6.9)	$(10.8)

Loss applicable to common shareholders	$(9.2)	$(13.1)

Loss per common share — basic and diluted
Continuing operations	$(1.76)	$(2.66)
Discontinued operations	—	(.02)

Net loss	$(1.76)	$(2.68)

Dividends per common share	$—	$—

Weighted-average common shares outstanding assuming dilution (in thousands)	5,227	4,897
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Mar. 31,	Dec. 31,
(In millions, except par value)	2008	2007

Assets
Current assets
Cash and cash equivalents	$36.8	$40.8
Notes and accounts receivable, less allowances of $8.4 in 2008 and $7.8 in 2007	133.4	114.6
Inventories
Raw materials	10.2	8.2
Work-in-process and finished parts	97.9	96.0
Finished products	85.3	75.5

Total inventories	193.4	179.7
Other current assets	34.0	34.9

Total current assets	397.6	370.0
Property, plant and equipment — net	109.9	106.4
Goodwill	93.5	90.5
Other noncurrent assets	39.5	36.0

Total assets	$640.5	$602.9

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$28.4	$26.9
Long-term debt and capital lease obligations due within one year	2.2	2.1
Trade accounts payable	90.4	92.1
Advance billings and deposits	31.1	29.4
Accrued and other current liabilities	87.8	76.6

Total current liabilities	239.9	227.1
Long-term accrued liabilities	196.6	193.3
Long-term debt	246.8	231.9

Total liabilities	683.3	652.3

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred Stock	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2008 and 2007)	119.9	119.2
Common shares, $.01 par value (outstanding: 5.5 in both 2008 and 2007)	.1	.1
Capital in excess of par value	356.3	355.9
Contingent warrants	.2	.2
Accumulated deficit	(487.5)	(478.3)
Accumulated other comprehensive loss	(37.8)	(52.5)

Total shareholders’ deficit	(42.8)	(49.4)

Total liabilities and shareholders’ deficit	$640.5	$602.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss) and
Shareholders’ Equity (Deficit)
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007

4% Cumulative Preferred Stock
Balance at beginning and end of period	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	119.2	116.1
Beneficial conversion feature	.7	.7

Balance at end of period	119.9	116.8
Common shares and capital in excess of par value
Balance at beginning of period	356.0	351.6
Restricted stock expense	.2	.5
Issuance of previously unissued shares	.2	.7

Balance at end of period	356.4	352.8
Contingent warrants
Balance at beginning and end of period	.2	.5
Accumulated deficit
Balance at beginning of period	(478.3)	(381.9)
Net loss for the period	(6.9)	(10.8)
Beneficial conversion feature related to Series B Preferred Stock	(.7)	(.7)
Dividends declared or accrued
4% Cumulative Preferred Stock	(.1)	(.1)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)

Balance at end of period	(487.5)	(395.0)
Accumulated other comprehensive loss
Balance at beginning of period	(52.5)	(113.6)
Foreign currency translation adjustments	13.0	1.7
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.7)	(.4)
Amortization of net unrecognized losses	2.1	2.6
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	—	(.2)
Foreign currency exchange contract adjustments	.3	—

Balance at end of period	(37.8)	(109.9)

Total shareholders’ deficit	$(42.8)	$(28.8)

Net loss for the period	$(6.9)	$(10.8)
Change in accumulated other comprehensive loss	14.7	3.7

Total comprehensive income (loss)	$7.8	$(7.1)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(6.9)	$(10.8)
Loss on divestiture of discontinued operations	—	.1
Operating activities providing (using) cash
Depreciation and amortization	3.6	4.0
Restructuring costs	.2	.3
Deferred income taxes	(.2)	—
Working capital changes
Notes and accounts receivable	(14.4)	4.9
Inventories	(7.0)	(.3)
Other current assets	2.7	(.7)
Trade accounts payable	(4.9)	(8.1)
Other current liabilities	6.7	(1.1)
Decrease (increase) in other noncurrent assets	.4	1.3
Increase in long-term accrued liabilities	.3	3.0
Other — net	.4	.7

Net cash used by operating activities	(19.1)	(6.7)
Investing activities cash flows
Capital expenditures	(2.6)	(1.6)
Net disposals of property, plant and equipment	—	.1

Net cash used by investing activities	(2.6)	(1.5)
Financing activities cash flows
Issuance (repayments) of long-term debt	14.5	(.2)
Increase in short-term borrowings	1.2	4.3
Dividends paid	(.1)	(.1)

Net cash provided by financing activities	15.6	4.0
Effect of exchange rate fluctuations on cash and cash equivalents	2.1	.2

Decrease in cash and cash equivalents	(4.0)	(4.0)
Cash and cash equivalents at beginning of period	40.8	38.5

Cash and cash equivalents at end of period	$36.8	$34.5

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
     The Consolidated Condensed Balance Sheet at December 31, 2007 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Except as discussed in the note captioned “Changes in Methods of Accounting,” the accounting policies followed by the company are set forth in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Changes in Methods of Accounting
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 is effective for fiscal years and interim periods that begin after November 15, 2007 on a prospective basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value. Relative to SFAS 157, the FASB has issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, and FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there was not a material impact on our consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159). SFAS 159 is elective for fiscal years that begin after November 15, 2007 on a prospective basis. SFAS 159 allows companies to measure certain financial assets and financial liabilities at fair market value and to report changes in the fair market value in earnings. Effective January 1, 2008, the company adopted SFAS 159, however, the company has not elected fair value reporting for any of its financial assets and financial liabilities.
Recently Issued Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and encourages comparative disclosures. The effects of adopting this standard are not expected to have a material effect on the company’s financial statements. SFAS 161 requires that entities provide enhanced disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
Restructuring Costs
     The paragraphs that follow discuss certain of the restructuring actions that have been undertaken in recent years. These actions, as well as certain other initiatives, are discussed more fully in the notes to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the fourth quarter of 2005, the company announced that it planned to reduce its cost structure by consolidating certain operations in both North America and Europe. One such action, the reorganization of the European sales offices of the machinery technologies — Europe segment, was initiated in the fourth quarter of 2005 and was continued through 2007. Expense related to these actions totaled $4.0 million, including $.5 million in the first quarter of 2007. Another action was the overall reorganization of European operations of the mold technologies segment, including product line

Notes to Consolidated Condensed Financial Statements
(Unaudited)
rationalization and the streamlining of sales, marketing and administrative functions. Expense related to these actions totaled $2.9 million, including $.4 million in the first quarter of 2007. In total, the cash costs related to the sales office and mold base and components reorganizations were approximately $5.3 million and as of the first quarter of 2008 cash payments were substantially complete. Cash payments were $.2 million in the first quarter of 2008.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The cost of the restructuring was $7.6 million, all of which relates to severance and other termination benefits. Of this amount, $1.1 million was charged to expense in 2007 of which $1.0 million was recorded in the first quarter. The cash cost, all of which relates to termination benefits, was also $7.6 million of which $2.4 million was spent in 2007 including $1.9 million in the first quarter.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company announced its intention to eliminate most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and outsource a majority of the mold components the facility produces. The cost of this action was approximately $1.8 million of which $.3 million was expensed in 2007 including $.1 million in the first quarter. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.6 million. In another action, the company initiated the restructuring of the administrative workflow and workforce at the segment’s North American headquarters in Madison Heights, Michigan. The cost of this action was primarily recorded in 2006 and included $.2 million of expense in the first quarter of 2007. In the first quarter of 2008, the company initiated a third action to reduce its cost structure by outsourcing certain operations also at the segment’s North American headquarters in Madison Heights, Michigan. Expense related to this action is expected to be $.1 million all of which was recorded in the first quarter of 2008. Cash costs are also expected to be $.1 million with the majority being spent in the first quarter of 2008.
     In the first quarter of 2007, the operating assets of two sales branches of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds were $.5 million in 2007 including $.3 million in the first quarter of 2007 and the cash costs related to the sales were $.2 million.
     In the first quarter of 2008, the company initiated a reorganization of the mold technologies segment’s operations in Europe to better align the cost structure with business requirements. The total cost of the restructuring is expected to be approximately $.9 million, all of which relates to severance and other termination benefits. Of this amount, $.2 million was charged in the first quarter of 2008. Cash costs are also expected to be $.9 million with $.1 million being spent in the first quarter of 2008.
     In the first quarter of 2008, the company initiated a reorganization of the injection molding machinery business in North America. The total cost of the restructuring is expected to be approximately $.8 million with the majority of the expense related to severance and other termination benefits. Of this amount, $.3 million was expensed in the first quarter of 2008. Cash costs are expected to be $.9 million, all of which is expected to be spent in the second quarter of 2008.
     Additional restructuring actions are expected to be implemented later in 2008, including actions that have been initiated since March 31, 2008. Actions taken in recent years have favorably affected the manufacturing margin trends and segment operating profits. Actions taken in 2007 and that are expected to be taken in 2008 are expected to continue to favorably affect manufacturing margins and segment operating profits. In total, the actions initiated in 2005 through 2008 are expected to result in restructuring charges of approximately $32 million and cash costs of approximately $15 million spread from 2006 to 2008. Restructuring expense for the remainder of 2008 is expected to be approximately $1.7 million while cash costs are expected to be $1.5 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the first quarter of 2008 and 2007 costs of the various restructuring actions that are described above.
Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2008	2007

Consolidation of European injection molding sales offices	$—	$.5
Consolidation of European mold component operations	—	.4
Reorganization of Germany injection molding machine facility	—	1.0
Reorganization of North America mold components operations	.1	.3
Sale of MRO sales offices	—	.2
Reorganization of European mold component operations	.2	—
Reorganization of U.S. plastics machinery operations	.3	—

Total restructuring costs	$.6	$2.4

     The following table presents the components of the restructuring costs that are included in the Consolidated Condensed Statements of Operations for the first quarters of 2008 and 2007.
Restructuring Costs

	Three Months Ended
	March 31,
(In millions)	2008	2007

Accruals for termination benefits and facility exit costs	$.2	$1.6
Costs charged to expense as incurred
Severance and facility exit costs	.1	.7
Inventory and machinery relocation	—	.1
Other	.3	—

Total restructuring costs	$.6	$2.4

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
Restructuring Reserves

	Three Months Ended
	March 31, 2008
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

Restructuring costs
Termination benefits	$1.6	$.4	$(.4)	$1.6
Facility exit costs	.3	—	(.2)	.1

Total reserves	$1.9	$.4	$(.6)	$1.7

	Three Months Ended
	March 31, 2007
	Beginning	Addi-	Usage and	Ending
(In millions)	Balance	tions	Other	Balance

Restructuring costs
Termination benefits	$3.1	$1.4	$(2.8)	$1.7
Facility exit costs	.8	.2	(.7)	.3

Total reserves	$3.9	$1.6	$(3.5)	$2.0

     Approximately $.6 million of the $1.7 million of reserves related to restructuring actions is expected to be utilized in the second quarter of 2008. An additional $.6 million is expected to be used in the second half of the year. A large majority of the remaining $.5 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the first quarters of 2008 and 2007. Pension expense for the defined benefit pension plan for certain U.S. employees and retirees (the U.S. Plan) in the first quarters of 2008 and 2007 was $.6 million and $2.8 million respectively. The expense improvement for the U.S. Plan is primarily due to freezing benefits as of December 31, 2007 offset in part by a lower long-term expected rate of return on plan assets. Employees whose benefits were frozen are now eligible for benefits under the U.S. defined contribution retirement plan and costs for this plan increased $.8 million in the first quarter of 2008 compared to the same period last year.
Pension Expense

	Three Months Ended
	March 31,
(In millions)	2008	2007

Service cost (benefits earned during the period)	$.2	$1.2
Interest cost on projected benefit obligation	8.0	8.5
Expected return on plan assets	(8.5)	(8.7)
Amortization of unrecognized prior service cost	—	.1
Amortization of net unrecognized losses	2.0	2.7

Total pension expense	$1.7	$3.8

Postretirement Health Care Income

	Three Months Ended
	March 31,
(In millions)	2008	2007

Interest cost on accumulated postretirement benefit obligation	$.1	$.1
Amortization of unrecognized gains	(.1)	(.1)
Amortization of effect of plan amendment	(.7)	(.5)

Total postretirement health care income	$(.7)	$(.5)

     Required contributions to the funded defined benefit pension plan for certain U.S. employees and retirees in 2008 and beyond are based upon the provisions of the Pension Protection Act of 2006, which became effective on January 1, 2008. A $5 million contribution was made in April 2008 and full year contributions are estimated to be approximately $33 million with approximately $20 million being due in September.
Income Taxes
     At December 31, 2007, the company had non-U.S. net operating loss carryforwards — principally in The Netherlands, Germany, Italy and Belgium — totaling $197 million, of which $76 million have a limited carryforward period and may expire between 2008 and 2023. The remaining $121 million have no expiration dates. Deferred tax assets related to the non-U.S. loss carryforwards totaled $50 million at December 31, 2007 and valuation allowances totaling $37 million had been provided with respect to these assets as of that date. The company believes that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.
     At December 31, 2007, the company had a U.S. federal net operating loss carryforward of $174 million, which will expire between 2023 and 2028. Deferred tax assets related to this loss carryforward, as well as to federal tax credit carryforwards ($16 million) and additional state and local loss carryforwards ($7 million), totaled $84 million. Of the

Notes to Consolidated Condensed Financial Statements
(Unaudited)
federal tax credit carryforwards, $5 million expire between 2008 and 2019 and $11 million have no expiration dates. Approximately 74% of the state and local loss carryforwards will expire by 2012 and the remainder will expire by 2028. At December 31, 2007, additional deferred tax assets totaling approximately $72 million had also been provided for book deductions not currently deductible for tax purposes including the writedown of goodwill, postretirement health care benefit costs and accrued pension liabilities. The deductions for financial reporting purposes are expected to be realized for income tax purposes in future periods, at which time they will have the effect of decreasing taxable income or increasing the net operating loss carryforward. The latter will have the effect of extending the ultimate expiration of the net operating loss carryforward beyond 2028.
     The sale of 287,500 shares of the company’s Series B Preferred Stock on October 2, 2007, combined with the sale of Series B shares in the prior three year period, resulted in an “ownership change” for U.S. federal income tax purposes. The change in ownership has the effect of limiting the company’s utilization of pre-change net operating loss and tax credit carryforwards in future periods. The amount of the annual limitation is expected to be approximately $5.7 million. The allowable limitation will be cumulative for years in which it is not fully utilized. At December 31, 2007 the limitation amounts to approximately $1.4 million of available pre-change net operating losses with no limitations on utilization.
     As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances totaled $156 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $2.6 million in the first quarter of 2008 as a result of losses without current tax benefits. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the first quarter of 2008. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $.4 million in 2008. For the first quarter of 2007, the provision for income taxes was $1.0 million.
     Pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, the gross amount of unrecognized tax benefits of $20.2 million at December 31, 2007 increased by $2.1 million during the first quarter to $22.3 million (see table below). The tax benefits, if recognized, would have a favorable impact on our tax provision of $.9 million.
Reconciliation of Unrecognized Tax Benefits

(In millions)	2008

Balance as of December 31, 2007	$20.2
Increases related to prior year tax positions	2.0
Decreases related to prior year tax positions	—
Increases related to current year tax positions	.1
Decreases related to current year tax positions	—
Decreases related to lapsing of statute of limitations	—

Balance as of March 31, 2008	$22.3

     The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2003 tax year. Resolution of controversies related to uncertain tax benefits is contingent on reaching satisfactory settlement agreements with the relevant taxing authorities. We expect resolution of certain issues during 2008 related to positions in a non-U.S. jurisdiction amounting to $3.3 million. However, we do not expect that change to have a significant impact on our financial position or results of operation.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.
Receivables and Guarantees
     In March 2008, certain of the company’s European subsidiaries entered into a five-year, asset-based revolving credit program made available by Lloyds TSB Bank plc and its affiliates, (see Short-Term Borrowings), that included an accounts receivable factoring facility. Under this facility the company’s principal operating subsidiary in Germany sold without recourse $6.3 million of customer receivables as of March 31, 2008. In consideration for the sale, the company is holding a demand note receivable from Lloyds upon which the company did not draw funding as of March 31, 2008. This facility replaces the subsidiary’s previous factoring agreement which allowed the sale of up to €10.0 million ($15.8 million) of accounts receivable without recourse and which was terminated concurrent with entering into the new facility. At December 31, 2007, the gross amounts of accounts receivable that had been sold under the previous arrangement was $10.6 million.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At March 31, 2008 and December 31, 2007, the company’s maximum exposure under these arrangements totaled $4.9 million and $4.7 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $93.5 million at March 31, 2008 and $90.5 million at December 31, 2007. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

Deferred income taxes net of valuation allowances	$13.0	$12.8
Recoverable from excess liability carriers	.3	1.0
Prepaid expenses and other	20.7	21.1

	$34.0	$34.9

Other Noncurrent Assets

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

Deferred income taxes net of valuation allowances	$19.3	$17.4
Intangible assets other than goodwill	1.3	1.2
Other	18.9	17.4

	$39.5	$36.0

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

Accrued salaries, wages and other compensation	$23.1	$21.0
Taxes payable other than income tax	7.2	5.2
Accrued and deferred income taxes	12.6	12.8
Accrued insurance and self-insurance reserves	7.0	7.2
Accrued interest	9.8	3.4
Other accrued expenses	28.1	27.0

	$87.8	$76.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended
	March 31,
(In millions)	2008	2007

Balance at beginning of period	$5.9	$5.6
Accruals	1.0	.9
Payments	(.9)	(.8)
Warranty expirations	.2	(.2)
Foreign currency translation adjustments	.2	—

Balance at end of period	$6.4	$5.5

     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

Accrued pensions and other compensation	$148.6	$147.0
Accrued postretirement health care benefits	2.0	2.1
Self-insurance reserves (a)	14.8	14.9
Accrued and deferred income taxes	6.7	6.3
Reserves related to prior years’ divestitures of discontinued operations	3.2	3.2
Accrued dividends on 6% Series B Convertible Preferred Stock	13.5	12.0
Other	7.8	7.8

	$196.6	$193.3

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $.3 million in 2008 and $1.0 million in 2007. These amounts are included in other current assets in the Consolidated Condensed Balance Sheets.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

North American asset based credit facility due 2011	$16.8	$24.4
European asset based credit program due 2013	8.9	—
Borrowings under other lines of credit	2.7	2.5

	$28.4	$26.9

     On December 19, 2006, certain of the company’s North American affiliates entered into a five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent, collateral agent and a lender (the North American facility). The facility provides up to $105 million of borrowing availability and no performance covenants as long as the company complies with certain minimum availability thresholds that are described below. See the “Short-Term Borrowings” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 for the facility’s security, operation and covenant details.
     At March 31, 2008, $24 million of the North America facility was utilized, including borrowings of $17 million and letters of credit of $7 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at March 31, 2008 was approximately $50 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at March 31, 2008 was 4.9%.
     On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program (the European facility) pursuant to which up to €27 million ($43 million) in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon current asset levels, total borrowing and factoring capacity under the new program is expected to exceed €20 million when fully operational. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. We anticipate that the incremental working capital capacity provided by the new credit program will help us meet U.S. pension funding obligations in 2008.
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
     Under the accounts receivable factoring portion of the new credit program, the company’s principal German operating subsidiary sells all of its eligible accounts receivable, together with related security and ancillary rights, to Lloyds TSB Commercial Finance Limited. Accounts receivable are sold pursuant to this factoring facility at a customary discount rate. The German subsidiary is required to repurchase a sold receivable in the event that a warranty related to such receivable (which warranties consist primarily of assurances that sold receivables are not subject to defenses of the trade debtors) is breached.
     The new credit program contains customary covenants, including but not limited to an obligation to maintain a fixed charge coverage ratio at a specified level and covenants relating to debt turn and dilution rates with respect to the

Notes to Consolidated Condensed Financial Statements
(Unaudited)
accounts receivable. The German borrower must maintain a minimum tangible net worth of €20 million. The borrowers are permitted to transfer up to $25 million of the funds initially made available under the credit program to their U.S. affiliates, provided that no termination event has occurred. Any further transfer of any funds to U.S. affiliates, regardless of source, is permitted only if, pro forma for such transfer, a headroom of €7 million (including the permanent headroom block) would be maintained under the European facility based on six-month projections for cash flow of Milacron B.V. and its subsidiaries.
     At March 31, 2008, $24 million of the European facility was utilized. Borrowings under the European facility were primarily used to repatriate $20 million to the U.S. Under the terms of the European facility, the company’s additional borrowing and factoring capacity based on the assets included in the borrowing base at March 31, 2008 was less than $1 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The company expects availability under the European facility to increase as the facility becomes fully operational. The effective interest rate for borrowings under the facility at March 31, 2008 was 6.3%.
     At March 31, 2008, the company had other lines of credit with various banks totaling approximately $19 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $8 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

11 1/2% Senior Secured Notes due 2011	$222.1	$221.9
European asset based credit program due 2013	14.5	—
Capital lease obligations	11.3	11.2
Other	1.1	.9

	249.0	234.0
Less current maturities	(2.2)	(2.1)

	$246.8	$231.9

     See the “Long-Term Debt” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 for detail information related to guarantees, security interests, and covenants on the 11 1/2% Senior Secured Notes due 2011.
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $165 million. The carrying value of the company’s other long-term debt approximates fair value.
     Certain of the company’s long-term debt obligations contain various restrictions and financial covenants, including those described above. The 11 1/2% Senior Secured Notes due 2011, the North American asset based credit facility and the European facility are secured as described above. Except for obligations under capital leases and as discussed above, no significant indebtedness is secured.
     The European asset based credit facility is five-year program and is more fully described in Short-term Borrowings. The long-term debt portion of the facility is secured by a mortgage on real property in Germany and is due beyond one year from now.
Shareholders’ Equity
     At March 31, 2008 and December 31, 2007, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock

Notes to Consolidated Condensed Financial Statements
(Unaudited)
has a cash dividend rate of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying cash dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 although the company is permitted to pay pay-in-kind dividends (see Long-Term Debt). In 2006, 2007, and the first quarter of 2008, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum. At March 31, 2008 and December 31, 2007, accrued and unpaid dividends totaled $13.5 million and $12.0 million, respectively. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock.
     The 500,000 shares of Series B Preferred Stock are convertible into 5.7 million common shares of the company. As discussed further below, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or to the extent not redeemed, the Series B Preferred Stock must be converted to common shares on June 10, 2011. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of March 31, 2008, the outstanding Series B Preferred Stock represented approximately 50.3% of the voting power of the company’s outstanding equity securities, and 51.0% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right, voting separately as a class, to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of March 31, 2008, such rights entitled the holders of the Series B Preferred Stock to elect, and the holders of the Series B Preferred had elected, 7 of the 13 members of the board of directors.
     On October 2, 2007, Ohio Plastics, LLC, an affiliate of Bayside Capital Inc., purchased Glencore Finance AG’s 287,500 shares of Series B Preferred Stock which represents 57.5% of the Series B Preferred Stock, 28.9% of the voting power of the company’s outstanding equity securities and 29.3% of the company’s fully diluted common stock on an as-converted basis, in each case as of March 12, 2008.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004. However, the reset of the conversion price had the effect of lowering the historical effective conversion price. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred Stock in the second quarter of 2011. In the first quarters of 2008 and 2007, $.7 million of the increase was recorded. The changes in the recorded value of the beneficial conversion feature in 2008 and 2007 were added to the net loss amounts for those years in calculating the applicable loss per common share amounts.
     In 2004, the company issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 shares of its common stock for $.10 per share. The contingent warrants are exercisable because a 2005 consolidated cash flow covenant specified in the Contingent Warrant Agreement was not achieved. On October 23, 2007, Glencore Finance AG exercised warrants for 57,500 common shares. The remaining contingent warrants will be exercisable until March 15, 2011. The contingent warrants were originally valued at $.5 million based on an independent appraisal of their value that was completed in 2004. Of this amount, $.3 million was included in the carrying value of the common shares issued to Glencore Finance AG in 2007. The remaining $.2 million carrying value will be included in the value of the shares issued in connection with exercises of additional contingent warrants. In April 2008, additional contingent warrants were exercised.
     In addition to the Series B Preferred Stock, at March 31, 2008 and December 31, 2007, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, and separately with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
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
     In the first quarter of 2008, a total of 64,722 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs. A total of 58,777 restricted shares were cancelled during the

Notes to Consolidated Condensed Financial Statements
(Unaudited)
quarter, all of which were added to the treasury share balance. The treasury share balance at March 31, 2008 was 76,028 shares.
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
     The company has authorized 10 million serial preference shares with $.01 par value. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had been issued as of March 31, 2008. On June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of March 31, 2008, no other serial preference shares have been designated or issued by the company.
     The company has a stockholder rights plan which provides for the issuance of one nonvoting preferred stock right for each common share issued as of February 5, 1999 or issued subsequent thereto. Each right, if activated, will entitle the holder to purchase 1/1000 of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $70.00. Each 1/1000 of a preferred share will be entitled to participate in dividends and vote on an equivalent basis with one whole common share. Initially, the rights are not exercisable. The rights will become exercisable if any person or group acquires, or makes a tender offer for, more than 15% of the company’s outstanding common shares. In the event that any party should acquire or obtain the right to acquire more than 15% of the company’s common shares, holders of rights other than the potential acquirer will be able to purchase the preferred shares at a substantial discount. In addition, if a merger occurs with any potential acquirer owning more than 15% of the common shares outstanding, holders of rights other than the potential acquirer will be able to purchase the acquirer’s common stock at a substantial discount. On March 11, 2004, the company amended its stockholder rights plan to exempt the acquisition by Glencore Finance AG and Mizuho International plc of securities issued by the company in connection with the financing arrangements entered into on March 12, 2004 from triggering the rights under the plan. On June 9, 2004, the company further amended its stockholder rights plan to reflect the decrease in par value of the Series A Participating Cumulative Preferred Stock from $1.00 per share to $.01 per share as approved by the company’s shareholders. On October 1, 2007, the company further amended its stockholder rights plan to exempt the voting agreement between the company and Glencore Finance AG dated October 1, 2007 from triggering the rights under the plan. On October 2, 2007, the company further amended its stockholder rights plan to exempt the securities purchase agreement between Glencore Finance AG and Ohio Plastics, LLC dated October 2, 2007, from triggering the rights under the plan. The rights plan expires in February 2009.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Income (Loss)
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive loss are as follows:
Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(In millions)	2008	2007

Net loss	$(6.9)	$(10.8)
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.7)	(.4)
Amortization of net unrecognized losses	2.1	2.6
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	—	(.2)
Foreign currency translation adjustments	13.0	1.7
Change in fair value of foreign currency exchange contracts	.3	—

Total comprehensive income (loss)	$7.8	$(7.1)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Mar. 31,	Dec. 31,
(In millions)	2008	2007

Foreign currency translation adjustments	$19.6	$6.6
Defined postretirement benefit plans
Net unamortized prior service costs	13.4	14.1
Unamortized net loss (a)	(71.1)	(73.2)
Foreign currency exchange contract adjustments	.3	—

	$(37.8)	$(52.5)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million.
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
     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products supplied by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is

Notes to Consolidated Condensed Financial Statements
(Unaudited)
currently expected to be adequate to cover the company’s cash needs under these claims, assuming satisfaction or waiver of the conditions to borrowing thereunder (see Short-Term Borrowings for further information regarding those conditions to borrowing as well as the company’s dependence on its asset based credit facility for liquidity). It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.
Stock-Based Compensation
     At March 31, 2008, there was a total of $1.3 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 1.6 years, including approximately $.7 million in the last three quarters of 2008.
     The total cost charged to expense for share-based compensation was $.2 million in the first quarter of 2008 and $.5 million in the first quarter of 2007. These amounts relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations for these periods because any change in the related deferred tax assets was fully offset by changes in valuation allowances (see Income Taxes). The weighted-average grant date fair value for all restricted stock and deferred shares in the first quarter of 2008 was $3.11 per share. The fair value of the shares that vested in each of the first quarters of 2008 and 2007 was $.1 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results by segment for the first quarters of 2008 and 2007 are presented in the following tables.
Total Sales by Segment

	Three Months Ended
	March 31,
(In millions)	2008	2007

Plastics technologies
Machinery technologies — North America	$92.4	$91.1
Machinery technologies — Europe	44.0	34.4
Mold technologies	38.0	37.9
Eliminations (a)	(3.1)	(2.8)

Total plastics technologies	171.3	160.6
Industrial fluids	31.5	29.7

Total sales	$202.8	$190.3

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended
	March 31,
(In millions)	2008	2007

Plastics technologies
Machinery technologies — North America	$91.5	$90.3
Machinery technologies — Europe	41.8	32.4
Mold technologies	38.0	37.9

Total plastics technologies	171.3	160.6
Industrial fluids	31.5	29.7

Total sales	$202.8	$190.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended
	March 31,
(In millions)	2008	2007

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$2.8	$1.8
Machinery technologies — Europe	(.4)	(1.2)
Mold technologies	.5	.3

Total plastics technologies	2.9	.9
Industrial fluids	2.9	3.3
Restructuring costs (a)	(.6)	(2.4)
Corporate expenses	(3.5)	(3.7)
Other unallocated expenses (b)	(.2)	(.1)

Operating earnings (loss)	1.5	(2.0)
Interest expense-net	(8.0)	(7.7)

Loss before income taxes	$(6.5)	$(9.7)

(a)	In the first quarter of 2008, $.3 million relates to machinery technologies — N. America and $.3 million relates to mold technologies. In the first quarter of 2007, $1.5 million relates to machinery technologies — Europe and $.9 million relates to mold technologies.

(b)	Represents financing costs.
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
Subsequent Event
     On April 14, 2008, Ronald D. Brown informed the board of directors (the Board) of Milacron Inc. that he intends to retire by the end of the year from his positions as Chairman, President and Chief Executive Officer of the company. The Board requested Mr. Brown to continue to serve in his current capacities until a successor has been named and to remain as an employee for a period of time thereafter to assist his successor.
     The company entered into a Retirement & Transition Agreement with Mr. Brown in order to provide Mr. Brown with certain retirement benefits in connection with his retirement from his positions as President and Chief Executive Officer of Milacron and to ensure that Mr. Brown’s responsibilities in those capacities are successfully transitioned to his successor. Terms of the agreement were provided in the company’s Form 8-K filed on April 18, 2008.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows presents the calculation of loss applicable to common shareholders.
Loss Applicable to Common Shareholders

	Three Months Ended
	March 31,
(In millions)	2008	2007

Net loss	$(6.9)	$(10.8)
Dividends on preferred shares	(1.6)	(1.6)
Beneficial conversion feature related to Series B Preferred Stock (a)	(.7)	(.7)

Loss applicable to common shareholders	$(9.2)	$(13.1)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004 (see Shareholders’ Equity).
Condensed Consolidating Financial Information
     The 11 1/2% Senior Secured Notes due 2011 are, jointly, severally, fully and unconditionally guaranteed by the company’s U.S. and Canadian restricted subsidiaries and by Milacron Capital Holdings B.V., each of which subsidiary guarantor is 100% owned, directly or indirectly, by Milacron Inc.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended March 31, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$119.1	$89.4	$(5.7)	$202.8
Cost of products sold	.3	101.0	68.6	(5.7)	164.2

Manufacturing margins	(.3)	18.1	20.8	—	38.6

Other costs and expenses
Selling and administrative	5.4	12.4	18.2	—	36.0
Restructuring costs	.2	.2	.2	—	.6
Other expense — net	—	(.3)	.8	—	.5

Total other costs and expenses	5.6	12.3	19.2	—	37.1

Operating earnings (loss)	(5.9)	5.8	1.6	—	1.5
Other non-operating expense (income)
Intercompany management fees	(2.9)	2.9	—	—	—
Intercompany interest	(12.2)	12.7	(.5)	—	—
Equity in (earnings) losses of subsidiaries	8.2	(5.5)	—	(2.7)	—
Other intercompany transactions	—	—	—	—	—

Total other non-operating expense (income)	(6.9)	10.1	(.5)	(2.7)	—

Earnings (loss) before interest and income taxes	1.0	(4.3)	2.1	2.7	1.5

Interest expense — net	(7.9)	—	(.1)	—	(8.0)

Earnings (loss) before income taxes	(6.9)	(4.3)	2.0	2.7	(6.5)

Provision (benefit) for income taxes	—	(.4)	.8	—	.4

Net earnings (loss)	$(6.9)	$(3.9)	$1.2	$2.7	$(6.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended March 31, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$120.6	$75.3	$(5.6)	$190.3
Cost of products sold	.6	101.7	58.1	(5.6)	154.8

Manufacturing margins	(.6)	18.9	17.2	—	35.5

Other costs and expenses
Selling and administrative	6.2	13.5	15.6	—	35.3
Restructuring costs	.3	.3	1.8	—	2.4
Other expense — net	—	(.4)	.2	—	(.2)

Total other costs and expenses	6.5	13.4	17.6	—	37.5

Operating earnings (loss)	(7.1)	5.5	(.4)	—	(2.0)
Other non-operating expense (income)
Intercompany management fees	(3.2)	3.2	—	—	—
Intercompany interest	(14.1)	10.1	4.0	—	—
Equity in (earnings) losses of subsidiaries	13.0	(.9)	—	(12.1)	—
Other intercompany transactions	—	.4	(.4)	—	—

Total other non-operating expense (income)	(4.3)	12.8	3.6	(12.1)	—

Earnings (loss) from continuing operations before interest and income taxes	(2.8)	(7.3)	(4.0)	12.1	(2.0)

Interest expense — net	(7.9)	.2	—	—	(7.7)

Earnings (loss) from continuing operations before income taxes	(10.7)	(7.1)	(4.0)	12.1	(9.7)

Provision for income taxes	—	.2	.8	—	1.0

Earnings (loss) from continuing operations	(10.7)	(7.3)	(4.8)	12.1	(10.7)

Net loss on divestitures	(.1)	—	—	—	(.1)

Discontinued operations net of income taxes	(.1)	—	—	—	(.1)

Net earnings (loss)	$(10.8)	$(7.3)	$(4.8)	$12.1	$(10.8)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	March 31, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$.9	$4.4	$31.5	$—	$36.8
Notes and accounts receivable (excluding intercompany receivables)	.2	60.4	72.8	—	133.4
Inventories	—	105.0	88.4	—	193.4
Other current assets	11.8	7.1	15.1	—	34.0
Intercompany receivables (payables)	(307.9)	187.9	122.3	(2.3)	—

Total current assets	(295.0)	364.8	330.1	(2.3)	397.6

Property, plant and equipment — net	.8	49.1	60.0	—	109.9
Goodwill	—	54.0	39.5	—	93.5
Investment in subsidiaries	243.7	233.1	(15.8)	(461.0)	—
Intercompany advances — net	436.4	(483.8)	47.4	—	—
Other noncurrent assets	6.6	8.4	24.5	—	39.5

Total assets	$392.5	$225.6	$485.7	$(463.3)	$640.5

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$16.8	$—	$11.6	$—	$28.4
Long-term debt and capital lease obligations due within one year	1.2	—	1.0	—	2.2
Trade accounts payable	4.5	36.8	49.1	—	90.4
Advance billings and deposits	—	17.1	14.0	—	31.1
Accrued and other current liabilities	40.3	12.3	35.2	—	87.8

Total current liabilities	62.8	66.2	110.9	—	239.9

Long-term accrued liabilities	145.9	2.7	48.0	—	196.6
Long-term debt	226.6	—	20.2	—	246.8

Total liabilities	435.3	68.9	179.1	—	683.3

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B preferred stock	119.9	—	—	—	119.9
Common shares, $.01 par value	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	356.3	429.0	82.3	(511.3)	356.3
Contingent warrants	.2	—	—	—	.2
Reinvested earnings (accumulated deficit)	(487.5)	(281.1)	163.4	117.7	(487.5)
Accumulated other comprehensive income (loss)	(37.8)	(16.6)	47.7	(31.1)	(37.8)

Total shareholders’ equity (deficit)	(42.8)	156.7	306.6	(463.3)	(42.8)

Total liabilities and shareholders’ equity (deficit)	$392.5	$225.6	$485.7	$(463.3)	$640.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$.3	$5.8	$34.7	$—	$40.8
Notes and accounts receivable (excluding intercompany receivables)	.2	51.0	63.4	—	114.6
Inventories	—	103.5	76.2	—	179.7
Other current assets	14.8	5.2	14.9	—	34.9
Intercompany receivables (payables)	(324.4)	200.5	126.2	(2.3)	—

Total current assets	(309.1)	366.0	315.4	(2.3)	370.0

Property, plant and equipment — net	.8	50.4	55.2	—	106.4
Goodwill	—	54.1	36.4	—	90.5
Investment in subsidiaries	247.5	224.4	(15.8)	(456.1)	—
Intercompany advances — net	441.3	(468.4)	27.1	—	—
Other noncurrent assets	6.8	8.6	20.6	—	36.0

Total assets	$387.3	$235.1	$438.9	$(458.4)	$602.9

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$24.4	$—	$2.5	$—	$26.9
Long-term debt and capital lease obligations due within one year	1.2	—	.9	—	2.1
Trade accounts payable	6.1	39.8	46.2	—	92.1
Advance billings and deposits	—	15.1	14.3	—	29.4
Accrued and other current liabilities	32.9	10.9	32.8	—	76.6

Total current liabilities	64.6	65.8	96.7	—	227.1

Long-term accrued liabilities	145.4	2.9	45.0	—	193.3
Long-term debt	226.7	—	5.2	—	231.9

Total liabilities	436.7	68.7	146.9	—	652.3

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative preferred shares	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	119.2	—	—	—	119.2
Common shares, $.01 par value	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	355.9	429.0	82.3	(511.3)	355.9
Contingent warrants	.2	—	—	—	.2
Reinvested earnings (accumulated deficit)	(478.3)	(276.9)	162.5	114.4	(478.3)
Accumulated other comprehensive income (loss)	(52.5)	(11.1)	34.0	(22.9)	(52.5)

Total shareholders’ equity (deficit)	(49.4)	166.4	292.0	(458.4)	(49.4)

Total liabilities and shareholders’ equity (deficit)	$387.3	$235.1	$438.9	$(458.4)	$602.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(6.9)	$(3.9)	$1.2	$2.7	$(6.9)
Operating activities providing (using) cash
Depreciation and amortization of intangibles	.1	1.9	1.6	—	3.6
Restructuring costs	—	.1	.1	—	.2
Equity in (earnings) losses of subsidiaries	8.2	(5.2)	—	(3.0)	—
Distributions from equity subsidiaries	—	—	(.3)	.3	—
Deferred income taxes	—	—	(.2)	—	(.2)
Working capital changes
Notes and accounts receivable	—	(9.4)	(5.0)	—	(14.4)
Inventories	—	(1.6)	(5.4)	—	(7.0)
Other current assets	3.0	(1.9)	1.6	—	2.7
Trade accounts payable	(1.6)	(2.9)	(.4)	—	(4.9)
Other current liabilities	7.3	2.6	(3.2)	—	6.7
Decrease (increase) in other noncurrent assets	.2	.4	(.2)	—	.4
Increase (decrease) in long-term accrued liabilities	.6	(.2)	(.1)	—	.3
Other — net	.3	.1	—	—	.4

Net cash provided (used) by operating activities	11.2	(20.0)	(10.3)	—	(19.1)
Investing activities cash flows
Capital expenditures	—	(.7)	(1.9)	—	(2.6)
Net disposal of property, plant and equipment	—	—	—	—	—

Net cash used by investing activities	—	(.7)	(1.9)	—	(2.6)
Financing activities cash flows
Issuance (repayments) of long-term debt	(.1)	—	14.6	—	14.5
Increase (decrease) in short-term borrowings	(7.6)	—	8.8	—	1.2
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided (used) by financing activities	(7.8)	—	23.4	—	15.6
Intercompany receivables and payables	(16.5)	15.2	1.3	—	—
Intercompany advances	13.7	4.1	(17.8)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	2.1	—	2.1

Increase (decrease) in cash and cash equivalents	.6	(1.4)	(3.2)	—	(4.0)
Cash and cash equivalents at beginning of period	.3	5.8	34.7	—	40.8

Cash and cash equivalents at end of period	$.9	$4.4	$31.5	$—	$36.8

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
Executive Summary
     For a concise description of our products and markets, as well as a summary of business conditions and results over the past several years, see the Executive Summary that is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2007.
Operating Results
     In the first quarter of 2008, Milacron had sales of $203 million, 7% above the first quarter last year, almost entirely due to favorable currency translation effects. New orders were also $203 million, slightly below the first quarter of 2007. Backlog was $134 million at March 31, 2008, an increase of $5 million from year-end and an increase of $7 million from March 31, 2007. We had a net loss for the quarter of $6.9 million or $1.76 per share compared to a net loss of $10.8 million, or $2.68 per share, in the first quarter of 2007. The improvement to the net loss was due primarily to realized savings from our restructuring and other cost efficiency projects and lower costs related to retirement benefits. Restructuring costs were $.6 million in the first quarter 2008 compared to $2.4 million in the first quarter 2007. First-quarter manufacturing margins of 19.0% improved from 18.7% a year ago.
     We strive to continue to improve our working capital management and in the first quarter 2008 we signed a €27 million credit agreement with Lloyds TSB Group plc, which became fully operational in the second quarter. Concurrent with this signing, we terminated a then existing factoring agreement under which we had sold $10.6 million of accounts receivable as of December 31, 2007 in order to provide our customers a smooth transition. The net effect of the repurchase along with growth in inventory and a reduction in trade payables drove a $19.1 million use of cash in our operations for the first quarter 2008. In the first quarter 2008, we used $6.7 million in our operations. Cash on hand at the end of the quarter was $36.8 million, and we had approximately $50 million available for borrowing under the North America facility and the European facility.
Outlook
     Backlog in our machinery businesses remains at healthy levels and grew by $5 million in the first quarter. We expect year-over-year improvement in our operating results throughout 2008 despite weakness in our North American markets. Our operating results in the first quarter benefited from our significant cost reduction initiatives which should continue to incremental savings throughout the year. We expect to realize approximately $18 million of incremental savings in 2008 over 2007. We expect these savings, combined with our price increases to more than offset rising energy and material costs. We plan to continue to develop new and better products and services and strengthen our performance and customer focus in our home markets of North America and western Europe, while expanding our presence in emerging markets.
Presence Outside the U.S.
     In 2007, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 30%; Asia 9%; Canada and Mexico 7%; and the rest of the world 6%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as consolidated shareholders’ equity. During the first three months of 2008, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2007. As a result, we experienced favorable currency translation effects on new orders and sales of approximately $11 million, each. The effect on operating earnings was not significant.
     Between December 31, 2007 and March 31, 2008, the euro strengthened against the U.S. dollar by approximately 10% which caused the majority of the $13 million favorable foreign currency translation adjustment in accumulated other comprehensive loss.
     If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Significant Accounting Policies and Judgments
     The Consolidated Condensed Financial Statements discussed herein have been prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts that are included therein. The “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended December 31, 2007 includes a summary of certain accounting policies, estimates and judgmental matters that we believe are significant to our reported financial position and results of operations. Additional accounting policies are described in the “Summary of Significant Accounting Policies” note to the Consolidated Financial Statements included in our Form 10-K. We regularly review our estimates and judgments and the assumptions regarding future events and economic conditions that serve as their basis. While we believe the estimates used in the preparation of the Consolidated Condensed Financial Statements to be reasonable in the circumstances, the recorded amounts could vary under different conditions or assumptions.
Deferred Tax Assets and Valuation Allowances
     At December 31, 2007, we had significant deferred tax assets related to U.S. and non-U.S. net operating loss and tax credit carryforwards and to charges that have been deducted for financial reporting purposes but which are not yet deductible for income tax purposes. These charges include the write-down of goodwill and a charge to equity related to minimum pension funding. At December 31, 2007, we had provided valuation allowances against all net deferred tax assets except $13 million of non-U.S. assets to be realized through future income expectations. In determining the need for valuation allowances, we consider our short-term and long-range internal operating plans, which are based on the current economic conditions in the markets and countries in which we operate, and the effect of potential economic changes on our various operations.
     At December 31, 2007, we had non-U.S. net operating loss carryforwards — principally in the Netherlands, Germany, Belgium and Italy — totaling $197 million and related deferred tax assets of $50 million. Valuation allowances totaling $37 million had been provided with respect to these assets. We believe that it is more likely than not that portions of the net operating loss carryforwards in these jurisdictions will be utilized. However, there is currently insufficient positive evidence in some non-U.S. jurisdictions — primarily Germany, Italy and Belgium — to conclude that no valuation allowances are required.
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
     The sale of 287,500 shares of our Series B Preferred Stock on October 2, 2007, combined with the sale of Series B shares in the prior three year period, resulted in an “ownership change” for U.S. federal income tax purposes. The change in ownership has the effect of limiting the company’s utilization of pre-change net operating loss and tax credit carryforwards in future periods. The amount of the annual limitation is expected to be approximately $5.7 million. The allowable limitation will be cumulative for years in which it is not fully utilized. At December 31, 2007 the limitation amounts to approximately $1.4 million of available pre-change net operating losses with no limitations on utilization.
     As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances totaled $156 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $2.6 million in the first quarter of 2008 as a result of losses without current tax benefits. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter in the amount of $.4 million relates primarily to operations in profitable non-U.S. jurisdictions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the Consolidated Condensed Financial Statements and notes thereto that are included herein and (ii) the Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2007, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2007, we recorded expense related to this plan of $15.9 million including $2.8 million for supplemental retirements and $1.9 million for curtailment costs and we recorded expense of $2.8 million in the first quarter of 2007. For 2008, we currently expect to record expense for this plan of $2.5 million, of which $.6 million was recorded in the first quarter. The reduction in first quarter expense is primarily due to the freezing of benefits as of December 31, 2007. Employees whose benefits were frozen are now eligible for benefits under our U.S. defined contribution retirement plan and costs for this plan increased $.8 million in the first quarter of 2008 compared to the same period last year.
     We are required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2008 of approximately $33 million. We made a $5 million contribution in April 2008 and anticipate a $20 million contribution in September. Contributions for 2009 are estimated to be between $15 million and $20 million. Contributions for 2010 and beyond but cannot be reasonably estimated at this time.
New Orders and Sales
     In the first quarter of 2008, consolidated sales grew to $203 million, up 7% or $13 million compared to the first quarter of 2007. The increase was due almost entirely to favorable currency translation effects, primarily related to the U.S. dollar weakening against the Euro. In the first quarter 2008, we continued to see growth in markets outside the U.S. New orders were also $203 million in the quarter, down 3% compared to the first quarter 2007. The decrease in new orders was primarily a result of softness in the North American markets for injection molding equipment and related tooling and supplies and due to the slowdowns in the U.S. automotive and housing sectors. The decline in new orders was partially offset by favorable foreign currency translation effects of $11 million.
     Export orders from the U.S. were $23 million in the first quarter of 2008 compared to $17 million last year. Export sales from the U.S. totaled $17 million in 2008 and $18 million in 2007. Sales of all segments to non-U.S. markets, including exports, totaled $101 million in the first quarter of 2008 compared to $90 million in 2007.
     Our backlog of unfilled orders at March 31, 2008 was $134 million, compared to $129 million at December 31, 2007 and $127 million at March 31, 2007. The increases are due principally to favorable foreign currency translation effects, partially offset by lower orders for U.S.-built injection molding machines.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 19.1% for the first quarter of 2008 while the margin for the comparable period of 2007 was 18.7%. Strengthening of the manufacturing margin was driven by our operating efficiencies from restructuring and other cost-cutting initiatives. Margins continue to benefit from global sourcing initiatives and from the full effect of pricing actions taken in 2007. Margins also benefited from lower pension expense in the U.S., partially offset by higher 401K expense. The value of these U.S. retirement expenses included in margin was $1.1 million in the first quarter of 2008 compared to $2.1 million in the first quarter of 2007. We expect that further cost reduction measures combined with additional selective price increases and sales growth will result in further improved margins in 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     In the first quarter of 2008, total selling and administrative expense was $36.0 million compared to $35.3 million in the comparable period of 2007. The effect of foreign currency translation drove the expense increase and offset the savings related to our cost-cutting initiatives. Selling expense as a percentage of sales improved to 13.7% in the first quarter of 2008 compared to 14.5% in 2007.
     Other expense-net was expense of $.5 million in the first quarter of 2008 and income of $.2 million in the first quarter of 2007. The expense in 2008 is primarily related to losses on currency transactions, partially offset by equity investment income in non-consolidated entities. The amount for 2007 is primarily related to equity investment income in non-consolidated entities.
     Interest expense net of interest income was $8.0 million in the first quarter of 2008 compared to $7.7 million in the comparable period of 2007. In 2007, interest expense was reduced by $.2 million of capitalized interest.
Restructuring Costs
     Certain of the restructuring actions undertaken in recent years are discussed in the note to the Consolidated Condensed Financial Statements captioned “Restructuring Costs”. These initiatives include the reorganization of our injection molding machine manufacturing facility in Germany, the consolidation of the machinery technologies — Europe segment’s sales offices and the reorganization of the mold technologies segment’s operations in both North America and Europe. In total, these actions resulted in restructuring costs of $.6 million in the first quarter of 2008 and $2.4 million in the first quarter of 2007. Cash costs were $.8 million in 2008 and $4.0 million in 2007. Additional actions have been initiated in the second quarter to further reduce our fixed cost structure in several of our North American facilities. Restructuring costs for the remainder of 2008 are expected to be approximately $1.5 million.
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q.
     Machinery technologies — North America — In the first quarter of 2008, the machinery technologies — North America segment continued growth in its India and China businesses, offsetting weak demand in North America. First quarter sales of $92 million were essentially flat with last year. New orders declined to $94 million compared to $98 million in the first quarter 2007, reflecting continued weakness in the automotive and construction sectors. Despite flat sales volume, the segment’s operating profit increased to $2.8 million in 2008 from $1.8 million in 2007 due to improved manufacturing margins, including benefits related to recent restructuring programs and lower pension costs. The segment’s pension expense was $1.5 million in 2008 compared to $2.5 million in 2007. Restructuring costs, which are not included in the segment’s operating profit, were $.3 million in 2008. In the second quarter 2008, the segment has initiated additional projects to further reduce its fixed cost structure. The segment is expected to show further improvement in profitability as the year progresses.
     Machinery technologies — Europe - In the first quarter of 2008, the machinery technologies - Europe segment increased sales to $44 million from $34 million in 2007. Half of the increase related to favorable foreign currency translation effects. New orders were $43 million, down from $47 million in the first quarter of 2007, despite comparable currency effects. Backlog increased by $6 million in the first quarter to $46 million. Despite the segment’s decrease in new orders, sales of injection molding machines were up $10 million for the quarter due to the strong backlog levels going into the quarter. The segment narrowed its operating loss to $.4 million in 2008 compared to a loss of $1.2 million in 2007. Higher sales volumes, price improvements and the effect of our restructuring initiatives drove the segment’s improved operating performance. The segment did not incur restructuring costs in the first quarter of 2008 but expensed $1.5 million in the first quarter of 2007.
     Mold technologies — In the first quarter of 2008, the mold technologies segment had new orders and sales of $38 million, in-line with 2007 levels, despite $2 million of favorable foreign currency translation effects. The segment increased its operating profit to $.5 million in 2008 compared to $.3 million in 2007 as the benefits of restructuring and other cost reductions offset the effects of lower sales volumes. Restructuring costs, which are not included in the segment’s operating profit, were $.3 million in 2008 and $.9 million in 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Industrial fluids — The industrial fluids segment had new orders and sales of $32 million each in the first quarter of 2008 compared to $30 million for each in 2007. Growth in both new orders and sales was due principally to foreign currency translation adjustments, offsetting declines in shipping volumes related to slowdowns in U.S. domestic auto production and HVAC production. The segment’s operating profit was $2.9 million in the first quarter of 2008 and $3.3 million in 2007. Last year’s results included lower than usual insurance costs on product liability claims. We continue to expand our industrial fluids presence in emerging markets and expect to generate higher sales and operating earnings in the second quarter.
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the first quarter of 2008 was $6.5 million, which includes restructuring costs of $.6 million. In the comparable period of 2007, our pretax loss was $9.7 million, which included restructuring costs of $2.4 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgments — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the first quarter of 2008. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a first quarter provision for income taxes of $.4 million. In the first quarter of 2007, the provision for income taxes was $1.0 million.
Loss From Continuing Operations
     Our loss from continuing operations in the first quarter of 2008 was $6.9 million, or $1.76 per share, compared to a loss of $10.7 million, or $2.66 per share, in the comparable period of 2007.
Net Loss
     In the first quarter of 2008, we had a net loss including restructuring costs of $6.9 million, or $1.76 per share. Including restructuring costs and discontinued operations, we had a net loss of $10.8 million, or $2.68 per share, in the first quarter of 2007.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from certain international transactions. We do not hold or issue derivative instruments for trading purposes. At March 31, 2008, we had outstanding forward contracts totaling $5.6 million. At December 31, 2007, forward contracts totaled $5.7 million and at March 31, 2007, we had outstanding forward contracts totaling $5.8 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at March 31, 2008, December 31, 2007 and March 31, 2007 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At March 31, 2008, we had fixed rate debt of $228 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $49 million. At December 31, 2007, our fixed rate debt totaled $229 million and our floating rate debt totaled $32 million. As a result of these factors, a portion of annual interest expense and financing fees fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     Our European credit facility contains a factoring agreement under which our principal German operating subsidiary sells accounts receivable without recourse. At March 31, 2008, $6.3 million of receivables were sold under the facility. In consideration for the sale, we hold a demand note receivable from Lloyds upon which we did not draw funding as of March 31, 2008. Previously, this subsidiary maintained a factoring agreement with a third party financial institution under which it sold without recourse up to €10.0 million ($13.4 million) of accounts receivable. At December 31, 2007, the gross amounts of accounts receivable that had been sold under the previous factoring agreement totaled $10.6 million.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At March 31, 2008 and December 31, 2007, our maximum exposure under these arrangements totaled $4.9 million and $4.7 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.
Contractual Obligations
     Our contractual obligations for 2008 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2007. Obligations for 2008 and beyond and have not changed materially as of March 31, 2008 except as noted below.
     In March 2008, certain of our European affiliates entered into a revolving credit facility and at March 31, 2008 had drawn $24 million against the facility, of which $9 million is classified as short-term borrowings and $15 million is classified as long-term debt.
Liquidity and Sources of Capital
     At March 31, 2008, we had cash and cash equivalents of $37 million, a decrease of $4 million from December 31, 2007. Most of the cash was held in foreign accounts in support of our operations outside of North America.
     Operating activities used $19 million of cash in the first quarter of 2008 compared to using $7 million of cash in 2007. Cash usage in 2008 was due principally to higher levels of accounts receivables and inventory and to a reduction in trade accounts payable. The increase in accounts receivable was primarily related to the new European credit facility as we repurchased receivables previously sold and as we hold a demand note receivable from Lloyds upon which we did not draw funding as of March 31, 2008. We will draw funds against this demand note as needed. The company terminated the previous factoring agreement and repurchased those receivables to facilitate customer service and to facilitate the transition to the new facility. Cash usage in 2007 was due principally to a reduction in trade accounts payable and our net loss, partially offset by a decrease in notes and accounts receivable and an increase in long-term accrued liabilities.
     Investing activities used $3 million of cash in the first quarter of 2008 compared to using $2 million in the first quarter of 2007. In both quarters, the usage of cash was due almost entirely to capital expenditures.
     In the first quarter of 2008, financing activities provided $16 million of cash principally related to drawing on the new European credit facility offset in part by a reduction of the North American facility from the repatriation of most of the initial draw on the European facility. In 2007, financing activities provided $4 million of cash due principally to increased short-term borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     Our current ratio was 1.7 at March 31, 2008 and 1.6 at December 31, 2007.
     Total debt was $277 million at March 31, 2008 compared to $261 million at December 31, 2007.
     Total shareholders’ equity was a deficit of $43 million at March 31, 2008, a decrease of $7 million from December 31, 2007. The decrease was due principally to favorable foreign currency translation effects, offset in part by the loss incurred in the first quarter and, to a lesser degree, accrued dividends on Series B Preferred Stock.
     On December 19, 2006, we entered into a five year asset based revolving credit facility for which General Electric Capital Corporation acts as administrative agent, collateral agent and a lender (the North America facility). The North America facility provides up to $105 million of borrowing availability and no financial maintenance covenants as long as we comply with certain minimum availability thresholds, as described below.
     Based on the assets included in the borrowing base as of March 31, 2008, and taking into account a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $85 million of borrowing-based availability under the North America facility, subject to the customary ability of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. At March 31, 2008, $24 million of the facility was utilized, including borrowings of $17 million and letters of credit of $7 million. Under the terms of the facility, our additional borrowing capacity based on the assets included in the borrowing base at March 31, 2008 was approximately $50 million after taking into account the minimum availability and existing reserve requirements.
     On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program (the European facility) pursuant to which up to €27 million ($43 million) in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon current asset levels, total borrowing and factoring capacity under the new program is expected to exceed €20 million when fully operational. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. We anticipate that the incremental working capital capacity provided by the new credit program will help us meet U.S. pension funding obligations in 2008.
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
     Under the accounts receivable factoring portion of the new credit program, the company’s principal German operating subsidiary sells all of its eligible accounts receivable, together with related security and ancillary rights, to Lloyds TSB Commercial Finance Limited. Accounts receivable are sold pursuant to this factoring facility at a customary discount rate. The German subsidiary is required to repurchase a sold receivable in the event that a warranty related to such receivable (which warranties consist primarily of assurances that sold receivables are not subject to defenses of the trade debtors) is breached.
     The new credit program contains customary covenants, including but not limited to an obligation to maintain a fixed charge coverage ratio at a specified level and covenants relating to debt turn and dilution rates with respect to the accounts receivable. The German borrower must maintain a minimum tangible net worth of €20 million. The borrowers are permitted to transfer up to $25 million of the funds initially made available under the credit program to their U.S. affiliates, provided that no termination event has occurred. Any further transfer of any funds to U.S. affiliates, regardless of source, is permitted only if, pro forma for such transfer, a headroom of €7 million (including the permanent headroom

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
block) would be maintained under the European facility based on six-month projections for cash flow of Milacron B.V. and its subsidiaries.
     At March 31, 2008, $24 million of the European facility was utilized. Borrowings under the facility were primarily used to repatriate $20 million to the U.S. Under the terms of the facility, we have additional borrowing and factoring capacity based on the assets included in the borrowing base at March 31, 2008 of less than $1 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. We expect availability under the facility to increase as the facility becomes fully operational. The effective interest rate for borrowings under the facility at March 31, 2008 was 6.3%.
     At March 31, 2008, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $19 million, of which approximately $8 million was available under certain circumstances.
     Our debt and credit are rated by Standard & Poors (S&P) and Moody’s Investors Service (Moody’s). On December 20, 2007, Moody’s lowered the rating on our $225 million of Senior Secured Notes due 2011 and our “corporate family” to Caa2 and affirmed a negative outlook. On June 7, 2007, S&P affirmed its rating on our corporate credit at CCC+ and affirmed its outlook as developing, but, lowered its rating on our Senior Secured Notes to CCC-.
     None of our debt instruments include ratings triggers that would accelerate maturity or increase interest rates in the event of a ratings downgrade. Accordingly, any potential ratings downgrades would have no significant short-term effect, although they could potentially affect the types and cost of credit facilities and debt instruments available to us in the future.
     Before the effect of funding our U.S defined benefit pension plan, we expect to generate positive cash flow from operations during 2008. However, operating cash flows may or may not be sufficient to meet the U.S. defined benefit plan funding requirements. We believe that our current cash position, cash flow from operations and available credit lines, including our asset based revolving credit facilities, will be sufficient to meet our capital expenditure and benefit plan requirements for 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2008 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facilities;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2007 and products introduced and expected to be introduced in 2008;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including, but not limited to, claims or problems related to product liability, warranty or environmental issues;

•	our ability to repatriate cash flows from overseas in a tax efficient manner, if at all; and

•	fluctuations in stock market valuations of pension plan assets or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s first quarter 2008, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the first quarter of 2008 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.
     In the first quarter of 2008, the principal operations of the Machinery Technologies — North America segment and corporate accounting operations began utilizing a new Enterprise Resource Planning system to process their financial data. While this could be deemed to be a material change in the company’s systems of internal control over financial reporting, the data produced by the new system to date has proven to be accurate and comparable to the data produced by the systems that are being replaced. There is, however, the possibility that errors or inconsistencies could be detected or arise in the future.

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
Item 1A. Risk Factors
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 contains the most significant risk factors related to our indebtedness and liquidity and to our business operations. There have been no material changes in the risk factors identified in our Form 10-K during the first quarter of 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and reacquisitions for the quarter ended March 31, 2008.

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Shares (or	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	Units)	per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs (1)	or Programs (1)
January 1- January 31, 2008	—	$—	—	—
February 1- February 28, 2008	—	$—	—	—
March 1 - March 31, 2008	—	$—	—	—
Total	—	$—	—	—

(1)	As of March 31, 2008, there were no publicly announced plans or programs to repurchase stock.
Item 3. Defaults Upon Senior Securities
     Dividends on our Series B Preferred Stock are accrued and in arrears. See the fifth paragraph of the “Shareholders’ Equity” note to the Consolidated Condensed Financial Statements which is incorporated by reference herein.
Item 4. Submissions of Matters to a Vote of Security Holders
     Not applicable.

PART II Other Information
Item 5. Other Information
     Not applicable.

PART IIOther Information
Item 6. Exhibits
     These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits

Exhibit No.			Page
10.	Material Contracts:

	10.1	Milacron Inc. 2002 Short-Term Incentive Plan, as amended February 21, 2008
- Incorporated by reference to the company’s Form 8-K filed on February 27, 2008

	10.2	Asset Based Finance Agreement dated as of March 12, 2008 among Lloyds TSB Bank Plc, Netherlands Branch and Belgium Branch, Lloyds TSB Commercial Finance Limited, Cimcool Europe B.V., Cimcool Industrial Products B.V., D-M-E Europe CVBA, Ferromatik Milacron Maschinenbau GmbH, Milacron Kunststoffmaschinen Europa GmbH, Milacron B.V. and Milacron Nederland B.V.
- Incorporated by reference to the company’s Form 8-K filed on March 18, 2008

	10.3	Loan Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and Ferromatik Milacron Maschinenbau GmbH
- Incorporated by reference to the company’s Form 8-K filed on March 18, 2008

	10.4	Receivables Finance Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and Cimcool Europe B.V.
- Incorporated by reference to the company’s Form 8-K filed on March 18, 2008

	10.5	Receivables Finance Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and Cimcool Industrial Products B.V.
- Incorporated by reference to the company’s Form 8-K filed on March 18, 2008

	10.6	Receivables Finance Agreement dated as of March 12, 2008 between Lloyds TSB Bank Plc and D-M-E Europe CVBA
- Incorporated by reference to the company’s Form 8-K filed on March 18, 2008

	10.7	Debt Purchase Agreement dated as of March 12, 2008 between Lloyds TSB Commercial Finance Limited and Ferromatik Milacron Maschinenbau GmbH
- Incorporated by reference to the company’s Form 8-K filed on March 18, 2008

11.	Statement Regarding Computation of Per-Share Earnings

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

	31.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.
Date: May 9, 2008	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President - Finance and Chief Financial Officer