Form 10-Q
period 2008-06-30
MILACRON INC
filed 2008-08-07
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008
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
Yes   ☑   No   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2008: 5,485,023

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per-share amounts)	2008	2007	2008	2007

Sales	$215.7	$197.3	$418.5	$387.6
Cost of products sold	167.5	158.6	331.7	313.4

Manufacturing margins	48.2	38.7	86.8	74.2
Other costs and expenses
Selling and administrative	37.9	34.9	73.9	70.2
Restructuring and other costs	4.3	1.5	4.9	3.9
Other (income) expense — net	(.5)	(.3)	—	(.5)

Total other costs and expenses	41.7	36.1	78.8	73.6

Operating earnings	6.5	2.6	8.0	.6
Interest
Income	.2	.2	.4	.4
Expense	(8.4)	(8.1)	(16.6)	(16.0)

Interest — net	(8.2)	(7.9)	(16.2)	(15.6)

Loss from continuing operations before income taxes	(1.7)	(5.3)	(8.2)	(15.0)
Provision (benefit) for income taxes	1.4	(4.9)	1.8	(3.9)

Loss from continuing operations	(3.1)	(.4)	(10.0)	(11.1)
Discontinued operations net of income taxes	—	.3	—	.2

Net loss	$(3.1)	$(.1)	$(10.0)	$(10.9)

Net loss applicable to common shareholders	$(5.5)	$(2.5)	$(14.7)	$(15.6)

Income (loss) per common share — basic and diluted
Continuing operations	$(1.04)	$(.55)	$(2.79)	$(3.21)
Discontinued operations	—	.05	—	.03

Net loss	$(1.04)	$(.50)	$(2.79)	$(3.18)

Weighted-average common shares outstanding assuming dilution (in thousands)	5,258	4,925	5,242	4,910
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	June 30,	Dec. 31,
(In millions, except par value)	2008	2007

Assets
Current assets
Cash and cash equivalents	$39.5	$40.8
Notes and accounts receivable, less allowances of $9.0 in 2008 and $7.8 in 2007	126.0	114.6
Inventories
Raw materials	11.5	8.2
Work-in-process and finished parts	102.0	96.0
Finished products	85.3	75.5

Total inventories	198.8	179.7
Other current assets	32.2	34.9

Total current assets	396.5	370.0
Property, plant and equipment — net	107.2	106.4
Goodwill	93.0	90.5
Other noncurrent assets	39.6	36.0

Total assets	$636.3	$602.9

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$39.4	$26.9
Long-term debt and capital lease obligations due within one year	2.2	2.1
Trade accounts payable	94.0	92.1
Advance billings and deposits	26.4	29.4
Accrued and other current liabilities	83.6	76.6

Total current liabilities	245.6	227.1
Long-term accrued liabilities	192.7	193.3
Long-term debt	246.3	231.9

Total liabilities	684.6	652.3

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred Stock	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2008 and 2007)	120.7	119.2
Common shares, $.01 par value (outstanding: 5.5 in both 2008 and 2007)	.1	.1
Capital in excess of par value	356.6	355.9
Contingent warrants	.1	.2
Accumulated deficit	(493.0)	(478.3)
Accumulated other comprehensive loss	(38.8)	(52.5)

Total shareholders’ deficit	(48.3)	(49.4)

Total liabilities and shareholders’ deficit	$636.3	$602.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss) and Shareholders’ Deficit
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

4% Cumulative Preferred Stock
Balance at beginning and end of period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	119.9	116.8	119.2	116.1
Beneficial conversion feature	.8	.8	1.5	1.5

Balance at end of period	120.7	117.6	120.7	117.6
Common shares and capital in excess of par value
Balance at beginning of period	356.4	352.8	356.0	351.6
Restricted stock expense	.2	.5	.4	1.0
Reissuance of treasury shares	—	.1	—	.1
Issuance of previously unissued shares	.1	.2	.3	.9

Balance at end of period	356.7	353.6	356.7	353.6
Contingent warrants
Balance at beginning of period	.2	.5	.2	.5
Exercise of contingent warrants	(.1)	—	(.1)	—

Balance at end of period	.1	.5	.1	.5
Accumulated deficit
Balance at beginning of period	(487.5)	(395.0)	(478.3)	(381.9)
Net loss for the period	(3.1)	(.1)	(10.0)	(10.9)
Beneficial conversion feature related to 6% Series B
Convertible Preferred Stock	(.8)	(.8)	(1.5)	(1.5)
Dividends declared or accrued
4% Cumulative Preferred shares	(.1)	(.1)	(.2)	(.2)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)	(3.0)	(3.0)

Balance at end of period	(493.0)	(397.5)	(493.0)	(397.5)
Accumulated other comprehensive loss
Balance at beginning of period	(37.8)	(109.9)	(52.5)	(113.6)
Foreign currency translation adjustments	(2.2)	3.1	10.8	4.8
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.7)	(.4)	(1.4)	(.8)
Amortization of net unrecognized losses	2.0	2.4	4.1	5.0
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	—	—	—	(.2)
Foreign currency exchange contract adjustments	(.1)	(.2)	.2	(.2)

Balance at end of period	(38.8)	(105.0)	(38.8)	(105.0)

Total shareholders’ deficit	$(48.3)	$(24.8)	$(48.3)	$(24.8)

Net loss for the period	$(3.1)	$(.1)	$(10.0)	$(10.9)
Change in accumulated other comprehensive loss	(1.0)	4.9	13.7	8.6

Total comprehensive income (loss)	$(4.1)	$4.8	$3.7	$(2.3)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(3.1)	$(.1)	$(10.0)	$(10.9)
Discontinued operations net of income taxes	—	(.3)	—	(.2)
Operating activities providing (using) cash
Depreciation and amortization	3.6	4.1	7.2	8.1
Restructuring and other costs	2.6	.2	2.8	.5
Deferred income taxes	.1	(5.8)	(.1)	(5.8)
Working capital changes
Notes and accounts receivable	6.7	(5.0)	(7.7)	(.1)
Inventories	(6.6)	(2.2)	(13.6)	(2.5)
Other current assets	1.7	(4.7)	4.4	(5.4)
Trade accounts payable	4.0	8.4	(.9)	.3
Other current liabilities	(10.2)	(3.3)	(3.5)	(4.4)
Decrease (increase) in other noncurrent assets	(.7)	.8	(.3)	2.1
Increase (decrease) in long-term accrued liabilities	(4.4)	3.2	(4.1)	6.2
Other-net	(.1)	.8	.3	1.5

Net cash used by operating activities	(6.4)	(3.9)	(25.5)	(10.6)
Investing activities cash flows
Capital expenditures	(2.2)	(2.1)	(4.8)	(3.7)
Net disposals of property, plant and equipment	.6	.1	.6	.2

Net cash used by investing activities	(1.6)	(2.0)	(4.2)	(3.5)
Financing activities cash flows
Increase in (repayments of) long-term debt	(.2)	(.2)	14.3	(.4)
Increase in short-term borrowings	11.1	2.3	12.3	6.6
Dividends paid	—	—	(.1)	(.1)

Net cash provided by financing activities	10.9	2.1	26.5	6.1
Effect of exchange rate fluctuations on cash and cash equivalents	(.2)	.6	1.9	.8

Increase (decrease) in cash and cash equivalents	2.7	(3.2)	(1.3)	(7.2)
Cash and cash equivalents at beginning of period	36.8	34.5	40.8	38.5

Cash and cash equivalents at end of period	$39.5	$31.3	$39.5	$31.3

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Basis of Presentation
     In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the notes captioned “Restructuring and Other Costs” necessary to present fairly the company’s financial position, results of operations and cash flows.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The company does not anticipate that the adoption of SFAS 162 will have an effect on the consolidated financial statements.
Restructuring and Other Costs
     The paragraphs that follow discuss certain of the restructuring actions that have been undertaken in recent years and certain other costs that have been incurred. These actions, as well as certain other initiatives, are discussed more fully in the notes to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In the fourth quarter of 2005, the company announced that it planned to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe segment — was initiated in the fourth quarter of 2005 and was continued through 2007. Expense related to these actions totaled $4.0 million, including $.6 million in the first half of 2007. Another action was the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of sales, marketing and administrative functions. Expense related to these actions totaled $2.9 million, including $.6 million in the first two quarters of 2007. In total, the cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $5.3 million and as of the second quarter of 2008 cash payments were substantially complete.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The cost of the restructuring was approximately $8.2 million, all of which relates to severance and other termination benefits. Of this amount, $.7 million was charged to expense in the first half of 2008. The cash cost, all of which relates to termination benefits, was also $8.2 million of which $.7 million was spent in the first two quarters of 2008.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company announced its intention to eliminate most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and outsource a majority of the mold components the facility produces. The cost of this action was approximately $2.0 million of which $.2 million was expensed in the first half of 2008. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.8 million. In another action, the company initiated the restructuring of the administrative workflow and workforce at the segment’s North American headquarters in Madison Heights, Michigan. The cost of this action was primarily recorded in 2006 and included $.2 million of expense in the first half of 2007. In the first quarter of 2008, the company initiated a third action to reduce its cost structure by outsourcing certain operations also at the segment’s North American headquarters in Madison Heights, Michigan. Expense related to this action is expected to be $.1 million all of which was recorded in the first half of 2008. Cash costs are also expected to be $.1 million with the majority being spent in the first half of 2008. In the second quarter of 2008, a fourth action was initiated to sell the segment’s facility in Lewistown, Pennsylvania. The company expects to record a gain of approximately $.8 million on the action with $.2 million of expense being recorded in the second quarter of 2008. Total net cash proceeds are expected to be approximately $2.1 million with cash costs of $.1 million being incurred in the second quarter of 2008.
     In the fourth quarter of 2006, the company initiated a closure of a fluids blending facility located in the United Kingdom at a total cost of $.3 million, of which $.1 million was charged to expense in the first half of 2008. The cash cost is also expected to be approximately $.3 million of which $.1 million was spent in the first half of 2008.
     In the first quarter of 2007, the operating assets of two sales branches of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds were $.5 million in 2007 including $.3 million in the first half of 2007 and the cash costs related to the sales were $.2 million.
     In the second quarter of 2007, the company initiated a program to reduce headcount at its principal North American plastics machinery facility — principally in the injection molding machinery business — by offering supplemental early retirement benefits to eligible employees which resulted in a non-cash charge of $.9 million. The supplemental retirement benefits will be paid by the funded defined benefit pension plan for certain U.S. employees and retirees.
     In the first quarter of 2008, the company initiated a reorganization of the mold technologies segment’s operations in Europe to better align the cost structure with business requirements. The total cost of the restructuring is expected to be approximately $1.0 million, all of which relates to severance and other termination benefits. Of this amount, $.8 million was expensed in the first half of 2008. Cash costs are expected to be $.9 million with $.1 million being spent in the first half of 2008.
     In the first quarter of 2008, the company initiated a reorganization of the injection molding machinery business in North America. The total cost of the restructuring was $.8 million with the majority of the expense related to severance

Notes to Consolidated Condensed Financial Statements
(Unaudited)
and other termination benefits and all the expense being incurred in the first half of 2008. Cash costs amounted to $1.0 million, all of which was spent in the first half of 2008.
     Additional restructuring actions are expected to be implemented later in 2008, including actions that have been initiated since June 30, 2008. Actions taken in recent years have favorably affected the manufacturing margin trends and segment operating profits. Actions taken in 2007 and that are expected to be taken in 2008 are expected to continue to favorably affect manufacturing margins and segment operating profits. In total, the actions initiated in 2005 through 2008 are expected to result in restructuring charges of approximately $33 million and cash costs of approximately $15 million spread from 2006 to 2008. Restructuring expense for the remainder of 2008 is expected to be approximately $.1 million while cash proceeds are expected to be $1.2 million.
     In the second quarter of 2008, Ronald D. Brown informed the board of directors (the Board) of Milacron Inc. that he intends to retire by the end of the year from his positions as Chairman, President and Chief Executive Officer of the company. The Board requested Mr. Brown to continue to serve in his current capacities until a successor has been named and to remain as an employee for a period of time thereafter to assist his successor. The company entered into a Retirement & Transition Agreement with Mr. Brown in order to provide Mr. Brown with certain retirement benefits in connection with his retirement from his positions as President and Chief Executive Officer of Milacron and to ensure that Mr. Brown’s responsibilities in those capacities are successfully transitioned to his successor. Terms of the agreement were provided in the company’s Form 8-K filed on April 18, 2008. Costs associated with Mr. Brown’s retirement are being expensed over his estimated remaining service period and were $2.0 million for the second quarter 2008. Total costs are expected to be $3.9 million and cash costs are expected to be $3.8 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions and other costs that are described above.
Restructuring and Other Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Closure of European metalworking fluids operations	$.1	$.1	$.1	$.1
Consolidation of European injection molding sales offices	—	.1	—	.6
Consolidation of European mold component operations	—	.2	—	.6
Reorganization of Germany injection molding machinery facility	.7	.1	.7	1.1
Reorganization of North America mold component operations	.4	.1	.5	.4
Reorganization of European mold component operations	.6	—	.8	—
Reorganization of U.S. plastics machinery operations	.5	—	.8	—
U.S. plastics machinery headcount reductions	—	.9	—	.9
Sale of MRO sales offices	—	—	—	.2
CEO transition costs	2.0	—	2.0	—

Total restructuring and other costs	$4.3	$1.5	$4.9	$3.9

     The following table presents the components of the restructuring and other costs that are included in the Consolidated Condensed Statements of Operations for the second quarters of 2008 and 2007 and the six month periods ended June 30, 2008 and 2007.
Restructuring and Other Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Accruals for termination benefits and facility exit costs	$1.8	$.3	$2.0	$1.9
Adjustments of assets to realizable values and gains and losses on disposal	—	.1	—	.1
Supplemental retirement benefits	—	.9	—	.9
CEO transition costs	2.0	—	2.0	—
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	—	—	—	—
Inventory and machinery relocation	.1	.1	.1	.2
Severance and facility exit costs	.3	—	.4	.7
Other	.1	.1	.4	.1

Total restructuring and other costs	$4.3	$1.5	$4.9	$3.9

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above and certain other actions is summarized in the following tables.
Restructuring Reserves

	Three Months Ended				Six Months Ended
	June 30, 2008				June 30, 2008
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

Restructuring costs
Termination benefits	$1.6	$1.8	$(1.6)	$1.8	$1.6	$2.2	$(2.0)	$1.8
Facility exit costs	.1	—	—	.1	.3	—	(.2)	.1

Total reserves	$1.7	$1.8	$(1.6)	$1.9	$1.9	$2.2	$(2.2)	$1.9

Restructuring Reserves

	Three Months Ended				Six Months Ended
	June 30, 2007				June 30, 2007
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

Restructuring costs
Termination benefits	$1.7	$.1	$(.5)	$1.3	$3.1	$1.5	$(3.3)	$1.3
Facility exit costs	.3	.2	(.3)	.2	.8	.4	(1.0)	.2

Total reserves	$2.0	$.3	$(.8)	$1.5	$3.9	$1.9	$(4.3)	$1.5

     Approximately $1.3 million of the $1.9 million of reserves related to restructuring actions is expected to be utilized in the second half of 2008. A large portion of the remaining $.6 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years. At June 30, 2008, an additional $2.0 million of reserves were held related to the CEO transition costs, of which $.6 million is expected to be spent in 2008.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the second quarters and first six months of 2008 and 2007. Pension expense for the defined benefit pension plan for certain U.S. employees and retirees (the U.S. Plan) in the second quarter of 2008 and 2007 was $.6 million and $3.6 million, respectively and in the first half of 2008 and 2007 was $1.2 million and $6.4 million, respectively. The expense improvement for the U.S. Plan is primarily due to freezing benefits as of December 31, 2007 offset in part by a lower long-term expected rate of return on plan assets. Pension expense for the second quarter and first half of 2007 included a charge of $.9 million for supplemental retirement benefits on a temporary early retirement program. Employees whose benefits were frozen are now eligible for benefits under the U.S. defined contribution retirement plan and expense for this plan increased $1.3 million in the first half of 2008 to $1.7 million compared to the same period last year.
Pension Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Service cost	$.2	$1.3	$.4	$2.5
Interest cost on projected benefit obligation	8.1	8.5	16.1	17.1
Expected return on plan assets	(8.5)	(8.6)	(17.0)	(17.3)
Supplemental retirement benefits	—	.9	—	.9
Amortization of unrecognized prior service cost	—	.1	—	.2
Amortization of net unrecognized losses	2.0	2.4	4.0	5.1

Total pension expense	$1.8	$4.6	$3.5	$8.5

Postretirement Health Care Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Interest cost on accumulated postretirement benefit obligation	$.1	$.1	$.2	$.2
Amortization of unrecognized gains	(.1)	—	(.2)	(.1)
Amortization of effect of plan amendment	(.7)	(.5)	(1.4)	(1.0)

Total postretirement health care income	$(.7)	$(.4)	$(1.4)	$(.9)

     Required contributions to the funded defined benefit pension plan for certain U.S. employees and retirees in 2008 and beyond are based upon the provisions of the Pension Protection Act of 2006, which became effective on January 1, 2008. Contributions of $9 million have been made through July 2008, with approximately $5 million made in the second quarter. Full year contributions are estimated to be approximately $33 million, with approximately $20 million being due in September.
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
     The sale of 287,500 shares of the company’s Series B Preferred Stock on October 2, 2007, combined with the sale of Series B shares in the prior three year period, resulted in an “ownership change” for U.S. federal income tax purposes. The change in ownership has the effect of limiting the company’s utilization of pre-change net operating loss and tax credit carryforwards in future periods. The amount of the annual limitation is approximately $5.7 million. The allowable limitation will be cumulative for years in which it is not fully utilized. At December 31, 2007 the limitation amounts to approximately $1.4 million of available pre-change net operating losses with no limitations on utilization. The full $5.7 million is available for the year 2008.
     As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances totaled $156 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $3.5 million in the first half of 2008 as a result of losses without current tax benefits. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the second quarter and year to date periods ended June 30, 2008. However, results for the quarter and year to date include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter provision for income taxes of $1.4 million and a provision of $1.8 million for the six month period ended June 30, 2008. For the second quarter of 2007 and the first half of the year, the net benefit for income taxes was $4.9 million and $3.9 million, respectively.
     Pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, the gross amount of unrecognized tax benefits of $20.2 million at December 31, 2007 decreased by $3.0 million during the second quarter compared to an increase in the first quarter of $2.1 million resulting in a net decrease of $.9 million for the six months ended June 30, 2008 (see table below). The tax benefits, if recognized, would have a favorable impact on our tax provision of $.9 million.
Reconciliation of Unrecognized Tax Benefits

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2008	June 30, 2008

Balance at beginning of period	$22.3	$20.2
Increases related to prior year tax positions	—	1.8
Decreases related to prior year tax positions	(.2)	—
Increases related to current tax year positions	.1	.2
Decreases related to current year tax positions	—	—
Decreases related to lapsing of statute of limitations	—	—
Decreases related to settlements with taxing authorities	(2.9)	(2.9)

Balance at end of period	$19.3	$19.3

     The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2003 tax year. Resolution of controversies related to uncertain tax benefits is contingent on reaching satisfactory settlement agreements with the relevant taxing authorities. During the second quarter we resolved certain issues related to positions in a non-U.S. jurisdiction amounting to a decrease of $2.9 million. The resolution did not have a significant impact on our financial position or results of operation.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.
Receivables and Guarantees
     In March 2008, certain of the company’s European subsidiaries entered into a five-year, asset-based revolving credit program made available by Lloyds TSB Bank plc and its affiliates, (see Short-Term Borrowings), that included an accounts receivable factoring facility. Under this facility, the company’s principal operating subsidiary in Germany sold without recourse $13.1 million of customer receivables as of June 30, 2008. In consideration for the sale, the company is holding a demand note receivable from Lloyds upon which the company drew $7.7 million as of June 30, 2008. This facility replaces the subsidiary’s previous factoring agreement which allowed the sale of up to €10.0 million ($15.7 million) of accounts receivable without recourse and which was terminated concurrent with entering into the new facility. At December 31, 2007, the gross amounts of accounts receivable that had been sold under the previous arrangement was $10.6 million.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the repayment of all or a portion of notes payable by its customers to third party lenders. At June 30, 2008 and December 31, 2007, the company’s maximum exposure under these arrangements totaled $4.8 million and $4.7 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $93.0 million at June 30, 2008 and $90.5 million at December 31, 2007. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.
     In the second quarter of 2008, the company recognized the decline in its market capitalization as a possible goodwill impairment indicator and performed an interim test of goodwill for impairment. The company uses probability-weighted cash flows discounted at market interest rates to calculate the fair value of reporting units. The fair value calculations use the reporting units’ most recent financial forecasts and consider other U.S. and global economic factors, including the continued slowdown in the U.S. automotive and housing industries. The company determined that the decline in market capitalization did not result in a significant change in the fair value of any of its reporting units, that the fair value of its reporting units with goodwill exceed their respective carrying amounts, and that goodwill was not impaired. While the company believes the estimates and assumptions used in the fair value calculations are reasonable in the circumstances, various economic factors could cause the results of the testing to vary significantly. The Company will perform its annual goodwill impairment evaluation in the fourth quarter of 2008.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	June 30,	Dec. 31,
(In millions)	2008	2007

Deferred income taxes net of valuation allowances	$13.0	$12.8
Recoverables from excess liability carriers	.2	1.0
Prepaid expenses and other	19.0	21.1

	$32.2	$34.9

Other Noncurrent Assets

	June 30,	Dec. 31,
(In millions)	2008	2007

Deferred income taxes net of valuation allowances	$19.0	$17.4
Intangible assets other than goodwill	1.0	1.2
Other	19.6	17.4

	$39.6	$36.0

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	June 30,	Dec. 31,
(In millions)	2008	2007

Accrued salaries, wages and other compensation	$23.6	$21.0
Taxes payable other than income taxes	7.8	5.2
Accrued and deferred income taxes	13.4	12.8
Accrued insurance and self-insurance reserves	7.8	7.2
Accrued interest	3.4	3.4
Accrued warranty	5.8	5.9
Other accrued expenses	21.8	21.1

	$83.6	$76.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Balance at beginning of period	$6.4	$5.5	$5.9	$5.6
Accruals	.8	.9	1.8	1.8
Payments	(1.3)	(.6)	(2.2)	(1.4)
Warranty expirations	(.1)	(.2)	.1	(.4)
Reserves of divested businesses	—	(.2)	—	(.2)
Foreign currency translation adjustments	—	—	.2	—

Balance at end of period	$5.8	$5.4	$5.8	$5.4

     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	June 30,	Dec. 31,
(In millions)	2008	2007

Accrued pensions and other compensation	$143.1	$147.0
Accrued postretirement health care benefits	1.9	2.1
Self-insurance reserves (a)	14.5	14.9
Accrued and deferred income taxes	6.5	6.3
Reserves related to prior years’ divestitures of discontinued operations	3.2	3.2
Accrued dividends on 6% Series B Convertible Preferred Stock	15.0	12.0
Other	8.5	7.8

	$192.7	$193.3

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $.2 million in 2008 and $1.0 million in 2007. These amounts are included in other current assets in the Consolidated Condensed Balance Sheets.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	June 30,	Dec. 31,
(In millions)	2008	2007

North American asset based credit facility due 2011	$26.9	$24.4
European asset based credit program due 2013	8.7	—
Borrowings under other lines of credit	3.8	2.5

	$39.4	$26.9

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
     At June 30, 2008, $34 million of the North America facility was utilized, including borrowings of $27 million and letters of credit of $7 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at June 30, 2008 was approximately $42 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at June 30, 2008 was 4.3%.
     On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program (the European facility) pursuant to which up to €27 million ($42 million) in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon current asset levels, total borrowing and factoring capacity under the new program is expected to exceed €20 million when fully operational. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. We anticipate that the incremental working capital capacity provided by the new credit program will help us meet U.S. pension funding obligations in 2008.
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
     The new credit program contains customary covenants, including but not limited to an obligation to maintain a fixed charge coverage ratio at a specified level and covenants relating to debt turn and dilution rates with respect to the accounts receivable. The German borrower must maintain a minimum tangible net worth of €20 million. The borrowers were permitted to transfer up to $25 million of the funds initially made available under the credit program to their U.S. affiliates, provided that no termination event has occurred. Any further transfer of any funds to U.S.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
affiliates, regardless of source, is permitted only if, pro forma for such transfer, a headroom of €7 million (including the permanent headroom block) would be maintained under the European facility based on six-month projections for cash flow of Milacron B.V. and its subsidiaries.
     At June 30, 2008, €20 million ($31 million) of the European facility was utilized. Borrowings under the European facility were primarily used to repatriate $20 million to the U.S. Under the terms of the European facility, the company’s additional borrowing and factoring capacity based on the assets included in the borrowing base at June 30, 2008 was $3 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The company expects availability under the European facility to increase as the facility becomes fully operational. The effective interest rate for borrowings under the facility at June 30, 2008 was 6.3%.
     At June 30, 2008, the company had other lines of credit with various banks totaling approximately $20 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $12 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	June 30,	Dec. 31,
(In millions)	2008	2007

11 1/2% Senior Secured Notes due 2011	$222.3	$221.9
European asset based credit program due 2013	14.3	—
Capital lease obligations	10.8	11.2
Other	1.1	.9

	248.5	234.0
Less current maturities	(2.2)	(2.1)

	$246.3	$231.9

     See the “Long-Term Debt” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 for detail information related to guarantees, security interests, and covenants on the 11 1/2% Senior Secured Notes due 2011.
     Based on recent trade prices, the fair value of the 11 1/2% Senior Secured Notes due 2011 was approximately $169 million. The carrying value of the company’s other long-term debt approximates fair value.
     The European facility is five-year program and is more fully described in Short-term Borrowings. The long-term debt portion of the facility is secured by a mortgage on real property in Germany and is due beyond one year from June 30, 2008.
Shareholders’ Equity
     At June 30, 2008 and December 31, 2007, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate, when and if declared, of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying cash dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 although the company is permitted to pay pay-in-kind dividends. In 2006, 2007 and the first half of 2008, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At June 30, 2008 and December 31, 2007, accrued and unpaid dividends totaled $15.0 million and $12.0 million, respectively. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock.
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
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of June 30, 2008, the outstanding Series B Preferred Stock represented approximately 50.4% of the voting power of the company’s outstanding equity securities, and 51.0% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right, voting separately as a class, to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of June 30, 2008, such rights entitled the holders of the Series B Preferred Stock to elect, and the holders of the Series B Preferred Stock have elected 6 of the 11 members of the board of directors.
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
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004. However, the reset of the conversion price had the effect of lowering the historical effective conversion price. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Stock in the second quarter of 2011. In both the first half of 2008 and 2007, $1.5 million of the increase was recorded. The changes in the recorded value of the beneficial conversion feature in 2008 and 2007 were added to the net loss amounts for those years in calculating the applicable loss per common share amounts.
     In 2004, the company issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 shares of its common stock for $.10 per share. The contingent warrants are exercisable because a 2005 consolidated cash flow covenant specified in the Contingent Warrant Agreement was not achieved. As of June 30, 2008, warrants for 70,000 common shares had been exercised. The remaining contingent warrants will be exercisable until March 15, 2011. The contingent warrants were originally valued at $.5 million based on an independent appraisal of their value that was completed in 2004. Of this amount, as of June 30, 2008, $.4 million was included in the carrying value of the common shares issued upon exercise of warrants. The remaining $.1 million carrying value will be included in the value of the shares issued in connection with exercises of additional contingent warrants.
     In addition to the Series B Preferred Stock, at June 30, 2008 and December 31, 2007, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
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
     In the first two quarters of 2008, a total of 78,290 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs and the exercise of contingent warrants. A total of 79,477 restricted shares were cancelled during the first two quarters, of which 58,777 were added to the treasury share balance. The treasury share balance at June 30, 2008 was 76,028 shares.
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
     The company has authorized 10 million serial preference shares with $.01 par value. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had been issued as of June 30, 2008. On June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed

Notes to Consolidated Condensed Financial Statements
(Unaudited)
above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of June 30, 2008, no other serial preference shares have been designated or issued by the company.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Income (Loss)
     Total comprehensive income or (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive income (loss) are as follows:
Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Net loss	$(3.1)	$(.1)	$(10.0)	$(10.9)
Foreign currency translation adjustments	(2.2)	3.1	10.8	4.8
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.7)	(.4)	(1.4)	(.8)
Amortization of net unrecognized losses	2.0	2.4	4.1	5.0
Actuarial loss arising in the period not included in net periodic postretirement benefit costs	—	—	—	(.2)
Change in fair value of foreign currency exchange contracts	(.1)	(.2)	.2	(.2)

Total comprehensive income (loss)	$(4.1)	$4.8	$3.7	$(2.3)

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	June 30,	Dec. 31,
(In millions)	2008	2007

Foreign currency translation adjustments	$17.4	$6.6
Defined benefit plans:
Net unamortized prior service costs	12.7	14.1
Unamortized net losses (a)	(69.1)	(73.2)
Foreign currency exchange contract adjustments	.2	—

	$(38.8)	$(52.5)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million.
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
     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products supplied by the company. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facility is currently expected to be adequate to cover the company’s cash needs under these claims. It is possible that the company’s ultimate liability could substantially exceed its current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were the company to have significant adverse judgments or determine as the

Notes to Consolidated Condensed Financial Statements
(Unaudited)
cases progress that significant additional reserves should be recorded, the company’s future operating results and financial condition, particularly its liquidity, could be adversely affected.
Stock-Based Compensation
     At June 30, 2008, there was a total of $.9 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 1.2 years, including a total of approximately $.5 million in the last two quarters of 2008.
     The total cost charged to expense for share-based compensation was $.4 million in the first half of 2008 and $1.2 million in the comparable period of 2007. These amounts relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations in either 2008 or 2007 because any changes in the related deferred tax assets were fully offset by changes in valuation allowances (see Income Taxes). The weighted-average grant date fair value for all restricted stock and deferred shares in the first half of 2008 was $2.52 per share. The fair value of the shares that vested in the first half of 2008 and 2007 were $.1 and $.2, respectively.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Organization
     The company has four business segments: machinery technologies – North America, machinery technologies – Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results by segment for the second quarters of 2008 and 2007 and for the six month periods ended June 30, 2008 and 2007 are presented in the following tables.
Total Sales by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Plastics technologies
Machinery technologies – North America	$95.3	$91.5	$187.7	$182.6
Machinery technologies – Europe	50.0	40.2	94.0	74.6
Mold technologies	37.8	35.8	75.8	73.7
Eliminations (a)	(2.8)	(2.4)	(5.9)	(5.2)

Total plastics technologies	180.3	165.1	351.6	325.7
Industrial fluids	35.4	32.2	66.9	61.9

Total sales	$215.7	$197.3	$418.5	$387.6

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Plastics technologies
Machinery technologies – North America	$93.5	$91.0	$185.0	$181.3
Machinery technologies – Europe	49.0	38.3	90.8	70.7
Mold technologies	37.8	35.8	75.8	73.7

Total plastics technologies	180.3	165.1	351.6	325.7
Industrial fluids	35.4	32.2	66.9	61.9

Total sales	$215.7	$197.3	$418.5	$387.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Operating profit (loss)
Plastics technologies
Machinery technologies – North America	$8.0	$4.9	$10.8	$6.7
Machinery technologies — Europe	.4	.3	—	(.9)
Mold technologies	1.0	(.8)	1.5	(.5)

Total plastics technologies	9.4	4.4	12.3	5.3
Industrial fluids	4.6	3.2	7.5	6.5
Restructuring and other costs (a)	(4.3)	(1.5)	(4.9)	(3.9)
Corporate expenses	(3.1)	(3.4)	(6.6)	(7.1)
Other unallocated expenses (b)	(.1)	(.1)	(.3)	(.2)

Operating earnings (loss)	6.5	2.6	8.0	.6
Interest expense-net	(8.2)	(7.9)	(16.2)	(15.6)

Loss before income taxes	$(1.7)	$(5.3)	$(8.2)	$(15.0)

(a)	In the second quarter of 2008, $.5 million relates to machinery technologies – North America, $.6 million relates to machinery technologies – Europe, $1.1 million relates to mold technologies, $.1 million relates to industrial fluids and $2.0 million to corporate expenses. In the second quarter of 2007, $.9 million relates to machinery technologies – North America, $.2 million relates to machinery technologies – Europe, $.3 million relates to mold technologies and $.1 million to industrial fluids. For the six months ended June 30, 2008, $.8 million relates to machinery technologies – North America, $.5 million relates to machinery technologies – Europe, and $1.5 million relates to mold technologies, $.1 million relates to industrial fluids and $2.0 million to corporate expenses. For the six months ended June 30, 2007, $.9 million relates to machinery technologies – North America, $1.7 million relates to machinery technologies – Europe, $1.2 million relates to mold technologies and $.1 million to industrial fluids.

(b)	Represents financing costs.
     Consistent with the company’s internal reporting methods, segment operating profit or loss excludes restructuring costs and certain unallocated corporate and financing expenses.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Earnings Per Common Share
     Basic earnings per common share data are based on the weighted-average number of common shares outstanding during the respective periods. The table that follows presents the calculation of loss applicable to common shareholders and earnings per share.
Loss Applicable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per-share amounts)	2008	2007	2008	2007

Loss from continuing operations	$(3.1)	$(.4)	$(10.0)	$(11.1)
Discontinued operations	—	.3	—	.2

Net loss	(3.1)	(.1)	(10.0)	(10.9)
Less preferred dividends	(1.6)	(1.6)	(3.2)	(3.2)
Less beneficial conversion feature related to Series B
Preferred Stock (a)	(.8)	(.8)	(1.5)	(1.5)

Net loss applicable to common shareholders	$(5.5)	$(2.5)	$(14.7)	$(15.6)

Basic and diluted income (loss) per share (b):
Weighted-average common shares outstanding	5.3	4.9	5.2	4.9

Per-share amount:
Continuing operations	$(1.04)	$(.55)	$(2.79)	$(3.21)
Discontinued operations	—	.05	—	.03

Net loss	$(1.04)	$(.50)	$(2.79)	$(3.18)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004.

(b)	In both 2008 and 2007, the 5.7 million common shares into which the 6% Series B Convertible Preferred Stock is convertible are excluded because their inclusion would result in a smaller loss per common share.
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
Consolidating Statement of Operations

	Three Months Ended June 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$123.1	$100.3	$(7.7)	$215.7
Costs of products sold	.5	98.3	76.4	(7.7)	167.5

Manufacturing margins	(.5)	24.8	23.9	—	48.2

Other costs and expenses
Selling and administrative	4.9	13.2	19.8	—	37.9
Restructuring and other costs	2.2	.8	1.3	—	4.3
Other expense (income) – net	.2	(.5)	(.2)	—	(.5)

Total other costs and expenses	7.3	13.5	20.9	—	41.7

Operating earnings (loss)	(7.8)	11.3	3.0	—	6.5
Other non-operating expense (income)
Intercompany management fees	(2.9)	2.9	—	—	—
Intercompany interest	(10.2)	10.7	(.5)	—	—
Equity in (earnings) losses of subsidiaries	.6	(1.5)	—	.9	—
Other intercompany transactions	—	—	—	—	—

Total other non-operating expense (income)	(12.5)	12.1	(.5)	.9	—

Earnings (loss) before interest and income taxes	4.7	(.8)	3.5	(.9)	6.5

Interest income (expense) – net	(7.8)	—	(.4)	—	(8.2)

Earnings (loss) before income taxes	(3.1)	(.8)	3.1	(.9)	(1.7)

Provision (benefit) for income taxes	—	(.4)	1.8	—	1.4

Net earnings (loss)	$(3.1)	$(.4)	$1.3	$(.9)	$(3.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Six Months Ended June 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$242.2	$189.7	$(13.4)	$418.5
Cost of products sold	.8	199.3	145.0	(13.4)	331.7

Manufacturing margins	(.8)	42.9	44.7	—	86.8

Other costs and expenses
Selling and administrative	10.3	25.6	38.0	—	73.9
Restructuring and other costs	2.4	1.0	1.5	—	4.9
Other expense (income) – net	.2	(.8)	.6	—	—

Total other costs and expenses	12.9	25.8	40.1	—	78.8

Operating earnings (loss)	(13.7)	17.1	4.6	—	8.0
Other non-operating expense (income)
Intercompany management fees	(5.8)	5.8	—	—	—
Intercompany interest	(22.4)	23.4	(1.0)	—	—
Equity in (earnings) losses of subsidiaries	8.8	(7.0)	—	(1.8)	—
Other intercompany transactions	—	—	—	—	—

Total other non-operating expense (income)	(19.4)	22.2	(1.0)	(1.8)	—

Earnings (loss) before interest and income taxes	5.7	(5.1)	5.6	1.8	8.0

Interest income (expense) – net	(15.7)	—	(.5)	—	(16.2)

Earnings (loss) before income taxes	(10.0)	(5.1)	5.1	1.8	(8.2)

Provision (benefit) for income taxes	—	(.8)	2.6	—	1.8

Net earnings (loss)	$(10.0)	$(4.3)	$2.5	$1.8	$(10.0)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$120.5	$82.4	$(5.6)	$197.3
Costs of products sold	1.5	98.2	64.5	(5.6)	158.6

Manufacturing margins	(1.5)	22.3	17.9	—	38.7

Other costs and expenses
Selling and administrative	5.9	13.3	15.7	—	34.9
Restructuring costs	—	.9	.6	—	1.5
Other expense (income) – net	—	(.5)	.2	—	(.3)

Total other costs and expenses	5.9	13.7	16.5	—	36.1

Operating earnings (loss)	(7.4)	8.6	1.4	—	2.6
Other non-operating expense (income)
Intercompany management fees	(3.2)	3.2	—	—	—
Intercompany interest	(14.6)	10.4	4.2	—	—
Equity in (earnings) losses of subsidiaries	2.8	.7	—	(3.5)	—
Other intercompany transactions	—	.1	(.1)	—	—

Total other non-operating expense (income)	(15.0)	14.4	4.1	(3.5)	—

Earnings (loss) from continuing operations before interest and income taxes	7.6	(5.8)	(2.7)	3.5	2.6

Interest income (expense) – net	(8.0)	.3	(.2)	—	(7.9)

Earnings (loss) from continuing operations before income taxes	(.4)	(5.5)	(2.9)	3.5	(5.3)

Provision (benefit) for income taxes	—	.2	(5.1)	—	(4.9)

Earnings (loss) from continuing operations	(.4)	(5.7)	2.2	3.5	(.4)

Discontinued operations net of income taxes	.3	—	—	—	.3

Net earnings (loss)	$(.1)	$(5.7)	$2.2	$3.5	$(.1)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Six Months Ended June 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$241.1	$157.7	$(11.2)	$387.6
Cost of products sold	2.1	199.9	122.6	(11.2)	313.4

Manufacturing margins	(2.1)	41.2	35.1	—	74.2

Other costs and expenses
Selling and administrative	12.1	26.8	31.3	—	70.2
Restructuring costs	.3	1.2	2.4	—	3.9
Other expense (income) – net	—	(.9)	.4	—	(.5)

Total other costs and expenses	12.4	27.1	34.1	—	73.6

Operating earnings (loss)	(14.5)	14.1	1.0	—	.6
Other non-operating expense (income)
Intercompany management fees	(6.4)	6.4	—	—	—
Intercompany interest	(28.7)	20.5	8.2	—	—
Equity in (earnings) losses of subsidiaries	15.8	(.2)	—	(15.6)	—
Other intercompany transactions	—	.5	(.5)	—	—

Total other non-operating expense (income)	(19.3)	27.2	7.7	(15.6)	—

Earnings (loss) from continuing operations before interest and income taxes	4.8	(13.1)	(6.7)	15.6	.6

Interest income (expense) – net	(15.9)	.5	(.2)	—	(15.6)

Earnings (loss) from continuing operations before income taxes	(11.1)	(12.6)	(6.9)	15.6	(15.0)

Provision (benefit) for income taxes	—	.4	(4.3)	—	(3.9)

Earnings (loss) from continuing operations	(11.1)	(13.0)	(2.6)	15.6	(11.1)

Discontinued operations net of income taxes	.2	—	—	—	.2

Net earnings (loss)	$(10.9)	$(13.0)	$(2.6)	$15.6	$(10.9)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	June 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$.3	$6.0	$33.2	$—	$39.5
Notes and accounts receivable (excluding intercompany receivables)	.2	59.2	66.6	—	126.0
Inventories	—	110.0	88.8	—	198.8
Other current assets	12.9	6.4	12.9	—	32.2
Intercompany receivables (payables)	(307.6)	187.4	122.5	(2.3)	—

Total current assets	(294.2)	369.0	324.0	(2.3)	396.5

Property, plant and equipment – net	.7	47.7	58.8	—	107.2
Goodwill	—	54.0	39.0	—	93.0
Investment in subsidiaries	232.0	307.5	(15.8)	(523.7)	—
Intercompany advances — net	443.6	(490.1)	46.5	—	—
Other noncurrent assets	5.3	8.2	26.1	—	39.6

Total assets	$387.4	$296.3	$478.6	$(526.0)	$636.3

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$26.9	$—	$12.5	$—	$39.4
Long-term debt and capital lease obligations due within one year	1.3	—	.9	—	2.2
Trade accounts payable	3.4	44.0	46.6	—	94.0
Advance billings and deposits	—	16.7	9.7	—	26.4
Accrued and other current liabilities	34.9	12.4	36.3	—	83.6

Total current liabilities	66.5	73.1	106.0	—	245.6

Long-term accrued liabilities	142.7	2.7	47.3	—	192.7
Long-term debt	226.5	—	19.8	—	246.3

Total liabilities	435.7	75.8	173.1	—	684.6

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred stock	120.7	—	—	—	120.7
Common shares	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	356.6	429.0	82.3	(511.3)	356.6
Contingent warrants	.1	—	—	—	.1
Reinvested earnings (accumulated deficit)	(493.0)	(222.0)	164.7	57.3	(493.0)
Accumulated other comprehensive income (loss)	(38.8)	(11.9)	45.3	(33.4)	(38.8)

Total shareholders’ equity (deficit)	(48.3)	220.5	305.5	(526.0)	(48.3)

Total liabilities and shareholders’ equity (deficit)	$387.4	$296.3	$478.6	$(526.0)	$636.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	December 31, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$.3	$5.8	$34.7	$—	$40.8
Notes and accounts receivable (excluding intercompany receivables)	.2	51.0	63.4	—	114.6
Inventories	—	103.5	76.2	—	179.7
Other current assets	14.8	5.2	14.9	—	34.9
Intercompany receivables (payables)	(324.4)	200.5	126.2	(2.3)	—

Total current assets	(309.1)	366.0	315.4	(2.3)	370.0

Property, plant and equipment – net	.8	50.4	55.2	—	106.4
Goodwill	—	54.1	36.4	—	90.5
Investment in subsidiaries	247.5	224.4	(15.8)	(456.1)	—
Intercompany advances — net	441.3	(468.4)	27.1	—	—
Other noncurrent assets	6.8	8.6	20.6	—	36.0

Total assets	$387.3	$235.1	$438.9	$(458.4)	$602.9

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term borrowings	$24.4	$—	$2.5	$—	$26.9
Long-term debt and capital lease obligations due within one year	1.2	—	.9	—	2.1
Trade accounts payable	6.1	39.8	46.2	—	92.1
Advance billings and deposits	—	15.1	14.3	—	29.4
Accrued and other current liabilities	32.9	10.9	32.8	—	76.6

Total current liabilities	64.6	65.8	96.7	—	227.1

Long-term accrued liabilities	145.4	2.9	45.0	—	193.3
Long-term debt	226.7	—	5.2	—	231.9

Total liabilities	436.7	68.7	146.9	—	652.3

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred Stock	119.2	—	—	—	119.2
Common shares, $.01 par value	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	355.9	429.0	82.3	(511.3)	355.9
Contingent warrants	.2	—	—	—	.2
Reinvested earnings (accumulated deficit)	(478.3)	(276.9)	162.5	114.4	(478.3)
Accumulated other comprehensive income (loss)	(52.5)	(11.1)	34.0	(22.9)	(52.5)

Total shareholders’ equity (deficit)	(49.4)	166.4	292.0	(458.4)	(49.4)

Total liabilities and shareholders’ equity (deficit)	$387.3	$235.1	$438.9	$(458.4)	$602.9

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended June 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(3.1)	$(.4)	$1.3	$(.9)	$(3.1)
Operating activities providing (using) cash
Depreciation and amortization	—	1.9	1.7	—	3.6
Restructuring and other costs	2.0	—	.6	—	2.6
Equity in (earnings) losses of subsidiaries	10.3	(1.5)	—	(8.8)	—
Distributions from equity subsidiaries	—	(9.7)	—	9.7	—
Deferred income taxes	—	—	.1	—	.1
Working capital changes
Notes and accounts receivable	—	1.2	5.5	—	6.7
Inventories	—	(4.9)	(1.7)	—	(6.6)
Other current assets	(1.0)	.7	2.0	—	1.7
Trade accounts payable	(1.3)	7.2	(1.9)	—	4.0
Other current liabilities	(6.1)	(.4)	(3.7)	—	(10.2)
Decrease (increase) in other noncurrent assets	1.4	.2	(2.3)	—	(.7)
Decrease in long-term accrued liabilities	(4.3)	—	(.1)	—	(4.4)
Other — net	.1	(.2)	—	—	(.1)

Net cash provided (used) by operating activities	(2.0)	(5.9)	1.5	—	(6.4)
Investing activities cash flows
Capital expenditures	—	(.9)	(1.3)	—	(2.2)
Net disposal of property, plant and equipment	—	.6	—	—	.6

Net cash used by investing activities	—	(.3)	(1.3)	—	(1.6)
Financing activities cash flows
Repayments of long-term debt	(.1)	—	(.1)	—	(.2)
Increase in short-term borrowings	10.1	—	1.0	—	11.1
Dividends paid	—	—	—	—	—

Net cash provided by financing activities	10.0	—	.9	—	10.9
Intercompany receivables and payables	(.4)	.6	(.2)	—	—
Intercompany advances	(8.2)	7.2	1.0	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(.2)	—	(.2)

Increase (decrease) in cash and cash equivalents	(.6)	1.6	1.7	—	2.7
Cash and cash equivalents at beginning of period	.9	4.4	31.5	—	36.8

Cash and cash equivalents at end of period	$.3	$6.0	$33.2	$—	$39.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(10.0)	$(4.3)	$2.5	$1.8	$(10.0)
Operating activities providing (using) cash
Depreciation and amortization	.1	3.8	3.3	—	7.2
Restructuring and other costs	2.0	.1	.7	—	2.8
Equity in (earnings) losses of subsidiaries	18.5	(6.7)	—	(11.8)	—
Distributions from equity subsidiaries	—	(9.7)	(.3)	10.0	—
Deferred income taxes	—	—	(.1)	—	(.1)
Working capital changes
Notes and accounts receivable	—	(8.2)	.5	—	(7.7)
Inventories	—	(6.5)	(7.1)	—	(13.6)
Other current assets	2.0	(1.2)	3.6	—	4.4
Trade accounts payable	(2.9)	4.3	(2.3)	—	(.9)
Other current liabilities	1.2	2.2	(6.9)	—	(3.5)
Decrease (increase) in other noncurrent assets	1.6	.6	(2.5)	—	(.3)
Decrease in long-term accrued liabilities	(3.7)	(.2)	(.2)	—	(4.1)
Other — net	.4	(.1)	—	—	.3

Net cash provided (used) by operating activities	9.2	(25.9)	(8.8)	—	(25.5)
Investing activities cash flows
Capital expenditures	—	(1.6)	(3.2)	—	(4.8)
Net disposal of property, plant and equipment	—	.6	—	—	.6

Net cash used by investing activities	—	(1.0)	(3.2)	—	(4.2)
Financing activities cash flows
Issue (repayments) of long-term debt	(.2)	—	14.5	—	14.3
Increase in short-term borrowings	2.5	—	9.8	—	12.3
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided by financing activities	2.2	—	24.3	—	26.5
Intercompany receivables and payables	(16.9)	15.8	1.1	—	—
Intercompany advances	5.5	11.3	(16.8)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1.9	—	1.9

Increase (decrease) in cash and cash equivalents	—	.2	(1.5)	—	(1.3)
Cash and cash equivalents at beginning of period	.3	5.8	34.7	—	40.8

Cash and cash equivalents at end of period	$.3	$6.0	$33.2	$—	$39.5

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
Operating Results
     In the second quarter of 2008, we more than doubled our operating earnings to $6.5 million compared to $2.6 million in the second quarter of last year on sales of $216 million which rose 9% including foreign currency translation effects. Thanks to aggressive restructuring and cost cutting actions, manufacturing margins increased to 22.3% from 19.6% in the second quarter last year with most of the improvement coming from our North American plastics machinery and mold technologies businesses. We had a net loss for the quarter of $3.1 million, or $1.04 per share, compared to a net loss of $.1 million, or $.50 per share, for the same period last year. The net loss in 2008 included $4.3 million of restructuring and $2.0 million of other non-recurring charges while the loss a year-ago included $1.5 million of restructuring charges as well as a $4.9 million tax benefit.
In the second quarter 2008, we used $6.4 million of cash in our operations compared to $3.9 million a year ago. The increase in usage for the second quarter 2008 over 2007 was due to a $4.6 million contribution to pension plan assets. Usage of cash in the second quarters of 2008 and 2007 include semi-annual interest payments. Cash on hand at the end of the quarter was $40 million, and we had approximately $48 million available for borrowing under our asset-based revolving credit facilities, compared to June 20, 2007 cash on hand of $31 million and borrowing availability of $33 million.
Outlook
     We expect year-over-year improvement in our operating results throughout 2008 despite the ongoing weakness in our North American markets. Our significant cost reduction measures, combined with strategic sourcing initiatives and price increases of our own, are more than offsetting rising energy and material costs. See “Cautionary Statement” below, however, for important factors that could affect our ability to achieve these results.
Presence Outside the U.S.
     In the first half of 2008, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 33%; Asia 11%; Canada and Mexico 9%; and the rest of the world 3%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as our consolidated shareholders’ equity. In the first half of 2008, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2007. As a result, in the first six months of 2008, we experienced favorable currency translation effects on new orders and sales of $21 million and $22 million, respectively, and on earnings of $.6 million.
     Between December 31, 2007 and June 30, 2008, the euro strengthened by approximately 8% against the U.S. dollar and caused the majority of a $11 million favorable foreign currency translation adjustment in accumulated other comprehensive loss. If the euro should weaken against the U.S. dollar in future periods, we could experience a negative effect in translating our non-U.S. sales, orders and earnings when compared to historical results.
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
Goodwill
     In the second quarter of 2008, we considered the decline in its market capitalization as a possible goodwill impairment indicator and performed an interim test of goodwill for impairment. The decline, in part, was due to the May 20, 2008 notification from the NYSE that it would be removing the company’s common stock from listing.
     We use probability-weighted cash flows discounted at market interest rates to calculate the fair value of reporting units. The fair value calculations use our reporting units’ most recent financial forecasts and considers other U.S. and global economic factors, including the continued slowdown in the U.S. automotive and housing industries. We determined that the decline in market capitalization did not result in a significant change in the fair value of any of our reporting units, that the fair value of our reporting units with goodwill exceed their respective carrying amounts and that goodwill was not impaired. While we believe the estimates and assumptions we used are reasonable in the circumstances, various economic factors could cause the results of our testing to vary significantly.
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
     The sale of 287,500 shares of our Series B Preferred Stock on October 2, 2007, combined with the sale of Series B shares in the prior three year period, resulted in an “ownership change” for U.S. federal income tax purposes. The change in ownership has the effect of limiting the company’s utilization of pre-change net operating loss and tax credit carryforwards in future periods. The amount of the annual limitation is expected to be approximately $5.7 million. The allowable limitation will be cumulative for years in which it is not fully utilized. At December 31, 2007 the limitation amounts to approximately $1.4 million of available pre-change net operating losses with no limitations on utilization. The full $5.7 million is available for the year 2008.
     As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances totaled $156 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $3.5 million in the first half of 2008 as a result of losses without current tax benefits. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter and year to date in the amount of $1.4 million and $1.8 million for the six month period ending June 30, 2008 relate primarily to operations in profitable non-U.S. jurisdictions.

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
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2007, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2007, we recorded expense related to this plan of $15.9 million including $2.8 million for supplemental retirements and $1.9 million for curtailment costs and we recorded expense of $5.5 million in the first two quarters of 2007. In the second quarter and first half of 2007, pension expense included $.9 million of the $2.8 million full year supplemental retirement benefits on temporary early retirement programs. For 2008, we currently expect to record expense for this plan of $2.5 million, of which $1.2 million was recorded in the first two quarters. The reduction in second quarter and first half expense is primarily due to the freezing of benefits as of December 31, 2007. Employees whose benefits were frozen are now eligible for benefits under our U.S. defined contribution retirement plan and expense for this plan increased $1.3 million to $1.7 million in the first half of 2008 compared to the same periods last year.
     We are required to make contributions to our defined benefit pension plan for certain U.S. employees and retirees in 2008 of approximately $33 million. We made $9 million of contributions through July 2008 with approximately $5 million made in the second quarter, and we anticipate making a $20 million contribution in September.
New Orders and Sales
     In the second quarter of 2008 consolidated new orders totaled $194 million compared to $202 million in 2007. Consolidated sales were $216 million in 2008 and $197 million in 2007. The decrease in new orders was driven by machinery orders in North America. New machinery orders were also lower in Europe, offset in part by increase in industrial fluids orders and in our North America markets for tooling and supplies. Each of our operating segments realized sales growth over second quarter last year. Favorable foreign currency translation effects for the quarter benefited new orders by $10 million and sales by $12 million.
     In the first six months of 2008, consolidated new orders were $397 million while consolidated sales totaled $419 million. In the comparable period of 2007, new orders and sales were $410 million and $388 million, respectively. New orders for machinery technologies in both Europe and North America declined for the six months, offset in part by $21 million of favorable foreign currency effects. Sales increased $31 million compared to the first six months of last year. Sales growth was realized in each operating segment and included $22 million of favorable foreign currency translation effects compared to last year.
     Export orders from the U.S. were $31 million in the second quarter of 2008 compared to $26 million in 2007. Export sales from the U.S. totaled $26 million in the second quarter of 2008 and $22 million in 2007. For the first six months of 2008, export orders were $54 million and export sales were $43 million. In the comparable period of 2007, export orders totaled $44 million while export sales were $40 million. Sales from all segments to non-U.S. markets, including exports, totaled $120 million in the second quarter of 2008 compared to $100 million in 2007. Non-U.S. sales totaled $221 million in the first six months of 2008 and $190 million in the comparable period of 2007. For the first two quarters of 2008 and 2007, products sold outside the U.S. were approximately 53% and 49% of sales, respectively.
     Our backlog of unfilled orders at June 30, 2008 was $111 million, compared to $129 million at December 31, 2007 and $132 million at June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Margins, Costs and Expenses
     The consolidated manufacturing margin was 22.3% for the second quarter of 2008 compared to 19.6% for the second quarter 2007. Strengthening of the manufacturing margin was driven by our operating efficiencies from restructuring and other cost-cutting initiatives. Margins continue to benefit from global sourcing initiatives and from the full effect of pricing actions taken in 2007. Margins also benefited from lower pension expense in the U.S., partially offset by higher 401K expense. The value of these U.S. retirement expenses included in margin was $1.1 million in the second quarter of 2008 compared to $2.0 million in the second quarter of 2007.
     For the first six months of 2008, the consolidated manufacturing margin was 20.7%, or 1.6% better than in the same period in 2007. Manufacturing margin improved primarily due to operating efficiencies from restructuring and other cost-cutting initiatives, price increases and improved mix of products sold. Margins also benefited from lower retirement costs in the U.S. We expect that further cost reduction measures combined with additional selective price increases and sales growth will result in further improved margins in the third quarter of 2008.
     In the second quarter of 2008, total selling and administrative expense was $37.9 million compared to $34.9 million in the equivalent period of 2007. Selling expense was $30.2 million, or 14.0% of sales, compared to $27.6 million, or 14.0% of sales, in the second quarter 2007. Administrative expense was $7.7 million in the quarter, up $.4 million compared to last year’s second quarter, driven by $.3 million of higher foreign currency effects.
     For the first six months of 2008, total selling and administrative expense was $73.9 million compared to $70.2 million in 2007. As a percentage of sales, selling expense was 13.9% in 2008 and 14.2% in 2007. Selling expense as a percentage of sales improved related to our cost-cutting initiatives. Administrative expense increased by $.9 million to $15.9 million, and the increase included $.6 million of higher foreign currency effects.
     Other expense-net was income of $.5 million in the second quarter of 2008 and income of $.3 million in the comparable period of 2007. For the first six months of 2008 other expense-net was zero and for last year was income of $.5 million. The first six months of 2007 includes income of $.5 million related to equity investment income in non-consolidated entities.
     Interest expense net of interest income was $8.2 million in the second quarter of 2008 and $7.9 million in the second quarter of 2007. In the first six months of 2008, interest expense net of interest income was $16.2 million compared to $15.6 million in the equivalent period of 2007. The increase for both periods was primarily due to higher borrowings, partially offset by lower average rates. Capitalized interest in 2007 was $.2 million in the second quarter and $.3 for the first six months.
Restructuring and Other Costs
     Certain of the restructuring actions undertaken in recent years are discussed in the note to the Consolidated Condensed Financial Statements captioned “Restructuring and Other Costs.” These initiatives include U.S. plastics machinery headcount reductions, the reorganization of our injection molding machine manufacturing facility in Germany, the consolidation of the machinery technologies — Europe segment’s sales offices and the reorganization of the mold technologies segment’s operations in both North America and Europe. In total, these actions resulted in restructuring costs of $2.9 million in the first half of 2008 and $3.9 million in the comparable period of 2007. Cash costs were $3.4 million in 2008 and $5.2 million in 2007.
     In the second quarter of 2008, Ronald D. Brown informed the board of directors (the Board) of Milacron Inc. that he intends to retire by the end of the year from his positions as Chairman, President and Chief Executive Officer of the company. The Board requested Mr. Brown to continue to serve in his current capacities until a successor has been named and to remain as an employee for a period of time thereafter to assist his successor. We entered into a Retirement & Transition Agreement with Mr. Brown in order to provide Mr. Brown with certain retirement benefits in connection with his retirement from his positions as President and Chief Executive Officer of Milacron and to ensure that Mr. Brown’s responsibilities in those capacities are successfully transitioned to his successor. Terms of the agreement were provided in our Form 8-K filed on April 18, 2008. Costs associated with Mr. Brown’s retirement are being expensed over his estimated remaining service period and were $2.0 million in the second quarter 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q. Segment operating earnings and losses as discussed below do not include restructuring costs.
     Machinery technologies — North America — In the second quarter of 2008, the machinery technologies — North America segment had new orders and sales of $83 million and $95 million, respectively. In the comparable period of 2007, new orders totaled $90 million while sales were $92 million. The decline in new orders relates to the ongoing weakness in the North American automotive and construction sectors of the plastics machinery market; however, sales grew $3 million helped by solid gains in India and China. Backlog at June 30, 2008 was $72 million, or $6 million below the same date last year. The segment’s operating profit improved to $8.0 million in the second quarter of 2008 from $4.9 million in 2007. The increased profitability was due principally to cost saving efforts. Pension expense was $.6 million in the second quarter of 2008 compared to $2.5 million last year. Restructuring costs, which are not included in the segment’s operating profit, were $.4 million in the second quarter of 2008 and $.9 million in 2007. The 2007 amount relates entirely to supplemental early retirement benefits offered to certain employees.
     For the first six months of 2008, the machinery technologies — North America segment had new orders of $177 million and sales of $188 million compared to orders of $188 million and sales of $183 million in the comparable period of the prior year. Similar to the most recent quarter, the decline in new orders relates to the ongoing weakness in the North American automotive and construction sectors. Despite this weakness for the first six months, sales have increased, including solid growth in our India and China businesses. The segment’s operating profit was $10.8 million in the six months ended June 30, 2008 compared to $6.7 million in 2007. Profitability improved due to cost savings efforts, and an improved mix of sales. Pension expense, for our defined pension plan for certain U.S. employees and retirees, decreased by $3.8 million compared to the first half of 2007. In the first two quarters of 2008, restructuring costs were $.7 million compared to $.9 million in 2007.
     Machinery technologies — Europe — In the second quarter of 2008, the machinery technologies — Europe segment had new orders of $41 million, a decrease of $4 million from 2007 despite $5 million of additional foreign currency translation effects. The segment’s sales were $50 million in the second quarter of 2008, an increase of $10 million from 2007. Sales increased due to higher shipments of blow molding systems and $7 million of favorable foreign currency translation effects. Principally due to the benefits of our cost efficiency initiatives and to price improvements, but somewhat held back by higher material costs, the segment had operating earnings of $.4 million in the second quarter of 2008 compared to operating earnings of $.3 million in the second quarter of 2007. The segment had restructuring costs, which are not included in the segment’s operating profit, of $.7 million in 2008 compared to $.3 million last year.
     The machinery technologies — Europe segment had new orders of $84 million in the first six months of 2008 compared to $92 million of orders in the same period of 2007. The segment’s sales totaled $94 million in the first six months of 2008 and $75 million in 2007. Favorable foreign currency translation effects benefited new orders by $10 million and sales by $12 million. The segment’s operating results were neutral for the first six months of 2008 compared to a loss of $.9 million in 2007. The full effects of cost efficiency initiatives and price improvements drove the reduction in the segment’s loss. Restructuring costs totaled $.6 million in 2008. In 2007, restructuring costs were $1.7 million. Backlog decreased $6 million compared to December 31, 2007.
     Mold technologies — New orders in the mold technologies segment were $38 million in the second quarter of 2008 compared to $37 million in 2007 and sales were $38 million in the second quarter 2008 compared to $36 million in 2007. While orders and sales both benefited from currency translation effects, new orders and sales continue to to see downward pressure from the softness in the segment’s North American markets, particularly in automotive and related tool-and-die and moldmaking sectors. The segment generated a $1.0 million operating profit in the second quarter of 2008 compared to net operating loss of $.8 million in 2007. Restructuring actions to reduce fixed costs and global sourcing initiatives helped improve the segments earnings. Restructuring expense was $1.1 million in the second quarter 2008 and $.3 million in the second quarter 2007.
     The mold technologies segment had new orders of $76 million in the first six months of 2008 compared to $73 million in the first six months of 2007. Sales in the first half of 2008 were also $76 million compared to $74 million for the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
first half of 2007. Favorable currency translation effects provided an additional $4 million of new orders and sales as measured in U.S. dollars compared to 2007. As was the case in the second quarter, reduced business volume in North America accounted for most of the decreases in orders and sales offset by favorable foreign currency translation effects. The segment had an operating profit of $1.5 million in 2008 compared to an operating loss of $.5 million in 2007. Improved profitability was due to savings on restructuring and cost saving initiatives. Restructuring costs were $1.5 million in 2008 compared to $1.2 million in 2007.
     Industrial fluids — The industrial fluids segment had new orders and sales of $35 million each in the second quarter of 2008 and $32 million each in 2007. In 2008, orders and sales benefited from $3 million of foreign currency translation effects. Volume as measured in gallons- or liters-shipped increased 2% in Europe and decreased 10% North America. The segment’s operating profit increased by $1.4 million to $4.6 million for the second quarter 2008 due to primarily to lower insurance costs. Better pricing and cost reduction initiatives also improved earnings, offset in part by higher raw material costs and by investments in distribution channels.
     For the first six months of 2008, the industrial fluids segment had new orders and sales of $67 million each compared to $62 million each in 2007. The increases were principally due to the full effect of 2006 price increases and $5 million of favorable foreign currency translation effects. Units shipped decreased in North America and Europe, but increased in Asia. The segment’s operating profit increased from $6.5 million in 2007 to $7.5 million in 2008. The improvement in profitability resulted from better pricing, lower insurance costs, and cost reduction initiatives, offset in part by higher raw material costs.
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the second quarter of 2008 was $1.7 million, including restructuring and other costs of $4.3 million compared to a pretax loss of $5.3 million in 2007, including restructuring costs of $1.5 million. For the first six months of 2008, our pretax loss was $8.2 million, which includes restructuring and other costs of $4.9 million. In the comparable period of 2007, our pretax loss was $15.0 million, which includes restructuring costs of $3.9 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgements — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the second quarter of 2008. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a second quarter provision for income taxes of $1.4 million. In the second quarter of 2007, the net benefit for income taxes was $4.9 million.
     For the six months of 2008, the provision for income taxes was $1.8 million compared to a $3.9 million benefit for income taxes in the first six months of 2007.
Loss From Continuing Operations
     In the second quarter of 2008, our loss from continuing operations was $3.1 million, or $1.04 per share. In 2007, the loss from continuing operations was $.4 million, or $.55 per share. For the six month period ended June 30, 2008, the loss from continuing operations was $10.0 million, or $2.79 per share. Our loss for the equivalent period of 2007 was $11.1 million, or $3.21 per share.
Net Loss
     Including restructuring and other costs and discontinued operations, we had a net loss of $3.1 million, or $1.04 per share, in the second quarter of 2008. In the second quarter of 2007, we had a net loss of $.1 million, or $.50 per share. In the first two quarters of 2008, we had a net loss of $10.0 million, or $2.79 per share, compared to a net loss of $10.9 million, or $3.18 per share, in the comparable period of 2007.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At June 30, 2008, we had outstanding forward contracts

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
totaling $3.3 million. At December 31, 2007, forward contracts totaled $5.7 million and at June 30, 2007, we had outstanding forward contracts totaling $9.4 million. The annual potential loss from a hypothetical 10% adverse change in foreign currency rates on our foreign exchange contracts at June 30, 2008, December 31, 2007 and June 30, 2007 would not materially affect our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     At June 30, 2008, we had fixed rate debt of $228 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $60 million. At December 31, 2007, our fixed rate debt totaled $229 million and our floating rate debt totaled $32 million. As a result of these factors, a portion of annual interest expense and financing fees fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     Our European credit facility contains a factoring agreement under which our principal German operating subsidiary sells accounts receivable without recourse. At June 30, 2008, $13.1 million of receivables were sold under the facility. In consideration for the sale, we hold a demand note receivable from Lloyds upon which $7.7 million of funds were drawn as of June 30, 2008. Previously, this subsidiary maintained a factoring agreement with a third party financial institution under which it sold without recourse up to €10.0 million ($15.7 million) of accounts receivable. At December 31, 2007, the gross amounts of accounts receivable that had been sold under the previous factoring agreement totaled $10.6 million.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At June 30, 2008 and December 31, 2007, our maximum exposure under these arrangements totaled $4.8 million and $4.7 million, respectively. Losses related to sales of notes and guarantees have not been material in the past.
Contractual Obligations
     Our contractual obligations for 2008 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2007. Obligations for 2008 and beyond have not changed materially as of June 30, 2008 except as noted below.
     In March 2008, certain of our European affiliates entered into a revolving credit facility and at June 30, 2008 had drawn $23 million against the facility, of which $9 million is classified as short-term borrowings and $14 million is classified as long-term debt.
Liquidity and Sources of Capital
     At June 30, 2008, we had cash and cash equivalents of $39.5 million, a decrease of $1.3 million from December 31, 2007. Most of the cash was held in foreign accounts in support of our operations outside of North America.
     Operating activities used $6 million of cash in the second quarter of 2008 compared to using $4 million of cash in 2007. Increased cash usage in 2008 was due principally to a $4.6 million contribution to pension plan assets. Usage in 2008 also included the semi-annual interest payment on our senior notes and higher inventory levels, which were offset in part by lower accounts receivable and other current assets and by an increase in trade accounts payable. The decrease in accounts receivable was primarily related to the new European credit facility which became fully operational in the second quarter and a further draw on the associated demand note receivable from Lloyds. We will draw funds against this demand note as needed. Cash usage in 2007 was due principally to the semi-annual interest payment, higher levels of accounts receivable, inventory and current assets. These usages were offset in part by higher trade accounts payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     For the six months of 2008, operating activities used $26 million of cash compared to a usage of $11 million in 2007. The use of cash in the first half of 2008 was due principally higher inventory and accounts payable, the contribution to pension plan assets and our semi-annual interest payment. The use of cash in 2007 was primarily related to higher other current assets and inventory and the semi-annual interest payment.
     Investing activities used $2 million of cash in the second quarters of 2008 and 2007. In both years, the usage of cash was due almost entirely to capital expenditures.
     For the first six months of 2008 and 2007, investing activities used $4 million of cash for capital expenditures.
     In the second quarters of 2008 and 2007, financing activities provided $11 million and $2 million of cash, respectively, due principally to increased short-term borrowings.
     For the six months of 2008, financing activities provided $27 million of cash and in the comparable period of 2007, financing activities provided $6 million of cash. In both periods, the cash provided was due principally to increased borrowings, offset in part by repayments of long-term debt and dividends on our 4% Cumulative Preferred Stock.
     Our current ratio was 1.6 at June 30, 2008 and December 31, 2007.
     Total debt was $288 million at June 30, 2008 compared to $261 million at December 31, 2007.
     Total shareholders’ equity was a deficit of $48 million at June 30, 2008, a decrease of $1 million from December 31, 2007. The decrease in the deficit was due principally to the loss incurred in the first half of 2008 and, to a lesser degree, dividends on preferred stock. These effects were offset to some degree by favorable foreign currency translation adjustments due to the increased strength of the euro in relation to the dollar and to other comprehensive income related to postretirement benefit plans.
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
     Based on the assets included in the borrowing base as of June 30, 2008, and taking into account a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $86 million of potential borrowing-based availability under the North America facility, subject to the customary right of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. At June 30, 2008, $34 million of the facility was utilized, including borrowings of $27 million and letters of credit of $7 million. Under the terms of the facility, our additional borrowing capacity based on the assets included in the borrowing base at June 30, 2008 was approximately $42 million after taking into account the minimum availability and existing reserve requirements.
     On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program (the European facility) pursuant to which up to €27 million ($42 million) in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon current asset levels, total borrowing and factoring capacity under the new program is expected to exceed €20 million when fully operational. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. We anticipate that the incremental working capital capacity provided by the new credit program will help us meet U.S. pension funding obligations in 2008.
     The obligations of each borrower under the asset-based loan component of the European facility are guaranteed by each other borrower and by certain other subsidiaries of the company organized in Germany and Holland. Borrowings under the asset-based loan portion of the European facility are secured by the accounts receivable (other

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
     Under the accounts receivable factoring portion of the European facility, the company’s principal German operating subsidiary sells all of its eligible accounts receivable, together with related security and ancillary rights, to Lloyds TSB Commercial Finance Limited. Accounts receivable are sold pursuant to this factoring facility at a customary discount rate. The German subsidiary is required to repurchase a sold receivable in the event that a warranty related to such receivable (which warranties consist primarily of assurances that sold receivables are not subject to defenses of the trade debtors) is breached.
     The European facility contains customary covenants, including but not limited to an obligation to maintain a fixed charge coverage ratio at a specified level and covenants relating to debt turn and dilution rates with respect to the accounts receivable. The German borrower must maintain a minimum tangible net worth of €20 million. The borrowers were permitted to transfer up to $25 million of the funds initially made available under the credit program to their U.S. affiliates, provided that no termination event has occurred. Any further transfer of any funds to U.S. affiliates, regardless of source, is permitted only if, pro forma for such transfer, a headroom of €7 million (including the permanent headroom block) would be maintained under the European facility based on six-month projections for cash flow of Milacron B.V. and its subsidiaries.
     At June 30, 2008, €20 million or $31 million of the European facility was utilized. Borrowings under the facility were primarily used to repatriate $20 million to the U.S. Under the terms of the European facility, we have additional borrowing and factoring capacity based on the assets included in the borrowing base at June 30, 2008 of $3 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. We expect availability under the facility to increase as the facility becomes fully operational. The effective interest rate for borrowings under the facility at June 30, 2008 was 6.3%.
     At June 30, 2008, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $20 million, of which approximately $12 million was available under certain circumstances.
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
Cautionary Statement
     We wish to caution readers about all of the forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. We believe the following important factors, among others, could affect our actual results in 2008 and beyond and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facilities;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based;

•	fluctuations in interest rates which affect the cost of borrowing;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2007 and products introduced and expected to be introduced in 2008;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues;

•	our ability to repatriate cash flows from overseas in a tax efficient manner, if at all; and;

•	fluctuations in market valuations of pension plan assets and/or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s second quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the second quarter of 2008 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
     Various lawsuits arising during the normal course of business are pending against the company and its consolidated subsidiaries. In several such lawsuits, some of which seek substantial dollar amounts, multiple plaintiffs allege personal injury involving products supplied by us. The company is vigorously defending these claims and, based on current information, believes it has recorded appropriate reserves in addition to its excess carrier insurance coverage and indemnity claims against third parties. The projected availability under the company’s asset based credit facilities are currently expected to be adequate to cover the company’s cash needs with respect to these claims. It is possible that our ultimate liability could substantially exceed our current reserves, but the amount of any such excess cannot reasonably be determined at this time. Were we to have significant adverse judgments or determine as the cases progress that significant additional reserves should be recorded, our future operating results and financial condition, particularly our liquidity, could be adversely affected.
Item 1A. Risk Factors
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed listing of the risk factors related to our indebtedness and liquidity and to our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and re-acquisitions for the quarter ended June 30, 2008.

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Shares (or	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	Units)	per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs (1)	or Programs (1)
April 1– April 30, 2008	—	—	—	—
May 1– May 31, 2008	20,700 (2)	9.72	—	—
June 1 – June 30, 2008	—	—	—	—
Total	20,700	9.72	—	—

(1)	As of June 30, 2008 there were no publicly announced plans or programs to repurchase stock.

(2)	Represents restricted shares forfeited by the grantee due to termination of employment
Item 3. Defaults Upon Senior Securities
Dividends on our Series B Preferred Stock are accrued and in arrears. See the second paragraph of the “Shareholders’ Equity” note to the Consolidated Condensed Financial Statements which is incorporated by reference herein.

PART II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders of Milacron Inc. was held May 8, 2008

(b)	The director nominees were elected

(c)	The shareholders voted on the following matters:

Proposal and Vote Tabulation

	Votes For	Votes Against	Abstain	Non-Votes

Approval of the appointment of independent auditors Ernst & Young LLP	9,481,401	45,290	20,149	—

Election of Directors

	Votes For	Votes Withheld

Director
Larry D. Yost	9,439,323	107,517
In addition, the holders of the 6% Series B Convertible Preferred Stock, voting separately as a class, elected the following directors: John P. Bolduc, John B. Caple, Jason T. Eglit, Tiffany F. Kosch, Matthew S. Sanford and Lewis J. Schoenwetter with each individual receiving 4,742,857 Votes For and 0 Votes Withheld.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     These exhibits are either incorporated by reference into this report or filed with this report as indicated below on the Index to Exhibits.

Exhibit (10)	— Material Contracts

Exhibit (31)	— Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	— Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Inc.
Date: August 7, 2008	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President — Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.	Page
10.	Material Contracts:
10.1	Form of Indemnification Agreement with directors and R. D. Brown, R. A. Anderson and H. C. O’Donnell - Filed herewith

10.2	Milacron Inc. Director Deferred Compensation Plan, as amended April 1, 2008 - Filed herewith

10.3	Form of Performance Unit Award Agreement - Incorporated by reference to the company’s Form 8-K filed on April 7, 2008

10.4	Supplemental Indenture dated as of December 21, 2007, among Milacron Capital Holdings B.V., Milacron Inc., the other Guarantors and U.S. Bank National Association, as trustee, relating to the 11 1/2% Senior Secured Notes due 2011

- Filed herewith

10.5	Form of Retirement and Transition Agreement for R. D. Brown dated as of April 17, 2008 - Filed herewith
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1.  Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002