Form 10-Q
period 2008-09-30
MILACRON INC
filed 2008-11-06
CIK 716823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
     Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2008: 6,033,257

Milacron Inc. and Subsidiaries
Index

PART I Financial Information
Consolidated Condensed Statements of Operations
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions, except share and per-share amounts)	2008	2007	2008	2007

Sales	$195.0	$203.7	$613.5	$591.3
Cost of products sold	155.9	163.5	487.6	476.9
Cost of products sold related to restructuring	.4	—	.4	—

Total cost of products sold	156.3	163.5	488.0	476.9

Manufacturing margins	38.7	40.2	125.5	114.4
Other costs and expenses
Selling and administrative	31.8	35.1	105.7	105.3
Restructuring and other costs	.7	1.2	5.6	5.1
Change in preferred stock ownership costs	—	.5	—	.5
Other (income) expense — net	(.3)	.4	(.3)	(.1)

Total other costs and expenses	32.2	37.2	111.0	110.8

Operating earnings	6.5	3.0	14.5	3.6
Interest
Income	.2	.2	.6	.6
Expense	(8.6)	(8.2)	(25.2)	(24.2)

Interest — net	(8.4)	(8.0)	(24.6)	(23.6)

Loss from continuing operations before income taxes	(1.9)	(5.0)	(10.1)	(20.0)
Provision (benefit) for income taxes	.7	(.5)	2.5	(4.4)

Loss from continuing operations	(2.6)	(4.5)	(12.6)	(15.6)
Discontinued operations net of income taxes	—	—	—	.2

Net loss	$(2.6)	$(4.5)	$(12.6)	$(15.4)

Net loss applicable to common shareholders	$(4.9)	$(6.8)	$(19.6)	$(22.4)

Income (loss) per common share — basic and diluted
Continuing operations	$(.93)	$(1.36)	$(3.73)	$(4.56)
Discontinued operations	—	—	—	.03

Net loss	$(.93)	$(1.36)	$(3.73)	$(4.53)

Weighted-average common shares outstanding assuming dilution (in thousands)	5,262	5,002	5,248	4,943
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
Milacron Inc. and Subsidiaries
(Unaudited)

	Sept. 30,	Dec. 31,
(In millions, except par value)	2008	2007

Assets
Current assets
Cash and cash equivalents	$32.5	$40.8
Notes and accounts receivable, less allowances of $8.5 in 2008 and $7.8 in 2007	106.4	114.6
Inventories
Raw materials	11.1	8.2
Work-in-process and finished parts	93.4	96.0
Finished products	80.6	75.5

Total inventories	185.1	179.7
Other current assets	32.4	34.9

Total current assets	356.4	370.0
Property, plant and equipment — net	101.9	106.4
Goodwill	90.3	90.5
Other noncurrent assets	37.5	36.0

Total assets	$586.1	$602.9

Liabilities and Shareholders’ Deficit
Current liabilities
Short-term borrowings	$37.8	$26.9
Long-term debt and capital lease obligations due within one year	2.4	2.1
Trade accounts payable	81.1	92.1
Advance billings and deposits	27.6	29.4
Accrued and other current liabilities	85.5	76.6

Total current liabilities	234.4	227.1
Long-term accrued liabilities	168.6	193.3
Long-term debt	245.5	231.9

Total liabilities	648.5	652.3

Commitments and contingencies	—	—

Shareholders’ deficit
4% Cumulative Preferred Stock	6.0	6.0
6% Series B Convertible Preferred Stock, $.01 par value (outstanding: .5 in both 2008 and 2007)	121.5	119.2
Common shares, $.01 par value (outstanding: 5.5 in both 2008 and 2007)	.1	.1
Capital in excess of par value	356.6	355.9
Contingent warrants	.1	.2
Accumulated deficit	(497.9)	(478.3)
Accumulated other comprehensive loss	(48.8)	(52.5)

Total shareholders’ deficit	(62.4)	(49.4)

Total liabilities and shareholders’ deficit	$586.1	$602.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders’ Deficit
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

4% Cumulative Preferred Stock
Balance at beginning and end of period	$6.0	$6.0	$6.0	$6.0
6% Series B Convertible Preferred Stock
Balance at beginning of period	120.7	117.6	119.2	116.1
Beneficial conversion feature	.8	.8	2.3	2.3

Balance at end of period	121.5	118.4	121.5	118.4
Common shares and capital in excess of par value
Balance at beginning of period	356.7	353.6	356.0	351.6
Restricted stock expense	—	.4	.4	1.4
Reissuance of treasury shares	—	—	—	.1
Issuance of previously unissued shares	—	.8	.3	1.7

Balance at end of period	356.7	354.8	356.7	354.8
Contingent warrants
Balance at beginning of period	.1	.5	.2	.5
Exercise of contingent warrants	—	—	(.1)	—

Balance at end of period	.1	.5	.1	.5
Accumulated deficit
Balance at beginning of period	(493.0)	(397.5)	(478.3)	(381.9)
Net loss for the period	(2.6)	(4.5)	(12.6)	(15.4)
Beneficial conversion feature related to 6% Series B Convertible Preferred Stock	(.8)	(.8)	(2.3)	(2.3)
Dividends declared or accrued
4% Cumulative Preferred Stock	—	—	(.2)	(.2)
6% Series B Convertible Preferred Stock	(1.5)	(1.5)	(4.5)	(4.5)

Balance at end of period	(497.9)	(404.3)	(497.9)	(404.3)
Accumulated other comprehensive loss
Balance at beginning of period	(38.8)	(105.0)	(52.5)	(113.6)
Foreign currency translation adjustments	(11.0)	7.9	(.2)	12.7
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.6)	(.4)	(2.0)	(1.2)
Amortization of net unrecognized losses	1.7	2.6	5.8	7.6
Actuarial gain arising in the period not included in net periodic postretirement benefit costs	—	1.6	—	1.4
Foreign currency exchange contract adjustments	(.1)	.3	.1	.1

Balance at end of period	(48.8)	(93.0)	(48.8)	(93.0)

Total shareholders’ deficit	$(62.4)	$(17.6)	$(62.4)	$(17.6)

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
Milacron Inc. and Subsidiaries
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net loss	$(2.6)	$(4.5)	$(12.6)	$(15.4)
Discontinued operations net of income taxes	—	—	—	(.2)
Operating activities providing (using) cash
Depreciation and amortization	3.4	3.9	10.6	12.0
Restructuring and other costs	(.2)	.8	2.6	1.3
Deferred income taxes	(.6)	—	(.7)	(5.8)
Working capital changes
Notes and accounts receivable	15.3	(4.3)	7.6	(4.4)
Inventories	7.7	(7.7)	(5.9)	(10.2)
Other current assets	(1.1)	.8	3.3	(4.6)
Trade accounts payable	(10.3)	8.7	(11.2)	9.0
Other current liabilities	6.8	7.3	3.3	2.9
Decrease in other noncurrent assets	.8	3.0	.5	5.1
Increase (decrease) in long-term accrued liabilities	(22.4)	1.7	(26.5)	7.9
Other-net	—	.9	.3	2.4

Net cash provided (used) by operating activities	(3.2)	10.6	(28.7)	—
Investing activities cash flows
Capital expenditures	(2.1)	(2.3)	(6.9)	(6.0)
Net disposals of property, plant and equipment	.1	—	.7	.2

Net cash used by investing activities	(2.0)	(2.3)	(6.2)	(5.8)
Financing activities cash flows
Issuance (repayments) of long-term debt	.7	(.2)	15.0	(.6)
Increase (decrease) in short-term borrowings	(.7)	(3.3)	11.6	3.3
Dividends paid	—	(.1)	(.1)	(.2)

Net cash provided (used) by financing activities	—	(3.6)	26.5	2.5
Effect of exchange rate fluctuations on cash and cash equivalents	(1.8)	1.5	.1	2.3

Increase (decrease) in cash and cash equivalents	(7.0)	6.2	(8.3)	(1.0)
Cash and cash equivalents at beginning of period	39.5	31.3	40.8	38.5

Cash and cash equivalents at end of period	$32.5	$37.5	$32.5	$37.5

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Basis of Presentation
     In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, which consist only of normal recurring adjustments except for the matters discussed in the notes captioned “Restructuring and Other Costs” and “Change in Preferred Stock Ownership Costs,” necessary to present fairly the company’s financial position, results of operations and cash flows.
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
Recently Issued Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and encourages comparative disclosures. The effects of adopting this standard are not expected to have a material impact on the company’s financial statements. SFAS 161 requires that entities provide enhanced disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In the fourth quarter of 2005, the company announced that it planned to further reduce its cost structure by consolidating certain operations in both North America and Europe. One such action — the reorganization of the European sales offices of the machinery technologies — Europe segment — was initiated in the fourth quarter of 2005 and was continued through 2007. Expense related to these actions totaled $4.0 million, including $.8 million in the first nine months of 2007. Another action was the overall reorganization of European operations of the mold technologies segment, including product line rationalization and the streamlining of sales, marketing and administrative functions. Expense related to these actions totaled $2.9 million, including $.9 million in the first three quarters of 2007. In total, the cash costs related to the sales office and mold base and components reorganizations are expected to be approximately $5.3 million and as of the third quarter of 2008 cash payments were substantially complete.
     In the first quarter of 2006, the company initiated a plan to reduce the cost structure of its injection molding machine manufacturing facility in Malterdingen, Germany. The business has been restructured based on a rationalized global product portfolio, thereby eliminating complexity and reducing the overall cost structure. The cost of the restructuring was approximately $8.2 million, all of which related to severance and other termination benefits. Of this amount, $.7 million was charged to expense in the first nine months of 2008. The cash cost, all of which relates to termination benefits, was also $8.2 million of which $.6 million was spent in the first three quarters of 2008.
     In the second quarter of 2006, the company initiated a plan to reorganize and further downsize its special mold base machining facility in Fulda, Germany at a cost of $1.8 million, of which $.1 million was charged to expense in the first nine months of 2007. The cash cost of the plant reorganization was approximately $1.3 million.
     In the third quarter of 2006, the company initiated a reorganization of the mold technologies segment’s operations in North America. In one action, the company announced its intention to eliminate most of the manufacturing activities at the segment’s facility in Charlevoix, Michigan and outsource a majority of the mold components the facility produces. The cost of this action was approximately $2.0 million of which $.2 million was expensed in the first nine months of 2008. After deducting expected proceeds from sales of assets made surplus by the reorganization, the cash cost is expected to be approximately $.9 million. In another action, the company initiated the restructuring of the administrative workflow and workforce at the segment’s North American headquarters in Madison Heights, Michigan. The cost of this action was primarily recorded in 2006 and included $.2 million of expense in the first nine months of 2007. In the third quarter of 2007, the company initiated the closure of the mold base manufacturing facility in Melrose Park, Illinois and the transfer of its production to other mold technologies locations in North America. Total expense related to the closure amounted to $.6 million, principally for severance and other termination benefits, with $.5 million recorded in the third quarter of 2007. The net cash cost was $.2 million with $.4 million being spent in the third quarter of 2007. In the first quarter of 2008, the company initiated a fourth action to reduce its cost structure by outsourcing certain operations also at the segment’s North American headquarters in Madison Heights, Michigan. Expense related to this action is expected to be $.1 million all of which was recorded in the first three quarters of 2008. Cash costs are also expected to be $.1 million with the majority being spent in the first nine months of 2008. In the second quarter of 2008, a fifth action was initiated to sell the segment’s facility in Lewistown, Pennsylvania. The company expects total costs of the action to be approximately $.8 million with $.6 million of expense being recorded in the second and third quarters of 2008. Total net cash proceeds are expected to be approximately $.3 million with cash costs of $.1 million being incurred in the third quarter of 2008.
     In the fourth quarter of 2006, the company initiated the closure of its fluids blending facility located in the United Kingdom at a total cost of $.7 million, of which $.5 million was charged to expense in the first nine months of 2008. The cash cost is also expected to be approximately $.6 million of which $.4 million was spent in the first three quarters of 2008.
     In the first quarter of 2007, the operating assets of two sales branches of the company’s MRO (maintenance, repair and operating supplies) business were sold which resulted in expense of $.2 million. This business is included in the mold technologies segment. The cash proceeds were $.5 million in the first nine months of 2007 and the cash costs related to the sales were $.2 million.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     In the first quarter of 2008, the company initiated a reorganization of the mold technologies segment’s operations in Europe to better align the cost structure with business requirements. The total cost of the restructuring is expected to be approximately $.8 million, all of which relates to severance and other termination benefits and was expensed in the first nine months of 2008. Cash costs are expected to be $.6 million with $.5 million being spent in the first three quarters of 2008.
     In the first quarter of 2008, the company initiated a reorganization of the injection molding machinery business in North America. The total cost of the restructuring was $.8 million with the majority of the expense related to severance and other termination benefits with all the expense being incurred in the first nine months of 2008. Cash costs amounted to $.9 million, all of which was spent in the first three quarters of 2008.
     Additional restructuring actions are expected to be implemented later in 2008, including actions that have been initiated since September 30, 2008. Actions taken in 2008 and in recent years have favorably affected the manufacturing margin trends and segment operating profits and are expected to continue to favorably affect manufacturing margins and segment operating profits. In total, the actions initiated in 2005 through 2008 are expected to result in restructuring charges of approximately $37 million and cash costs of approximately $16 million spread from 2006 to 2009. Restructuring expense for the remainder of 2008 is expected to be approximately $3.8 million while cash costs are expected to be $.8 million.
     In the second quarter of 2008, Ronald D. Brown informed the board of directors (the Board) of Milacron Inc. that he intends to retire by the end of the year from his positions as Chairman, President and Chief Executive Officer of the company. The Board requested Mr. Brown to continue to serve in his current capacities until a successor has been named and to remain as an employee for a period of time thereafter to assist his successor. The company entered into a Retirement & Transition Agreement with Mr. Brown in order to provide Mr. Brown with certain retirement benefits in connection with his retirement from his positions as President and Chief Executive Officer of Milacron and to ensure that Mr. Brown’s responsibilities in those capacities are successfully transitioned to his successor. Terms of the agreement were disclosed in the company’s Form 8-K filed on April 18, 2008. Costs associated with Mr. Brown’s retirement are being expensed over his estimated remaining service period and were $.3 million for the third quarter of 2008 and $2.3 million for the nine months ended September 30, 2008. Total costs are expected to be $3.2 million and cash costs are expected to be $3.1 million.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The table that follows summarizes the costs of the various restructuring actions and other costs that are described above.
Restructuring and Other Costs

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

EOC and Reform integration	$—	$.1	$—	$.1
Closure of European metalworking fluids operations	.4	—	.5	.1
Consolidation of European injection molding sales offices	—	.2	—	.8
Consolidation of European mold component operations	—	.3	—	.9
Reorganization of Germany injection molding machinery facility	—	—	.7	1.1
Reorganization of European mold component operations	—	—	.8	—
Downsizing of Germany mold base facility	—	—	—	.1
Reorganization of U.S. Plastics Machinery operations	—	—	.8	—
Reorganization of North America mold component operations	.4	.5	.9	.8
U.S. plastics machinery headcount reductions	—	.1	—	1.0
Sale of MRO sales offices	—	—	—	.2
CEO transitions costs	.3	—	2.3	—

Total restructuring and other costs	$1.1	$1.2	$6.0	$5.1

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table presents the components of the restructuring and other costs that are included in the Consolidated Condensed Statements of Operations for the third quarters of 2008 and 2007 and the nine month periods ended September 30, 2008 and 2007.
Restructuring and Other Costs

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Accruals for termination benefits and facility exit costs	$.4	$.7	$2.4	$2.6
Adjustments of assets to realizable values and gains and losses on disposal	—	—	—	.1
Supplemental retirement benefits	—	—	—	.9
CEO transition costs	.3	—	2.3	—
Other restructuring costs
Costs charged to expense as incurred
Inventory adjustments related to product line discontinuation	.4	—	.4	—
Inventory and machinery relocation	—	.1	.1	.3
Severance and facility exit costs	.4	.3	.8	1.0
Other	—	.2	.4	.3
Reserve reversals	(.4)	(.2)	(.4)	(.2)

	1.1	1.1	6.0	5.0

Costs related to EOC and Reform integration	—	.1	—	.1

Total restructuring and other costs	$1.1	$1.2	$6.0	$5.1

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The status of the reserves for the initiatives discussed above is summarized in the following tables.
Restructuring Reserves

	Three Months Ended				Nine Months Ended
	Sept. 30, 2008				Sept. 30, 2008
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

Restructuring costs
Termination benefits	$1.8	$.2	$(1.3)	$.7	$1.6	$2.5	$(3.4)	$.7
Facility exit costs	.1	—	(.1)	—	.3	—	(.3)	—

Total reserves	$1.9	$.2	$(1.4)	$.7	$1.9	$2.5	$(3.7)	$.7

Restructuring Reserves

	Three Months Ended				Nine Months Ended
	Sept. 30, 2007				Sept. 30, 2007
			Usage				Usage
	Beginning	Addi-	and	Ending	Beginning	Addi-	and	Ending
(In millions)	Balance	tions	Other	Balance	Balance	tions	Other	Balance

Restructuring costs
Termination benefits	$1.3	$.6	$(.5)	$1.4	$3.1	$2.2	$(3.9)	$1.4
Facility exit costs	.2	.1	—	.3	.8	.4	(.9)	.3

Total reserves	$1.5	$.7	$(.5)	$1.7	$3.9	$2.6	$(4.8)	$1.7

     Approximately $.2 million of the $.7 million of reserves related to restructuring actions is expected to be utilized in the fourth quarter of 2008. A large portion of the remaining $.5 million represents supplemental retirement benefits for certain employees in Belgium that will be paid at a rate of approximately $.1 million per year for the next several years. At September 30, 2008, an additional $2.3 million of reserves were held related to the CEO transition costs, of which $.6 million is expected to be spent in 2008.

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
     The $.5 million of third quarter 2007 costs were primarily legal and other consulting costs arising from the transaction. The company recorded $1.4 million of additional pretax transaction-related costs in the fourth quarter of 2007, including $1.1 million for the early vesting of certain shares of restricted stock granted to non-officer employees. The ownership change for income tax purposes limited the company’s ability to utilize pre-change net operating loss carryforwards and the company recorded a $63 million charge to the provision for income taxes in the fourth quarter to record valuation allowances related to deferred tax assets previously covered by tax planning strategies.
Retirement Benefit Plans
     The tables that follow present the components of expense for all defined benefit pension plans and for postretirement health care costs for the third quarters and first nine months of 2008 and 2007. Pension expense for the defined benefit pension plan for certain U.S. employees and retirees (the U.S. Plan) in the third quarter of 2008 and 2007 was $.6 million and $2.9 million, respectively, and in the first nine months of 2008 and 2007 was $1.8 million and $9.2 million, respectively. The expense improvement for the U.S. Plan is primarily due to freezing benefits as of December 31, 2007 offset in part by a lower long-term expected rate of return on plan assets. Pension expense for the first nine months of 2007 included a charge of $.9 million for supplemental retirement benefits on a temporary early retirement program. Employees whose benefits were frozen were moved into the Company’s U.S. defined contribution retirement plan and expense for this plan increased $2.0 million in the first nine months of 2008 to $2.6 million compared to the same period last year. Beginning September 1, 2008, the Company suspended all base, supplemental and matching contributions to the U.S. defined contribution plan.
Pension Expense

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Service cost	$.2	$1.1	$.6	$3.5
Interest cost on projected benefit obligation	8.0	8.3	24.1	25.5
Expected return on plan assets	(8.5)	(8.3)	(25.5)	(25.7)
Supplemental retirement benefits	—	—	—	.9
Amortization of unrecognized prior service cost	.1	.1	.1	.3
Amortization of net unrecognized losses	1.9	2.7	5.9	7.8

Total pension expense	$1.7	$3.9	$5.2	$12.3

Postretirement Health Care Income

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Interest cost on accumulated postretirement benefit obligation	$—	$.1	$.2	$.3
Amortization of unrecognized gains	—	(.1)	(.2)	(.2)
Amortization of effect of plan amendment	(.7)	(.5)	(2.1)	(1.5)

Total postretirement health care income	$(.7)	$(.5)	$(2.1)	$(1.4)

     Required contributions to the funded defined benefit pension plan for certain U.S. employees and retirees in 2008 and beyond are based upon the provisions of the Pension Protection Act of 2006, which became effective on January 1, 2008. Contributions of $31 million have been made in 2008 through October, with $22 million made in the third quarter 2008.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances totaled $156 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $1 million in the first nine months of 2008 as a result of losses without current tax benefits. Due to the lack of positive evidence as required by Statement of Financial Accounting Standards No. 109, the company was unable to record tax benefits with respect to its losses in the U.S. and certain other jurisdictions in the third quarter and year to date periods ended September 30, 2008. However, results for the quarter and year to date include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a third quarter provision for income taxes of $.7 million and a provision of $2.5 million for the nine month period ended September 30, 2008. For the third quarter of 2007 and the first nine months of the year, the net benefit for income taxes was $.5 million and $4.4 million, respectively.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     Pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, the gross amount of unrecognized tax benefits of $20.2 million at December 31, 2007 decreased by $14.1 million during the third quarter of 2008 compared to a decrease in the first half of 2008 of $.9 million resulting in a net decrease of $15.0 million for the nine months ended September 30, 2008 (see table below). The tax benefits, if recognized, would have a favorable impact on our tax provision of $.9 million.
Reconciliation of Unrecognized Tax Benefits

	Three Months Ended	Nine Months Ended
(In millions)	Sept. 30, 2008	Sept. 30, 2008
Balance at beginning of period	$19.3	$20.2
Increases related to prior year tax positions	—	.3
Decreases related to prior year tax positions	(11.1)	(9.6)
Increases related to current tax year positions	—	.2
Decreases related to current year tax positions	—	—
Decreases related to lapsing of statute of limitations	—	—
Decreases related to settlements with taxing authorities	(3.0)	(5.9)

Balance at end of period	$5.2	$5.2

     The company’s tax returns are open under the respective statutes of limitations in most of the jurisdictions in which the company has major operations for periods generally beginning with the 2004 tax year. Resolution of controversies related to uncertain tax benefits is contingent on reaching satisfactory settlement agreements with the relevant taxing authorities. During the third quarter, a partial settlement was reached related to positions in a non-U.S. jurisdiction amounting to a decrease of $3.0 million and a revaluation of remaining issues based on a favorable court decision resulting in an additional decrease of $11.1 million. The resolution did not have a significant impact on our financial position or results of operations.
     Consistent with past practice, interest and penalties are classified as income tax expense as accrued. However, the amounts are immaterial in the periods presented primarily due to net operating loss carryforwards reflected as deferred tax assets.
Receivables
     In March 2008, certain of the company’s European subsidiaries entered into a five-year, asset-based revolving credit program made available by Lloyds TSB Bank plc and its affiliates, (see Short-Term Borrowings), that included an accounts receivable factoring facility. Under this facility, the company’s principal operating subsidiary in Germany sold without recourse $7.4 million of customer receivables as of September 30, 2008. In consideration for the sale, the company is holding a demand note receivable from Lloyds upon which the company drew $1.9 million as of September 30, 2008. This facility replaces the subsidiary’s previous factoring agreement which allowed the sale of up to €10.0 million ($14.6 million) of accounts receivable without recourse and which was terminated concurrent with entering into the new facility. At December 31, 2007, the gross amounts of accounts receivable that had been sold under the previous arrangement was $10.6 million.
     The company also periodically sells with recourse notes receivable arising from customer purchases of plastics processing machinery and, in a limited number of cases, guarantees the payment of all or a portion of notes payable by its customers to third party lenders. At September 30, 2008 and December 31, 2007, the company’s maximum exposure under these arrangements totaled $4.5 million and $4.7 million, respectively. In the event a customer were to fail to repay a note, the company would generally regain title to the machinery for later resale as used equipment. Costs related to sales of notes receivable and guarantees have not been material in the past.
Goodwill and Other Intangible Assets
     The carrying value of goodwill totaled $90.3 million at September 30, 2008 and $90.5 million at December 31, 2007. The company’s other intangible assets, which are included in other noncurrent assets in the Consolidated Condensed Balance Sheets, are not significant.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Assets
     The components of other current assets and other noncurrent assets are shown in the tables that follow.
Other Current Assets

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

Deferred income taxes net of valuation allowances	$12.8	$12.8
Recoverable from excess liability carriers	.2	1.0
Prepaid expenses and other	19.4	21.1

	$32.4	$34.9

Other Noncurrent Assets

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

Deferred income taxes net of valuation allowances	$18.4	$17.4
Deferred financing costs	8.6	7.6
Intangible assets other than goodwill	.9	1.2
Other	9.6	9.8

	$37.5	$36.0

Liabilities
     The components of accrued and other current liabilities are shown in the following table.
Accrued and Other Current Liabilities

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

Accrued salaries, wages and other compensation	$24.3	$21.0
Taxes payable other than income taxes	8.2	5.2
Accrued and deferred income taxes	12.5	12.8
Accrued insurance and self-insurance reserves	7.2	7.2
Accrued interest	9.9	3.4
Accrued warranty	4.8	5.9
Other accrued expenses	18.6	21.1

	$85.5	$76.6

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     The following table summarizes changes in the company’s warranty reserves. These reserves are included in accrued and other current liabilities in the Consolidated Condensed Balance Sheets.
Warranty Reserves

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Balance at beginning of period	$5.8	$5.4	$5.9	$5.6
Accruals	.8	.9	2.6	2.7
Payments	(1.3)	(.7)	(3.5)	(2.1)
Warranty expirations	(.2)	—	(.1)	(.4)
Reserves of divested businesses	—	—	—	(.2)
Foreign currency translation adjustments	(.3)	.1	(.1)	.1

Balance at end of period	$4.8	$5.7	$4.8	$5.7

     The components of long-term accrued liabilities are shown in the following table.
Long-Term Accrued Liabilities

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

Accrued pensions and other compensation	$118.4	$147.0
Accrued postretirement health care benefits	1.8	2.1
Self-insurance reserves (a)	14.4	14.9
Accrued and deferred income taxes	6.2	6.3
Reserves related to prior years’ divestitures of discontinued operations	3.2	3.2
Accrued dividends on 6% Series B Convertible Preferred Stock	16.5	12.0
Other	8.1	7.8

	$168.6	$193.3

(a)	As presented in the above table, self-insurance reserves exclude expected recoveries from excess liability carriers and other third parties of $.2 million in 2008 and $1.0 million in 2007. These amounts are included in other current assets in the Consolidated Condensed Balance Sheets.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Short-Term Borrowings
     The components of short-term borrowings are shown in the table that follows.
Short-Term Borrowings

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

North American asset based credit facility due 2011	$27.4	$24.4
European asset based credit program due 2013	5.7	—
Borrowings under other lines of credit	4.7	2.5

	$37.8	$26.9

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
     At September 30, 2008, $34 million of the North America facility was utilized, including borrowings of $27 million and letters of credit of $7 million. Under the terms of the facility, the company’s additional borrowing capacity based on the assets included in the borrowing base at September 30, 2008 was approximately $29 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The effective interest rate for borrowings under the facility at September 30, 2008 was 5.75%.
     On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program (the European facility) pursuant to which up to €27 million ($39 million) in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon current asset levels, total borrowing and factoring capacity under the new program is expected to exceed €20 million when fully operational. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. The incremental working capital capacity provided by the new credit program helped us meet U.S. pension funding obligations in 2008.
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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
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
     At September 30, 2008, €14 million ($21 million) of the European facility was utilized. Borrowings under the European facility were primarily used to repatriate $20 million to the U.S. in the first half of 2008. Under the terms of the European facility, the company’s additional borrowing and factoring capacity based on the assets included in the borrowing base at September 30, 2008 was $5 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. The company expects availability under the European facility to increase as the facility becomes fully operational. The effective interest rate for borrowings under the facility at September 30, 2008 was 6.9%.
     At September 30, 2008, the company had other lines of credit with various banks totaling approximately $25 million. These credit facilities support the discounting of receivables, letters of credit, guarantees and leases in addition to providing borrowings under varying terms. Approximately $15 million was available to the company under these lines under certain circumstances.
Long-Term Debt
     The components of long-term debt are shown in the following table.
Long-Term Debt

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

11 1/2% Senior Secured Notes due 2011	$222.5	$221.9
European asset based credit program due 2013	13.4	—
Capital lease obligations	10.1	11.2
Other	1.9	.9

	247.9	234.0
Less current maturities	(2.4)	(2.1)

	$245.5	$231.9

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
     The European facility is a five-year program and is more fully described in Short-term Borrowings. The long-term debt portion of the facility is secured by a mortgage on real property in Germany and is due beyond one year from September 30, 2008.
Shareholders’ Equity
     At September 30, 2008 and December 31, 2007, the company had outstanding 500,000 shares of Series B Preferred Stock having a par value of $.01 per share and a liquidation preference of $200 per share. The Series B Preferred Stock has a cash dividend rate, when and if declared, of 6% per year. Dividends may also be paid in additional shares of Series B Preferred Stock at a rate of 8% per year if the company is prohibited by the terms of its certificate of incorporation or its financing agreements from paying dividends in cash. The company is currently precluded from paying cash dividends under the indenture governing its 11 1/2% Senior Secured Notes due 2011 although the company is permitted to pay pay-in-kind dividends. In 2006, 2007 and the first three quarters of 2008, no dividends were declared with respect to the Series B Preferred Stock and consequently, dividends were accrued at the contractual (face) rate of 6% per annum.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
     At September 30, 2008 and December 31, 2007, accrued and unpaid dividends totaled $16.5 million and $12.0 million, respectively. Accrued and unpaid dividends on the Series B Preferred Stock must be paid prior to any dividend or distribution with respect to common stock and at the time of the redemption of any Series B Preferred Stock.
     At September 30, 2008, the 500,000 shares of Series B Preferred Stock were convertible into 5.7 million common shares of the company. As discussed further below, this amount has the potential to increase significantly in the future. To the extent not previously converted to common shares at the option of the holders or to the extent not redeemed, the Series B Preferred Stock must be converted to common shares on June 10, 2011. In the event of the liquidation of the company, the Series B Preferred Stock ranks junior to the company’s 4% Cumulative Preferred Stock. Portions of the Series B Preferred Stock may be redeemed at the company’s option beginning in 2008 at an initial redemption price of $224 per share that decreases to $216 per share by 2010.
     Except as otherwise required by law or by the company’s certificate of incorporation or expressly provided for in the certification of designation governing the Series B Preferred Stock, the holders of record of shares of the Series B Preferred Stock have full voting rights and powers, and are entitled to vote on all matters put to a vote or consent of the company’s shareholders, voting together with the holders of the company’s common stock and its 4% Cumulative Preferred Stock as a single class, with each holder of shares of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted as of the record date for the vote or consent which is being taken. As of September 30, 2008, the outstanding Series B Preferred Stock represented approximately 50.4% of the voting power of the company’s outstanding equity securities, and 51.0% of the company’s fully diluted common stock on an as-converted basis. In addition, holders of Series B Preferred Stock have special voting and approval rights, including the right, voting separately as a class, to elect the number of directors to the company’s board proportionate to the percentage of the company’s fully diluted common stock represented by the Series B Preferred Stock on an as-converted basis, rounded up to the nearest whole number (up to a maximum equal to two-thirds of the total number of directors, less one). As of September 30, 2008, the holders of the Series B Preferred Stock have elected 4 of the 7 members of the board of directors.
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
     At September 30, 2008, the Series B Preferred Stock was convertible into 5.7 million common shares. However, this amount has the potential to increase significantly if the company elects to declare pay-in-kind dividends in the future. The payment of accrued dividends in common shares on the mandatory conversion date of June 10, 2011 would also have the effect of increasing the aggregate percentage ownership interest of the holders of the Series B Preferred Stock.
     The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004. The beneficial conversion feature was initially valued at $15.9 million in 2004. However, the reset of the conversion price had the effect of lowering the historical effective conversion price. This change resulted in an increase in the value of the beneficial conversion feature from $15.9 million to $33.1 million. The original value of the beneficial conversion feature was included in the carrying value of the Series B Preferred Stock in 2004 and applied as a direct increase in accumulated deficit. Based on the provisions of Emerging Issues Task Force Issue 00-27, the $17.2 million increase is being recorded ratably in a similar manner between 2006 and the mandatory conversion date of the Series B Preferred

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Stock in the second quarter of 2011. In both the first three quarters of 2008 and 2007, $2.3 million of the increase was recorded. The changes in the recorded value of the beneficial conversion feature in 2008 and 2007 were added to the net loss amounts for those years in calculating the applicable loss per common share amounts.
     In 2004, the company issued to holders of the Series B Preferred Stock contingent warrants to purchase an aggregate of 100,000 shares of its common stock for $.10 per share. The contingent warrants are exercisable because a 2005 consolidated cash flow covenant specified in the Contingent Warrant Agreement was not achieved. As of September 30, 2008, warrants for 70,000 common shares had been exercised. The remaining contingent warrants will be exercisable until March 15, 2011. The contingent warrants were originally valued at $.5 million based on an independent appraisal of their value that was completed in 2004. Of this amount, as of September 30, 2008, $.4 million was included in the carrying value of the common shares issued upon exercise of warrants. The remaining $.1 million carrying value will be included in the value of the shares issued in connection with exercises of additional contingent warrants.
     In addition to the Series B Preferred Stock, at September 30, 2008 and December 31, 2007, the company had outstanding 6,000 shares (after giving effect to the reverse stock split) of 4% Cumulative Preferred Stock (the 4% Preferred Stock) having a par value of $100 per share. Except as otherwise required by law or the company’s certificate of incorporation, the holders of the 4% Preferred Stock vote together with the holders of shares of the common stock and the holders of Series B Preferred Stock as a single class, with holders of shares of 4% Preferred Stock having 24 votes per share. Holders of the 4% Preferred Stock are entitled to receive quarterly dividends in cash out of the net assets legally available for the payment of dividends at a rate of $40 per year. Dividends are cumulative, and they must be paid prior to the purchase or redemption of any 4% Preferred Stock, any Series B Preferred Stock or any common stock. Dividends must also be paid prior to any distribution in respect of the common stock or the Series B Preferred Stock. In addition, dividends or distributions on common stock may not be made unless “consolidated net current assets,” and “consolidated net tangible assets,” in both cases as defined in the company’s certificate of incorporation, exceed certain amounts per share of 4% Preferred Stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the 4% Preferred Stock are entitled to receive out of the assets available for distribution to shareholders an amount equal to $1,050 per share if the action is voluntary and $1,000 per share if it is not voluntary, in each case in addition to an amount equal to all accrued dividends in arrears at the date of the distribution, before any distributions of assets shall be made to the holders of Series B Preferred Stock or common stock. The holders of the Series B Preferred Stock and the common stock would be entitled to share in any assets then remaining to the exclusion of the holders of 4% Preferred Stock.
     The 4% Preferred stock may be redeemed, under certain conditions, at the company’s election, by resolution of the board of directors, for a redemption price of $1,050 per share plus all accrued and unpaid dividends to the date of redemption. At meetings of shareholders of the company, each shareholder of 4% Preferred Stock is entitled to 24 votes for each share of 4% Preferred Stock held except that in the event that a default in dividends on the 4% Preferred Stock is deemed to have occurred, the holders of the 4% Preferred Stock, voting separately as a class, have the right at each shareholders’ meeting thereafter (at which 35% of the 4% Preferred Stock is represented) to elect one-third of the members of the board of directors to be elected at that meeting. A default in preferred dividends would be deemed to have occurred if at any time dividends accrued or in arrears on the 4% Preferred Stock amounts to $40 per share or more. At September 30, 2008, accrued and unpaid dividends totaled $.1 million.
     In the first three quarters of 2008, a total of 78,290 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs and the exercise of contingent warrants. A total of 79,477 restricted shares were cancelled during the first two quarters, of which 58,777 were added to the treasury share balance. The treasury share balance at September 30, 2008 was 76,028 shares.
     A total of 421,584 previously unissued common shares were issued in connection with incentive compensation and employee benefit programs during the first three quarters of 2007. A total of 113,912 restricted shares were cancelled during this period, of which 2,479 were added to the treasury share balance. After giving effect to the reissuance of 465 treasury shares during the period, the treasury share balance at September 30, 2007 was 4,890 shares.
     The company has authorized 10 million serial preference shares with $.01 par value. In 1999, 300,000 serial preference shares were designated as Series A Participating Cumulative Preferred Shares in connection with the stockholder rights plan discussed below. No serial preference shares had been issued as of September 30, 2008. On

Notes to Consolidated Condensed Financial Statements
(Unaudited)
June 9, 2004, 900,000 serial preference shares were designated as 6.0% Series B Convertible Preferred Stock. As discussed above, 500,000 shares of Series B Preferred Stock were issued on June 10, 2004. As of September 30, 2008, no other serial preference shares have been designated or issued by the company.
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
     The Company was recently notified by two holders of the Series B Preferred Stock of their election to convert their Series B Preferred Stock to common shares and effective October, 24, 2008, a total of 48,000 shares were converted into 548,570 common shares. The conversion has the effect of lowering the outstanding Series B Preferred Stock from 500,000 shares to 452,000 shares which represents 45.5% of the total voting power of the company’s outstanding equity securities and 46.1% of the company’s fully diluted common stock on an as-converted basis. The company will recognize a $.8 million adjustment to the Beneficial Conversion feature, which is more fully discussed above.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Comprehensive Loss
     Total comprehensive income or loss represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings or loss for the period. The components of total comprehensive income (loss) are as follows:
Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Net loss	$(2.6)	$(4.5)	$(12.6)	$(15.4)
Foreign currency translation adjustments	(11.0)	7.9	(.2)	12.7
Postretirement benefit plan adjustments
Amortization of unrecognized prior service cost	(.6)	(.4)	(2.0)	(1.2)
Amortization of net unrecognized losses	1.7	2.6	5.8	7.6
Actuarial gain arising in the period not included in net periodic postretirement benefit costs	—	1.6	—	1.4
Change in fair value of foreign currency exchange contracts	(.1)	.3	.1	.1

Total comprehensive income (loss)	$(12.6)	$7.5	$(8.9)	$5.2

     The components of accumulated other comprehensive loss are shown in the following table.
Accumulated Other Comprehensive Loss

	Sept. 30,	Dec. 31,
(In millions)	2008	2007

Foreign currency translation adjustments	$6.4	$6.6
Defined benefit plans:
Net unamortized prior service costs	12.1	14.1
Unamortized net losses (a)	(67.4)	(73.2)
Foreign currency exchange contract adjustments	.1	—

Accumulated other comprehensive loss	$(48.8)	$(52.5)

(a)	At both dates, the amount presented is net of a U.S. tax benefit of $51.4 million.
Contingencies
     The company is involved in remedial environmental investigations and actions at various locations, including former plant facilities, and offsite disposal sites where the company and other companies have been designated as potentially responsible parties. The company accrues remediation costs, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of a remediation feasibility study. The accruals are adjusted as further information becomes available or circumstances change. Environmental costs have not been material in the past.
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
Stock-Based Compensation
     At September 30, 2008, there was a total of $.5 million of unrecognized compensation cost related to restricted stock and deferred shares. This amount is expected to be recognized over a weighted-average period of 1.1 years, including a total of approximately $.2 million in the fourth quarter of 2008.
     The total cost charged to expense for share-based compensation was $.4 million in the nine month period ended September 30, 2008 and $1.7 million in the comparable period of 2007. These amounts relate almost exclusively to restricted stock and deferred shares. No tax benefits were recognized in the Consolidated Condensed Statements of Operations in either 2008 or 2007 because any changes in the related deferred tax assets were fully offset by changes in valuation allowances (see Income Taxes). The weighted-average grant date fair value for all restricted stock and deferred shares in the first three quarters of 2008 was $2.52 per share. The fair value of the shares that vested in the first three quarters of 2008 and 2007 were $.1 million and $.2 million, respectively.
Organization
     The company has four business segments: machinery technologies — North America, machinery technologies — Europe, mold technologies and industrial fluids. Descriptions of the products and services of these business segments are included in the “Organization” note to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results by segment for the third quarters of 2008 and 2007 and for the nine month periods ended September 30, 2008 and 2007 are presented in the following tables.
Total Sales by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Plastics technologies
Machinery technologies — North America	$92.4	$92.9	$280.1	$275.5
Machinery technologies — Europe	38.0	45.5	132.0	120.1
Mold technologies	34.6	36.9	110.4	110.6
Eliminations (a)	(3.0)	(2.4)	(8.9)	(7.6)

Total plastics technologies	162.0	172.9	513.6	498.6
Industrial fluids	33.0	30.8	99.9	92.7

Total sales	$195.0	$203.7	$613.5	$591.3

(a)	Represents the elimination of sales among plastics technologies segments.
Customer Sales by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Plastics technologies
Machinery technologies — North America	$91.3	$91.8	$276.3	$273.1
Machinery technologies — Europe	36.1	44.2	126.9	114.9
Mold technologies	34.6	36.9	110.4	110.6

Total plastics technologies	162.0	172.9	513.6	498.6
Industrial fluids	33.0	30.8	99.9	92.7

Total sales	$195.0	$203.7	$613.5	$591.3

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Operating Information by Segment

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions)	2008	2007	2008	2007

Operating profit (loss)
Plastics technologies
Machinery technologies — North America	$8.4	$3.8	$19.2	$10.5
Machinery technologies — Europe	(1.9)	.9	(1.9)	—
Mold technologies	.7	(.4)	2.2	(.9)

Total plastics technologies	7.2	4.3	19.5	9.6
Industrial fluids	3.4	3.5	10.9	10.0
Change in preferred stock ownership costs	—	(.5)	—	(.5)
Restructuring costs (a)	(1.1)	(1.2)	(6.0)	(5.1)
Corporate expenses	(2.7)	(3.0)	(9.3)	(10.1)
Other unallocated expenses (b)	(.3)	(.1)	(.6)	(.3)

Operating earnings (loss)	6.5	3.0	14.5	3.6
Interest expense-net	(8.4)	(8.0)	(24.6)	(23.6)

Loss before income taxes	$(1.9)	$(5.0)	$(10.1)	$(20.0)

(a)	In the third quarter of 2008, $.4 million relates to mold technologies, $.4 million relates to industrial fluids, and $.3 million relates to corporate. In the third quarter of 2007, $.1 million relates to machinery technologies — North America, $.2 million relates to machinery technologies — Europe, $.9 million relates to mold technologies. For the nine months ended September 30, 2008, $.8 million relates to machinery technologies - North America, $.5 million relates to machinery technologies — Europe, $1.9 million relates to mold technologies, $.5 million relates to industrial fluids, and $2.3 million relates to corporate. For the nine months ended September 30, 2007, $1.0 million relates to machinery technologies — North America, $1.9 million relates to machinery technologies - Europe, $2.1 million relates to mold technologies, $.1 million to industrial fluids.

(b)	Represents financing costs.
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
Loss Applicable to Common Shareholders

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In millions, except per-share amounts)	2008	2007	2008	2007

Loss from continuing operations	$(2.6)	$(4.5)	$(12.6)	$(15.6)
Discontinued operations	—	—	—	.2

Net loss	(2.6)	(4.5)	(12.6)	(15.4)
Less preferred dividends	(1.5)	(1.5)	(4.7)	(4.7)
Less beneficial conversion feature related to Series B Preferred Stock (a)	(.8)	(.8)	(2.3)	(2.3)

Net loss applicable to common shareholders	$(4.9)	$(6.8)	$(19.6)	$(22.4)

Basic and diluted income (loss) per share (b):
Weighted-average common shares outstanding	5.3	5.0	5.2	4.9

Per-share amount:
Continuing operations	$(.93)	$(1.36)	$(3.73)	$(4.56)
Discontinued operations	—	—	—	.03

Net loss	$(.93)	$(1.36)	$(3.73)	$(4.53)

(a)	Represents a beneficial conversion feature arising from the fact that the holders of the Series B Preferred Stock are able to acquire common shares of the company at an effective conversion price that is less than their fair value on March 12, 2004.

(b)	In both 2008 and 2007, the 5.7 million common shares into which the 6% Series B Convertible Preferred Stock is convertible are excluded because their inclusion would result in a smaller loss per common share.
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
Consolidating Statement of Operations

	Three Months Ended September 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$116.1	$85.3	$(6.4)	$195.0
Cost of products sold	(.3)	95.0	67.6	(6.4)	155.9
Cost of products sold related to restructuring	—	.4	—	—	.4

Total costs of products sold	(.3)	95.4	67.6	(6.4)	156.3

Manufacturing margins	.3	20.7	17.7	—	38.7

Other costs and expenses
Selling and administrative	3.7	10.5	17.6	—	31.8
Restructuring and other costs	.2	.3	.2	—	.7
Other expense (income) — net	.3	(.6)	—	—	(.3)

Total other costs and expenses	4.2	10.2	17.8	—	32.2

Operating earnings (loss)	(3.9)	10.5	(.1)	—	6.5
Other non-operating expense (income)
Intercompany management fees	(2.3)	2.3	—	—	—
Intercompany interest	(8.2)	8.9	(.7)	—	—
Equity in (earnings) losses of subsidiaries	1.3	(4.3)	—	3.0	—
Other intercompany transactions	—	—	—	—	—

Total other non-operating expense (income)	(9.2)	6.9	(.7)	3.0	—

Earnings (loss) before interest and income taxes	5.3	3.6	.6	(3.0)	6.5

Interest income (expense) — net	(7.8)	—	(.6)	—	(8.4)

Earnings (loss) before income taxes	(2.5)	3.6	—	(3.0)	(1.9)

Provision (benefit) for income taxes	—	(.4)	1.1	—	.7

Net earnings (loss)	$(2.5)	$4.0	$(1.1)	$(3.0)	$(2.6)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Nine Months Ended September 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$358.3	$275.0	$(19.8)	$613.5
Cost of products sold	.5	294.3	212.6	(19.8)	487.6
Cost of products sold related to restructuring	—	.4	—	—	.4

Total cost of products sold	.5	294.7	212.6	(19.8)	488.0

Manufacturing margins	(.5)	63.6	62.4	—	125.5

Other costs and expenses
Selling and administrative	14.0	36.1	55.6	—	105.7
Restructuring and other costs	2.6	1.3	1.7	—	5.6
Other expense (income) — net	.5	(1.4)	.6	—	(.3)

Total other costs and expenses	17.1	36.0	57.9	—	111.0

Operating earnings (loss)	(17.6)	27.6	4.5	—	14.5
Other non-operating expense (income)
Intercompany management fees	(8.1)	8.1	—	—	—
Intercompany interest	(30.6)	32.3	(1.7)	—	—
Equity in (earnings) losses of subsidiaries	10.1	(11.3)	—	1.2	—
Other intercompany transactions	—	—	—	—	—

Total other non-operating expense (income)	(28.6)	29.1	(1.7)	1.2	—

Earnings (loss) before interest and income taxes	11.0	(1.5)	6.2	(1.2)	14.5

Interest income (expense) — net	(23.5)	—	(1.1)	—	(24.6)

Earnings (loss) before income taxes	(12.5)	(1.5)	5.1	(1.2)	(10.1)

Provision (benefit) for income taxes	—	(1.2)	3.7	—	2.5

Net earnings (loss)	$(12.5)	$(.3)	$1.4	$(1.2)	$(12.6)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Three Months Ended September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$120.9	$87.3	$(4.5)	$203.7
Cost of products sold	1.0	99.3	67.7	(4.5)	163.5

Manufacturing margins	(1.0)	21.6	19.6	—	40.2

Other costs and expenses
Selling and administrative	5.9	12.7	16.5	—	35.1
Restructuring costs	.2	.7	.3	—	1.2
Change in preferred stock ownership costs	.5	—	—	—	.5
Other expense (income) — net	(.3)	.2	.5	—	.4

Total other costs and expenses	6.3	13.6	17.3	—	37.2

Operating earnings (loss)	(7.3)	8.0	2.3	—	3.0
Other non-operating expense (income)
Intercompany management fees	(3.1)	3.1	—	—	—
Intercompany interest	(14.8)	10.4	4.4	—	—
Equity in (earnings) losses of subsidiaries	7.1	(.8)	—	(6.3)	—
Other intercompany transactions	—	(.2)	.2	—	—

Total other non-operating expense (income)	(10.8)	12.5	4.6	(6.3)	—

Earnings (loss) before interest and income taxes	3.5	(4.5)	(2.3)	6.3	3.0

Interest income (expense) — net	(8.0)	.2	(.2)	—	(8.0)

Earnings (loss) before income taxes	(4.5)	(4.3)	(2.5)	6.3	(5.0)

Provision (benefit) for income taxes	—	.3	(.8)	—	(.5)

Net earnings (loss)	$(4.5)	$(4.6)	$(1.7)	$6.3	$(4.5)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Operations

	Nine Months Ended September 30, 2007
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Sales	$—	$362.0	$245.0	$(15.7)	$591.3
Cost of products sold	3.1	299.2	190.3	(15.7)	476.9

Manufacturing margins	(3.1)	62.8	54.7	—	114.4

Other costs and expenses
Selling and administrative	18.0	39.5	47.8	—	105.3
Restructuring costs	.5	1.9	2.7	—	5.1
Change in preferred stock ownership costs	.5	—	—	—	.5
Other expense (income) — net	(.3)	(.7)	.9	—	(.1)

Total other costs and expenses	18.7	40.7	51.4	—	110.8

Operating earnings (loss)	(21.8)	22.1	3.3	—	3.6
Other non-operating expense (income)
Intercompany management fees	(9.5)	9.5	—	—	—
Intercompany interest	(43.5)	30.9	12.6	—	—
Equity in (earnings) losses of subsidiaries	22.9	(1.0)	—	(21.9)	—
Other intercompany transactions	—	.3	(.3)	—	—

Total other non-operating expense (income)	(30.1)	39.7	12.3	(21.9)	—

Earnings (loss) from continuing operations before interest and income taxes	8.3	(17.6)	(9.0)	21.9	3.6

Interest income (expense) — net	(23.9)	.7	(.4)	—	(23.6)

Earnings (loss) from continuing operations before income taxes	(15.6)	(16.9)	(9.4)	21.9	(20.0)

Provision (benefit) for income taxes	—	.7	(5.1)	—	(4.4)

Earnings (loss) from continuing operations	(15.6)	(17.6)	(4.3)	21.9	(15.6)

Discontinued operations net of income taxes	.2	—	—	—	.2

Net earnings (loss)	$(15.4)	$(17.6)	$(4.3)	$21.9	$(15.4)

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Balance Sheet

	September 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Assets

Current assets
Cash and cash equivalents	$.6	$6.5	$25.4	$—	$32.5
Notes and accounts receivable (excluding intercompany receivables)	.2	51.5	54.7	—	106.4
Inventories	—	101.6	83.5	—	185.1
Other current assets	13.0	5.3	14.1	—	32.4
Intercompany receivables (payables)	(318.4)	198.3	122.4	(2.3)	—

Total current assets	(304.6)	363.2	300.1	(2.3)	356.4

Property, plant and equipment – net	.7	46.8	54.4	—	101.9
Goodwill	—	53.9	36.4	—	90.3
Investment in subsidiaries	219.8	296.9	(15.8)	(500.9)	—
Intercompany advances — net	436.8	(489.0)	52.2	—	—
Other noncurrent assets	5.1	7.7	24.7	—	37.5

Total assets	$357.8	$279.5	$452.0	$(503.2)	$586.1

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Short-term Borrowings	$27.5	$—	$10.3	$—	$37.8
Long-term debt and capital lease obligations due within one year	1.3	—	1.1	—	2.4
Trade accounts payable	4.0	37.9	39.2	—	81.1
Advance billings and deposits	—	16.4	11.2	—	27.6
Accrued and other current liabilities	40.7	10.8	34.0	—	85.5

Total current liabilities	73.5	65.1	95.8	—	234.4

Long-term accrued liabilities	120.4	2.7	45.5	—	168.6
Long-term debt	226.3	—	19.2	—	245.5

Total liabilities	420.2	67.8	160.5	—	648.5

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity (deficit)
4% Cumulative Preferred Stock	6.0	—	—	—	6.0
6% Series B Convertible Preferred stock	121.5	—	—	—	121.5
Common shares	.1	25.4	13.2	(38.6)	.1
Capital in excess of par value	356.6	429.0	82.3	(511.3)	356.6
Contingent warrants	.1	—	—	—	.1
Reinvested earnings (accumulated deficit)	(497.9)	(228.8)	163.1	65.7	(497.9)
Accumulated other comprehensive income (loss)	(48.8)	(13.9)	32.9	(19.0)	(48.8)

Total shareholders’ equity (deficit)	(62.4)	211.7	291.5	(503.2)	(62.4)

Total liabilities and shareholders’ equity (deficit)	$357.8	$279.5	$452.0	$(503.2)	$586.1

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Condensed Consolidating Balance Sheet

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

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Three Months Ended September 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(2.5)	$4.0	$(1.1)	$(3.0)	$(2.6)
Operating activities providing (using) cash
Depreciation and amortization	.1	1.8	1.5	—	3.4
Restructuring and other costs	—	.5	(.7)	—	(.2)
Equity in (earnings) losses of subsidiaries	6.6	(3.8)	—	(2.8)	—
Distributions from equity subsidiaries	—	(5.3)	(.5)	5.8	—
Deferred income taxes	—	—	(.6)	—	(.6)
Working capital changes
Notes and accounts receivable	—	7.6	7.7	—	15.3
Inventories	—	8.2	(.5)	—	7.7
Other current assets	(.3)	1.1	(1.9)	—	(1.1)
Trade accounts payable	.6	(6.1)	(4.8)	—	(10.3)
Other current liabilities	5.6	(1.5)	2.7	—	6.8
Decrease in other noncurrent assets	.2	.3	.3	—	.8
Increase (decrease) in long-term accrued liabilities	(22.7)	—	.3	—	(22.4)
Other — net	—	—	—	—	—

Net cash provided (used) by operating activities	(12.4)	6.8	2.4	—	(3.2)
Investing activities cash flows
Capital expenditures	—	(.9)	(1.2)	—	(2.1)
Net disposal of property, plant and equipment	—	.1	—	—	.1

Net cash used by investing activities	—	(.8)	(1.2)	—	(2.0)
Financing activities cash flows
Issue (repayments) of long-term debt	(.1)	—	.8	—	.7
Increase (decrease) in short-term borrowings	.5	—	(1.2)	—	(.7)
Dividends paid	—	—	—	—	—

Net cash provided (used) by financing activities	.4	—	(.4)	—	—
Intercompany receivables and payables	10.8	(11.8)	1.0	—	—
Intercompany advances	1.5	6.4	(7.9)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	(1.7)	—	(1.8)

Increase (decrease) in cash and cash equivalents	.3	.5	(7.8)	—	(7.0)
Cash and cash equivalents at beginning of period	.3	6.0	33.2	—	39.5

Cash and cash equivalents at end of period	$.6	$6.5	$25.4	$—	$32.5

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2008
		Guarantor	Nonguarantor	Eliminations &
(in millions)	Parent	Subsidiaries	Subsidiaries	Other	Milacron Inc.

Increase (decrease) in cash and cash equivalents
Operating activities cash flows
Net earnings (loss)	$(12.5)	$(.3)	$1.4	$(1.2)	$(12.6)
Operating activities providing (using) cash
Depreciation and amortization	.2	5.6	4.8	—	10.6
Restructuring and other costs	2.0	.6	—	—	2.6
Equity in (earnings) losses of subsidiaries	25.1	(10.5)	—	(14.6)	—
Distributions from equity subsidiaries	—	(15.0)	(.8)	15.8	—
Deferred income taxes	—	—	(.7)	—	(.7)
Working capital changes
Notes and accounts receivable	—	(.6)	8.2	—	7.6
Inventories	—	1.7	(7.6)	—	(5.9)
Other current assets	1.7	(.1)	1.7	—	3.3
Trade accounts payable	(2.3)	(1.8)	(7.1)	—	(11.2)
Other current liabilities	6.8	.7	(4.2)	—	3.3
Decrease (increase) in other noncurrent assets	1.8	.9	(2.2)	—	.5
Increase (decrease) in long-term accrued liabilities	(26.4)	(.2)	.1	—	(26.5)
Other — net	.4	(.1)	—	—	.3

Net cash provided (used) by operating activities	(3.2)	(19.1)	(6.4)	—	(28.7)
Investing activities cash flows
Capital expenditures	—	(2.5)	(4.4)	—	(6.9)
Net disposal of property, plant and equipment	—	.7	—	—	.7

Net cash used by investing activities	—	(1.8)	(4.4)	—	(6.2)
Financing activities cash flows
Issue (repayments) of long-term debt	(.3)	—	15.3	—	15.0
Increase in short-term borrowings	3.0	—	8.6	—	11.6
Dividends paid	(.1)	—	—	—	(.1)

Net cash provided by financing activities	2.6	—	23.9	—	26.5
Intercompany receivables and payables	(6.1)	4.0	2.1	—	—
Intercompany advances	7.0	17.7	(24.7)	—	—
Effect of exchange rate fluctuations on cash and cash equivalents	—	(.1)	.2	—	.1

Increase (decrease) in cash and cash equivalents	.3	.7	(9.3)	—	(8.3)
Cash and cash equivalents at beginning of period	.3	5.8	34.7	—	40.8

Cash and cash equivalents at end of period	$.6	$6.5	$25.4	$—	$32.5

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
Operating Results
     In the third quarter of 2008, we boosted our operating earnings to $6.5 million through aggressive cost reductions compared to an operating profit of $2.6 million in the third quarter of last year. Sales were $195 million in the third quarter 2008, down 4% from a year ago. Manufacturing margins increased to 19.8% from 19.7% reflecting the company’s ongoing focus on cost reduction and efficiencies, despite lower sales volumes and higher material costs. We had a net loss for the quarter of $2.6 million, or $.93 per share, compared to a net loss of $4.5 million, or $1.36 per share, for the same period last year. The net loss in 2008 included $1.1 million of restructuring and other non-recurring charges while the loss a year-ago included $1.7 million of restructuring charges.
     In the third quarter 2008, we generated $18 million cash from our working capital initiatives which helped fund $22 million of U.S. defined pension benefit contributions in the quarter. Operating activities, including the working capital improvements and pension contribution, used $3 million of cash in the quarter compared to providing $11 million of cash a year ago. In 2007, we were not required to make pension contributions. Cash on hand at the end of the quarter was $32 million, and we had approximately $34 million available for borrowing under our asset-based revolving credit facilities.
Outlook
     The uncertainty of the global credit markets and the impact on our customers makes it difficult to have any degree of certainty with respect to our future guidance. In this environment, we will continue to focus on cash conservation and opportunities for further cost reductions. Based upon our current backlog of orders, we expect fourth quarter 2008 sales and operating earnings, except for restructuring charges, to approximate those of the third quarter. We continue to expect year-over-year improvement in our operating results for 2008 despite the ongoing weakness in our North American markets and the recent global credit crisis. See “Cautionary Statement” below, however, for important factors that could affect our ability to achieve these results.
Presence Outside the U.S.
     In the first nine months of 2008, markets outside the U.S. represented the following percentages of our consolidated sales: Europe 31%; Asia 11%; Canada and Mexico 6%; and the rest of the world 6%. As a result of this geographic mix, foreign currency exchange rate fluctuations affect the translation of our sales and earnings, as well as our consolidated shareholders’ equity. During the first nine months of 2008, the weighted-average exchange rate of the euro was stronger in relation to the U.S. dollar than in the comparable period of 2007. As a result, we experienced favorable currency translation effects on new orders and sales of $27 million each, and there was a favorable effect on pretax operating earnings of $.2 million.
     Between December 31, 2007 and September 30, 2008, the U.S. Dollar strengthened by approximately 7% against the Euro which caused the majority of a $11 million unfavorable foreign currency translation adjustment in accumulated other comprehensive loss. If the U.S. dollar should continue to strengthen in future periods, we could experience negative effects in translating our non-U.S. sales, orders and earnings when compared to historical results.
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
     The sale of 287,500 shares of our Series B Preferred Stock on October 2, 2007, combined with the sale of Series B Preferred Stock in the prior three year period, resulted in an “ownership change” for U.S. federal income tax purposes. The change in ownership has the effect of limiting the company’s utilization of pre-change net operating loss and tax credit carryforwards in future periods. The amount of the annual limitation has been calculated to be approximately $5.7 million. The allowable limitation will be cumulative for years in which it is not fully utilized. At December 31, 2007 the limitation amounted to approximately $1.4 million of available pre-change net operating losses with no limitations on utilization. The full $5.7 million is available for the year 2008.
     As of December 31, 2007, U.S. deferred tax assets net of deferred tax liabilities totaled $156 million and U.S. valuation allowances totaled $156 million. U.S. deferred tax assets and valuation allowances were both increased by an additional $1 million in the nine months of 2008 as a result of losses without current tax benefits. As a result, no U.S. tax benefit was recorded with respect to the loss incurred for the quarter. The provision for income taxes for the quarter of $.7 million and $2.5 million for the nine month period ending September 30, 2008 relate primarily to operations in profitable non-U.S. jurisdictions.
Results of Operations
     In an effort to help readers better understand the composition of our operating results, certain of the discussions that follow include references to restructuring costs and other items of income and expense. Those discussions should be read in connection with (i) the unaudited Consolidated Condensed Financial Statements and notes thereto that are included herein and (ii) the audited Consolidated Financial Statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Pension Income and Pension Funding
     As discussed in depth in our Annual Report on Form 10-K for the year ended December 31, 2007, the amount of annual expense recognized for our defined benefit pension plan for certain U.S. employees and retirees is dependent on a number of factors, including its funded status and the rate of return on assets and discount rate assumptions that are used. In 2007, we recorded expense related to this plan of $15.9 million including $2.8 million for supplemental retirements and $1.9 million for curtailment costs and we recorded expense of $12.3 million in the first three quarters of 2007. In the first three quarters of 2007, pension expense included $.9 million of the $2.8 million full year supplemental retirement benefits on temporary early retirement programs. For 2008, we currently expect to record expense for this plan of $2.5 million, of which $1.8 million was recorded in the first three quarters. The reduction in third quarter and first three quarters expense is primarily due to the freezing of benefits as of December 31, 2007. Employees whose benefits were frozen are now eligible for benefits under our U.S. defined contribution retirement plan and expense for this plan increased $2.0 million to $2.6 million in the first three quarters of 2008 compared to the same periods last year. Beginning September 1, 2008, the company suspended all base, supplemental and matching contributions to the U.S. defined contribution plan.
     In the first nine months of 2008, we made $27 million of contributions to our defined benefit pension plan for certain U.S. employees and retirees and, in October 2008, we made our final 2008 required contribution of $4 million. Contributions required in 2009 are expected to be in line with previous disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007.
New Orders and Sales
     In the third quarter of 2008, consolidated new orders totaled $191 million compared to $202 million in the same period in 2007. Consolidated sales were $195 million in 2008 and $204 million in 2007. The decrease in new orders primarily reflects the lower demand for plastics processing equipment in the North American construction industry. New machinery orders were also lower in Europe, offset in part by increase in industrial fluids orders and in our North America markets for tooling and supplies. Favorable foreign currency translation effects for the quarter benefited new orders by $6 million and sales by $5 million.
     In the first nine months of 2008, consolidated new orders were $588 million while consolidated sales totaled $614 million. In the comparable period of 2007, new orders and sales were $612 million and $591 million, respectively. New orders for machinery technologies in both Europe and North America declined for the nine months, offset in part by $27 million of favorable foreign currency effects. Sales increased $22 million compared to the first nine months of last year. Sales growth was driven by our machinery technologies Europe segment and industrial fluids segment and included growth in machinery technologies North America segment. Favorable foreign currency translation effects provided $27 million compared to last year.
     Export orders from the U.S. were $24 million in the third quarter of 2008, up slightly compared to $23 million in 2007. Export sales from the U.S. totaled $26 million in both 2008 and 2007. For the nine months of 2008, export orders were $75 million and export sales were $69 million. In the comparable period of 2007, export orders totaled $68 million while export sales were $67 million. Sales of all segments to non-U.S. markets, including exports, totaled $105 million in the third quarter of 2008 compared to $110 million in 2007. Non-U.S. sales totaled $326 million in the first nine months of 2008 and $300 million in the comparable period of 2007. For the first three quarters of 2008 and 2007, products sold outside the U.S. were approximately 53% and 51% of sales, respectively.
     Our backlog of unfilled orders at September 30, 2008 was $103 million, compared to $129 million at December 31, 2007 and $131 million at September 30, 2007.
Margins, Costs and Expenses
     The consolidated manufacturing margin was 19.8% for the third quarter of 2008 compared to 19.7% for the third quarter 2007. The strengthening of the manufacturing margin was accomplished through our ongoing focus on cost reduction and efficiency initiatives, including our global sourcing initiative and changes to the U.S. retirement plans discussed above. U.S. retirement expense savings improved cost of sales by $.9 million compared to the third quarter last year. Benefits from these initiative were offset by lower sales volumes and rising material costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     For the first nine months of 2008, the consolidated manufacturing margin was 20.5%, or 1.2% better than in the same period in 2007. Manufacturing margin improved primarily due to operating efficiencies from restructuring and other cost-cutting initiatives, price increases and improved mix of products sold. We expect that further cost reduction measures combined with additional selective price increases and sales growth will result in further improved margins in the fourth quarter of 2008. Pension expense for our defined pension plan for certain U.S. employees and retirees included in cost of products sold for the nine months ended September of 2008 and 2007 was $1.6 million and $5.8 million, respectively, offset in part by additional expense of $1.8 million related to the U.S. defined contribution plan.
     In the third quarter of 2008, total selling and administrative expense was $31.8 million compared to $35.1 million in the equivalent period of 2007. Selling expense was $25.8 million, or 13.2% of sales, in the third quarter of 2008, compared to $27.8 million, or 13.6% of sales, in the third quarter of 2007. Administrative expense decreased by $1.3 million to $6.0 million in the quarter.
     For the first nine months of 2008, total selling and administrative expense was $105.7 million compared to $105.3 million in the first nine months of 2007. As a percentage of sales, selling expense was 13.7% in the first nine months of 2008 and 14.0% in 2007. Selling expense as a percentage of sales improved related to our cost-cutting initiatives. Administrative expense decreased by $.3 million.
     Other (income) expense-net was income of $.3 million in the third quarter of 2008 and expense $.4 million in the comparable period of 2007. For the first nine months of 2008 and 2007, other (income) expense-net was income of $.3 million and $.1 million, respectively. The first nine months of 2008 includes income of $.2 million related to equity investment income in non-consolidated entities compared to $.6 million in the same period last year.
     Interest expense net of interest income was $8.4 million in the third quarter of 2008 and $8.0 million in the same period of 2007. In the first nine months of 2008, interest expense net of interest income was $24.6 million compared to $23.6 million in the equivalent period of 2007. The increases for the third quarter and the first nine months of 2008 compared to 2007 are primarily due to additional borrowings under our European asset based lending facility.
Restructuring and Other Costs
     Certain of the restructuring and other actions undertaken in recent years are discussed in the note to the Consolidated Condensed Financial Statements captioned “Restructuring and Other Costs.” These initiatives include U.S. plastics machinery headcount reductions, the reorganization of our injection molding machine manufacturing facility in Germany, the consolidation of the machinery technologies — Europe segment’s sales offices and the reorganization of the mold technologies segment’s operations in both North America and Europe. In total, these actions resulted in restructuring costs of $3.7 million in the nine month period ending September 30, 2008 and $5.1 million in the comparable period of 2007. Cash costs were $4.8 million for the first three quarters of 2008 and $5.7 million in the same period in 2007.
     In the second quarter of 2008, Ronald D. Brown informed the board of directors (the Board) of Milacron Inc. that he intends to retire by the end of the year from his positions as Chairman, President and Chief Executive Officer of the company. The Board requested Mr. Brown to continue to serve in his current capacities until a successor has been named and to remain as an employee for a period of time thereafter to assist his successor. We entered into a Retirement & Transition Agreement with Mr. Brown in order to provide Mr. Brown with certain retirement benefits in connection with his retirement from his positions as President and Chief Executive Officer of Milacron and to ensure that Mr. Brown’s responsibilities in those capacities are successfully transitioned to his successor. Terms of the agreement were provided in our Form 8-K filed on April 18, 2008. Costs associated with Mr. Brown’s retirement are being expensed over his estimated remaining service period and were $.3 million in the third quarter 2008 and $2.3 million for the first three quarters of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Results by Segment
     The following sections discuss the operating results of our business segments which are presented in tabular form in Item 1 of Part I of this Form 10-Q. Segment operating earnings and losses as discussed below do not include restructuring costs.
     Machinery technologies — North America — In the third quarter of 2008, the machinery technologies — North America segment had new orders and sales of $82 million and $92 million, respectively. In the comparable period of 2007, new orders totaled $91 million while sales were $93 million. Sales were essentially flat versus the same period last year as depressed U.S. automotive and construction markets dampened sales of injection and extrusion equipment. Sales of blow molding systems improved as did injection machinery sales in Asia. The backlog at September 30, 2008 was $61 million, or $22 million lower than the same date last year. The segment’s operating profit increased to $8.4 million in the third quarter of 2008 from $3.8 million in the third quarter of 2007. Cost reductions and efficiency measures in this segment helped operating earnings improve over the same period last year. Pension expense was $.6 million in the third quarter of 2008 compared to $2.6 million last year.
     For the first nine months of 2008, the machinery technologies — North America segment had new orders of $255 million and sales of $280 million compared to new orders of $279 million and sales of $276 million in the comparable period of the prior year. Similar to the third quarter, the decline in new orders relates to the ongoing weakness in the North American automotive and construction sectors. Despite this weakness for the first nine months, sales have increased, including solid growth in our India and China businesses. The segment’s operating profit was $19.2 million in the nine months ended September 30, 2008 compared to $10.5 million in 2007. Improved profitability was driven by improved pricing and our cost reduction and efficiency initiatives, including retirement cost savings, offset in part by higher material and parts costs. Pension expense for our defined pension plan for certain U.S. employees and retirees decreased by $5.8 million in the first nine months of 2008 compared to 2007. In the first three quarters of 2008, restructuring costs were $.8 million compared to $1.0 million in 2007.
     Machinery technologies — Europe — In the third quarter of 2008, the machinery technologies — Europe segment had new orders of $42 million and sales of $38 million. In the third quarter of 2008, new orders decreased by $2 million and sales decreased by $8 million in relation to 2007. Foreign currency translation effects added approximately $3 million to both new orders and sales for the quarter compared to prior year. Declining demand for injection molding machines in Western Europe accounted for the sharp drop in segment sales. Blow molding machine shipments were flat. New orders picked up towards the end of the quarter ending just under last year’s quarter. Lower sales volume led to a segment operating loss of $1.9 million in the third quarter of 2008 compared to generating operating earnings of $.9 million in the third quarter of 2007. The segment had restructuring costs of $.2 million in the third quarter 2007.
     The machinery technologies — Europe segment had new orders of $122 million in the first nine months of 2008 compared to $138 million of orders in the same period of 2007. The segment’s sales totaled $132 million in the first nine months of 2008 and $120 million in 2007. Favorable foreign currency translation effects benefited new orders and sales by approximately $14 million. The segment had an operating loss of $1.9 million in the first three quarters of 2008 compared to a breakeven operating profitability in the first nine months of 2007. Declining sales volumes drove the operating loss for the first nine months, despite favorable effects of our cost efficiency initiatives. Restructuring costs totaled $.5 million in the first nine months of 2008. In the first nine months of 2007, restructuring costs were $1.9 million. In both years, these costs related principally to the reorganization of the Malterdingen facility in Germany and the consolidation of the segment’s European sales offices.
     Mold technologies — New orders and sales in the mold technologies segment were $35 million in the third quarter of 2008 compared to new orders and sales of $37 million in the same period in 2007. New orders and sales each benefited by $1 million from currency translation effects. Continued softness in both the North American and Western European markets, much of it from the automotive sector, lead the sales decline in the third quarter. The segment generated operating earnings of $.7 million for the third quarter of 2008 compared to an operating loss of $.4 million in 2007. Restructuring and other efficiency improvements helped this segment post a modest profit for the quarter. Restructuring expense was $.4 million in the third quarter of 2008 and $.9 million in the third quarter of 2007.
     The mold technologies segment had new orders of $110 million in the first nine months of 2008 compared to $111 million in the first nine months of 2007. Sales in the first nine months of 2008 were also $110 million compared to $111

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
million for the same period of 2007. Favorable currency translation effects added $6 million of new orders and sales as measured in U.S. dollars compared to 2007. The segment had an operating profit of $2.2 million in 2008 compared to an operating loss of $.9 million in 2007. Restructuring costs were $1.9 million in 2008 compared to $2.1 million in 2007.
     Industrial fluids — The industrial fluids segment had new orders and sales of $33 million each in the third quarter of 2008 and $31 million each in 2007. Approximately two thirds of the sales increase was driven by foreign currency translation effects. The segment’s operating profit was down slightly at $3.4 million for the third quarter of 2008 as the timing of material cost increases outpaced pricing and other cost reduction initiatives in the quarter.
     For the first nine months of 2008, the industrial fluids segment had new orders and sales of $100 million each compared to $93 million each in 2007. The segment’s operating profit increased from $10.0 million in 2007 to $10.9 million in 2008. The improvement in profitability resulted from better pricing, lower insurance costs, and cost reduction initiatives, offset in part by higher raw material costs.
Loss From Continuing Operations Before Income Taxes
     Our pretax loss for the third quarter of 2008 was $1.9 million, including restructuring and other costs of $1.1 million compared to a pretax loss of $5.0 million in 2007, including restructuring costs of $1.2 million and change in preferred stock ownership costs of $.5 million. For the first nine months of 2008, our pretax loss was $10.1 million, which includes restructuring costs of $6.0 million. In the comparable period of 2007, our pretax loss was $20.0 million, which includes restructuring costs of $5.1 million and change in preferred stock ownership costs of $.5 million.
Income Taxes
     As was previously discussed (see Significant Accounting Policies and Judgements — Deferred Tax Assets and Valuation Allowances), we were unable to record tax benefits with respect to our losses in the U.S. and certain other jurisdictions in the third quarter of 2008. However, results for the quarter include tax expense related to operations in profitable non-U.S. jurisdictions. This resulted in a third quarter provision for income taxes of $.7 million. In the third quarter of 2007, the net benefit for income taxes was $.5 million.
     For the first nine months of 2008, the provision for income taxes was $2.5 million compared to a $4.4 million benefit for income taxes in the first nine months of 2007.
Loss From Continuing Operations
     In the third quarter of 2008, our loss from continuing operations was $2.6 million, or $.93 per share. In 2007, the loss from continuing operations was $4.5 million, or $1.36 per share. For the nine month period ended September 30, 2008, the loss from continuing operations was $12.6 million, or $3.73 per share. Our loss for the equivalent period of 2007 was $15.6 million, or $4.56 per share.
Net Loss
     Including restructuring and other costs, we had a net loss of $2.6 million, or $.93 per share, in the third quarter of 2008. In the third quarter of 2007, we had a net loss of $4.5 million, or $1.36 per share. In the first three quarters of 2008, we had a net loss of $12.6 million, or $3.73 per share, compared to a net loss of $15.4 million, or $4.53 per share, in the comparable period of 2007.
Market Risk
Foreign Currency Exchange Rate Risk
     We use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to firm or anticipated commitments arising from international transactions. We do not hold or issue derivative instruments for trading purposes. At September 30, 2008, we had outstanding forward contracts totaling $1.2 million. At December 31, 2007, outstanding forward contracts totaled $5.7 million and at September 30, 2007, we had outstanding forward contracts totaling $5.6 million. The annual potential loss from a hypothetical 10% and 25% adverse change in foreign currency rates on our foreign exchange contracts at September 30, 2008, December 31, 2007 and September 30, 2007 would not materially affect our consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Interest Rate Risk
     At September 30, 2008, we had fixed rate debt of $228 million, including $225 million face value of 11 1/2% Senior Secured Notes due 2011 and floating rate debt of $58 million. At December 31, 2007, our fixed rate debt totaled $229 million and our floating rate debt totaled $32 million. As a result of these factors, a portion of annual interest expense and financing fees fluctuates based on changes in short-term borrowing rates. However, the potential annual loss on floating rate debt from a hypothetical 10% increase in interest rates would not be significant at either of the aforementioned dates.
Off-Balance Sheet Arrangements
Sales of Accounts Receivable
     Our European credit facility contains a factoring agreement under which our principal German operating subsidiary sells accounts receivable without recourse. At September 30, 2008, $7.4 million of receivables were sold under the facility. In consideration for the sale, we hold a demand note receivable from Lloyds upon which $1.9 million of funds were drawn as of September 30, 2008. Previously, this subsidiary maintained a factoring agreement with a third party financial institution under which it sold without recourse up to €10.0 million ($14.6 million) of accounts receivable. At December 31, 2007, the gross amounts of accounts receivable that had been sold under the previous factoring agreement totaled $10.6 million.
Sales of Notes and Guarantees
     Certain of our operations sell with recourse notes from customers for the purchase of plastics processing machinery. In certain other cases, we guarantee the repayment of all or a portion of notes payable from our customers to third party lenders. These arrangements are entered into for the purpose of facilitating sales of machinery. In the event a customer fails to repay a note, we generally regain title to the machinery for later resale. At September 30, 2008 and December 31, 2007, our maximum exposure under these arrangements totaled $4.5 million and $4.7 million, respectively. Losses related to sales of notes and guarantees have not been material in the past. Current global economic conditions have not significantly increased our exposure to losses under these arrangements.
Contractual Obligations
     Our contractual obligations for 2008 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2007. Obligations for 2008 and beyond and have not changed materially as of September 30, 2008 except as noted below.
     In March 2008, certain of our European affiliates entered into a revolving credit facility and at September 30, 2008 had drawn $19 million against the facility, of which $6 million is classified as short-term borrowings and $13 million is classified as long-term debt.
Liquidity and Sources of Capital
     At September 30, 2008, we had cash and cash equivalents of $33 million, a decrease of $8 million from December 31, 2007. Approximately 88% of the cash was held in foreign accounts in support of our operations outside of North America. Cash held in the U.S. was approximately $4 million at September 30, 2008.
     In the third quarter of 2008, we generated $18 million of cash by reducing working capital, principally the collection of accounts receivable and reduction of inventory. This cash generation helped fund our operating activities in the third quarter. Operating activities used $3 million of cash in the third quarter of 2008 compared to providing $11 million of cash in the same period in 2007. The usage of cash in 2008 was due principally to $22 million of contributions to pension plan assets and $10 million of payments on accounts payable. In the third quarter of 2007, we improved working capital which provided $5 million of cash within operating activities and included the receipt of $3 million in litigation reserve receivables.
     For the nine months of 2008, operating activities used $29 million of cash compared to being cash neutral in the same period in 2007. The use of cash in the first nine months of 2008 was due principally to $27 million of contributions to pension plan assets. Additional usages in 2008 related to our semi-annual interest payment, higher inventory levels

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
and payments on accounts payable, offset in part by higher collections of accounts receivable and other working capital improvements.
     Investing activities used $2 million of cash in the third quarter of 2008 and the third quarter of 2007. In both years, the usage of cash was due almost entirely to capital expenditures.
     For the first nine months of both 2008 and 2007, investing activities used $6 million of cash for capital expenditures, net of dispositions.
     In the third quarter of 2008, financing activities were cash neutral as the net usage of cash by operating activities and capital expenditures were funded by cash on-hand at the beginning of the quarter. In the third quarter of 2007, financing activities used $4 million of cash due primarily to the repayment of short-term borrowings.
     For the first nine months of 2008, financing activities provided $27 million of cash and in the comparable period of 2007, financing activities provided $3 million of cash. The cash provided in 2008 was principally due to increased short-term borrowings and long-term debt. The additional borrowings in 2008 were primarily used to fund contributions to the U.S. defined benefit pension plan.
     Our current ratio was 1.5 at September 30, 2008 and 1.6 at December 31, 2007.
     Total debt was $286 million at September 30, 2008 compared to $261 million at December 31, 2007.
     Total shareholders’ equity was a deficit of $62 million at September 30, 2008, compared to a deficit of $49 million at December 31, 2007. The increase to the deficit was due principally to our net loss in the first nine months of 2008 and to dividends on preferred stock, offset in part by favorable adjustments to accumulated other comprehensive income related to postretirement benefit plans.
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
     Based on the assets included in the borrowing base as of September 30, 2008, and taking into account a $10 million over-advance facility, but without giving effect to reserves, outstanding borrowings and issuances of letters of credit (in all cases, as discussed below), we had approximately $75 million of potential borrowing-based availability under the North America facility, subject to the customary right of the administrative agent for the lenders to reduce advance rates, impose or change collateral value limitations, establish reserves and declare certain collateral ineligible from time to time in its reasonable credit judgment, any of which could reduce our borrowing availability at any time. At September 30, 2008, $34 million of the facility was utilized, including borrowings of $27 million and letters of credit of $7 million. Under the terms of the facility, our additional borrowing capacity based on the assets included in the borrowing base at September 30, 2008 was approximately $29 million after taking into account the minimum availability and existing reserve requirements.
     On March 12, 2008, certain European subsidiaries of the company entered into a five-year, asset-based revolving credit program (the European facility) pursuant to which up to €27 million ($39 million) in aggregate financing is made available to such subsidiaries by Lloyds TSB Bank plc and its affiliates. The new credit program consists of two parts: asset-based revolving loan facilities provided to certain subsidiaries of the company organized in Germany, Holland and Belgium and an accounts receivable factoring facility involving the company’s principal German operating subsidiary. Based upon current asset levels, total borrowing and factoring capacity under the new program is expected to exceed €20 million when fully operational. Proceeds of the credit program may be used solely for working capital purposes of the borrowers and their affiliates. The incremental working capital capacity provided by the new credit program helped us meet U.S. pension funding obligations in 2008.
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
     At September 30, 2008, €14 million or $21 million of the European facility was utilized. Borrowings under the facility were primarily used to repatriate $20 million to the U.S. Under the terms of the European facility, we have additional borrowing and factoring capacity based on the assets included in the borrowing base at September 30, 2008 of $5 million after taking into account then-outstanding letters of credit and the minimum availability and existing reserve requirements. We expect availability under the facility to increase as the facility becomes fully operational. The effective interest rate for borrowings under the facility at September 30, 2008 was 6.9%.
     At September 30, 2008, we had other lines of credit with various U.S. and non-U.S. banks totaling approximately $25 million, of which approximately $15 million was available under certain circumstances.
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
     Before the effect of funding our U.S. defined benefit pension plan, we expect to generate positive cash flow from operating activities during 2008. For the nine months ended September 30, 2008, operating activities used $29 million of cash, including $27 million for contributions to the U.S. defined benefit pension plan. We believe that our current cash position, projected cash flows from operating activities and our current available credit lines, including our asset based revolving credit facilities, will be sufficient to meet our capital expenditure and benefit plan requirements for 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
Cautionary Statement
     We make forward-looking statements in the “Management’s Discussion and Analysis” section and elsewhere. You are cautioned not to place undue reliance on these forward-looking statements. These include all statements that speak about the future or are based on our interpretation of factors that might affect our businesses. The following important factors, factors included in Part II “Item 1A. Risk Factors” of this report and other factors, could affect our actual results and cause them to differ materially from those expressed in any of our forward-looking statements:
•	our ability to comply with financial and other covenants contained in the agreements governing our indebtedness, including our senior secured notes and asset based credit facility;

•	fluctuations in market valuations of pension plan assets and/or changes in interest rates that could result in increased pension expense and reduced shareholders’ equity and require us to make significant cash contributions in the future;

•	our ability to repatriate cash flows from overseas in a tax efficient manner, if it all;

•	global and regional economic conditions, consumer spending, capital spending levels and industrial production, particularly in segments related to the level of automotive production and spending in the plastics and construction industries;

•	production and pricing levels of important raw materials, including plastic resins, which are a key material used by purchasers of our plastics technologies products, as well as steel, oil and chemicals;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	fluctuations in interest rates which affect the cost of borrowing;

•	lower than anticipated levels of our plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues;

•	customer acceptance of new products introduced during 2007 and products introduced and expected to be introduced in 2008 and beyond;

•	any major disruption in production at key customer or supplier facilities or at our facilities;

•	disruptions in global or regional commerce due to wars, to social, civil or political unrest in the non-U.S. countries in which we operate and to acts of terrorism, continued threats of terrorism and military, political and economic responses (including heightened security measures) to terrorism;

•	alterations in trade conditions in and between the U.S. and non-U.S. countries where we do business, including export duties, import controls, quotas and other trade barriers;

•	changes in tax, environmental and other laws and regulations in the U.S. and non-U.S. countries where we do business;

•	litigation, claims or assessments, including but not limited to claims or problems related to product liability, warranty or environmental issues; and

•	fluctuations in currency exchange rates of U.S. and foreign countries, including countries in Europe and Asia where we have several principal manufacturing facilities and where many of our customers, competitors and suppliers are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the company’s third quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control Over Financial Reporting
     No change in internal control over financial reporting was made in the third quarter of 2008 that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     Except for the material change to the following previously disclosed risk factor, there have been no other material changes in our risk factors from those disclosed in Part I, ‘Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this report, carefully consider that risk factors discussed here and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     Many of our customers are in cyclical industries that have historically been sensitive to local and global economic conditions and have experienced significant downturns, which resulted in substantially reduced demand for our products.
     The success of our business depends on the profitability of our customers’ business and demand for its products. Many of our customers are in businesses that are highly cyclical in nature and sensitive to changes in general economic conditions, such as the automotive, building materials, electronics and consumer durables industries. Their demand for our products and services changes as a result of general economic conditions (including increases in their cost structures and demand for their products), their ability to obtain financing, interest rates and other factors beyond our control. The performance of our business is directly related to the production levels of our customers. As an example, in 2006 and into 2008, the automotive industry experienced a significant slowdown and closures of operating facilities, which has adversely affected the sale of our plastics machinery — particularly injection molding machines — and metalworking fluids. Declines in economic conditions in the industries served by our customers may continue to have a negative effect on our business and ability to increase operating cash flows. In addition, we may experience difficulties in right sizing our operations to react to changes in economic conditions both in the U.S. and globally.

PART II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes stock repurchases and requisitions for the quarter ended September 30, 2008.

			(c) Total Number of	(d) Maximum Number (or
		(b) Average	Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number of	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	Shares (or Units)	per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs (1)	or Programs (1)
July 1— July 31, 2008	—	—	—	—
August 1— August 31, 2008	—	—	—	—
September 1 — September 30, 2008	—	—	—	—
Total	—	—	—	—

(1)	As of September 30, 2008, there were no publicly announced plans or programs to repurchase stock.
Item 3. Defaults Upon Senior Securities
Dividends on our Series B Preferred Stock are accrued and in arrears. See the fifth paragraph of the “Shareholders’ Equity” note to the Consolidated Condensed Financial Statements which is incorporated by reference herein.
Item 4. Submission of Matters to a Vote of Security Holders
[Not Applicable]
Item 5. Other Information
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

Milacron Inc.
Date: November 6, 2008	By:	/s/ Ronald D. Brown
Ronald D. Brown
Chairman, President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Ross A. Anderson
Ross A. Anderson
Senior Vice President — Finance and Chief Financial Officer

Index to Exhibits

Exhibit No.			Page

3(ii) Bylaws

	3.1	Composite copy of the Company’s Bylaws showing amendments
- Incorporated by reference to the company’s Form 8-K filed on August 20, 2008

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

	31.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002